Form 10-Q
period 1996-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1996-05-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    (Mark One)
       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                                        OR


       (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

                           Commission File No. 1-12644

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)

                        NEW YORK                  13-3261323
           (State or other jurisdiction of     (I.R.S. employer
            incorporation or organization)    identification no.)

                                 350 PARK AVENUE
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)

                                 (212) 826-0100
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 28,1996, there were outstanding 31,268,660 shares of Common Stock, par value $0.01 per share, of the registrant.

                                      INDEX
                                      -----

                                                                          PAGE
                                                                          ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements
              Financial Security Assurance Holdings Ltd. and
              Subsidiaries Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                           3

              Consolidated Statements of Income - Three months ended
                  March 31, 1996 and 1995                                    4

              Consolidated Statement of Changes in Shareholders'
              Equity  -  Three months ended March 31, 1996                   5

              Consolidated Statements of Cash Flows
                  -   Three months ended March 31, 1996 and 1995             6

              Notes to Consolidated Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8



PART II       OTHER INFORMATION, AS APPLICABLE

Item 6.       Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                  12

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              March 31,       December 31,
                            ASSETS                               1996             1995



Bonds, at market value (amortized cost of $1,066,251 and
   $1,027,414)                                                 $1,064,964     $1,058,076
Stocks, at market value                                            10,000
Short-term investments                                             76,297         52,666
                                                              -----------    -----------

     Total investments                                          1,151,261      1,110,742
Cash                                                                2,299          1,118
Deferred acquisition costs                                        131,404        132,951
Prepaid reinsurance premiums                                      139,014        133,548
Reinsurance recoverable on unpaid losses                           62,126         61,532
Receivable for securities sold                                      2,298          2,326
Other assets                                                       56,620         48,045
                                                              -----------    -----------

          TOTAL ASSETS                                         $1,545,022     $1,490,262
                                                               ==========     ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums                                             $   479,240    $   463,897
Losses and loss adjustment expenses                               114,024        111,759
Deferred federal income taxes                                      30,404         41,936
Ceded reinsurance balances payable                                 13,576         13,664
Payable for securities purchased                                   70,021          9,516
Notes payable                                                      30,000         30,000
Accrued expenses and other liabilities                             37,374         41,543
                                                              -----------    -----------

          TOTAL LIABILITIES                                       774,639        712,315
                                                              -----------    -----------

Preferred stock (3,000,000 shares authorized; 2,000,000
   issued and outstanding; par value of $.01 per share)                20             20
Common stock (50,000,000 shares authorized; 32,276,301
   issued; par value of $.01 per share)                               323            323
Additional paid-in capital - preferred                                680            680
Additional paid-in capital - common                               696,253        696,253
Unrealized gain (loss) on investments (net of deferred
   income tax (benefit) provision of ($450) and $10,731)             (836)        19,931
Accumulated earnings                                               89,459         72,410
Deferred equity compensation                                        8,658          6,504
Less treasury stock at cost (1,007,641 and 774,276 shares
   held)                                                          (24,174)       (18,174)
                                                              ------------   -----------

          TOTAL SHAREHOLDERS' EQUITY                              770,383        777,947
                                                              -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,545,022     $1,490,262
                                                               ==========     ==========



           See notes to condensed consolidated financial statements.

                                    FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                                 AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME

                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       March 31,
                                                        ---------------------------------------
                                                                1996               1995
                                                                ----               ----

Revenues:

   Net premiums written (net of premiums ceded
      of $18,441 and $7,236)                                     $34,139             $19,557
   Decrease (increase) in unearned premiums                      (11,405)             (4,342)
                                                                --------             -------

   Premiums earned (net of premiums ceded of
      $12,979 and $7,893)                                         22,734              15,215
   Net investment income                                          15,682              12,354
   Net realized gains                                              1,534              (4,793)
   Other income                                                       62                 197
                                                                --------          ----------

                               TOTAL REVENUES                     40,012              22,973
                                                                --------          ----------

Expenses:

   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $560 and $999):                    1,625               1,700
   Interest expense                                                  541                  57
   Policy acquisition costs                                        7,655               3,601
   Other operating expenses                                        3,957               3,201
                                                                --------           ---------

                               TOTAL EXPENSES                     13,778               8,559
                                                                --------           ---------

INCOME BEFORE INCOME TAXES                                        26,234              14,414

Provision for income taxes                                         6,690               3,609
                                                                --------

      NET INCOME                                                 $19,544             $10,805
                                                               =========           =========
      Weighted average common shares outstanding                  31,387              25,993
                                                               =========           =========
      Earnings per common share                                $    0.62           $    0.42
                                                               =========           =========









            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                             Additional   Additional    Unrealized
                                              Paid-In       Paid-In       Gain                  Deferred
                      Preferred      Common   Capital -     Capital -    (Loss) on  Accumulated  Equity         Treasury
                        Stock        Stock    Preferred      Common    Investments   Earnings   Compensation      Stock    Total
                        -----        -----    ---------      ------    -----------   --------   ------------      -----    -----
BALANCE,
  December 31, 1995     $20          $323        $680       $696,253     $19,931     $72,410       $6,504        $(18,174) $777,947

Net income                                                                            19,544                                 19,544

Net unrealized gain
  on investments                                                         (20,767)                                           (20,767)

Dividends paid on common stock
    ($0.08 per share)                                                                 (2,495)                                (2,495)

Deferred equity compensation                                                                        2,154                     2,154

Repurchase of common stock                                                                                         (6,000)   (6,000)
                        ---          ----        ----        -------      ------     -------     --------        --------  --------
BALANCE,
   March 31, 1996       $20          $323        $680       $696,253   $    (836)    $89,459       $8,658        $(24,174) $770,383
                        ===          ====        ====        =======      ======     =======     ========        ========  ========











                       See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED MARCH 31,
                                                         1996           1995
                                                         ----           ----

Cash flows from operating activities:
   Premiums received, net                             $  35,371      $  15,755
   Policy acquisition and other operating expenses
     paid, net                                          (22,192)       (13,253)
   Loss and LAE recovered (paid), net                       105           (291)
   Net investment income received                        17,181         12,472
   Recoverable advances paid                             (8,100)        (4,159)
   Federal income taxes recovered (paid)                 (1,799)         4,228
   Interest paid                                           (339)          (464)
   Other, net                                                65         (2,805)
                                                    -----------    -----------
          Net cash provided by operating activities      20,292         11,483
                                                     ----------     ----------

Cash flows from investing activities:
   Proceeds from sales of bonds                         180,722        151,035
   Purchases of bonds                                  (167,486)       (31,718)
   Purchases of property and equipment                     (548)          (340)
   Net increase in short-term securities                (23,304)      (123,851)
                                                     ----------      ---------
          Net cash used for investing activities        (10,616)        (4,874)
                                                     ----------    -----------

Cash flows from financing activities:
   Payment of management notes                                          (5,624)
   Dividends paid                                        (2,495)        (2,078)
   Treasury stock                                        (6,000)        (1,368)
                                                    -----------    -----------
          Net cash used for financing activities         (8,495)        (9,070)
                                                    -----------    -----------

Net increase (decrease) in cash                           1,181         (2,461)

Cash at beginning of period                               1,118          2,742
                                                    -----------    -----------

Cash at end of period                                $    2,299    $       281
                                                     ==========    ===========



            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1.     ORGANIZATION AND OWNERSHIP

       Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset- backed and municipal obligations. At March 31, 1996, the Company was owned 50.7% by U S WEST Capital Corporation (U S WEST), 7.9% by Fund American Enterprises Holdings, Inc. (Fund American), 6.2% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 35.2% by the public and employees.


2.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     Certain amounts in the 1995 financial statements have been reclassed to conform to the 1996 presentation.

     In the first quarter of 1996, the Company has recharacterized its cash equivalents as short term investments. The amount of cash equivalents recharacterized were $24.3 million and $38.1 million, as of March 31, 1996 and December 31, 1995, respectively.


3.     SUBSEQUENT EVENT

       In the second quarter of 1996, the Board of Directors of the Company approved (i) the purchase of 1.0 million shares of the Company's common stock from U S WEST for a purchase price of $26.50 per share, payable in cash and (ii) entering into a forward agreement with National Westminster Bank Plc and its designee(s) (the Counterparty) in respect of up to 1.75 million shares (the Forward Shares) of the Company's common stock. Under the forward agreement, the Company will have the right to either (a) purchase the Forward Shares from the Counterparty for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparty to sell the Forward Shares, receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. U S WEST has also agreed to sell to Fund American 1.0 million shares of the Company's common stock for a purchase price of $26.50 per share.

       In May 1996, U S WEST, Inc. sold to Salomon Inc debt exchangeable for common stock ("DECS") which, at maturity, is exchangable, at the option of U S WEST, Inc., for up to 9,796,303 shares of the Company's common stock owned by US WEST.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 AND 1995 FIRST QUARTER RESULTS

The Company's 1996 first quarter net income was $19.5 million, compared with $10.8 million for the same period in 1995, an increase of 80.9%. The increase was primarily attributable to higher core net income and capital gains. In December 1995, a subsidiary of the Company merged with Capital Guaranty, so that in the first quarter of 1996 the Company began to realize the benefits of the merger when compared to the previous year as total core revenues increased $8.4 million, from $25.8 million in 1995 to $34.1 million in 1996, while total core expenses increased only $2.8 million. In addition the Company recognized after-tax capital gains of $1.0 million in the first quarter of 1996 compared to $3.1 million of capital losses in the first quarter of 1995.

Operating net income (net income less the after-tax effect of net realized capital gains or losses) was $18.5 million for the first quarter of 1996 versus $13.9 million for the comparable period in 1995, an increase of $4.6 million or 33.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $17.6 million for the first quarter of 1996 versus $12.9 million for the comparable period in 1995, an increase of $4.7 million or 5.9%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written increased 96.3%, from $26.8 million for the first quarter of 1995 to $52.6 million for the first quarter of 1996. Gross PV premiums written also increased from $41.1 million in the first quarter of 1995 to $61.4 million in 1996, an increase of 49.3%. In the first quarter of 1996, asset-backed gross PV premiums written were $37.2 million, as compared to $25.2 million in 1995, as several large, high-premium transactions were underwritten within the pooled corporate obligations sector. However, management does not necessarily believe that this same growth level within the asset-backed sector will continue throughout the year. For the municipal business, gross PV premiums written in the first quarter increased from $15.9 million in 1995 to $24.2 million in 1996, an increase of 52.4%. This increase was primarily attributable to the additional underwriting capabilities the Company realized from the merger.

In the first quarter of 1996, the Company insured bonds totaling $5.4 billion, a 34.6% increase over the same period in 1995. The first quarter asset-backed component rose 4.6% to $3.0 billion while the municipal sector rose 110.8% to $2.4 billion. Compared with the combined FSA and Capital Guaranty first quarter production in 1995, the increase would have been 22.8%.

Net premiums written were $34.1 million for the first quarter of 1996, an increase of $14.5 million or 74.6% when compared with $19.6 million in 1995. The increase in net premiums written was less than that of gross premiums written because the Company increased the amounts ceded on a facultative basis for the asset-backed business in 1996 as compared to the first quarter of 1995. This facultative reinsurance was utilized on the several large, high-premium transactions noted above, and therefore this level of reinsurance may not continue at the same rate over the year.

Net premiums earned for the first quarter of 1996 were $22.7 million, compared with $15.2 million in 1995, an increase of 49.4%. Premiums earned from refundings and prepayments were $4.3 million for the first quarter of 1996 and $2.0 million for the same period of 1995, with both periods contributing $1.0 million to after-tax earnings. Net premiums earned for the quarter grew 39.1% relative to 1995 when the effects of refundings and prepayments are eliminated. While prepayments may continue throughout the remainder of the year, no assurances can be given that they will continue at the same level that was experienced in the first quarter of 1996.

Net investment income was $15.7 million for the first quarter of 1996 and $12.4 million for the comparable period in 1995, an increase of 26.9%. The increase in investment income is primarily due to additional invested assets acquired in the merger. The Company's effective tax rate on investment income has decreased from 22.9% for the first quarter of 1995 to 18.6% in 1996, as the holdings of tax-exempt securities has increased. In the first quarter of 1996, the Company realized net capital gains of gains of $1.5 million as compared with realized net capital losses of $4.8 million for the same period in 1995. Capital gains are a by-product of the normal investment management process and will vary substantially from period to period.

The provisions for losses and loss adjustment expenses during the first quarters of 1996 and 1995 were $1.6 million and $1.7 million, respectively, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At March 31, 1996, the unallocated balance in the Company's general loss reserve was $33.3 million.

Total policy acquisition and other operating expenses were $11.6 million for the first quarter of 1996 compared with $6.8 million for the same period in 1995, an increase of 70.7%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $8.7 million for the first quarter of 1996 compared with $6.4 million for the same period in 1995, an increase of 35.8%. The increase was primarily the result of higher DAC amortization due to a higher level of premiums earned and increased accruals for performance plan payouts due to another plan year added to the accrual base.

Income before income taxes for the first quarter of 1996 was $26.2 million, up from $14.4 million, or 82.0%, for the same period in 1995.

The Company's effective tax rate for the first quarter of 1996 was 25.5% compared with 25.0% for the same period in 1995. The increase in effective tax rates from the first quarter of 1995 to 1996 was due to higher levels income at full statutory tax rates.

For the quarter ended March 31, 1996, the weighted average number of shares of common stock outstanding increased to 31,387,000 from 25,993,000 during the first quarter of 1995. This increase was due to additional shares issued by the Company in the merger with Capital Guaranty. Earnings per share increased from $0.42 for the first quarter of 1995 to $0.62 for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated invested assets and cash equivalents at March 31, 1996, net of unsettled security transactions, was $1,084.0 million, a 1.8% decrease from the December 31, 1995 balance of $1,103.6 million. This decrease is primarily the result of a change in the market value of the investment portfolio, which included an unrealized gain position of $30.7 million at December 31, 1995 and an unrealized loss position of $1.3 million at March 31, 1996.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA, in January 1996, declared a dividend of $10.0 million to the Company which was paid in February 1996. FSA, on April 24, 1996, declared a dividend of $8.0 million. As a customary condition for approving in September, 1994, the application of Fund American for a change in control of FSA, the prior approval of the New York Superintendent is required for payment of dividends by FSA to the Company for a period of two years following such change of control. Such prior approvals have been obtained by FSA in respect of such quarterly dividend since September, 1994 in the ordinary course.

FSA has several sources of liquidity as discussed in the Company's 1995 Annual Report to Shareholders. In addition to these sources, FSA on April 30, 1996, entered into an agreement with a AAA/Aaa rated international bank for a $125.0 million credit facility which expires on January 31, 2003, unless extended. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit which provides liquidity and credit support to FSA in the event losses from municipal obligations in FSA's insured portfolio exceed specified limits. Repayment of amounts drawn under the line will be limited primarily to recoveries of losses related to such municipal obligations.

A subsidiary of the Company has $30.0 million outstanding long-term debt. The Company has no plans for capital expenditures within the next twelve months.

                                                      PART II
                                                 OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1996.

               (2) Employment Agreement dated December 20, 1995, between the Company and Michael Djordjevich

               (3) Severance Policy for Senior Management (Effective February 8,
               1995)

               (4) 1993 Equity Participation Plan, as Amended and Restated as of February 14, 1996

               (5) Amended and Restated By-laws of the Company, as amended and restated on February 14, 1996


         (b)  Reports on Form 8-K

                  None

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.




                                           By    /s/ Jeffrey S. Joseph
May 13, 1996                                         Jeffrey S. Joseph
                      Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index




Exhibit No.                         Exhibit

          1. Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1996

          2. Employment Agreement dated December 20, 1995, between the Company and Michael Djordjevich

          3.   Severance Policy for Senior Management (Effective February 8,
               1995)

          4. 1993 Equity Participation Plan, as Amended and Restated as of February 14, 1996

          5. Amended and Restated By-laws of the Company, as amended and restated on February 14, 1996