Form 10-Q
period 1996-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1996-08-09
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At July 31,1996, there were outstanding 32,276,301 shares of Common Stock, par value $0.01 per share, of the registrant, including 2,138,838 shares held in treasury.

                                      INDEX

                                                                    PAGE

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Financial Security  Assurance  Holdings Ltd.
          and Subsidiaries  Consolidated Balance Sheets
          - June 30, 1996 and December 31, 1995                       3

          Consolidated Statements of Income -
          Three months and Six months ended June 30, 1996 and 1995    4

          Consolidated Statement of Changes in Shareholders'
          Equity - Six months ended June 30, 1996                     5

          Consolidated Statements of Cash Flows
          -   Six months ended June 30, 1996 and 1995                 6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II OTHER INFORMATION, AS APPLICABLE

Item 4.   Submission of Matters to a Vote of Security Holders        12

Item 6.   Exhibits and Reports on Form 8-K                           12


        SIGNATURES                                                   13

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                       June 30,    December 31,
               ASSETS                                    1996          1995
                                                        ----           ----

Bonds, at market value (amortized
 cost of $1,066,444 and $1,027,414)                $ 1,057,613      $ 1,058,076
Stocks, at market value (cost of $6,514)                 6,581             --
Short-term investments                                  75,245           52,666
                                                   -----------      -----------
     Total investments                               1,139,439        1,110,742

Cash                                                     7,432            1,118
Deferred acquisition costs                             133,950          132,951
Prepaid reinsurance premiums                           144,881          133,548
Reinsurance recoverable on unpaid
 losses                                                 35,624           61,532
Receivable for securities sold                          15,871            2,326
Other assets                                            39,099           48,045
                                                   -----------      -----------

          TOTAL ASSETS

                                                   $ 1,516,296      $ 1,490,262
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                           $   496,061      $   463,897
Losses and loss adjustment expenses                     79,501          111,759
Deferred federal income taxes                           26,038           41,936
Ceded reinsurance balances payable                      14,267           13,664
Payable for securities purchased                        78,646            9,516
Notes payable                                           30,000           30,000
Accrued expenses and other
 liabilities                                            31,783           41,543
                                                   -----------      -----------

          TOTAL LIABILITIES                            756,296          712,315



Preferred stock (3,000,000 shares
authorized; 2,000,000
 issued and outstanding; par
 value of $.01 per share)                                   20               20
Common stock (50,000,000 shares
 authorized; 32,276,301
 issued; par value of $.01 per share)                      323              323
Additional paid-in capital -
 preferred                                                 680              680
Additional paid-in capital - common                    695,152          696,253
Unrealized gain (loss) on
 investments (net of deferred
 income tax (benefit) provision
 of ($3,067) and $10,731)                               (5,696)          19,931
Accumulated earnings                                   105,777           72,410
Deferred equity compensation                            14,817            6,504
Less treasury stock at cost
 (2,022,031 and 774,276 shares
 held)                                                 (51,073)         (18,174)
                                                   -----------      -----------

          TOTAL SHAREHOLDERS' EQUITY                   760,000          777,947
                                                   -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                            $ 1,516,296      $ 1,490,262
                                                   ===========      ===========


            See notes to condensed consolidated financial statements.

                         FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                      AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                        (Dollars in thousands, except per share data)

                                                  Three Months            Six Months
                                                     Ended                   Ended
                                                     June 30                 June 30
                                                   ----------             ----------
                                                1996     1995            1996    1995
                                                ----     ----            ----    ----
Revenues:

Net premiums written (net
 of premiums ceded
 of $14,035, $8,856, $32,476 and $16,092)    $ 30,726    $ 20,792    $ 64,865    $ 40,349

Decrease (increase) in deferred
premium revenue                               (10,976)     (5,462)    (22,381)     (9,804)
                                             --------    --------    --------    --------

Premiums earned (net of premiums ceded of
 $8,188, $8,533, $21,167 and $16,426)          19,750      15,330      42,484      30,545

Net investment income                          15,986      12,311      31,668      24,665

Net realized gains (losses)                       (22)      2,061       1,512      (2,732)

Other income                                       43         209         105         406
                                             --------    --------    --------    --------
        TOTAL REVENUES                         35,757      29,911      75,769      52,884
                                             --------    --------    --------    --------

Expenses:

Losses and loss adjustment expenses
 (net of reinsurance recoveries
 of $571, $1,017, $1,131 and $2,016)            1,530       1,605       3,155       3,305

Interest expense                                  542                   1,083          57

Policy acquisition costs                        4,965       3,596      12,620       7,197

Other operating expenses                        3,509       3,058       7,466       6,259
                                             --------    --------    --------    --------
        TOTAL EXPENSES                         10,546       8,259      24,324      16,818
                                             --------    --------    --------    --------


INCOME BEFORE INCOME TAXES                     25,211      21,652      51,445      36,066

Provision for income taxes                      6,463       6,168      13,153       9,777
                                             --------    --------    --------    --------

NET INCOME                                   $ 18,748    $ 15,484    $ 38,292    $ 26,289
                                             ========    ========    ========    ========

Weighted average common shares outstanding     30,758      25,887      31,074      25,940
                                             ========    ========    ========    ========

Earnings per common share                    $   0.61    $   0.59    $   1.23    $   1.01
                                             ========    ========    ========    ========









                  See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)



                                                 Addition   Additional   Unrealized                Deferred
                                                 Paid-In    Paid-In         Gain                    Equity
                         Preferred      Common   Capital-   Capital        (Loss)      Accumulated  Compen-   Treasury
                           Stock        Stock    Preferred  Common       Investments    Earnings    sation      Stock     Total
                         ---------      ------   ---------  ----------   -----------   ----------- ---------  ---------   -----

BALANCE, December 31,1995     $20       $323      $680      $696,253       $19,931        $72,410     $6,504    $(18,174) $777,947

Net income                                                                                 38,292                           38,292

Net unrealized gain on                                                     (25,627)                                        (25,627)
 investments

Dividends paid on common
 stock ($0.08 per share)                                                                   (4,925)                          (4,925)


Deferred equity compensation                                                                           8,313                 8,313


Repurchase of common                                                                                             (32,899)  (32,899)
 stock

Other common stock                                            (1,101)                                                       (1,101)
 transactions
                              ---       ----     ----        --------      --------       --------    -------   --------  --------
BALANCE, June 30, 1996        $20       $323     $680        $695,152      $(5,696)      $105,777    $14,817    $(51,073) $760,000
                              ===       ====     ====        ========      ========       ========    =======   ========= ========

                       See notes to condensed consolidated financial statements.



                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1996            1995
                                                         ----            ----
Cash flows from operating activities:

Premiums received, net                                $70,424         $40,036

Policy acquisition and
other operating expenses paid, net                    (25,272)        (16,210)


Loss and LAE paid, net                                 (9,603)           (690)

Net investment income
received                                               30,627          20,526

Recoverable advances received (paid)                    7,628          (2,325)

Federal income taxes paid                             (14,732)         (3,952)

Interest paid                                          (1,855)           (771)

Other, net                                               (851)         (2,414)
                                                       ------         --------
 Net cash provided by operating activities             56,366          34,200
                                                       ------         --------

Cash flows from investing activities:

Proceeds from sales of bonds                          479,363         235,199

Purchases of bonds                                   (467,682)       (287,559)

Purchases of property and equipment                    (1,225)           (441)

Net decrease (increase) in short-term securities      (21,582)         36,044
                                                       ------         --------
 Net cash used for investing activities               (11,126)        (16,757)
                                                       ------         --------


Cash flows from financing activities:

Payment of management notes                                            (5,624)

Dividends paid                                         (4,925)         (4,148)
Treasury stock                                        (34,001)         (5,215)
                                                       ------         --------

 Net cash used for financing activities               (38,926)        (14,987)
                                                       ------         --------

Net increase in cash                                    6,314           2,456

Cash at beginning of period                             1,118           2,742
                                                       ------         --------
Cash at end of period                                  $7,432         $ 5,198
                                                       ======         ========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995

1.  ORGANIZATION AND OWNERSHIP

     Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At June 30, 1996, the Company was owned approximately 40.0% by U S WEST Capital Corporation (U S WEST), 11.4% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 42.2% by the public and employees.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The December 31, 1995 condensed balance sheet data was derived from audited financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     Certain amounts in the 1995 financial statements have been reclassed to conform to the 1996 presentation.

     In the  first  quarter  of  1996,  the  Company  recharacterized  its  cash equivalents as short-term investments. The amount of cash equivalents recharacterized were $26.7 million and $38.1 million, as of June 30, 1996 and December 31, 1995, respectively.

3.  COMMON STOCK TRANSACTIONS

     In May 1996, the Company repurchased 1.0 million shares of it common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminister Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1.75 million shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company will have the right to either (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

1996 and 1995 Second Quarter Results

The Company's 1996 second quarter net income was $18.8 million, compared with $15.5 million for the same period in 1995, an increase of 21.1%. The increase was primarily attributable to higher core net income and capital gains. In December 1995, a subsidiary of the Company merged with Capital Guaranty Corporation, so that in the second quarter of 1996 the Company began to realize the benefits of the merger when compared to the previous year as total core revenues increased $9.0 million, from $26.7 million in 1995 to $35.7 million in 1996, while total core expenses increased only $2.5 million.

Operating net income (net income less the after-tax effect of net realized capital gains or losses) was $18.8 million for the second quarter of 1996 versus $14.1 million for the comparable period in 1995, an increase of $4.6 million or 32.7%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $18.7 million for the second quarter of 1996 versus $13.5 million for the comparable period in 1995, an increase of $5.2 million or 38.4%.

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

Gross premiums written increased 51.0%, from $29.7 million for the second quarter of 1995 to $44.8 million for the second quarter of 1996. Also, gross PV premiums written increased from $33.2 million in the second quarter of 1995 to $55.9 million in 1996, an increase of 68.3%. In the second quarter of 1996, asset-backed gross PV premiums written were $28.8 million, as compared to $15.7 million in 1995, as several large, high-premium transactions were underwritten within the pooled corporate obligations sector. However, management does not necessarily believe that this same growth level within the asset-backed sector will continue throughout the year. For the municipal business, gross PV premiums written in the second quarter increased from $17.5 million in 1995 to $27.1 million in 1996, an increase of 54.8%. This increase was primarily attributable to the additional underwriting capabilities the Company realized from the merger.

In the second quarter of 1996, the Company insured par value of bonds totaling $7.4 billion, a 93.0% increase over the same period in 1995. The second quarter asset-backed component rose 68.7% to $4.4 billion while the municipal sector rose 145.0% to $3.0 billion. Compared with the combined FSA and Capital Guaranty second quarter production in 1995, the increase would have been 29.8%.

Net premiums written were $30.7 million for the second quarter of 1996, an increase of $9.9 million or 47.8% when compared with $20.8 million in 1995. The increase in net premiums written was less than that of gross premiums written because the Company increased the amounts ceded on a facultative basis for the asset-backed business in 1996 as compared to the second quarter of 1995. This facultative reinsurance was utilized on the several large, high-premium transactions noted above, and therefore this level of reinsurance may not continue at the same rate over the year.

Net premiums earned for the second quarter of 1996 were $19.8 million, compared with $15.3 million in the second quarter of 1995, an increase of 28.8%. Premiums earned from refundings and prepayments were $0.1 million for the second quarter of 1996 and $1.2 million for the same period of 1995, contributing $0.1 million and $0.6 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 38.8% relative to the same period in 1995 when the effects of refundings and prepayments are eliminated.

Net investment income was $16.0 million for the second quarter of 1996 and $12.3 million for the comparable period in 1995, an increase of 29.8%. The increase in investment income is primarily due to additional invested assets acquired in the merger. The Company's effective tax rate on investment income has decreased from 23.0% for the second quarter of 1995 to 19.6% in 1996, as the holdings of tax-exempt securities has increased. In the second quarter of 1996, the Company realized $22 thousand in net capital losses as compared with realized net capital gains of $2.1 million for the same period in 1995. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provisions for losses and loss adjustment expenses during the second quarters of 1996 and 1995 were $1.5 million and $1.6 million, respectively, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At June 30, 1996, the unallocated balance in the Company's general loss reserve was $34.7 million.

Total policy acquisition and other operating expenses were $8.5 million for the second quarter of 1996 compared with $6.7 million for the same period in 1995, an increase of 27.4%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $8.4 million for the second quarter of 1996 compared with $6.4 million for the same period in 1995, an increase of 31.1%. The increase was primarily the result of higher DAC amortization due to a higher level of premiums earned and increased accruals for performance plan payouts due to the addition of another plan year to the accrual base.

Income before income taxes for the second quarter of 1996 was $25.2 million, up from $21.7 million, or 16.4%, for the same period in 1995.

The Company's effective tax rate for the second quarter of 1996 was 25.6% compared with 28.5% for the same period in 1995. The decrease in effective tax rates from the second quarter of 1995 to 1996 was due to a higher proportion of tax-exempt interest income.

The weighted average number of shares of common stock outstanding increased to 30,758,000 for the quarter ended June 30, 1996, from 25,887,000 during the second quarter of 1995. This increase was due to the issuance of new shares in the merger with Capital Guaranty, net of shares the Company repurchased as discussed below in "Liquidity and Capital Resources." Earnings per share increased from $0.59 for the second quarter of 1995 to $0.61 for the same period in 1996.

1996 and 1995 First Six Months Results

The Company's net income for the first six months of 1996 was $38.3 million, compared with $26.3 million for the same period in 1995, an increase of 45.7%. The increase was primarily attributable to higher core net income due to the merger and realization of capital gains, partially offset by lower refundings.

Operating net income was $37.3 million for the first six months of 1996 versus $28.1 million for the comparable period in 1995, an increase of 32.9%. Core net income was $36.3 million for the first six months of 1996 versus $26.4 million for the comparable period in 1995, an increase of 37.4%.

Gross premiums written increased 72.5%, to $97.3 million for the first six months of 1996 from $56.4 million for the first six months of 1995. Also, gross PV premiums written for the first six months of 1996 increased by 57.8%, to $117.3 million from the prior year's total of $74.3 million. In the first six months of 1996, asset-backed gross PV premiums written were up 71.8% to $70.4 million, as business increased due to several large, high-premium transactions in the pooled corporate obligations sector, as compared to gross PV premiums written in the first six months of 1995 of $40.9 million. For the municipal business, gross PV premiums written in the first six months increased 40.6% to $46.9 million in 1996 from $33.4 million in 1995.

In the first six months of 1996, the Company insured bonds totaling $12.8 billion, a 63.2% increase over the same period in 1995. The second quarter asset-backed component rose 36.7% to $7.5 billion while the municipal sector rose 124.9% to $5.3 billion. Compared with the combined FSA and Capital Guaranty six month production in 1995, the increase would have been 29.8%. In the first six months of 1996, the estimated total market par volume of municipal new issues was $89.8 billion, an increase of 27.7% from 1995's level and the par insured by the industry increased 50% to $41.1 billion in 1996.

Net premiums written were $64.9 million for the first six months of 1996, an increase of 60.7% when compared with 1995. The increase in net premiums written was less than that of gross premiums written because the Company increased the amounts ceded on a facultative basis for the asset-backed business in 1996 as compared to the first six months of 1995. This facultative reinsurance was utilized on the several large, high-premium transactions noted above, and therefore this level of reinsurance may not continue at the same rate over the year.

Net premiums earned for the first six months of 1996 were $42.5 million, compared with $30.5 million in 1995, an increase of 39.1%. Premiums earned from refundings and prepayments were $4.5 million for the first six months of 1996 and $3.2 million for the same period of 1995, contributing $1.0 million and $1.7 million to after-tax earnings. Net premiums earned for the period grew 38.9% relative to 1995 when the effects of refundings and prepayments were eliminated. While prepayments may continue throughout the remainder of the year, no assurances can be given that they will continue at the same level that was experienced in the first six months of 1996.

Net investment income was $31.7 million for the first six months of 1996 and $24.7 million for the comparable period in 1995, an increase of 28.4%. The increase in investment income is primarily due to additional invested assets acquired in the merger. The Company's effective tax rate on investment income has decreased from 23.0% for the first six months of 1995 to 19.1% in 1996, as the holdings of tax-exempt securities has increased. Year-to-date 1996, the Company has realized $1.5 million of capital gains as compared with realized net capital losses of $2.7 million for the same period in 1995.

The provisions for losses and loss adjustment expenses during the first six months of 1996 and 1995 were $3.2 million and $3.3 million, respectively, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses were $20.1 million for the first six months of 1996 compared with $13.5 million for the same period in 1995, an increase of 49.3%. Eliminating the effect of refundings and prepayments, total policy acquisition and other operating expenses would have increased 33.5% due to higher amortization of deferred acquisition costs in 1996. The increase was primarily the result of higher DAC amortization due to a higher level of premiums earned and increased accruals for performance plan payouts due to another plan year added to the accrual base.

Income before income taxes for the first six months of 1996 was $51.4 million, up from $36.1 million, or 42.6%, for the same period in 1995.

The Company's effective tax rate for the first six months of 1996 was 25.6% compared with 27.1% for the same period in 1995. The decrease in effective tax rates from the first six months of 1995 to 1996 was due to a higher proportion of tax-exempt interest income.

The weighted average number of shares of common stock outstanding increased from 25,940,000 during the first six months of 1995 to 31,074,000, for the six months ended June 30, 1996. This increase was due to the issuance of new shares in the merger, partially offset by a repurchase of shares as discussed below in "Liquidity and Capital Resources." Earnings per share increased to $1.23 for the first six months of 1996 from $1.01 for the same period in 1995.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at June 30, 1996, net of unsettled security transactions, was $1,076.7 million, a 2.4% decrease from the December 31, 1996 balance of $1,103.6 million. This decrease is primarily the result of a change in the market value of the investment portfolio, which included an unrealized gain position of $30.7 million at December 31, 1995 and an unrealized loss position of $8.8 million at June 30, 1996.

A subsidiary of the Company has $30.0 million outstanding long-term debt. The Company has no material plans for capital expenditures within the next twelve months.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid dividends of $18.0 million for the six months ended June 1996. Based upon FSA's statutory statements for the quarter ended June 30, 1996 and considering dividends which can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $37.3 million. As a customary condition for approving in September, 1994, the application of Fund American for a change in control of FSA, the prior approval of the New York Superintendent is required for payment of dividends by FSA to the Company for a period of two years following such change of control. Such prior approval requirement will lapse in September 1996. Such prior approvals have been obtained by FSA in respect of such quarterly dividend since September, 1995 in the ordinary course.

FSA has several sources of liquidity as described in the Company's 1996 Annual Report to Shareholders. In addition to these sources, in April 30, 1996, FSA entered into an agreement with a AAA/Aaa rated international bank for a $125.0 million credit facility which expires on January 31, 2003, unless extended. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit which provides liquidity and credit support to FSA in the event losses from municipal obligations in FSA's insured portfolio exceed specified limits.
Repayment of amounts drawn under the line will be limited primarily to recoveries of losses related to such municipal obligations.

In May 1996, the Company repurchased 1.0 million shares of it common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminister Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1.75 million shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company will have the right to either (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. If the Company were to settle these Forward Shares at the Company's June 30, 1996 market price of $27.375, it would receive approximately 49 thousand shares.

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on Thursday, May 9, 1996. At the 1996 Annual Meeting, shareholders elected all 15 nominees for director and approved the Company's selection of Coopers & Lybrand L.L.P. as independent auditors for the year ending December 31, 1996. The number of votes cast with respect to each director nominee were at least as follows:

                          Number of Shares         Number of
Nominee                       Voted For          Shares Withheld
- ------------------        -----------------     ---------------
John J. Byrne                 30,495,058              12,888
Robert P. Cochran             30,495,058              12,888
Michael Djordjevich           30,495,083              12,863
Robert N. Downey              30,495,083              12,863
Anthony M. Frank              30,493,808              14,138
K. Thomas Kemp                30,493,808              14,138
Kozo Kusakari                 30,494,648              13,298
David O. Maxwell              30,495,083              12,863
James M.Osterhoff             30,494,748              13,198
James H. Ozanne               30,495,083              12,863
Staats M.Pellett, Jr.         30,495,083              12,863
Richard A. Post               30,494,648              13,298
Roger K. Taylor               30,495,058              12,888
Allan L. Waters               30,495,083              12,863
Howard M. Zelikow             30,495,083              12,863

The selection of Coopers & Lybrand L.L.P. was ratified by at least 30,501,585 shares; at least 685 shares were voted against ratification and at least 5,676 shares abstained from voting on this matter.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (1) Condensed consolidated financial statements of Financial Security Assurance Inc. for the six month period ended June 30, 1996.

          (2) Credit Agreement dated as of April 30, 1996, among Financial Security Assurance Inc., Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent.

     (b)  Reports on Form 8-K


          A Current Report on Form 8-K dated April 26, 1996, was filed by the Company in respect of Item 5 of Form 8-K (Other Events)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

                                   By   /s/ Jeffrey S. Joseph
                                      ---------------------------
August 9, 1996                        Jeffrey S. Joseph
                                   Managing Director & Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                    Exhibit
- ----------                    ---------
     1. Condensed financial statements of Financial Security Assurance Inc. for the six month period ended June 30, 1996

     2. Credit Agreement dated as of April 30, 1996, among Financial Security Assurance Inc., Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent