Form 10-Q
period 1996-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1996-11-12
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

At October 31, 1996, there were outstanding 32,276,301 shares of Common Stock, par value $0.01 per share, of the registrant, including 2,300,004 shares held in treasury.

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

      Financial Security Assurance Holdings Ltd. and Subsidiaries

      Consolidated Balance Sheets - September 30, 1996 and
        December 31, 1995                                                     3

      Consolidated Statements of Income - Three months and Nine
        months ended September 30, 1996 and 1995                              4

      Consolidated Statement of Changes in Shareholders' Equity
        -  Nine months ended September 30, 1996                               5

      Consolidated Statements of Cash Flows
        -  Nine months ended September 30, 1996 and 1995                      6

      Notes to Consolidated Financial Statements                              7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                   13

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                September 30,     December 31,
                            ASSETS                                  1996              1995
                                                                    ----              ----

Bonds, at market value (amortized cost of $1,057,684 and
 $1,027,414)                                                    $ 1,061,294       $ 1,058,076
Stocks, at market value (cost of $7,606)                              7,801
Short-term investments                                              102,759            52,666
                                                                -----------       -----------

    Total investments                                             1,171,854         1,110,742
Cash                                                                  7,394             1,118
Deferred acquisition costs                                          139,083           132,951
Prepaid reinsurance premiums                                        147,810           133,548
Reinsurance recoverable on unpaid losses                             36,350            61,532
Receivable for securities sold                                        5,961             2,326
Other assets                                                         39,945            48,045
                                                                -----------       -----------

      TOTAL ASSETS                                              $ 1,548,397       $ 1,490,262
                                                                ===========       ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                        $   505,955       $   463,897
Losses and loss adjustment expenses                                  81,452           111,759
Deferred federal income taxes                                        29,692            41,936
Ceded reinsurance balances payable                                   13,539            13,664
Payable for securities purchased                                     73,226             9,516
Notes payable                                                        30,000            30,000
Accrued expenses and other liabilities                               35,997            41,543
                                                                -----------       -----------

      TOTAL LIABILITIES
                                                                    769,861           712,315
                                                                -----------       -----------
Preferred stock (3,000,000 shares authorized; 2,000,000
  issued and outstanding; par value of $.01 per share)                   20                20
Common stock (50,000,000 shares authorized; 32,276,301
  issued; par value of $.01 per share)                                  323               323
Additional paid-in capital - preferred                                  680               680
Additional paid-in capital - common                                 695,118           696,253
Unrealized gain on investments (net of deferred
  income tax provision of $1,331 and $10,731)                         2,474            19,931
Accumulated earnings                                                120,116            72,410
Deferred equity compensation                                         18,563             6,504
Less treasury stock at cost (2,302,899 and 774,276 shares
  held)                                                             (58,758)          (18,174)
                                                                -----------       -----------

      TOTAL SHAREHOLDERS' EQUITY                                    778,536           777,947
                                                                -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,548,397       $ 1,490,262
                                                                ===========       ===========


           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                          Three Months Ended        Nine Months Ended
                                                             September 30             September 30
                                                             ------------             ------------
                                                           1996        1995          1996         1995
                                                           ----        ----          ----         ----
Revenues:

  Net premiums written (net of premiums ceded
    of $10,545, $7,322, $43,021 and $23,414)            $ 28,449     $14,568     $  93,314     $ 54,917
  Decrease (increase) in deferred premium revenue         (6,812)      5,724       (29,193)      (4,080)
                                                        --------     -------     ---------     --------

  Premiums earned (net of premiums ceded of
    $7,687, $10,594, $28,854 and $27,020)                 21,637      20,292        64,121       50,837
  Net investment income                                   16,467      12,212        48,135       36,877
  Net realized gains (losses)                             (3,338)      4,065        (1,826)       1,333
  Other income                                               119       2,299           224        2,705
                                                        --------     -------     ---------     --------

             TOTAL REVENUES                               34,885      38,868       110,654       91,752
                                                        --------     -------     ---------     --------

Expenses:

  Losses and loss adjustment expenses (net of
    reinsurance recoveries of $816, $1,035, $1,947
    and $3,051)                                            1,482       1,517         4,637        4,822
  Interest expense                                           541                     1,624           57
  Policy acquisition costs                                 5,461       5,216        18,081       12,413
  Other operating expenses                                 4,453       3,797        11,919       10,056
                                                        --------     -------     ---------     --------

             TOTAL EXPENSES                               11,937      10,530        36,261       27,348
                                                        --------     -------     ---------     --------

INCOME BEFORE INCOME TAXES                                22,948      28,338        74,393       64,404

Provision for income taxes                                 5,738       8,066        18,891       17,843
                                                        --------     -------     ---------     --------

NET INCOME                                              $ 17,210     $20,272     $  55,502     $ 46,561
                                                        ========     =======     =========     ========
Weighted average common shares outstanding                30,078      25,701        30,739       25,860
                                                        ========     =======     =========     ========
Earnings per common share                               $   0.58     $  0.79     $    1.81     $   1.80
                                                        ========     =======     =========     ========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                          Additional      Additional       Unrealized
                                                                            Paid-In         Paid-In           Gain
                                           Preferred        Common         Capital -       Capital -       (Loss) on
                                             Stock          Stock          Preferred        Common         Investments
                                             -----          -----          ---------        ------         -----------
BALANCE, December 31, 1995                     $20           $323             $680         $696,253          $19,931

Net income

Net unrealized loss on investments                                                                           (17,457)

Dividends paid on common stock
  ($0.08 to $0.095 per share)

Deferred equity compensation

Repurchase of common stock

Other common stock transactions                                                              (1,135)

Adjustment to prior year disposal of
  subsidiary

                                               ---           ----             ----         --------        ---------
BALANCE, September 30, 1996                    $20           $323             $680         $695,118        $   2,474
                                               ===           ====             ====         ========        =========


                                                               Deferred
                                                                Equity
                                            Accumulated         Compen-      Treasury
                                              Earnings          sation         Stock           Total
                                              --------          ------         -----           -----

BALANCE, December 31, 1995                   $ 72,410          $ 6,504       $(18,174)       $777,947

Net income                                     55,502                                          55,502

Net unrealized loss on investments                                                            (17,457)

Dividends paid on common stock
  ($0.08 to $0.095 per share)                  (7,882)                                         (7,882)

Deferred equity compensation                                    12,059                         12,059

Repurchase of common stock                                                    (40,584)        (40,584)

Other common stock transactions                                                                (1,135)

Adjustment to prior year disposal of
  subsidiary                                       86                                              86

                                             --------          -------       --------        --------
BALANCE, September 30, 1996                  $120,116          $18,563       $(58,758)       $778,536
                                             ========          =======       =========       ========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               1996               1995
                                                               ----               ----
Cash flows from operating activities:
  Premiums received, net                                   $  97,506          $  56,177
  Policy acquisition and other operating expenses
    paid, net                                                (29,233)           (28,589)
  Loss and LAE paid, net                                      (9,700)              (832)
  Net investment income received                              48,858             31,659
  Recoverable advances received (paid)                         6,373             (9,551)
  Federal income taxes paid                                  (24,774)            (9,020)
  Interest paid                                               (1,057)               (57)
  Other, net                                                  (2,712)             6,958
                                                           ---------          ---------
      Net cash provided by operating activities               85,261             46,745
                                                           ---------          ---------

Cash flows from investing activities:
  Proceeds from sales of bonds                               864,310            431,220
  Purchases of bonds                                        (843,612)          (508,703)
  Purchases of property and equipment                         (1,576)              (642)
  Net decrease (increase) in short-term securities           (48,591)            53,612
                                                           ---------          ---------
      Net cash used for investing activities                 (29,469)           (24,513)
                                                           ---------          ---------

Cash flows from financing activities:
  Payment of management notes                                                    (5,624)
  Dividends paid                                              (7,882)            (6,239)
  Treasury stock                                             (40,499)           (10,443)
  Other common stock transactions                             (1,135)
                                                           ---------          ---------
      Net cash used for financing activities                 (49,516)           (22,306)
                                                           ---------          ---------

Net increase in cash                                           6,276                (74)
Cash at beginning of period                                    1,118              2,742
                                                           ---------          ---------

Cash at end of period                                      $   7,394          $   2,668
                                                           =========          =========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995

1. ORGANIZATION AND OWNERSHIP

       Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At September 30, 1996, the Company was owned approximately 40.4% by U S WEST Capital Corporation (U S WEST), 11.5% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 41.7% by the public and employees.

2. BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The December 31, 1995 condensed balance sheet data was derived from audited financial statements. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       Certain amounts in the 1995 financial statements have been reclassed to conform to the 1996 presentation.

       In the first quarter of 1996, the Company recharacterized its cash equivalents as short-term investments. The amount of cash equivalents recharacterized were $18.5 million and $38.1 million, as of September 30, 1996 and December 31, 1995, respectively.

3. COMMON STOCK TRANSACTIONS

       In May 1996, the Company repurchased 1.0 million shares of its common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminister Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of
1.75 million shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company will have the right to either (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. If the Company were to settle these Forward Shares at the Company's September 30, 1996 market price of $29.50, it would receive approximately 152 thousand shares.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1996 and 1995 Third Quarter Results

The Company's 1996 third quarter net income was $17.2 million, compared with $20.3 million for the same period in 1995, a decrease of 15.1%. The decrease in net income was attributable to lower refundings along with the recognition of capital losses in the investment portfolio in the third quarter of 1996 compared with a higher level of refundings, the recognition of capitals gains and the gain from a sale of a subsidiary in the third quarter of 1995. While 1996's third quarter net income was below that of the previous year, core net income (operating net income less the after-tax effect of refundings and prepayments) was $18.8 million, compared with $13.3 million for the same period in 1995, an increase of 41.5%. In December 1995, a subsidiary of the Company merged with Capital Guaranty Corporation, resulting in the Company realizing benefits from the merger in the current year when compared with the previous year. Total core revenues in the third quarter of 1996 increased $10.7 million, from $26.4 million in 1995 to $37.1 million in 1996, while total core expenses increased only $2.9 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses) was $19.4 million for the third quarter of 1996 versus $16.2 million for the comparable period in 1995, an increase of $3.2 million or 19.7%.

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

Gross premiums written increased 78.1%, from $21.9 million for the third quarter of 1995 to $39.0 million for the third quarter of 1996. Also, gross PV premiums written increased from $21.2 million in the third quarter of 1995 to $54.1 million in 1996, an increase of 155.6%. In the third quarter of 1996, asset-backed gross PV premiums written were $28.5 million, as compared with $9.9 million in 1995, as several large transactions were underwritten within the consumer recievables sector along with a large transaction in the central government debt sector. For the municipal business, gross PV premiums written in the third quarter increased from $11.3 million in 1995 to $25.6 million in 1996, an increase of 127.5%. This increase was primarily attributable to the additional underwriting capabilities realized by the Company from the merger.

In the third quarter of 1996, the Company insured par value of bonds totaling $8.9 billion, a 223.3% increase over the same period in 1995. Compared with the combined FSA and Capital Guaranty third quarter production in 1995, the increase was 143.1%. FSA's third quarter asset-backed component rose 183.1% to $5.4 billion while its municipal sector rose 316.9% to $3.5 billion.

Net premiums written were $28.5 million for the third quarter of 1996, an increase of $13.9 million or 95.3% when compared with $14.6 million in 1995. Net premiums earned for the third quarter of 1996 were $21.6 million, compared with $20.3 million in the third quarter of 1995, an increase of 6.6%. Premiums earned from refundings and prepayments were $1.1 million for the third quarter of 1996 and $6.2 million for the same period of 1995, contributing $0.5 million and $2.9 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 45.4% relative to the same period in 1995 when the effects of refundings and prepayments are eliminated.

Net investment income was $16.5 million for the third quarter of 1996 and $12.2 million for the comparable period in 1995, an increase of 34.8%. The increase in investment income is primarily due to additional invested assets acquired in the merger. The Company's effective tax rate on investment income has decreased from 20.9% for the third quarter of 1995 to 20.6% in 1996, as the holdings of tax-exempt securities has increased. In the third quarter of 1996, the Company realized $3.3 million in net capital losses as compared with realized net capital gains of $4.1 million and a net gain on the sale of a subsidiary of $2.2 million for the same period in 1995. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provisions for losses and loss adjustment expenses during the third quarters of 1996 and 1995 were the same at $1.5 million, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At September 30, 1996, the unallocated balance in the Company's general loss reserve was $36.0 million.

Total policy acquisition and other operating expenses were $9.9 million for the third quarter of 1996 compared with $9.0 million for the same period in 1995, an increase of 10.0%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $9.6 million for the third quarter of 1996 compared with $7.3 million for the same period in 1995, an increase of 32.5%. The increase was primarily the result of higher DAC amortization due to a higher level of premiums earned and increased accruals for performance plan payouts due to the addition of another plan year to the accrual base.

Income before income taxes for the third quarter of 1996 was $22.9 million, down from $28.3 million, or 19.0%, for the same period in 1995.

The Company's effective tax rate for the third quarter of 1996 was 25.0% compared with 28.5% for the same period in 1995. The decrease in effective tax rates from the third quarter of 1995 to 1996 was due to a higher proportion of tax-exempt interest income.

The weighted average number of shares of common stock outstanding increased to 30,078,000 for the quarter ended September 30, 1996, from 25,701,000 during the third quarter of 1995. This increase was due to the issuance of new shares in the merger with Capital Guaranty, net of shares the Company repurchased as discussed below in "Liquidity and Capital Resources." Earnings per share decreased from $0.79 for the third quarter of 1995 to $0.58 for the same period in 1996.

1996 and 1995 First Nine Months Results

The Company's net income for the first nine months of 1996 was $55.5 million, compared with $46.6 million for the same period in 1995, an increase of 19.2%. The increase was primarily attributable to higher core net income due to the merger, partially offset by lower refundings and realization of capital losses.

Operating net income was $56.7 million for the first nine months of 1996 versus $44.3 million for the comparable period in 1995, an increase of 28.1%. Core net income was $55.1 million for the first nine months of 1996 versus $39.7 million for the comparable period in 1995, an increase of 38.8%.

Gross premiums written increased 74.0%, to $136.3 million for the first nine months of 1996 from $78.3 million for the first nine months of 1995. Also, gross PV premiums written for the first nine months of 1996 increased by 79.5%, to $171.4 million from $95.5 million for the same period in the prior year. In the first nine months of 1996, asset-backed gross PV premiums written were up 94.4% to $98.8 million, as business increased due to several large, high-premium transactions in the pooled corporate obligations sector, as compared to gross PV premiums written in the first nine months of 1995 of $50.9 million. For the municipal business, gross PV premiums written in the first nine months increased 62.5% to $72.6 million in 1996 from $44.6 million in 1995.

In the first nine months of 1996, the Company insured bonds totaling $21.7 billion, a 104.6% increase over the same period in 1995. Compared with the combined FSA and Capital Guaranty nine month production in 1995, the increase would have been 63.9%. FSA's year-to-date asset-backed component rose 74.6% to $13.0 billion while its municipal sector rose 174.7% to $8.7 billion.

Net premiums written were $93.3 million for the first nine months of 1996, an increase of 69.9% when compared with 1995. The increase in net premiums written was less than that of gross premiums written because the Company ceded increased amounts on a facultative basis for the asset-backed business in 1996 as compared with the first nine months of 1995. This facultative reinsurance was utilized on the several large, high-premium transactions noted above, and therefore this level of reinsurance may not continue at the same rate over the year.

Net premiums earned for the first nine months of 1996 were $64.1 million, compared with $50.8 million in 1995, an increase of 26.1%. Premiums earned from refundings and prepayments were $5.6 million for the first nine months of 1996 and $9.4 million for the same period of 1995, contributing $1.6 million and $4.5 million to after-tax earnings. Net premiums earned for the period grew 41.1% relative to 1995 when the effects of refundings and prepayments were eliminated. While prepayments may continue throughout the remainder of the year, no assurances can be given that they will continue at the same level that was experienced in the first nine months of 1996.

Net investment income was $48.1 million for the first nine months of 1996 and $36.9 million for the comparable period in 1995, an increase of 30.5%. The increase in investment income is primarily due to additional invested assets acquired in the merger. The Company's effective tax rate on investment income has decreased from 22.3% for the first nine months of 1995 to 19.7% in 1996, as the holdings of tax-exempt securities has increased. Year-to-date 1996, the Company has realized $1.8 million of capital losses as compared with realized net capital gains of $1.3 million and the net gain on the sale of a subsidiary of $2.2 million for the same period in 1995.

The provisions for losses and loss adjustment expenses during the first nine months of 1996 and 1995 were $4.6 million and $4.8 million, respectively, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses were $30.0 million for the first nine months of 1996 compared with $22.5 million for the same period in 1995, an increase of 33.2%. Eliminating the effect of refundings and prepayments, total policy acquisition and other operating expenses would have increased 33.1% due to higher amortization of deferred acquisition costs in 1996. The increase was primarily the result of higher DAC amortization due to a higher level of premiums earned and increased accruals for performance plan payouts due to the addition of another plan year to the accrual base.

Income before income taxes for the first nine months of 1996 was $74.4 million, up from $64.4 million, or 15.5%, for the same period in 1995.

The Company's effective tax rate for the first nine months of 1996 was 25.4% compared with 27.7% for the same period in 1995. The decrease in effective tax rates was due to a higher proportion of tax-exempt interest income.

The weighted average number of shares of common stock outstanding increased from 25,860,000 during the first nine months of 1995 to 30,739,000, for the nine months ended September 30, 1996. This increase was due to the issuance of new shares in the merger, partially offset by a repurchase of shares as discussed below in "Liquidity and Capital Resources." Earnings per share increased to $1.81 for the first nine months of 1996 from $1.80 for the same period in 1995.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at September 30, 1996, net of unsettled security transactions, was $1,104.6 million, essentially equal to the December 31, 1995 balance of $1,103.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $30.7 million at December 31, 1995 as compared with an unrealized gain position of $3.8 million at September 30, 1996.

A subsidiary of the Company has $30.0 million of outstanding long-term debt. The Company has no material plans for capital expenditures within the next twelve months.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid dividends of $18.0 million for the nine months ended September 1996. Based upon FSA's statutory statements for the quarter ended September 30, 1996 and considering dividends which can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $45.8 million. As a customary condition for approving in September, 1994, the application of Fund American for a change in control of FSA, the prior approval of the New York Superintendent is required for payment of dividends by FSA to the Company for a period of two years following such change of control. Such prior approval requirement lapsed in September 1996. In addition, the New York Superintendent has approved the repurchase by FSA of up to $75 million of its shares from its parent through December 31, 1997, pursuant to which FSA has repurchased $15 million of its shares through September 30, 1996.

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

In May 1996, the Company repurchased 1.0 million shares of its common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminister Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1.75 million shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company will have the right to either (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. If the Company were to settle these Forward Shares at the Company's September 30, 1996 market price of $29.50, it would receive approximately 152 thousand shares.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (1)   Condensed consolidated financial statements of Financial
                    Security Assurance Inc. and Subsidiaries for the nine-month period ended September 30, 1996.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.



                                     By    /s/ Jeffrey S. Joseph
                                          -------------------------------------
November 12, 1996                         Jeffrey S. Joseph,
                                          Managing Director & Controller
                                           (Chief Accounting Officer)

                                  Exhibit Index


Exhibit No.                    Exhibit
-----------                    -------

      1. Condensed financial statements of Financial Security Assurance Inc. and Subsidiaries for the nine-month period ended September 30, 1996