Form 10-K
period 1996-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1997-03-24
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12644

                   Financial Security Assurance Holdings Ltd.
             (Exact name of registrant as specified in its charter)

            New York                                    13-3261323
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                       350 Park Avenue, New York, New York
       10022 (Address of principal executive offices, including zip code)

                                 (212) 826-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

         Title of each class          Name of each exchange on which registered
Common Stock, par value $.01 per share        New York Stock Exchange, Inc.

           Securities registered pursuant to section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 14, 1997 was $1,095,363,846 (based upon the closing price of the registrant's shares on the New York Stock Exchange on March 14, 1997, which was $35.375). For purposes of the foregoing, only U S WEST Capital Corporation and Fund American Enterprises Holdings, Inc. were deemed to be affiliates of the registrant.

     At March 14, 1997, there were outstanding 30,964,349 shares of Common Stock, par value $0.01 per share, of the registrant (includes 984,629 shares of Common Stock owned by a trust on behalf of the Company and excludes 1,311,952 shares of Common Stock actually held in treasury).

Documents Incorporated By Reference

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II hereof. Portions of the registrant's definitive Proxy Statement dated March 24, 1997 in connection with the Annual Meeting of Shareholders to be held on May 8, 1997 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.    Business........................................................    2

Item 2.    Properties......................................................   23

Item 3.    Legal Proceedings...............................................   23

Item 4.    Submission of Matters to a Vote of Security Holders.............   23

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................   24

Item 6.    Selected Financial Data.........................................   24

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   24

Item 8.    Financial Statements and Supplementary Data.....................   24

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure......................................   24

Item 10.   Directors and Executive Officers of the Registrant..............   25

Item 11.   Executive Compensation..........................................   25

Item 12.   Security Ownership of Certain Beneficial Owners and Management..   25

Item 13.   Certain Relationships and Related Transactions..................   25

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  26

Item 1. Business.

General

     Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed securities and municipal bonds. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 1996, FSA had gross premiums written of $177.0 million, of which 45% related to insurance of asset-backed obligations and 55% related to insurance of municipal obligations. At December 31, 1996, FSA had net insurance in force of $93.7 billion, of which 68% represented insurance of municipal obligations and 32% represented insurance of asset-backed obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia and Puerto Rico.

     At December 31, 1993, the Company was owned 92.5% by U S WEST Capital Corporation ("U S WEST") and 7.5% by The Tokio Marine and Fire Insurance Co., Ltd. ("Tokio Marine"). The Company completed an initial public offering (the "IPO") of common shares on May 13, 1994, at which time Fund American Enterprises Holdings, Inc. ("Fund American") purchased 2,000,000 shares of the Company's common stock. In connection with the IPO, the Company, U S WEST and Fund American entered into certain agreements providing, among other things, Fund American certain rights to acquire additional shares of the Company from the Company and U S WEST. Pursuant to these agreements, on September 2, 1994, the Company issued to Fund American 2,000,000 shares of Series A non-dividend paying voting convertible preferred stock having a liquidation preference of $700,000. In December 1995, the Company acquired Capital Guaranty Corporation ("Capital Guaranty") in a merger transaction in which Capital Guaranty became a direct wholly owned subsidiary of the Company (the "Merger"). Capital Guaranty through its wholly owned subsidiary, Capital Guaranty Insurance Corporation ("CGIC"), provided financial guaranty insurance on municipal bonds. In connection with the Merger, CGIC, whose principal business is now as a reinsurer of policies written by FSA, changed its name to Financial Security Assurance of Maryland Inc. ("FSAM"). In May 1996, the Company acquired into treasury 1,000,000 of its common shares from U S WEST. At December 31, 1996, voting control of the Company was held 31.0% by U S WEST, 22.3% by Fund American, 5.9% by Tokio Marine and 40.8% by the public and employees. U S WEST has previously announced its intention to dispose of its remaining interest in the Company as part of its strategic plan to withdraw from businesses not directly involved in telecommunications. Substantially all the Company's shares owned by U S WEST are either subject to stock options held by Fund American or potentially deliverable in satisfaction of DECS (Debt Exchangeable for Common Stock) securities issued in May 1996 by U S WEST, Inc.

     U S WEST is a subsidiary of U S WEST, Inc., which operates businesses involved in communications, data solutions, marketing services and capital assets, including the provision of telephone services in 14 states in the western and midwestern United States. Fund American is a financial services holding company whose operating subsidiaries include various insurance companies and one of the largest mortgage loan servicers in the United States. Tokio Marine is a major Japanese property and casualty insurance company.

     FSA wholly owns FSAM, which in turn wholly owns Financial Security Assurance of Oklahoma, Inc. ("Oklahoma"). FSAM and Oklahoma provide reinsurance to FSA.

     Financial Security Assurance (U.K.) Limited ("FSA-UK"), a wholly owned subsidiary of Oklahoma, is authorized to transact an insurance business in the United Kingdom, and provides financial guaranty insurance for transactions in the United Kingdom and other European markets.

     FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing the investment portfolios of the Company and its subsidiaries and of certain third parties.

     Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of the Company and its subsidiaries and of certain third parties.

     Financial Security Assurance International Inc. ("International") is a non-operating Indiana insurance company subsidiary of FSA. In connection with the Merger, substantially all the assets in excess of the minimum required capital of International and all its liabilities were transferred to FSA. International is now being held by FSA with the intention to sell it to a third party.

Industry Overview

     Financial guaranty insurance written by FSA typically guarantees scheduled payments on an issuer's obligations. In the case of a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA's underwriting policy is to insure asset-backed and municipal obligations that would otherwise be investment grade without the benefit of FSA's insurance. The asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The municipal obligations insured by FSA consist primarily of general obligation bonds supported by the issuers' taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers' ability to impose and collect fees and charges for public services or specific projects.

     The Company's business objective is to remain a leading insurer of asset-backed obligations and to become a more prominent insurer of municipal obligations. The Company's acquisition of Capital Guaranty in December 1995 increased the Company's presence in the insured municipal bond sector. The Company believes that the demand for its financial guaranty insurance will grow over the long term in response to anticipated growth in insured asset-backed and municipal obligations. The Company expects continued growth in the insurance of asset-backed obligations, due in part to the continued expansion of asset securitization outside of the residential mortgage sector. In the long term, the Company also expects continued growth in the insurance of municipal obligations, due in part to increased issuance of municipal bonds to finance repairs and improvements to the nation's infrastructure and increased municipal bond purchases by individuals who generally purchase insured obligations. In addition, the percentage of new domestic municipal bond volume which is insured has increased each year since 1986, to 46% for the year ending 1996 according to published sources. Financial guaranty insurance has also begun to be applied to obligations of municipal issuers located outside of the United States.

     The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures.

     In addition to its domestic business, the Company pursues international opportunities and currently operates in the European and Pacific Rim markets. The Company was the first financial guaranty insurance company to insure asset-backed obligations in international markets. The Company is also party to a Cooperation Agreement with Tokio Marine, which provides an arrangement to develop financial guaranty insurance opportunities in Japan.

Business of FSA

Insurance Markets

     FSA writes financial guaranty insurance on asset-backed obligations and municipal obligations, a description of which follows.

Asset-Backed Obligations

     Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans and credit card and auto loan receivables, monoline financial guarantors have also insured asset-backed obligations secured by less diverse payment sources, such as utility mortgage bonds and multifamily real estate.

     In general, asset-backed obligations are payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of asset-backed obligations also generally have the benefit of overcollateralization, excess cash flow or one or more forms of credit enhancement to cover credit risks associated with the related assets.

     The following table sets forth certain industry information relating to selected asset-backed obligations for the periods indicated:

                          New Asset-Backed Obligations

                Volume of
              Private-Label      Volume of Other          Combined         Asset-Backed Volume
               Residential           Public                Volume          Insured by Monoline
                 Mortgage         Asset-Backed        of Asset-Backed           Insurance
              Obligations(1)     Obligations(2)        Obligations(3)          Companies(4)
             ---------------   ------------------    ------------------   ----------------------
                                            (dollars in billions)

1991........    $49.3                $50.6                $  99.9                $  9.8
1992........     89.5                 51.1                  140.6                  10.3
1993........     98.5                 61.0                  159.5                  21.4
1994........     63.2                 75.5                  138.7                  24.7
1995........     37.0                108.0                  145.0                  44.7
1996........     38.4                151.1                  189.5                 N/A(5)

----------
(1) Information is from Inside Mortgage Securities, January 8, 1993, January 14, 1994, January 20, 1995, February 2, 1996, and Inside MBS & ABS, February 14, 1997, and includes all U.S. public and rated private residential first mortgage-backed transactions, except obligations issued or guaranteed by government related entities.

(2) Information is from Asset Sales Report, January 18, 1993, January 25, 1993, January 10, 1994, January 9, 1995, January 22, 1996, and January 27, 1997, and includes all U.S. public asset-backed obligations (other than commercial paper transactions) backed by consumer receivables (including home equity loans), pooled corporate obligations and commercial mortgages.

(3) Combined volume excludes both (i) private placement non-residential asset-backed obligations and (ii) asset-backed commercial paper.

(4) Information for 1991 through 1992 is based on data provided in the Association of Financial Guaranty Insurors (AFGI), Report of Combined Financial Results and New Business Written for the period ended December 31, 1992. Information for 1993 is based on data provided in the AFGI, Annual Report 1993. Information for 1994 and 1995 is based upon AFGI reporting for those years.

(5)  Not available.

     The issuance of asset-backed obligations of the type included in the table experienced substantial growth in each year over the 1991 to 1996 period, with the exception of 1994. The combined volume of such asset-backed obligations grew from $99.9 billion in 1991 to $189.5 billion in 1996.

     During 1991, credit card obligations were the largest single component of public, non-residential asset-backed obligations. Automobile loans were the largest component in 1992 and 1993. Credit card obligations were the largest component in 1994 , 1995 and 1996.

     The par value of new asset-backed obligations insured by monoline financial guaranty insurance companies rose in every year from 1991 through 1995.

     The growth in the issuance of asset-backed obligations since 1991 has been due in part to increased capital requirements of commercial banks and insurance companies and the contraction of credit extended to corporations. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Moreover, many corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing.

     Residential mortgage-backed issuance declined in 1994 because interest rates rose, causing a reduction in mortgage loan refinancings and therefore in the amount of new loan originations available for securitization. The decline continued in 1995, as interest rates stabilized, and ended in 1996. In addition, a substantial amount of residential first mortgage loans were securitized in the home equity loan sector of the asset-backed market in 1996.

     The demand for asset securitizations continues to deepen and broaden as issuers securitize new classes of assets through increasingly complex structures. Properly structured credit enhancements are often attractive in providing market acceptability, liquidity and security.

Municipal Obligations

     Municipal obligations include bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, public housing and transportation authorities and other public and quasi-public entities. Municipal obligations are supported by the issuer's taxing power in the case of general obligation bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds.

     Insurance of municipal obligations represents the largest portion of the financial guaranty insurance business. Since the early 1980s, insured municipal obligation volume has grown substantially in terms of insurance in force, the number of municipalities issuing insured obligations and the types of municipal obligations that are insured. In the 1980s, insured new-issue volume peaked in 1985 in anticipation of tax reform legislation. After passage of the Tax Reform Act of 1986, new-issue volume declined in 1987, but increased until 1994. The percentage of municipal obligations insured has also increased substantially since 1986. The low market interest rates which prevailed during 1993 resulted in record levels of new issuances and refundings of municipal bonds. As expected, these record levels of issuances and refundings were not sustained when interest rates increased. Consequently, the volume of issuances and refundings of municipal bonds, and opportunities to write insurance for such bonds, fell significantly in 1994 and modestly in 1995. Both total issuance and refundings increased in 1996.

     The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                           New Insured
                                                              Volume
                      New                New                as Percent
  Year            Total Volume     Insured Volume      of New Total Volume
  ----            ------------     --------------      -------------------
                             (dollars in billions)

  1987 ......      $105.0              $19.1                   18.2%
  1988 ......       117.3               27.1                   23.1
  1989 ......       125.0               31.1                   24.9
  1990 ......       127.8               33.5                   26.2
  1991 ......       172.4               51.9                   30.1
  1992 ......       234.6               80.8                   34.4
  1993 ......       291.9              108.0                   37.0
  1994 ......       164.6               61.4                   37.3
  1995 ......       160.3               68.5                   42.7
  1996 ......       184.4               85.2                   46.2

----------
(1) Information is based on data provided in The Bond Buyer, January 27, 1996. Volume is expressed on the basis of principal value insured.

Types of Products

     FSA's insurance is employed in both the new issue and secondary markets. Insurance premium rates take into account the cost and the projected return to and the risk assumed by FSA. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. Each obligation is evaluated on the basis of, and the final premium rate is a function of, such factors and subject to FSA's underwriting guidelines.

     In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For both municipal and asset-backed obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

     In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS(R)) Program provides insurance for uninsured asset-backed obligations trading in the secondary market. TAGSS-insured securities include utility first mortgage bonds, sale-leaseback bonds and asset-backed securities supported by residential mortgages and receivables. FSA's Custody Receipt Program provides insurance for uninsured municipal obligations trading in the secondary market. The insurance of obligations outstanding in the secondary market generally affords a wider secondary market and therefore greater marketability to a given issue of previously issued obligations. FSA's underwriting guidelines require it to apply the same underwriting standards on secondary market issues that it does on new security issues, although the evaluation procedures are typically abbreviated.

     FSA also writes portfolio insurance for securities held by investment funds, such as unit investment trusts and mutual funds. Such insurance covers securities either while they are held by the fund or to their maturity, whether or not held by the fund.

     The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 1996 and 1995 with respect to each type of asset-backed and municipal program:

            Net Par Amount and Percentage Outstanding by Program Type

                                              December 31, 1996
                          -----------------------------------------------------------
                             Asset-Backed Programs            Municipal Programs
                          ----------------------------    ---------------------------
                                         Percent of                       Percent of
                              Net       Total Net Par         Net        Total Net Par
                           Par Amount      Amount          Par Amount       Amount
                          Outstanding    Outstanding      Outstanding     Outstanding
                          -----------    -----------      -----------     -----------
                                            (dollars in millions)

New Issue.................  $21,455          93.7%          $29,390          85.5%
Secondary Market..........    1,417           6.2             4,986          14.5
Portfolio Insurance.......       26           0.1                13           0.0
                            -------         -----           -------         -----
     Total................  $22,898(2)      100.0%          $34,389(3)      100.0%
                            =======         =====           =======         =====


                                               December 31, 1995
                          ------------------------------------------------------------
                             Asset-Backed Programs            Municipal Programs
                          ----------------------------    ----------------------------
                                         Percent of                      Percent of
                              Net       Total Net Par         Net       Total Net Par
                           Par Amount      Amount          Par Amount      Amount
                          Outstanding    Outstanding      Outstanding    Outstanding
                          -----------    -----------      -----------    -----------
                                            (dollars in millions)

New Issue.................  $15,343          91.7%          $22,560          83.5%
Secondary Market..........    1,356           8.1             4,451          16.4
Portfolio Insurance.......       33           0.2                14           0.1
                            -------         -----           -------         -----
     Total................  $16,732(1)      100.0%          $27,025(2)      100.0%
                            =======         =====           =======         =====

----------
(1) Excludes $302 million and $331 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1996 and 1995, respectively.

(2) Excludes $1,605 million and $1,891 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1996 and 1995, respectively.

Insurance in Force

     FSA has insured a variety of asset-backed obligations, including obligations backed by residential mortgages, consumer receivables, corporate bonds, bank loans, government debt and commercial mortgages. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds.

     FSA ceased writing insurance for commercial mortgage transactions in 1990 and announced its withdrawal from this sector of its business in 1992. In December 1993, in anticipation of the IPO, the Company took certain steps (the "Restructuring") to reduce its risk of loss from commercial mortgage transactions previously insured by FSA and its subsidiaries. As part of the Restructuring, (i) the Company established Commercial Reinsurance Company ("Commercial Re"), a special purpose reinsurance company; (ii) the Company distributed all the outstanding shares of Commercial Re to the existing shareholders of the Company in proportion to their ownership interests in the Company at the time; and (iii) Commercial Re assumed approximately 64.4% of the exposure of FSA and its subsidiaries, on a weighted average basis, on commercial mortgage transactions previously insured by FSA and its subsidiaries.

     FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 1996, FSA and its subsidiaries had in force 487 issues insuring approximately $32.5 billion in gross direct par amount outstanding of asset-backed obligations and 2,485 issues insuring approximately $45.0 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 1996, FSA had assumed pursuant to certain reinsurance contracts approximately $0.3 billion and $1.7 billion in par amount outstanding on asset-backed and municipal obligations, resulting in a total gross par amount outstanding of approximately $79.5 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $20.3 billion, was approximately $59.2 billion. At December 31, 1996, the weighted average life of the direct principal insured on these policies was approximately five and thirteen years, respectively, for asset-backed and municipal obligations.

Asset-Backed Obligations

     FSA's insured portfolio of asset-backed obligations is divided into seven major areas:

     Residential Mortgages. Obligations primarily backed by residential mortgages generally take the form of conventional pass-through certificates or pay-through debt securities, but also include commercial paper obligations and other highly structured products. Residential mortgages backing these insured obligations include closed-end first mortgages and closed- and open-end second mortgages or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments.

     Consumer Receivables. Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans and leases, credit card receivables, mobile home loans, timeshare loans and limited partnership investor notes.

     Government Securities. Obligations primarily backed by government securities include insured investment funds that invested in government securities and insured bonds backed by letters of credit or repurchase agreements collateralized by government securities. Government securities include full faith and credit obligations of the United States and obligations of public and quasi-public agencies of the United States, such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, as well as obligations of non-U.S. sovereigns.

     Pooled Corporate Obligations. Obligations primarily backed by pooled corporate obligations include obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness. Corporate obligations include corporate bonds, bank loan participations, trade receivables and equity securities.

     Investor-Owned Utility Obligations. Obligations backed by investor-owned utilities include, most commonly, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities. In each case, these bonds are secured by a mortgage on property owned by or leased to an investor-owned utility.

     Commercial Mortgage Portfolio. FSA ceased writing insurance in this sector in 1990 and as part of the Restructuring obtained reinsurance from Commercial Re relating to risk of loss in this sector. Obligations backed by commercial mortgages are divided into commercial real estate and corporate secured obligations. Commercial real estate obligations are primarily backed by commercial real estate, including hotel properties, office buildings and warehouses and consist of pay-through bonds, pass-through certificates and more structured products, with credit protection provided by property cash flow, property values, first loss letters of credit, cash reserves and other means. Corporate secured obligations generally take the form of bond obligations secured by mortgages on properties leased to one or more affiliated corporate tenants, in which the obligations are secured primarily by the lease cash flow and secondarily by the value of the mortgaged properties

     Other Asset-Backed Obligations. Other asset-backed obligations insured by FSA include bonds or other securities backed by a combination of assets that include elements of more than one of the categories set forth above.

Municipal Obligations

     FSA's insured portfolio of municipal obligations is divided into seven major areas:

     General Obligation Bonds. General obligation bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes sufficient in an amount to provide for the full payment of the bonds to the extent other available funds are insufficient.

     Housing Revenue Bonds. Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, and, in some cases, the general obligation of the issuing housing agency or a state's "moral obligation" (that is, not a legally binding commitment) to make up deficiencies.

     Municipal Utility Revenue Bonds. Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

     Health Care Revenue Bonds. Health care revenue bonds include both long-term maturities for capital construction or improvements of health care facilities and medium-term maturities for equipment purchase.

     Tax-Supported (Non-General Obligation) Bonds. Tax-supported (non-general obligation) bonds include a variety of bonds that, though not general obligations, are supported by the taxing ability of the issuer, such as tax-backed revenue bonds and lease revenue bonds. Tax-backed revenue bonds may be secured by a first lien on pledged tax revenues, such as those from special taxes, including those on retail sales and gasoline, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments, levied against property owners, which benefit from covenants by the district to levy, collect and enforce collections and to foreclose on delinquent properties. Lease revenue bonds or certificates of participation (COPs) may be secured by long-term obligations or by lease obligations subject to annual appropriation. The financed project is generally real property or equipment that, in the case of annual appropriation leases, FSA deems to serve an essential public purpose (e.g., schools, prisons, courts) or, in the case of long-term leases, is insulated from the risk of abatement resulting from nontenantability.

     Transportation Revenue Bonds. Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, parking facilities, toll roads and toll bridges.

     Other Municipal Bonds. Other municipal bonds insured by FSA include college and university revenue bonds, resource recovery bonds and debt issued, guarantied or otherwise supported by the national or local governments of Australia, Denmark, Finland, France, Italy, Spain and Sweden.

     A summary of FSA's insured portfolio at December 31, 1996 is shown below:

                Summary of Insured Portfolio at December 31, 1996

                                                                                                Percent
                                                   Number                                         of
                                                     of          Net Par          Net             Net
                                                  Issues In       Amount        Par and         Par and
                                                    Force      Outstanding      Interest        Interest
                                                 ----------    ------------    -----------      ----------
                                                                (dollars in millions)

Asset-backed obligations
   Residential mortgages................               261         $10,987        $15,307          16.3%
   Consumer receivables.................               118           7,548          8,316           8.9
   Government securities................                19           1,477          1,629           1.7
   Pooled corporate obligations........                 27           1,663          1,918           2.0
   Investor-owned utility obligations...                51             791          2,020           2.2
   Commercial mortgage portfolio:
     Commercial real estate.............                 9             113            138           0.1
     Corporate secured..................                 3              66             99           0.1
   Other asset-backed obligations.......                 9             555            669           0.8
                                                 ----------    ------------    -----------      ----------
     Total asset-backed obligations.....               497          23,200         30,096          32.1
                                                 ----------    ------------    -----------      ----------
Municipal obligations
   General obligation bonds.............             1,522          12,523         20,422          21.8
   Housing revenue bonds................               252           1,794          4,116           4.4
   Municipal utility revenue bonds......               296           4,671          8,393           9.0
   Health care revenue bonds............               100           2,854          5,450           5.8
   Tax-supported (non-general
     obligation) bonds..................               410           8,805         15,462          16.5
   Transportation revenue bonds.........                40           1,479          2,847           3.0
   Other municipal bonds................               263           3,868          6,917           7.4
                                                 ----------    ------------    -----------      ----------
     Total municipal obligations........             2,883          35,994         63,607          67.9
                                                 ----------    ------------    -----------      ----------
         Total..........................             3,380         $59,194        $93,703         100.0%
                                                 ==========    ============    ===========      ==========

Obligation Type

     The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:


                 Annual New Business Insured by Obligation Type

                                                                       Year Ended December 31,
                                                  -------------------------------------------------------------------
       Obligation Type                               1996           1995           1994          1993         1992
       ---------------                               ----           ----           ----          ----         ----
Asset-backed obligations
   Residential mortgages....................           29%            26%           25%           14%          18%
   Consumer receivables.....................           25             29            23            12            9
   Government securities....................            1              0             0             0            9
   Pooled corporate obligations............             1             10             4             1            4
   Commercial Mortgage Portfolio:
     Commercial real estate.................            0              0             0             0            0
     Corporate secured .....................            0              0             0             0            0
   Investor-owned utility obligations.......            0              0             2             3            0
   Other asset-backed obligations                       2              1             2             3            1
                                                  -----------   -----------     ---------     ---------     --------
     Total asset-backed obligations.........           58             66            56            33           41
Municipal obligations
   General obligations bonds................           20             11            12            14           15
   Housing revenue bonds....................            1              2             1             3            4
   Municipal utility revenue bonds..........            4              4             8            10            9
   Health care revenue bonds................            2              3             4             7            8
   Tax-supported (non-general
     obligation) bonds......................            9              6            11            17           12
   Transportation revenue bonds.............            1              6             1             3            4
   Other municipal bonds....................            5              2             7            13            7
                                                  -----------   -----------     ---------     ---------     --------
     Total municipal obligations............           42             34            44            67           59
                                                  -----------   -----------     ---------     ---------     --------
         Total..............................          100%           100%          100%          100%         100%
                                                  ===========   ===========     =========     =========     ========

Terms to Maturity

     The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 1996 and 1995:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                                    December 31, 1996                   December 31, 1995
                                              ------------------------------     --------------------------------
                                                                        (in millions)

               Estimated                         Asset-                             Asset-
            Term to Maturity                     Backed         Municipal           Backed          Municipal
            ----------------                     ------         ---------           ------          ---------
0 to 5 Years............................        $ 7,424          $ 1,571           $ 5,931            $ 3,293
5 to 10 Years...........................          3,920            3,841             3,679              4,713
10 to 15 Years..........................          1,461            6,272             1,183              4,299
15 to 20 Years..........................            714           11,433               423              6,986
20 Years and Above......................          9,681           12,877             5,847              9,625
                                             -------------    -------------     -------------    ---------------
   Total................................        $23,200          $35,994           $17,063            $28,916
                                             =============    =============     =============    ===============

----------
(1) Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Issue Size

     The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 1996:

                                  Asset-Backed
                      Original Net Par Amount Per Issue(1)

                                                                                                Percent of
                                                         Percent of                               Total
                                                            Total            Net Par             Net Par
            Original                      Number           Number             Amount              Amount
         Net Par Amount                of Policies        of Issues        Outstanding         Outstanding
         --------------               -------------    --------------    ---------------     ---------------
                                                            (dollars in millions)

Less than $10 million............           449             43.8%          $     718               3.1%
$10 to $25 million...............           123             12.0               1,156               5.1
$25 to $50 million...............           127             12.4               2,185               9.5
$50 million or greater...........           326             31.8              18,839              82.3
                                          -----            -----             -------             -----
   Total.........................         1,025            100.0%            $22,898             100.0%
                                          =====            =====             =======             =====


----------
(1) Does not include $302 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                                    Municipal
                      Original Net Par Amount Per Issue(1)


                                                                                                Percent of
                                                         Percent of                               Total
                                                            Total            Net Par             Net Par
            Original                      Number           Number             Amount              Amount
         Net Par Amount                of Policies        of Issues        Outstanding         Outstanding
         --------------               -------------    --------------    ---------------     ---------------
                                                            (dollars in millions)

Less than $10 million...............      3,994           77.0%           $10,037                29.2%
$10 to $25 million..................        707           13.6              7,424                21.6
$25 to $50 million..................        251            4.8              5,872                17.1
$50 million or greater..............        237            4.6             11,056                32.1
                                          -----          -----            -------               -----
   Total............................      5,189          100.0%           $34,389               100.0%
                                          =====          =====            =======               =====

----------
(1) Does not include $1,605 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

Geographic Concentration

     In its asset-backed business, FSA considers geographic concentration as a factor in underwriting insurance covering securitizations of asset pools such as residential mortgage loans or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitizations, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not deemed by FSA to be a significant credit factor given other more relevant measures of diversification such as issuer or industry diversification.

     FSA seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of FSA's net par amount outstanding of insured municipal securities:

                                    Municipal
                        Insured Portfolio by Jurisdiction
                              at December 31, 1996

                                                                Percent of Total
                                                Net Par           Municipal Net
                                 Number           Amount           Par Amount
        Jurisdiction            of Issues       Outstanding        Outstanding
        ------------          ------------   ----------------   ---------------
                                           (dollars in millions)

California...................     337            $5,669                15.8%
New York.....................     218             3,508                 9.7
Florida......................      96             2,189                 6.1
Pennsylvania.................     157             2,106                 5.9
Texas........................     248             1,804                 5.0
New Jersey ..................     175             1,733                 4.8
Illinois.....................     193             1,320                 3.7
Michigan ....................     118             1,145                 3.2
Massachusetts................      84             1,093                 3.0
Minnesota....................     113             1,080                 3.0
Louisiana....................      81               908                 2.5
Wisconsin....................     114               762                 2.1
All other states.............     923            11,698                32.5
Non-U.S......................      26               979                 2.7
                                -----           -------               -----
     Total...................   2,883           $35,994               100.0%
                                =====           =======               =====

Issuer Concentration

     FSA has adopted underwriting and exposure management policies designed to limit the net insurance in force for any one credit. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 1996, insurance of asset-backed obligations constituted 32.1% of FSA's net insurance in force and insurance of municipal obligations constituted 67.9% of FSA's net insurance in force. At such date, FSA's ten largest insured asset-backed transactions represented $3.9 billion, or 16.8%, of its total net par amount outstanding, and FSA's ten largest insured municipal credits represented $2.9 billion, or 8.2%, of its total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. FSA is also subject to certain regulatory limits and rating agency guidelines on exposure to single credits.

     The following tables set forth the net par amount outstanding of FSA's insurance for the ten largest asset-backed transactions and municipal credits insured by FSA at December 31, 1996:

       Ten Largest Insured Asset-Backed Transactions at December 31, 1996

                                                                     Net Par
                                                                     Amount
              Transaction                       Asset Type         Outstanding
              -----------                       ----------         -----------
                                                                  (in millions)

Merit Securities Corp. Series 8.........  Residential Mortgages     $   774.8
Aames Home Equity Loan 1996-D...........  Residential Mortgages         524.3
Aames Mortgage Trust 1996-C.............  Residential Mortgages         435.9
Olympic Auto Receivables Trust 1995-E...  Consumer Receivables          376.9
Mid-State Trust II......................  Residential Mortgages         340.7
CICB - Household Credit Cards...........  Consumer Receivables          309.1
Olympic Auto Receivables Trust 1996-C...  Consumer Receivables          301.9
Olympic Auto Receivables Trust 1995-D...  Consumer Receivables          285.4
Olympic Auto Receivables Trust 1996-D...  Consumer Receivables          280.9
Securitized Asset Sales Inc. 1993-6.....  Residential Mortgages         275.9
                                                                     --------
     Total..............................                             $3,905.8
                                                                     ========

           Ten Largest Insured Municipal Credits at December 31, 1996
                                                                     Net Par
                                                                     Amount
              Credit                          Obligation Type      Outstanding
              ------                          ---------------      -----------
                                                                  (in millions)

Washington State Public Power Supply
  System................................... Utility Revenue         $  346.0
New York State Medical Care Facilities
  Finance Agency........................... Tax-Supported              342.3
State of California........................ General Obligation         327.9
New York City ............................. General Obligation         323.3
Commonwealth of Puerto Rico................ General Obligation         311.5
Puerto Rico Electric Power Authority....... Utility Revenue            286.3
Los Angeles County......................... General Obligation         273.1
Puerto Rico Highway Authority.............. Tax-Supported              257.7
New York City Municipal Water Finance
  Authority................................ Utility Revenue            238.8
Vermont Student Assistance Corporation..... Other Municipal Bonds      225.0
                                                                    --------
     Total.................................                         $2,931.9
                                                                    ========

Credit Underwriting Guidelines, Standards and Procedures

     Financial guaranty insurance, as written by FSA, relies on an assessment of the adequacy of various payment sources to meet debt service payments or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that would otherwise be investment grade without the benefit of FSA's insurance. To this end, each policy written or reinsured by FSA must meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee which periodically reviews completed transactions to ensure conformity with underwriting guidelines and standards.

     FSA's underwriting guidelines for asset-backed obligations are built on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," or reserves) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance policies). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization or third-party protection may not, however, be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of asset-backed insured obligations rather than providing partial or first loss coverage sufficient to convey a triple-A rating on the insured obligations.

     FSA's underwriting guidelines for municipal obligations require that the municipal obligor be rated investment grade by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Services ("S&P") or, in the alternative, such obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor is required to provide a rate or charge covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the obligation.

     The rating agencies participate to varying degrees in the underwriting process. Each asset-backed obligation insured by FSA is reviewed prior to issuance by both S&P and Moody's to evaluate the risk proposed to be insured. In the case of municipal obligations, prior rating agency review is a function of the type of the insured obligation and the risk elements involved. In addition, substantially all transactions insured by FSA are reviewed by at least one of the major rating agencies after issuance to confirm continuing compliance with rating agency standards. The independent review of FSA's underwriting practices performed by the rating agencies further strengthens the underwriting process.

     The underwriting process that implements these underwriting guidelines and standards is supported by approximately 78 analysts, underwriting officers and credit officers and 12 attorneys. Moreover, the approval of senior management is required for all transactions.

     Each underwriting group in the Financial Guaranty Department has a senior underwriting officer responsible for confirming that each transaction proposed by the Financial Guaranty Department conforms to the underwriting guidelines and standards. The evaluation by the senior underwriting officer is reviewed and approved, in the case of asset-backed transactions, by the Chief Underwriting Officer, and, in the case of municipal transactions, by the Chief Municipal Underwriting Officer. This review may take place while the transaction is in its formative stages, thus facilitating the introduction of further enhancements at a stage when the transaction is more receptive to change.

     Final transaction approval is obtained from FSA's Management Review Committee for asset-backed transactions, from FSA's Municipal Underwriting Committee for municipal transactions and from FSA's European Project and Infrastructure Committee for European project and infrastructure financings. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The Management Review Committee is comprised of the President, the Chief Operating Officer, the Chief Underwriting Officer, the General Counsel, the head of FSA's Financial Guaranty Department and, on a rotating basis, a senior officer from the Financial Guaranty Department. The Municipal Underwriting Committee is comprised of the President, the Chief Operating Officer, the Chief Municipal Underwriting Officer, the Associate General Counsel for Municipal Transactions and the Managing Director for Municipal Surveillance. The European Project and Infrastructure Committee is comprised of the President, the Chief Operating Officer, the Chief Underwriting Officer, the General Counsel and two managing directors from the Financial Guaranty Department. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Secondary market and partial maturity asset-backed transactions of $25.0 million or less of gross principal insured that meet certain credit and return criteria may be approved by the Chief Underwriting Officer and the head of the department involved, with a third signature from a member of the Management Review Committee for transactions greater than $25.0 million and less than $50.0 million. Municipal transactions of $50.0 million or less of gross principal insured that meet certain credit and return criteria may be approved by a committee composed of the Chief Municipal Underwriting Officer or the Head of Municipal Surveillance, an Associate General Counsel for Municipal Transactions and any one of certain designated managing directors of the Municipal Department.

Corporate Underwriting and Research

     FSA's Corporate Underwriting and Research Department includes eight professionals under the direction of the Chief Underwriting Officer. The Corporate Underwriting and Research Department is responsible for evaluating the credit of entities participating or providing recourse in obligations insured by FSA. The Corporate Underwriting and Research Department also provides analysis of relevant industry segments. Members of the Corporate Underwriting and Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Surveillance and Transaction Services

     FSA's Surveillance and Transaction Services Departments include 20 professionals. The Asset-Backed and Municipal Surveillance Departments are responsible for monitoring the performance of outstanding transactions. The Transaction Services Department, together with the Surveillance Departments, are responsible for taking remedial actions as appropriate. The Surveillance and Transaction Services Departments are independent of the analysts and credit officers involved in the underwriting process. The managing directors responsible for the Surveillance and Transaction Services Departments report to an Oversight Committee comprised of the President, the General Counsel, the Chief Underwriting Officer and the Chief Financial Officer. The Surveillance Departments review each insured transaction to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers or trustees. In some instances, reviews of asset-backed transactions include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Surveillance Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Surveillance and Transaction Services Departments work together with the Legal Department and the Corporate Underwriting and Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

Legal

     FSA's Legal Department includes 12 attorneys and six legal assistants under the direction of the General Counsel. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by FSA. Members of the Legal Department serve on the Management Review Committee, the Municipal Underwriting Committee, and the European Project and Infrastructure Committee, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the Financial Guaranty Department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by FSA are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by FSA are ordinarily executed without employment of outside counsel. The Legal Department works closely with the Surveillance and Transaction Services Departments in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by FSA. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters.

Loss Reserves

     FSA establishes a case basis reserve for the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A case basis reserve for a particular insured obligation represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation.

     In addition to the case basis reserves, FSA maintains a general reserve in order to account for the unidentified risks inherent in its overall portfolio. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount was calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at a risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA will, on an ongoing basis, monitor the general reserve and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written will also result in a charge to earnings at that time. However, the release of amounts in the general reserve as a result of the runoff of existing net insurance in force will be available to be applied against additions to the general reserve required for new business written.

     FSA maintains reserves in an amount believed by its management to be sufficient to pay its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured. At December 31, 1996 and 1995, FSA's net loss reserves totaled $42.2 million and $50.2 million, respectively. During 1995, the Company increased its general reserve by $6.3 million, of which $3.0 million was for originations of new business and $3.3 million was to reestablish the general reserve following transfers from the general reserve to case basis reserves. During 1995, the Company transferred $10.8 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage and timeshare receivables transactions. Also in December 1995, FSA recognized a one-time increase of $15.4 million to the general reserve to provide for the insured portfolio it had assumed in the Merger in a manner consistent with the Company's reserving methodology. Prior to the Merger, Capital Guaranty did not maintain a general reserve. The general reserve was $31.8 million at December 31, 1995. During 1996, the Company increased its general reserve by $6.9 million, of which $5.3 million was for new business originations and $1.6 million was to reestablish the general reserve for transfers from the general reserves to case basis reserves. During 1996, the Company transferred $9.0 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The general reserve was $29.7 million at December 31, 1996

     Reserves for losses and loss adjustment expenses are discounted at risk-free rates. The amount of discount taken was approximately $17.9 million and $15.3 million at December 31, 1996 and 1995, respectively.

     Inasmuch as reserves are necessarily based on estimates and because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty insurance industry generally to establish a meaningful statistical base, there can be no assurance that the case basis reserves or the general reserve will be adequate to cover losses in FSA's insured portfolio.

Competition and Industry Concentration

     FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed and municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline primary financial guaranty insurers, primarily AMBAC Indemnity Corporation, Capital Markets Assurance Corporation, Financial Guaranty Insurance Company and MBIA Insurance Corporation. In terms of statutory surplus plus contingency reserves, FSA is the fourth largest of the five major financial guaranty insurers. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of triple-A rated banks that can offer a product directly competitive with FSA's triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA.

     Insurance law generally restricts multiline insurance companies, such as large property/casualty insurers and life insurers, from engaging in the financial guaranty insurance business other than through separately capitalized affiliates. Entry requirements include (i) assembling the group of experts required to operate a financial guaranty insurance business, (ii) establishing the triple-A claims-paying ability ratings with the credit rating agencies,
(iii) complying with substantial capital requirements, (iv) developing name recognition and market acceptance with issuers, investment bankers and investors and (v) organizing a monoline insurance company and obtaining insurance licenses to do business in the applicable jurisdictions.

     FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance, refunded bonds secured by United States government securities held in escrow or other qualified collateral and. Qualified statutory capital, determined in accordance with statutory accounting principles, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting principles. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated:

                                                   December 31,
                                      --------------------------------------
                                        1996           1995           1994
                                        ----           ----           ----
                                                (dollars in millions)
Financial guaranty primary insurers,
   excluding FSA (1)
   Leverage ratio ...................    N/A(2)         146:1          145:1

FSA
Gross insurance in force ............  $125,423       $99,034        $65,824
Net insurance in force ..............   $93,704       $75,360        $45,824
Qualified statutory capital .........      $676          $645           $466
Leverage ............................     139:1         117:1           98:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are AMBAC Indemnity Corporation, Capital Guaranty Insurance Company (1995 and 1994 only), Capital Markets Assurance Corporation, Connie Lee Insurance Company, Financial Guaranty Insurance Company and MBIA Insurance Corporation. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 1995 and 1994.

(2)  Not available

Reinsurance

     Reinsurance is the commitment by one insurance company, the "reinsurer," to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company in consideration for a portion of the premiums received. The ceding company also usually receives ceding commissions to cover costs of business generation. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

Reinsurance Ceded

     FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate risk and a single risk basis, meet state insurance regulatory, rating agency and internal limits, diversify risks, reduce the need for additional capital and strengthen financial ratios. At December 31, 1996, FSA had reinsured approximately 26.2% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share basis, with a small portion being provided on a first loss or excess of loss per risk basis. Reinsurance arrangements typically require FSA to retain a specified amount of the risk.

     FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. Treaty reinsurance provides coverage for a portion of the exposure from all qualifying policies issued during the term of the treaty. In addition, FSA employs "automatic facultative" reinsurance which permits FSA to apply reinsurance to transactions selected by it subject to certain limitations. The reinsurer's participation in a treaty is cancelable annually upon 90 days' prior notice by either FSA or the reinsurer and is cancelable by FSA upon specified financial deterioration of the reinsurer. As required by applicable state law, reinsurance agreements may be subject to certain other termination conditions.

     Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer and the occurrence of certain other conditions, FSA generally has the right to reassume all of the business reinsured.

     FSA's principal ceded reinsurance program currently consists of three quota share treaties. One treaty (the "asset-backed treaty") covers all of FSA's approved regular lines of business, except municipal bond insurance. In 1996, FSA ceded 11.35% of each covered policy under this treaty, up to a maximum of $22.7 million insured principal per policy. At its sole option, FSA was entitled to increase the ceding percentage to 22.7% up to $45.4 million insured principal per policy. A second treaty (the "municipal treaty") covers FSA's municipal bond insurance business. In 1996, FSA ceded 10% of each covered policy under this treaty that is classified by FSA as providing municipal bond insurance as defined by Article 69 of the insurance laws of New York up to a limit of $26.7 million insured principal per single risk which is defined by revenue source. At its sole option, FSA was entitled to increase the ceding percentage to 30% up to $80 million insured principal per single risk. A third treaty (the "teaching hospital and higher education treaty") covers substantially all teaching hospital and higher education risks (also covered under the municipal treaty). In 1996, FSA ceded 5% of its retention (i.e., after cessions of policies under the municipal treaty) of each covered policy under this treaty, up to limits that range from $7.5 million to $30 million per single risk. At its sole option, FSA was entitled to increase the ceding percentage from 5% to 15% of its retention, subject to the same limits. This third treaty was canceled on a run-off basis as of December 31, 1996. Under its three automatic facultative facilities in 1996, FSA at its option could allocate up to $20 - $25 million for each reinsurer (depending on the reinsurer) for each transaction, subject to limits and exclusions, in exchange for which FSA agreed to cede in the aggregate a specified percentage of gross par insured by FSA. Each of the three treaties and automatic facultative facilities allowed FSA to withhold a ceding commission to defray its expenses.

     Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is therefore evaluated carefully by FSA, and FSA's reinsurance is placed with high quality and financially strong reinsurers. FSA's treaty reinsurers at December 31, 1996 were Capital Reinsurance Company, Compagnie Transcontinentale de Reassurance, Connie Lee Insurance Company, Enhance Reinsurance Company, Frankona Reinsurance Company and Tokio Marine. In 1996, five reinsurers participated in the asset-backed treaty, three reinsurers participated in the municipal treaty (including health care and higher education) and one reinsurer participated in the health care and higher education treaty.

     FSA, FSAM and Oklahoma have entered into a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, FSA, FSAM and Oklahoma share in the net retained risk insured by each of these three companies in proportion to their policyholders' surplus and contingency reserve as of December 31 of the prior year (with the percentages adjusted commencing April 1 of each year) through September 30, 1996 and each calendar quarter thereafter. For the quarter commencing October 1, 1996, FSA retained 64.16%, FSAM retained 24.80% and Oklahoma retained 11.04% of each policy issued by these companies after cessions to all other reinsurers. FSA-UK and FSA have entered into a quota share and stop loss reinsurance agreement pursuant to which
(i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the policyholders' surplus and contingency reserve of FSA-UK to the total policyholders' surplus and contingency reserves of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's loss ratio and expense exceeds 100%. Under this agreement, FSA-UK ceded to FSA 98.20% of its retention after other reinsurance of its policies issued from January 1, 1996 through March 31, 1996 and 98.23% of policies issued from April 1, 1996 through December 31, 1996.

     In connection with the Restructuring, FSA is party to a quota share reinsurance agreement with Commercial Re pursuant to which Commercial Re assumed approximately 64.4% of FSA's exposure, on a weighted average basis, on transactions in FSA's commercial mortgage portfolio.

Rating Agencies

     Moody's and S&P periodically review the business and financial condition of FSA and other companies providing financial guaranty insurance. These rating agency reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by FSA to confirm that FSA continues to meet the capital adequacy criteria considered necessary by the particular rating agency to maintain FSA's triple-A claims-paying ability rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General

     FSA is licensed to engage in insurance business in all 50 states, the District of Columbia and Puerto Rico. FSA is subject to the insurance laws of the State of New York ("New York Insurance Law"), FSAM is subject to the insurance laws of the State of Maryland and Oklahoma is subject to the insurance laws of the State of Oklahoma, their respective states of incorporation. Each is also subject to the insurance laws of the other states in which it is licensed to transact an insurance business. Each of FSA and its domestic insurance company subsidiaries are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 1995 for the period ended December 31, 1994) and other state insurance regulatory authorities.

Insurance Holding Company Laws

     The Company and its domestic operating insurance company subsidiaries (FSA, FSAM and Oklahoma) are subject to regulation under insurance holding company statutes of New York, Maryland and Oklahoma, where these respective insurers are domiciled, as well as other jurisdictions where these companies are licensed to do insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets and of transactions between insurance companies and their affiliates. The holding company statutes generally require that all transactions with affiliates be fair and reasonable and that those exceeding specified limits require prior notice to or approval by insurance regulators.

     Under the insurance holding company laws in effect in New York, Maryland and Oklahoma, any acquisition of control of the Company, and thereby indirect control of FSA, FSAM and Oklahoma, requires the prior approval of the New York Superintendent and the Maryland and Oklahoma Insurance Commissioners. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that "control" in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

New York Financial Guaranty Insurance Law

     Article 69 ("Article 69") of the New York Insurance Law, a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

     Article 69 requires that financial guaranty insurers maintain a special statutory accounting reserve called the "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Article 69 requires a financial guaranty insurer to provide a contingency reserve (i) with respect to policies written prior to July 1, 1989 in an amount equal to 50% of earned premiums and (ii) with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guarantied, varying from 0.55% to 2.50%, depending upon the type of obligation guarantied, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves against unearned premiums.

     Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of (i) the insured average annual debt service for a single risk or (ii) the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserve, subject to certain conditions. Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserve. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserve. Single risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations.

     Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared to statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guarantied obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations.

Dividend Restrictions

     FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid dividends of $18.0 million for the year ended December 1996. Based upon FSA's statutory statements for the quarter ended December 31, 1996 and considering dividends which can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $45.2 million. As a customary condition for approving in September 1994 the application of Fund American for a change in control of FSA, the prior approval of the New York Superintendent was required for payment of dividends by FSA to the Company for a period of two years following such change of control. Such prior approval requirement lapsed in September 1996. In addition, the New York Superintendent has approved the repurchase by FSA of up to $75 million of its shares from its parent through December 31, 1998, pursuant to which FSA has repurchased $27 million of its shares through December 31, 1996. Future share repurchases may not exceed cumulative statutory net income beginning January 1, 1996.

Financial Guaranty Insurance Regulation in Other Jurisdictions

     FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

     The United Kingdom's Department of Trade and Industry (the "DTI") regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has since been authorized to provide financial guaranty insurance for transactions in France, Ireland, and Spain from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required.

Investment Portfolio

     FSA manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity and, within these constraints, obtaining a high long-term total return. The Company's investment strategy is to emphasize total return rather than current income. To accomplish its objectives, the Company has established guidelines for eligible investments by FSA, requiring that each individual investment must be rated at least "single A" at acquisition and the overall portfolio must be rated "double A" on average. Investments falling below the minimum quality level are required to be disposed of at the earliest opportunity that such disposition will not adversely affect the portfolio. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. The Company has also invested in an equity fund.

     The weighted average maturity of the Company's investment portfolio at December 31, 1996 was approximately 11.5 years. The Company's current investment strategy is to invest in quality readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

     The following tables set forth certain information concerning the investment portfolio of FSA:

                         Investment Portfolio by Rating
                             at December 31, 1996(1)

                                                            Percent of
                                                            Investment
       Rating                                                Portfolio
       ----------------------------------------         -------------------
       AAA(2)   ..............................                 68.8%
       AA   ..................................                 19.7
       A   ...................................                 11.5
                                                              -----
                                                              100.0%
                                                              =====

----------
(1) Ratings are for the fixed income portfolio (91.9% of the entire investment portfolio as of December 31, 1996) and are based on the higher of Moody's or S&P ratings available at December 31, 1996.

(2) Includes U.S. Treasury and agency obligations, which comprised 5.0% of the total portfolio at December 31, 1996.

                             Summary of Investments

                                                                     December 31,
                                  -------------------------------------------------------------------------------------
                                           1996                          1995                          1994
                                  -----------------------     ---------------------------    --------------------------
                                                 Weighted                       Weighted                      Weighted
                                  Amortized       Average       Amortized       Average      Amortized        Average
      Investment Category            Cost        Yield(1)          Cost         Yield(1)        Cost          Yield(1)
      -------------------         -----------    ----------    -------------    ---------    -----------      ---------
                                                                 (dollars in thousands)
Long-term investments:
     Taxable bonds..............  $  396,586        6.76%          $383,790       7.00%        $284,226         7.95%
     Tax-exempt bonds...........     661,831        5.70            643,624       5.62          390,384         6.52
                                  -----------                 --------------                  ----------
      Total long-term investments  1,058,417        6.09          1,027,414       6.13          674,610         7.13
Short-term investments(2).......      56,733        5.43             14,567       5.97           92,449         5.91
                                  -----------                 --------------                  ----------
      Total investments(3)......  $1,115,150        6.06%        $1,041,981       6.13%        $767,059         6.98%
                                  ===========                 ==============                  ==========

----------
(1)  Yields are stated on a pre-tax basis.

(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $16.9 million, $38.1 million and $13.5 million, respectively.

(3) Excludes stocks with a market value of $8.3 million, $0 and $0, respectively.

                      Investment Portfolio by Security Type

                                                                 December 31,
                              --------------------------------------------------------------------------------------
                                        1996                          1995                          1994
                              --------------------------    --------------------------    --------------------------
                                               Weighted                       Weighted                    Weighted
                               Amortized       Average        Amortized        Average      Amortized      Average
    Investment Category           Cost         Yield(1)          Cost         Yield(1)        Cost        Yield(1)
    -------------------       -------------    ---------     -------------    ----------    ----------    ----------
                                                              (dollars in thousands)

U.S. government securities...   $   55,619       6.63%       $     45,139       6.27%        $   7,036       8.09%
Mortgage-backed securities...      177,818       6.88             265,213       7.15           179,205       8.13
Municipal bonds..............      661,831       5.70             643,624       5.62           390,384       6.52
Asset-backed securities......       71,370       6.82              43,493       6.83            81,449       7.52
Corporate securities.........       76,760       6.55               1,254       6.86             --           --
Foreign securities...........       15,019       6.50              28,691       7.04            16,536       8.00
                               ------------                  -------------                  -----------
     Total fixed maturities..    1,058,417       6.09           1,027,414       6.13           674,610       7.13
Short-term investments(2)....       56,733       5.43              14,567       5.97            92,449       5.91
                               ------------                  -------------                  -----------
     Total investments(3)....   $1,115,150       6.06%         $1,041,981       6.13%         $767,059       6.98%
                               ============                  =============                  ===========

----------
(1)  Yields are stated on a pre-tax basis.

(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $16.9 million, $38.1 million and $13.5 million, respectively.

(3)  Excludes stocks of $8.3 million, $0 and $0, respectively.

                     Distribution of Investments by Maturity

                                                                     December 31,
                                   ----------------------------------------------------------------------------------
                                             1996                        1995                        1994
                                   --------------------------    ----------------------    --------------------------
                                                 Estimated                     Estimated                    Estimated
                                  Amortized        Market        Amortized      Market      Amortized        Market
       Investment Category          Cost           Value           Cost         Value          Cost          Value
       -------------------        ----------    -------------    ----------    ---------    -----------     ---------
                                                                    (in thousands)

Due in one year or less(1)...... $   95,038     $    95,359     $  17,343      $  17,345     $  93,950      $ 93,942
Due after one year through five
  years ........................     57,531          57,712        26,036         26,375        30,209        29,520
Due after five years through
  ten years.....................    105,495         105,848       157,161        162,573        36,140        36,453
Due after ten years.............    607,898         620,031       532,735        551,239       346,106       322,973
Mortgage-backed securities......    177,818         178,344       265,213        271,087       179,205       169,846
Asset-backed securities.........     71,370          71,878        43,493         44,024        81,449        80,926
                                 -----------  --------------  ------------  -------------  ------------  ------------
     Total investments(2)....... $1,115,150      $1,129,172    $1,041,981     $1,072,643      $767,059      $733,660
                                 ===========  ==============  ============  =============  ============  ============


----------
(1) Includes short-term investments in the amount of $56.8 million, $14.6 million and $92.4 million at December 31, 1996, 1995 and 1994, respectively, but excludes cash equivalents of $16.9 million, $38.1 million, and $13.5 million, respectively.

(2)  Excludes stocks of $8.3 million, $0 and $0, respectively.

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                                       December 31, 1996
                                                  ----------------------------------------------------------
                                                                            Amortized            Estimated
              Investment Category                     Par Value               Cost             Market Value
              -------------------                     ---------               ----             ------------
                                                                         (in thousands)

Pass-through securities--U.S. Government
  agency                                               $ 102,024            $ 103,377            $ 103,851
CMO's--U.S. Government agency                              6,000                5,893                6,128
CMO's--non-agency                                         70,025               68,548               68,365
                                                       ---------            ---------            ---------
     Total mortgage-backed securities                  $ 178,049            $ 177,818            $ 178,344
                                                       =========            =========            =========


     The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMO's") which are secured by mortgage loans guarantied or insured by agencies of the federal government. These securities are highly liquid with readily determinable market prices. The Company also held triple-A rated CMO's which are not guarantied by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as the government agency-backed securities.

     At December 31, 1996, the Company held sequential pay CMO tranches and Planned Amortization Classes (PAC) of CMO's. The CMO's held at December 31, 1996 have stated maturities ranging from 22 to 30 years, and expected average lives ranging from 1.3 to 19.4 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 1996, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

     Mortgage-backed securities differ from traditional fixed income bonds because they are subject to prepayments at par value without penalty at the borrower's option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing interest rates, with prepayments increasing when prevailing interest rates are lower than the rates on the underlying mortgages. When prepayments occur, the proceeds must be re-invested at then current market rates, which are generally below the yield on the prepaid securities. Prepayments on mortgage-backed securities purchased at a premium to par will result in a loss to the Company to the extent of the unamortized premium.

Employees

     At December 31, 1996, the Company and its subsidiaries had 202 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Item 2.  Properties.

     The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 53,000 square feet of office space, are under lease agreements which expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA also maintains leased office space in San Francisco, Dallas, London (England), Paris (France), Madrid (Spain) and Sydney (Australia). The Company and its subsidiaries do not own any real property.

Item 3.  Legal Proceedings.

     In the ordinary course of business, certain subsidiaries of the Company have become party to certain litigation. The Company believes that these matters will be resolved with no material financial impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the principal market on which the Company's common stock is tradable, the high and low sales prices per share for each quarterly period for the past two years and the frequency and amount of any cash dividends declared in the past two years is set forth on page 48 of the Company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions." At March 24, 1997, there were approximately 2,600 holders of the Company's Common Stock, which is listed on the New York Stock Exchange.

Item 6. Selected Financial Data.

     Selected financial data for the Company and its subsidiaries for each of the last five years is set forth under the caption "Financial Highlights" on page 16 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 8. Financial Statements and Supplementary Data.

     The 1996 Consolidated Financial Statements, together with the Notes thereto and the Report of Independent Accountants thereon, are set forth on pages 25 through 44 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     Information relating to the Company's directors and executive officers is set forth under the captions "Election of Directors" on pages 1 through 5, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, and "Executive Officers of the Company" on pages 6 and 7 of the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

     Information relating to compensation of the Company's directors and executive officers is set forth under the captions "Executive Compensation" on pages 10 through 12, "Report of the Human Resources Committee of the Board of Directors of Financial Security Assurance Holdings Ltd." on pages 13 through 16, and "Stock Price Performance" on page 17 of the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners of the Company's equity securities and by the Company's directors and executive officers is set forth under the caption "Ownership of the Company" on pages 7 through 10 of the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 16 and "Certain Relationships and Related Transactions" on pages 18 through 22 of the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Financial Statement Schedules and Exhibits.

     1.   Financial Statements

          The Registrant has incorporated by reference from the 1996 Annual Report to Shareholders the following consolidated financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

                                                         1996 Annual Report  to
                                                          Shareholders (Pages)

          Report of Independent Accountants                       25

          Consolidated Balance Sheets at

          December 31, 1996 and 1995                              26

          Consolidated Statements of Income
          for the Years Ended

          December 31, 1996, 1995 and 1994                        27

          Consolidated Statements of Changes in
          Shareholders' Equity for the Years Ended

          December 31, 1996, 1995 and 1994                        28

          Consolidated Statements of Cash Flows
          for the Years Ended

          December 31, 1996, 1995 and 1994                        29

          Notes to Consolidated Financial Statements              30-44

     2.   Financial Statement Schedules

          The following financial statement schedule is filed as part of this Report.

          Schedule       Title
          --------       -----

          II Condensed Financial Statements of the Registrant for the Years Ended December 31, 1996, 1995 and 1994.

          The report of the Registrant's independent auditors with respect to the above listed financial statement schedule is set forth on page 33 of this Report.

          All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

     3.   Exhibits

          The following are annexed as exhibits to this Report:

          Exhibit No.             Exhibit
          -----------             -------

          2.1 Agreement and Plan of Merger dated as of August 18, 1995 among the Company, FSACG Inc. and Capital Guaranty Corporation. (Previously filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-99626), as such Registration Statement has been amended, and incorporated herein by reference.)

          3.1 Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.)

          3.1(A) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1(A) to the Company's Registration Statement on Form S-1 (Reg. No. 33-70230), as such Registration Statement has been amended (the "Form S-1"), and incorporated herein by reference.)

          3.2 Amended and Restated By-laws of the Company, as amended and restated on February 14, 1996. (Previously filed as Exhibit 5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 1996 (the "March 31, 1996 10-Q"), and incorporated herein by reference.)

          4         Specimen Certificate representing shares of Common Stock.
                    (Previously filed as Exhibit 4 to the Form S-1, and incorporated herein by reference.)

          4(A) Specimen Certificate representing shares of Series A Convertible Redeemable Preferred Stock. (Previously filed as
                    Exhibit 4(A) to the Form S-1, and incorporated herein by reference.)

          9 Voting Trust Agreement dated as of September 2, 1994 among Fund American, U S WEST Capital Corporation ("USWCC") and First Chicago Trust Company of New York, as voting trustee. (Previously filed as Exhibit 9 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.1 Credit Agreement dated as of November 23, 1994 among FSA, Various Banks and Swiss Bank Corporation, New York Branch, as agent. (Previously filed as Exhibit 10.2(B) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.2 Facility Agreement dated as of August 30, 1994, among FSA, Canadian Global Funding Corporation and Hambros Bank Limited. (Previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1994, and incorporated herein by reference.)

          10.3 Credit Agreement dated as of April 30, 1996, among FSA, Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent. (Previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1996, and incorporated herein by reference.)

          10.4+ Money Purchase Pension Plan and Trust Agreement dated as of January 1, 1989 between FSA and Transamerica, with Adoption Agreement No. 001 and Addendum. (Previously filed as Exhibit
                    10.7 to the Form S-1, and incorporated herein by reference.)

          10.5+ Supplemental Executive Retirement Plan as amended and restated as of January 1, 1995. (Previously filed as Exhibit 10.8(A) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.6+ Amended and Restated 1993 Equity Participation Plan (as amended and restated December 20, 1995). (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.)

          10.6(A)+ Amended and Restated 1993 Equity Participation Plan (as amended and restated on February 14, 1996). (Previously filed as Exhibit No. 4 to the March 31, 1996 10-Q, and incorporated herein by reference.)

          10.7+ Deferred Compensation Plan (Effective as of June 1, 1995). (Previously filed as Exhibit No. 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1995 (the "June 30, 1995 10-Q"), and incorporated herein by reference.)

          10.8+ Severance Policy for Senior Management (Effective as of February 8, 1995). (Previously filed as Exhibit No. 3 to the March 31, 1996 10-Q, and incorporated herein by reference.)

          10.9+ Employment Agreement dated as of December 20, 1995 between the Company and Michael Djordjevich. (Previously filed as Exhibit 10.13 to the 1995 Form 10-K, and incorporated herein by reference.)

          10.10 Deconsolidation Agreement dated May 13, 1994 among U S WEST, Inc., USWCC, the Company, FSA, International and Oklahoma. (Previously filed as Exhibit 10.16 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.11 Cooperation Agreement dated as of December 27, 1990 among Tokio Marine, the Company and FSA. (Previously filed as
                    Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

          10.12 Tokio Marine Stockholders Agreement dated December 27, 1990 among Tokio Marine, the Company and USWCC. (Previously filed as Exhibit 10.18 to the Form S-1, and incorporated herein by reference.)

          10.12(A) Letter Agreement dated as of September 2, 1994 concerning the Tokio Marine Stockholders Agreement between U S WEST, Inc., and the Company. (Previously filed as Exhibit 10.18(A) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.12(B) Amendment No. 1 dated December 23, 1993 to Tokio Marine Stockholders Agreement. (Previously filed as Exhibit 10.19 to the Form S-1, and incorporated herein by reference.)

          10.13 Master Reinsurance Placement Memorandum dated December 27, 1991 between Tokio Marine and FSA. (Previously filed as
                    Exhibit 10.20 to the Form S-1, and incorporated herein by reference.)

          10.14 Amended and Restated Interests and Liabilities Contract concerning the Quota Share Treaty effective as of January 1, 1991 among Tokio Marine and FSA and its identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.21(A) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.15 Amended and Restated Interests and Liabilities Contract concerning the Municipal Bond Insurance Quota Share Treaty effective as of January 1, 1991 among Tokio Marine, FSA and its identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.22(A) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.16 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Charter Indemnity Company. (Previously filed as Exhibit 10.23 to the 1995 Form 10-K, and incorporated herein by reference.)

          10.17 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Northern County Mutual Insurance Company. (Previously filed as Exhibit 10.24 to the 1995 Form 10-K, and incorporated herein by reference.)

          10.18 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Valley Insurance Company. (Previously filed as Exhibit 10.25 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.19+ Promissory Note between the Company and Sean W. McCarthy dated December 20, 1993. (Previously filed as Exhibit 10.30(A) to the Form S-1, and incorporated herein by reference.)

          10.20 Quota Share Reinsurance Agreement dated December 22, 1993, among Commercial Re, FSA and International. (Previously filed as Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

          10.21 Share Purchase Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit 10.32 to the Form S-1, and incorporated herein by reference.)

          10.22 Federal Income Tax Allocation Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit 10.33 to the Form S-1, and incorporated herein by reference.)

          10.23 Liquidity Facility dated as of December 23, 1993 among U S WEST, Inc., Commercial Re and the Company. (Previously filed as Exhibit 10.34 to the Form S-1, and incorporated herein by reference.)

          10.24 Investment Management Agreement dated as of December 23, 1993 among FSA Portfolio Management, Commercial Re and the Company. (Previously filed as Exhibit 10.35 to the Form S-1, and incorporated herein by reference.)

          10.25 Agreement for Management and the Provision of Personnel, Property and Services dated as of December 23, 1993 between Commercial Re and the Company. (Previously filed as Exhibit
                    10.36 to the Form S-1, and incorporated herein by reference.)

          10.26 Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company (including Exhibit A thereto). (Previously filed as Exhibit 10.38 to the Form S-1, and incorporated herein by reference.)

          10.26(A) Amendment dated as of May 6, 1994 to Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company. (Previously filed as Exhibit 10.38(A) to the 1994 Form 10-K, and incorporated herein by reference.)

          10.27 Registration Rights Agreement dated as of May 13, 1994 among the Company, USWCC and Fund American. (Previously filed as
                    Exhibit 10.39 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.28 Fund American Shareholders Agreement dated as of September 2, 1994 among USWCC, Fund American and the Company. (Previously filed as Exhibit 10.40 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.29 Five-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.41 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.30 Ten-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.42 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.31 Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as Exhibit 10.43 to the 1994 Form 10-K, and incorporated herein by reference.)

          10.31(A) Letter dated May 23, 1995 from the Company to U S WEST, Inc. amending Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as Exhibit 10.43(A) to the 1995 Form 10-K, and incorporated herein by reference.)

          10.31(B) Letter dated November 28, 1995 from the Company to U S WEST, Inc. amending Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as Exhibit 10.43(B) to the 1995 Form 10-K, and incorporated herein by reference.)

          13 Annual Report to Shareholders for the Year Ended December 31, 1996. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

          21        List of Subsidiaries.

          23        Consent of Coopers & Lybrand L.L.P.

          24        Powers of Attorney.

          99 Financial Security Assurance Inc. and Subsidiaries 1996 Consolidated Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FINANCIAL SECURITY ASSURANCE
                                    HOLDINGS LTD. (Registrant)

                             By:    /s/ ROBERT  P.  COCHRAN
                                --------------------------------------
                             Name:  Robert P. Cochran
                             Title:  President and Chief Executive Officer
                             Dated:  March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                        Date
  -----------------               -----------------            -----------------

/s/ JOHN  J.  BYRNE*
----------------------------
            John J. Byrne         Chairman of the Board          March 24, 1997
                                  and Director

/s/ ROBERT  P.  COCHRAN*
----------------------------
       Robert P. Cochran          President, Chief               March 24, 1997
                                  Executive Officer
                                  and Director (Principal
                                  Executive Officer)

/s/ ROGER  K.  TAYLOR*
----------------------------
       Roger K. Taylor            Managing Director,             March 24, 1997
                                  Chief Operating
                                  Officer and Director

/s/ JOHN A. HARRISON*
----------------------------
      John A. Harrison            Managing Director              March 24, 1997
                                  and Chief Financial
                                  Officer (Principal
                                  Financial Officer)

/s/ JEFFREY S. JOSEPH*
----------------------------
      Jeffrey S. Joseph           Managing Director              March 24, 1997
                                  and Controller (Principal
                                  Accounting Officer)

/S/ MICHAEL DJORDJEVICH*
----------------------------
       Michael Djordjevich        Director                       March 24, 1997

/s/ ROBERT  N.  DOWNEY*
----------------------------
      Robert N. Downey            Director                       March 24, 1997

/s/ ANTHONY M. FRANK*
----------------------------
       Anthony M. Frank           Director                       March 24, 1997

/s/ TOSHIKI KANEDA*
----------------------------
       Toshiki Kaneda             Director                       March 24, 1997

/s/ K.  THOMAS   KEMP*
----------------------------
      K. Thomas Kemp              Director                       March 24, 1997

/s/ DAVID  O.  MAXWELL*
----------------------------
     David O. Maxwell             Director                       March 24, 1997

/s/   JAMES  M.  OSTERHOFF*
----------------------------
      James M. Osterhoff          Director                       March 24, 1997

/s/ JAMES  H.  OZANNE*
----------------------------
       James H. Ozanne            Director                       March 24, 1997

/s/ STAATS M. PELLETT, JR.*
----------------------------
       Staats M. Pellett, Jr.     Director                       March 24, 1997

/s/ RICHARD  A.  POST*
----------------------------
        Richard A. Post           Director                       March 24, 1997

/s/ ALLAN  L. WATERS*
----------------------------
        Allan L. Waters           Director                       March 24, 1997

/s/ HOWARD M. ZELIKOW*
----------------------------
       Howard M. Zelikow          Director                       March 24, 1997


----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.

                                       By:  /s/ ROBERT  P.  COCHRAN
                                           --------------------------------
                                                Robert P. Cochran,
                                                Attorney-in-fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

Our report on the consolidated financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1996 Annual Report to Shareholders of Financial Security Assurance Holdings Ltd. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

New York, New York
January 24, 1997

Schedule II

Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                         December 31,
                                                  ------------------------
                                                     1996            1995
                                                     ----            ----
Assets:
   Investments                                    $  29,040       $  24,515
   Investments in subsidiary, at equity in
     net assets                                     785,332         759,986
   Deferred taxes                                       515           1,269
   Other assets                                       6,772           1,109
                                                   --------        --------
                                                   $821,659        $786,879
                                                   ========        ========

Liabilities and Shareholders' Equity:
   Other liabilities                              $  20,399      $    8,932
   Shareholders' equity                             801,260         777,947
                                                   --------        --------
                                                   $821,659        $786,879
                                                   ========        ========

                         Condensed Statements of Income
                             (Dollars in thousands)

                                                Year Ended December 31,
                                        ---------------------------------------
                                          1996             1995           1994
                                          ----             ----           ----

Dividends received from subsidiary      $18,000         $ 19,000        $17,500
Other revenue                             3,469            1,089            748
                                        -------         --------        -------
Total revenue                            21,469           20,089         18,248
Total expenses                            3,672            1,333            741
                                        -------         --------        -------
                                         17,797           18,756         17,507
Equity in undistributed net income
   of subsidiary                         62,855           35,988         42,764
                                        -------         --------        -------
Income before income taxes               80,652           54,744         60,271
Income tax benefit                          108              294            104
                                        -------         --------        -------
Net income                              $80,760          $55,038        $60,375
                                        =======          =======        =======

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements as incorporated by reference in Item 8 (Financial Statements and Supplementary Data).

Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                         Year Ended December  31,
                                                               ------------------------------------------
                                                                  1996            1995            1994
                                                                  ----            ----            ----
Cash flows from operating activities:
   Other operating expenses paid, net                           $16,995        $     10          $  (237)
   Dividends from subsidiary                                     18,000          19,000           17,500
   Net investment income received                                 3,610           1,779              979
   Federal income taxes received (paid)                          (1,298)          1,405             (764)
   Interest and liquidity fees paid                              (2,093)            (57)            (506)
   Other                                                         (5,583)         12,973              319
                                                                -------        --------          -------
      Net cash provided by operating activities                  29,631          35,110           17,291
                                                                -------        --------          -------
Cash flows from investing activities:
   Proceeds from sales of bonds                                  21,544          21,257           18,119
   Purchases of bonds                                           (10,895)        (27,815)         (27,158)
   Purchases of property and equipment                             (107)            (41)             (44)
   Payment for purchase of subsidiary, net of cash acquired                     (11,646)
   Net decrease (increase) in short-term securities             (14,911)        (38,038)          (3,457)
                                                                -------        --------          -------
      Net cash provided by (used for) investing activities       (4,369)        (56,283)         (12,540)
                                                                -------        --------          -------
Cash flows from financing activities:
   Issuance of common stock                                                                        7,126
   Return of capital                                             27,000          50,000
   Dividends paid                                               (10,536)         (8,275)          (4,150)
   Treasury stock                                               (41,660)        (14,444)          (3,730)
   Issuance of preferred stock                                                                       700
   Payment of management notes                                                   (5,624)          (2,811)
                                                                -------        --------          -------
      Net cash provided by (used for) financing activities      (25,196)         21,657           (2,865)
                                                                -------        --------          -------
Net increase (decrease) in cash                                      66             484            1,886
Cash and cash equivalents at beginning of year                      563              79           (1,807)
                                                                -------        --------          -------
Cash and cash equivalents at end of year                        $   629        $    563          $    79
                                                                =======        ========          =======

Reconciliation of net income to net cash provided by
  operating activities:
Net income (loss)                                               $80,760         $55,038          $60,375
   Equity in undistributed net loss (income) of subsidiary      (62,855)        (35,988)         (42,764)
   Decrease (increase) in accrued investment income                 264             110             (340)
   Increase (decrease) in accrued income taxes                   (2,278)          1,240           (4,969)
   Provision (benefit) for deferred income taxes                    873            (128)           4,101
   Net realized losses (gains) on investments                    (1,338)            (88)             (56)
   Deferred equity compensation                                   5,565           5,735
   Depreciation and accretion of bond discount                     (119)           (171)              50
   Change in other assets and liabilities                         8,759           9,362              894
                                                                -------        --------          -------
Cash provided by operating activities                           $29,631        $ 35,110          $17,291
                                                                =======        ========          =======




The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements as incorporated by reference in Item 8 (Financial Statements and Supplementary Data).

                                   SCHEDULE II

           Financial Security Assurance Holdings Ltd. (Parent Company)

                     Notes To Condensed Financial Statements

1.   Condensed Financial Statements

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

2.   Significant Accounting Policies

     The Parent Company carries its investments in subsidiaries under the equity method.

                                  EXHIBIT INDEX

Exhibit
  No.                             Exhibit
-------                           -------

2.1 Agreement and Plan of Merger dated as of August 18, 1995 among the Company, FSACG Inc. and Capital Guaranty Corporation. (Previously filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-99626), as such Registration Statement has been amended, and incorporated herein by reference.)

3.1 Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.)

3.1(A) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1(A) to the Company's Registration Statement on Form S-1 (Reg. No. 33-70230), as such Registration Statement has been amended (the "Form S-1"), and incorporated herein by reference.)

3.2 Amended and Restated By-laws of the Company, as amended and restated on February 14, 1996. (Previously filed as Exhibit 5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 1996 (the "March 31, 1996 10-Q"), and incorporated herein by reference.)

4 Specimen Certificate representing shares of Common Stock. (Previously filed as Exhibit 4 to the Form S-1, and incorporated herein by reference.)

4(A) Specimen Certificate representing shares of Series A Convertible Redeemable Preferred Stock. (Previously filed as Exhibit 4(A) to the Form S-1, and incorporated herein by reference.)

9 Voting Trust Agreement dated as of September 2, 1994 among Fund American, U S WEST Capital Corporation ("USWCC") and First Chicago Trust Company of New York, as voting trustee. (Previously filed as Exhibit 9 to the 1994 Form 10-K, and incorporated herein by reference.)

10.1 Credit Agreement dated as of November 23, 1994 among FSA, Various Banks and Swiss Bank Corporation, New York Branch, as agent. (Previously filed as Exhibit 10.2(B) to the 1994 Form 10-K, and incorporated herein by reference.)

10.2 Facility Agreement dated as of August 30, 1994, among FSA, Canadian Global Funding Corporation and Hambros Bank Limited. (Previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1994, and incorporated herein by reference.)

10.3 Credit Agreement dated as of April 30, 1996, among FSA, Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent. (Previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1996, and incorporated herein by reference.)

10.4+ Money Purchase Pension Plan and Trust Agreement dated as of January 1, 1989 between FSA and Transamerica, with Adoption Agreement No. 001 and Addendum. (Previously filed as Exhibit 10.7 to the Form S-1, and incorporated herein by reference.)

Exhibit
  No.                             Exhibit
-------                           -------

10.5+ Supplemental Executive Retirement Plan as amended and restated as of January 1, 1995. (Previously filed as Exhibit 10.8(A) to the 1994 Form 10-K, and incorporated herein by reference.)

10.6+ Amended and Restated 1993 Equity Participation Plan (as amended and restated December 20, 1995). (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.)

10.6(A)+ Amended and Restated 1993 Equity Participation Plan (as amended and restated on February 14, 1996). (Previously filed as Exhibit No. 4 to the March 31, 1996 10-Q, and incorporated herein by reference.)

10.7+ Deferred Compensation Plan (Effective as of June 1, 1995). (Previously filed as Exhibit No. 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1995 (the "June 30, 1995 10-Q"), and incorporated herein by reference.)

10.8+     Severance Policy for Senior Management (Effective as of February 8,
          1995). (Previously filed as Exhibit No. 3 to the March 31, 1996 10-Q, and incorporated herein by reference.)

10.9+ Employment Agreement dated as of December 20, 1995 between the Company and Michael Djordjevich. (Previously filed as Exhibit 10.13 to the 1995 Form 10-K, and incorporated herein by reference.)

10.10 Deconsolidation Agreement dated May 13, 1994 among U S WEST, Inc., USWCC, the Company, FSA, International and Oklahoma. (Previously filed as Exhibit 10.16 to the 1994 Form 10-K, and incorporated herein by reference.)

10.11 Cooperation Agreement dated as of December 27, 1990 among Tokio Marine, the Company and FSA. (Previously filed as Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

10.12 Tokio Marine Stockholders Agreement dated December 27, 1990 among Tokio Marine, the Company and USWCC. (Previously filed as Exhibit
          10.18 to the Form S-1, and incorporated herein by reference.)

10.12(A) Letter Agreement dated as of September 2, 1994 concerning the Tokio Marine Stockholders Agreement between U S WEST, Inc., and the Company. (Previously filed as Exhibit 10.18(A) to the 1994 Form 10-K, and incorporated herein by reference.)

10.12(B) Amendment No. 1 dated December 23, 1993 to Tokio Marine Stockholders Agreement. (Previously filed as Exhibit 10.19 to the Form S-1, and incorporated herein by reference.)

10.13 Master Reinsurance Placement Memorandum dated December 27, 1991 between Tokio Marine and FSA. (Previously filed as Exhibit 10.20 to the Form S-1, and incorporated herein by reference.)

10.14 Amended and Restated Interests and Liabilities Contract concerning the Quota Share Treaty effective as of January 1, 1991 among Tokio Marine and FSA and its identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.21(A) to the 1994 Form 10-K, and incorporated herein by reference.)

10.15 Amended and Restated Interests and Liabilities Contract concerning the Municipal Bond Insurance Quota Share Treaty effective as of January 1, 1991 among Tokio Marine, FSA and its

Exhibit
  No.                             Exhibit
-------                           -------

          identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.22(A) to the 1994 Form 10-K, and incorporated herein by reference.)

10.16 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Charter Indemnity Company. (Previously filed as Exhibit 10.23 to the 1995 Form 10-K, and incorporated herein by reference.)

10.17 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Northern County Mutual Insurance Company. (Previously filed as Exhibit 10.24 to the 1995 Form 10-K, and incorporated herein by reference.)

10.18 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Valley Insurance Company. (Previously filed as Exhibit 10.25 to the 1994 Form 10-K, and incorporated herein by reference.)

10.19+ Promissory Note between the Company and Sean W. McCarthy dated December 20, 1993. (Previously filed as Exhibit 10.30(A) to the Form S-1, and incorporated herein by reference.)

10.20 Quota Share Reinsurance Agreement dated December 22, 1993, among Commercial Re, FSA and International. (Previously filed as Exhibit
          10.17 to the Form S-1, and incorporated herein by reference.)

10.21 Share Purchase Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit
          10.32 to the Form S-1, and incorporated herein by reference.)

10.22 Federal Income Tax Allocation Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as
          Exhibit 10.33 to the Form S-1, and incorporated herein by reference.)

10.23 Liquidity Facility dated as of December 23, 1993 among U S WEST, Inc., Commercial Re and the Company. (Previously filed as Exhibit 10.34 to the Form S-1, and incorporated herein by reference.)

10.24 Investment Management Agreement dated as of December 23, 1993 among FSA Portfolio Management, Commercial Re and the Company. (Previously filed as Exhibit 10.35 to the Form S-1, and incorporated herein by reference.)

10.25 Agreement for Management and the Provision of Personnel, Property and Services dated as of December 23, 1993 between Commercial Re and the Company. (Previously filed as Exhibit 10.36 to the Form S-1, and incorporated herein by reference.)

10.26 Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company (including Exhibit A thereto). (Previously filed as Exhibit 10.38 to the Form S-1, and incorporated herein by reference.)

10.26(A) Amendment dated as of May 6, 1994 to Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company. (Previously filed as Exhibit 10.38(A) to the 1994 Form 10-K, and incorporated herein by reference.)

10.27 Registration Rights Agreement dated as of May 13, 1994 among the Company, USWCC and Fund American. (Previously filed as Exhibit 10.39 to the 1994 Form 10-K, and incorporated herein by reference.)

Exhibit
  No.                             Exhibit
-------                           -------

10.28 Fund American Shareholders Agreement dated as of September 2, 1994 among USWCC, Fund American and the Company. (Previously filed as Exhibit 10.40 to the 1994 Form 10-K, and incorporated herein by reference.)

10.29     Five-Year Option dated as of September 2, 1994. (Previously filed as
          Exhibit 10.41 to the 1994 Form 10-K, and incorporated herein by reference.)

10.30     Ten-Year Option dated as of September 2, 1994. (Previously filed as
          Exhibit 10.42 to the 1994 Form 10-K, and incorporated herein by reference.)

10.31 Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as
          Exhibit 10.43 to the 1994 Form 10-K, and incorporated herein by reference.)

10.31(A) Letter dated May 23, 1995 from the Company to U S WEST, Inc. amending Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as
          Exhibit 10.43(A) to the 1995 Form 10-K, and incorporated herein by reference.)

10.31(B) Letter dated November 28, 1995 from the Company to U S WEST, Inc. amending Insurance Indemnification and Insurance Agreement dated as of May 20, 1994, between U S WEST, Inc. and the Company. (Previously filed as Exhibit 10.43(B) to the 1995 Form 10-K, and incorporated herein by reference.)

13* Annual Report to Shareholders for the Year Ended December 31, 1996. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

21*       List of Subsidiaries.

23*       Consent of Coopers & Lybrand L.L.P.

24*       Powers of Attorney.

99* Financial Security Assurance Inc. and Subsidiaries 1996 Consolidated Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*    Filed herewith.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the fourth quarter of 1996.