Form 10-Q
period 1997-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1997-05-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At April 30,1997, there were outstanding 30,951,399 shares of Common Stock, par value $0.01 per share, of the registrant (includes 974,338 shares of Common Stock owned by a trust on behalf of the Company and excludes 1,324,902 shares of Common Stock actually held in treasury).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item  1. Financial Statements

      Financial Security Assurance Holdings Ltd. and Subsidiaries
      Consolidated Balance Sheets - March 31, 1997 and December 31,
          1996                                                               3

      Consolidated Statements of Income - Three months ended March 31,
          1997 and 1996                                                      4

      Consolidated Statement of Changes in Shareholders' Equity -
          Three months ended March 31, 1997                                  5

      Consolidated Statements of Cash Flows - Three months ended March
          31, 1997 and 1996                                                  6

      Notes to Consolidated Financial Statements                             7

Item  2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

PART  II OTHER INFORMATION, AS APPLICABLE

Item  6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                        March 31,   December 31,
              ASSETS                                      1997         1996
                                                          ----         ----

Bonds, at market value (amortized
  cost of $1,052,189 and $ 1,058,417)                 $ 1,049,063   $ 1,072,439
Equity investments at market value
  (cost of $9,925 and $8,336)                               9,998         8,336
Short-term investments                                    106,570        73,641
                                                      -----------   -----------

     Total investments                                  1,165,631     1,154,416
Cash                                                        9,440         8,146
Deferred acquisition costs                                150,218       146,233
Prepaid reinsurance premiums                              155,934       151,224
Reinsurance recoverable on unpaid losses                   29,843        29,875
Other assets                                               56,764        47,848
                                                      -----------   -----------

        TOTAL ASSETS                                  $ 1,567,830   $ 1,537,742
                                                      ===========   ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                              $   517,523   $   511,196
Losses and loss adjustment expenses                        73,101        72,079
Deferred federal income taxes                              36,946        41,167
Ceded reinsurance balances payable                         14,656        12,599
Payable for securities purchased                           36,807        14,390
Notes payable                                              30,000        30,000
Accrued expenses and other liabilities                     51,680        55,051
                                                      -----------   -----------

        TOTAL LIABILITIES
                                                          760,713       736,482
                                                      -----------   -----------
Preferred stock (3,000,000 shares authorized;
  2,000,000 issued and outstanding; par
  value of $.01 per share)                                     20            20
Common stock (50,000,000 shares authorized;
  32,276,301 issued; par value of $.01 per share)             323           323
Additional paid-in capital - preferred                        680           680
Additional paid-in capital - common                       694,650       695,118
Unrealized gain (loss) on investments (net
  of deferred income tax (benefit) provision
  of ($1,068) and $4,908)                                  (1,984)        9,114
Accumulated earnings                                      160,029       142,721
Deferred equity compensation                               12,225        12,069
Less treasury stock at cost (2,299,240 and
  2,303,407 shares held)                                  (58,826)      (58,785)
                                                      -----------   -----------

        TOTAL SHAREHOLDERS' EQUITY                        807,117       801,260
                                                      -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,567,830   $ 1,537,742
                                                      ===========   ===========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                March 31,
                                                          ----------------------
                                                            1997         1996
                                                            ----         ----
Revenues:

   Net premiums written (net of premiums
     ceded of $13,927 and $18,441)                        $ 27,184     $ 34,139

   Increase in deferred premium revenue                     (2,410)     (11,405)
                                                          --------     --------
   Premiums earned (net of premiums ceded
     of $8,865 and $12,979)                                 24,774       22,734

   Net investment income                                    16,361       15,682

   Net realized gains (losses)                                (498)       1,534

   Other income                                                448           62
                                                          --------     --------

             TOTAL REVENUES                                 41,085       40,012
                                                          --------     --------

Expenses:

   Losses and loss adjustment expenses
     (net of reinsurance recoveries of
     $442 and $560)                                          2,285        1,625

   Interest expense                                            541          541

   Policy acquisition costs                                  6,209        7,655

   Other operating expenses                                  4,784        3,957
                                                          --------     --------

             TOTAL EXPENSES                                 13,819       13,778
                                                          --------     --------

INCOME BEFORE INCOME TAXES                                  27,266       26,234

Provision for income taxes                                   7,016        6,690
                                                          --------     --------

     NET INCOME                                           $ 20,250     $ 19,544
                                                          ========     ========
     Weighted average common shares outstanding             29,978       31,387
                                                          ========     ========
     Earnings per common share                            $   0.68     $   0.62
                                                          ========     ========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                 Additional  Additional  Unrealized                 Deferred
                                                  Paid-In     Paid-In       Gain                     Equity
                            Preferred   Common    Capital -   Capital -   (Loss) on   Accumulated   Compen-   Treasury
                              Stock      Stock   Preferred     Common    Investments    Earnings    sation      Stock        Total
                              -----      -----   ---------     ------    -----------    --------    ------      -----        -----
BALANCE, December 31, 1996     $20        $323      $680     $ 695,118     $  9,114    $ 142,721   $ 12,069   $(58,785)   $ 801,260

Net income                                                                                20,250                             20,250

Net unrealized loss on                                                      (11,098)                                        (11,098)
  investments
Dividends paid on common
  stock ($0.095 per share)                                                                (2,942)                            (2,942)

Deferred equity
  compensation                                                                                        3,176                   3,176

Deferred equity payout                                            (468)                              (3,020)        56       (3,432)

Repurchase of common stock                                                                                         (97)         (97)

                               ---        ----      ----     ---------     --------    ---------   --------   --------    ---------
BALANCE, March 31, 1997        $20        $323      $680     $ 694,650     $ (1,984)   $ 160,029   $ 12,225   $(58,826)   $ 807,117
                               ===        ====      ====     =========     ========    =========   ========   ========    =========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1997         1996
                                                          ----         ----
Cash flows from operating activities:

  Premiums received, net                               $  27,895    $  35,371

  Policy acquisition and other operating
    expenses paid, net                                   (28,766)     (22,531)

  Loss and LAE recovered (paid), net                      (1,052)         105

  Net investment income received                          16,211       17,181

  Recoverable advances paid                                   15       (8,100)

  Federal income taxes recovered (paid)                    8,198       (1,799)

  Other, net                                                (481)          65
                                                       ---------    ---------
      Net cash provided by operating activities           22,020       20,292
                                                       ---------    ---------
Cash flows from investing activities:

   Proceeds from sales of bonds                          227,710      180,722

   Purchases of bonds                                   (211,600)    (167,486)

   Purchases of property and equipment                      (909)        (548)

   Net increase in short-term securities                 (32,289)     (23,304)
                                                       ---------    ---------
          Net cash used for investing activities         (17,088)     (10,616)
                                                       ---------    ---------
Cash flows from financing activities:

   Stock-based compensation purchases                       (654)

   Dividends paid                                         (2,942)      (2,495)

   Treasury stock                                            (42)      (6,000)
                                                       ---------    ---------
      Net cash used for financing activities              (3,638)      (8,495)
                                                       ---------    ---------

Net increase (decrease) in cash                            1,294        1,181

Cash at beginning of period                                8,146        1,118
                                                       ---------    ---------

Cash at end of period                                  $   9,440    $   2,299
                                                       =========    =========


    See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1997 and 1996

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At March 31, 1997, the Company was owned 40.4% by U S WEST Capital Corporation (U S WEST), 11.6% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 41.6% by the public and employees.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

      Certain amounts in the 1996 financial statements have been reclassed to conform to the 1997 presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") ("FAS 128"). FAS 128 specifies the computation presentation and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

      FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

      The impact of FAS 128 on the Company has not yet been determined.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1997 and 1996 First Quarter Results

The Company's 1997 first quarter net income was $20.3 million, compared with $19.5 million for the same period in 1996, an increase of 3.6%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $20.6 million, compared with $18.3 million for the same period in 1996, an increase of 12.2%. Total core revenues in the first quarter of 1997 increased $5.1 million, from $34.1 million in 1996 to $39.3 million in 1997, while total core expenses increased only $1.1 million. Operating net income (net income less the after- tax effect of net realized capital gains or losses and the cost of the performance share program) was $21.6 million for the first quarter of 1997 versus $19.3 million for the comparable period in 1996, an increase of $2.3 million or 12.2%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up- front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written decreased, from $52.6 million for the first quarter of 1996 to $41.1 million for the first quarter of 1997. Also, gross PV premiums written decreased from $61.4 million in the first quarter of 1996 to $42.4 million in 1997, a decrease of 30.9%. The decrease in gross premiums written and gross PV premiums written is attributable to the fact that several large, high-premium asset-backed transactions closed in the first quarter of 1996. In the first quarter of 1997, asset- backed gross PV premiums written were $21.2 million, as compared with $41.6 million in 1996, a decrease of 48.9%. For the municipal business, gross PV premiums written in the first quarter increased from $19.8 million in 1996 to $21.2 million in 1997, an increase of 7.0%.

In the first quarter of 1997, the Company insured par value of bonds totaling $6.8 billion, a 26.1% increase over the same period in 1996. FSA's first quarter asset-backed component rose 38.6% to $4.3 billion while its municipal sector rose 9.4% to $2.5 billion.

Net premiums written were $27.2 million for the first quarter of 1997, a decrease of $6.9 million or 20.4% when compared with $34.1 million in 1996. Net premiums earned for the first quarter of 1997 were $24.8 million, compared with $22.7 million in the first quarter of 1996, an increase of 9.0%. Premiums earned from refundings and prepayments were $2.3 million for the first quarter of 1997 and $4.3 million for the same period of 1996, contributing $1.1 million and $1.0 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 22.1% relative to the same period in 1996 when the effects of refundings and prepayments are eliminated.

Net investment income was $16.4 million for the first quarter of 1997 and $15.7 million for the comparable period in 1996, an increase of 4.3%. The Company's effective tax rate on investment income was 18.6% for the first quarter of 1996 compared with 18.8% in 1997. In the first quarter of 1997, the Company realized $0.5 million in net capital losses as compared with realized net capital gains of $1.5 million for the same period in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first quarter of 1997 was $2.3 million compared with $1.6 million in 1996, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At March 31, 1997, the unallocated balance in the Company's general loss reserve was $31.8 million.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $1.6 million for the first quarter of 1997 compared with $1.1 million for the same period of 1996) were $9.4 million for the first quarter of 1997 compared with $10.5 million for the same period in 1996, a decrease of 10.7%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $8.7 million for the first quarter of 1997 compared with $7.6 million for the same period in 1996, an increase of 14.2%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and an increase in other operating expenses.

Income before income taxes for the first quarter of 1997 was $27.3 million, up from $26.2 million, or 3.9%, for the same period in 1996.

The Company's effective tax rate for the first quarter of 1997 was 25.7% compared with 25.5% for the same period in 1996.

The weighted average number of shares of common stock outstanding decreased to 29,978,000 for the quarter ended March 31, 1997, from 31,387,000 during the first quarter of 1996. This decrease was due to shares the Company repurchased for employee benefit plans as discussed in previous filings. Earnings per share increased to $0.68 for the first quarter of 1997 from $0.62 for the same period in 1996.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at March 31, 1997, net of unsettled security transactions, was $1,140.0 million, compared with the December 31, 1996 balance of $1,139.9 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $14.0 million at December 31, 1996, compared with an unrealized loss position of $3.0 million at March 31, 1997.

A subsidiary of the Company has $30.0 million of outstanding long- term debt. The Company has no material plans for capital expenditures within the next twelve months.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid no dividends for the three months ended March 31, 1997. Based upon FSA's statutory statements for the quarter ended March 31, 1997 and considering dividends which can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $45.7 million. In addition, the New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from the Company through December 31, 1998, pursuant to which FSA has repurchased $30.5 million of its shares through March 31, 1997. Future share repurchases may not exceed cumulative statutory net income beginning January 1, 1996.

On April 30, 1996, FSA entered into an agreement with an international Aaa/AAA-rated bank for a $125.0 million credit facility, which expires on January 31, 2003, unless extended. This facility is a stand-by irrevocable limited recourse line of credit that provides liquidity and credit support to FSA in the event losses from municipal obligations in FSA's insured portfolio exceed specified limits. Repayment of amounts drawn under the line will be limited primarily to recoveries of losses related to such municipal obligations.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from US WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminster Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the right either to (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit of 750,000 of these shares available for subscription by certain employees and its board of directors. If the Company were to settle these Forward Shares at the Company's March 31, 1997 market price of $33.125, it would receive approximately 164,600 shares, net of the portion allocable to employees and directors.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1997.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                         --------------------------------
May 13, 1997                                      Jeffrey S. Joseph
                                           Managing Director & Controller
                                             (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                   Exhibit
-----------                   -------

      1.    Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1997