Form 10-Q
period 1997-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1997-08-13
CIK 913357

                          SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


    (Mark One)
    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/ No / /

At July 31, 1997, there were outstanding 31,016,527 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,127,883 shares of Common Stock owned by a trust on behalf of the Company and excludes 1,325,774 shares of Common Stock actually held in treasury).

                                        INDEX
                                        -----

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries

         Consolidated Balance Sheets - June 30, 1997 and
         December 31, 1996                                                    3

         Consolidated Statements of Income - Six months ended
         June 30, 1997 and 1996                                               4

         Consolidated Statement of Changes in Shareholders' Equity
         -   Six months ended June 30, 1997                                   5

         Consolidated Statements of Cash Flows
         -   Six months ended June 30, 1997 and 1996                          6

    Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9



PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                   14

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   JUNE 30,     DECEMBER 31,
                                                    1997           1996
              ASSETS                                ----           ----

Bonds, at market value (amortized cost of
   $1,103,154 and $1,058,417)                    $1,121,397     $1,072,439
Equity investments at market value (cost
   of $10,010 and $8,336)                            11,354          8,336
Short-term investments                              133,284         73,641
                                                 ----------     ----------

     Total investments                            1,266,035      1,154,416
Cash                                                 21,474          8,146
Deferred acquisition costs                          150,581        146,233
Prepaid reinsurance premiums                        169,112        151,224
Reinsurance recoverable on unpaid losses             29,799         29,875
Receivable for securities sold                        4,525
Other assets                                         53,078         47,848
                                                 ----------     ----------

          TOTAL ASSETS                           $1,694,604     $1,537,742
                                                 ----------     ----------
                                                 ----------     ----------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                         $  570,363     $  511,196
Losses and loss adjustment expenses                  74,013         72,079
Deferred federal income taxes                        44,187         41,167
Ceded reinsurance balances payable                   19,589         12,599
Payable for securities purchased                     52,235         14,390
Notes payable                                        30,000         30,000
Accrued expenses and other liabilities               63,018         55,051
                                                 ----------     ----------

          TOTAL LIABILITIES                         853,405        736,482
                                                 ----------     ----------

Preferred stock (3,000,000 shares
   authorized; 2,000,000 issued and
   outstanding; par value of $.01 per share)             20             20
Common stock (50,000,000 shares authorized;
   32,276,301 issued; par value of $.01 per share)      323            323
Additional paid-in capital - preferred                  680            680
Additional paid-in capital - common                 694,650        695,118
Unrealized gain on investments (net of deferred
   income tax provision of $6,856 and $4,908)        12,732          9,114
Accumulated earnings                                182,429        142,721
Deferred equity compensation                         14,302         12,069
Less treasury stock at cost (2,453,657 and
   2,303,407 shares held)                           (63,937)       (58,785)
                                                 ----------     ----------

          TOTAL SHAREHOLDERS' EQUITY                841,199        801,260
                                                 ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,694,604     $1,537,742
                                                 ----------     ----------
                                                 ----------     ----------

              See notes to condensed consolidated financial statements.

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                             --------                      --------
                                                        1997           1996           1997           1996
                                                        ----           ----           ----           ----
Revenues:
   Net premiums written (net of premiums ceded
      of $23,500, $14,035, $37,427 and $32,476)       $67,495        $30,726        $94,679        $64,865
   Increase in deferred premium revenue               (39,934)       (10,976)       (42,344)       (22,381)
                                                      -------        -------        -------        -------
   Premiums earned (net of premiums ceded of
      $10,401, $8,188, $19,266 and $21,167)            27,561         19,750         52,335         42,484
   Net investment income                               17,121         15,986         33,482         31,668
   Net realized gains (losses)                          1,831            (22)         1,333          1,512
   Other income                                         2,809             43          3,257            105
                                                      -------        -------        -------        -------

         TOTAL REVENUES                                49,322         35,757         90,407         75,769
                                                      -------        -------        -------        -------

Expenses:

   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $442, $571, $884
      and $1,131)                                       2,156          1,530          4,441          3,155
   Interest expense                                       542            542          1,083          1,083
   Policy acquisition costs                             7,140          4,965         13,349         12,620
   Other operating expenses                             4,426          3,509          9,210          7,466
                                                      -------        -------        -------        -------

         TOTAL EXPENSES                                14,264         10,546         28,083         24,324
                                                      -------        -------        -------        -------

INCOME BEFORE INCOME TAXES                             35,058         25,211         62,324         51,445

Provision for income taxes                              9,825          6,463         16,841         13,153
                                                      -------        -------        -------        -------

NET INCOME                                            $25,233        $18,748        $45,483        $38,292
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------

Weighted average common shares outstanding             29,887         30,758         29,932         31,074
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------

Earnings per common share                             $  0.84        $  0.61        $  1.52        $  1.23
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------



              See notes to condensed consolidated financial statements.

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Additional  Additional   Unrealized                 Deferred
                                                 Paid-In     Paid-In       Gain                     Equity
                            Preferred   Common   Capital-    Capital-    (Loss) on    Accumulated   Compen-    Treasury
                              Stock     Stock   Preferred    Common     Investments    Earnings     sation       Stock     Total
                              -----     -----   ---------    ------     -----------    --------     ------       -----     -----
BALANCE, December 31, 1996     $20      $323      $680       $695,118    $  9,114       $142,721    $12,069    $(58,785)  $801,260

Net income                                                                                45,483                            45,483

Net unrealized gain on
  investments                                                               3,618                                            3,618

Dividends paid on common
  stock ($0.19 per share)                                                                 (5,775)                           (5,775)

Deferred equity compensation                                                                          5,253                  5,253

Deferred equity payout                                           (468)                               (3,020)         56     (3,432)

Repurchase of common stock                                                                                       (5,208)    (5,208)
                               ---      ----      ----       --------     -------       --------    -------    --------   --------
BALANCE, June 30, 1997         $20      $323      $680       $694,650     $12,732       $182,429    $14,302    $(63,937)  $841,199
                               ---      ----      ----       --------     -------       --------    -------    --------   --------
                               ---      ----      ----       --------     -------       --------    -------    --------   --------





              See notes to condensed consolidated financial statements.

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (DOLLARS IN THOUSANDS)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
   Premiums received, net                           $  98,426       $  70,424
   Policy acquisition and other operating expenses
     paid, net                                        (32,773)        (26,069)
   Loss and LAE paid, net                              (2,332)         (9,603)
   Net investment income received                      31,299          30,627
   Recoverable advances received (paid)                  (443)          7,628
   Federal income taxes recovered (paid)                  292         (14,732)
   Interest paid                                       (1,058)         (1,058)
   Other, net                                               3            (851)
                                                    ---------       ---------

     Net cash provided by operating activities         93,414          56,366
                                                    ---------       ---------

Cash flows from investing activities:
   Proceeds from sales of bonds                       471,648         479,363
   Purchases of bonds                                (483,183)       (467,682)
   Other, net                                           2,586
   Purchases of property and equipment                 (1,687)         (1,225)
   Net increase in short-term securities              (57,868)        (21,582)
                                                    ---------       ---------
     Net cash used for investing activities           (68,504)        (11,126)
                                                    ---------       ---------

Cash flows from financing activities:
   Stock-based compensation purchases                    (654)
   Dividends paid                                      (5,775)         (4,925)
   Treasury stock                                      (5,153)        (34,001)
                                                    ---------       ---------
     Net cash used for financing activities           (11,582)        (38,926)
                                                    ---------       ---------

Net increase (decrease) in cash                        13,328           6,314

Cash at beginning of period                             8,146           1,118
                                                    ---------       ---------

Cash at end of period                               $  21,474       $   7,432
                                                    ---------       ---------
                                                    ---------       ---------

              See notes to condensed consolidated financial statements.

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

1.  ORGANIZATION AND OWNERSHIP

    Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At June 30, 1997, the Company was owned 40.6% by U S WEST Capital Corporation (U S WEST), 11.6% by Fund American Enterprises Holdings, Inc. (Fund American), 6.5% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 41.3% by the public and employees.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

    Certain amounts in the 1996 financial statements have been reclassed to conform to the 1997 presentation.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") ("FAS No. 128"). FAS No. 128 specifies the computation presentation and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
 Earlier application is not permitted.

    FAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

    The impact of FAS No. 128 on the Company has not yet been determined.

    In June 1997, the Financial Accounting Standards Board issued FAS No. 130, Reporting Comprehensive Income. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distributions to owners.

    FAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by the nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

    FAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

    Also in June 1997, the Financial Accounting Standards Board issued FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. FAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of FAS No. 14, Financial Reporting for Segments of a Business Enterprise.

    FAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The enterprise must report information about revenues derived, countries in which it earns revenues and holds assets and major customers regardless of whether that information is used in making operating decisions. However, FAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting would be impracticable.

    FAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements of the interim periods in the second year of application.

                     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                  AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 AND 1996 SECOND QUARTER RESULTS

The Company's 1997 second quarter net income was $25.2 million, compared with $18.7 million for the same period in 1996, an increase of 34.6%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $22.0 million, compared with $19.3 million for the same period in 1996, an increase of 14.1%. Total core revenues in the second quarter of 1997 increased $6.0 million, from $35.6 million in 1996 to $41.6 million in 1997, while total core expenses increased only $1.9 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the performance share program and other non-operating items) was $23.6 million for the second quarter of 1997 versus $19.4 million for the comparable period in 1996, an increase of $4.2 million or 21.5%.

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

Gross premiums written increased 103.3%, to $91.0 million for the second quarter of 1997 from $44.8 million for the second quarter of 1996. Also, gross PV premiums written increased 56.1%, to $87.2 million in 1997 from $55.9 million in the second quarter of 1996. A substantial portion of the increases in gross premiums written and gross PV premiums written came from several large, high-premium European transactions closed in the second quarter of 1997. In the second quarter of 1997, asset-backed gross PV premiums written were $38.9 million, as compared with $28.8 million in 1996, an increase of 35.2%. For the municipal business, gross PV premiums written in the second quarter increased from $27.1 million in 1996 to $48.3 million in 1997, an increase of 78.3%.

In the second quarter of 1997, the Company insured par value of bonds totaling $9.5 billion, a 27.6% increase over the same period in 1996. FSA's second quarter asset-backed component rose 3.3% to $4.6 billion while its municipal sector rose 63.5% to $4.9 billion.

Net premiums written were $67.5 million for the second quarter of 1997, an increase of $36.8 million or 119.7% when compared with 1996. Net premiums earned for the second quarter of 1997 were $27.6 million, compared with $19.8 million in the second quarter of 1996, an increase of 39.5%. Premiums earned from refundings and prepayments were $3.3 million for the second quarter of 1997 and $0.1 million for the same period of 1996, contributing $1.5 million and $0.1 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 23.9% relative to the same period in 1996 when the effects of refundings and prepayments are eliminated.

Net investment income was $17.1 million for the second quarter of 1997 and $16.0 million for the comparable period in 1996, an increase of 7.1%. The Company's effective tax rate on investment income was 19.6% for the second quarter of 1996 compared with 20.1% in 1997. In the second quarter of 1997, the Company realized $1.8 million in net capital gains as compared with a nominal capital loss for the same period in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the second quarter of 1997 was $2.2 million compared with $1.5 million in 1996, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic
conditions.   In the second quarter of 1997, $3.3 million was reclassified from the general reserve to case reserves for certain home improvement loan securitizations. At June 30, 1997, the unallocated balance in the Company's general loss reserve was $30.5 million.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $1.8 million for the second quarter of 1997 compared with $1.0 million for the same period of 1996) were $9.7 million for the second quarter of 1997 compared with $7.5 million for the same period in 1996, an increase of 29.4%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $8.8 million for the second quarter of 1997 compared with $7.5 million for the same period in 1996, an increase of 17.6%. The increase was the result of higher DAC amortization due to a higher level of premiums earned, personnel costs and bank facility fees.

During the second quarter of 1997, the Company realized a $2.6 million net gain from the sale of a subsidiary, less certain previously capitalized expenses. The subsidiary was sold because its insurance licenses were no longer required.

Income before income taxes for the second quarter of 1997 was $35.1 million, up from $25.2 million, or 39.1%, for the same period in 1996.

The Company's effective tax rate for the second quarter of 1997 was 28.0% compared with 25.6% for the same period in 1996.

The weighted average number of shares of common stock outstanding decreased to 29,887,000 for the quarter ended June 30, 1997, from 30,758,000 during the second quarter of 1996. This decrease was due to shares the Company repurchased to fund obligations of employee benefit plans as discussed in previous filings. Earnings per share increased to $0.84 for the second quarter of 1997 from $0.61 for the same period in 1996.


1997 AND 1996 FIRST SIX MONTHS RESULTS

The Company's 1997 first half net income was $45.5 million, compared with $38.3 million for the same period in 1996, an increase of 18.8%. Core net income was $42.6 million, compared with $37.6 million for the same period in 1996, an increase of 13.2%. Total core revenues in the first half of 1997 increased $11.1 million, from $80.9 million in 1996 to $69.8 million in 1997, while total core expenses increased only $3.7 million. Operating net income was $45.2 million for the first half of 1997 versus $38.7 million for the comparable period in 1996, an increase of $6.5 million or 16.9%.

Gross premiums written increased 35.7%, to $132.1 million for the first half of 1997 from $97.3 million for the first half of 1996. Also, gross PV premiums written increased 10.6%, to $129.7 million in 1997 from $117.3 million in the first half of 1996. In the first half of 1997, asset-backed gross PV premiums written were $60.2 million, as compared with $70.4 million in 1996, a decrease of 14.5% attributable to large, high premium transactions in the first quarter of 1996. For the municipal business, gross PV premiums written in the first half increased to $69.5 million in 1997 from $46.9 million in 1996, an increase of 48.2%.

In the first half of 1997, the Company insured par value of bonds totaling $16.3 billion, a 27.0% increase over the same period in 1996. FSA's first half asset-backed component rose 17.9% to $8.9 billion while its municipal sector rose 40.0% to $7.4 billion.

Net premiums written were $94.7 million for the first half of 1997, an increase of $29.8 million or 46.0% when compared with 1996. Net premiums earned for the first half of 1997 were $52.3 million, compared with $42.5 million in the first half of 1996, an increase of 23.2%. Premiums earned from refundings and prepayments were $5.6 million for the first half of 1997 and $4.5 million for the same period of 1996, contributing $2.6 million and

$1.0 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 23.0% relative to the same period in 1996 when the effects of refundings and prepayments are eliminated.

Net investment income was $33.5 million for the first half of 1997 and $31.7 million for the comparable period in 1996, an increase of 5.7%. The Company's effective tax rate on investment income was 19.1% for the first half of 1996 compared with 19.5% in 1997. In the first half of 1997, the Company realized $1.3 million in net capital gains as compared with $1.5 million for the same period in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first half of 1997 was $4.4 million compared with $3.2 million in 1996, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $3.5 million for the first half of 1997 compared with $2.1 million for the same period of 1996) were $19.1 million for the first half of 1997 compared with $18.0 million for the same period in 1996, an increase of 6.0%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $17.5 million for the first half of 1997 compared with $15.1 million for the same period in 1996, an increase of 15.9%.

Income before income taxes for the first half of 1997 was $62.3 million, up from $51.4 million, or 21.2%, for the same period in 1996.

The Company's effective tax rate for the first half of 1997 was 27.0% compared with 25.6% for the same period in 1996.

The weighted average number of shares of common stock outstanding decreased from 31,074,000 during the first six months of 1996 to 29,932,000, for the six months ended June 30, 1997. Earnings per share increased to $1.52 for the first six months of 1997 from $1.23 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated invested assets and cash equivalents at June 30, 1997, net of unsettled security transactions, was $1,218.3 million, compared with the December 31, 1996 balance of $1,139.9 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $14.0 million at December 31, 1996, compared with an unrealized gain position of $19.6 million at June 30, 1997.

A subsidiary of the Company has $30.0 million of outstanding long-term debt. The Company has no plans for material capital expenditures within the next twelve months.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid no dividends for the six months ended June 30, 1997. Based upon FSA's statutory statements for the quarter ended June 30, 1997 and considering dividends which can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $46.3 million. In addition, the New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from the Company through December 31, 1998, pursuant to which FSA has repurchased $7.0 million of its shares during the six months ended June 30, 1997, and a total of $34.0 million between the initiation of the program and June 30, 1997. Share repurchases pursuant to such program may not exceed cumulative statutory net income beginning January 1, 1997.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from US WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminster Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the right either to (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company is making the economic benefit of 647,200 of these shares available for subscription by certain employees and its board of directors. If the Company were to settle these Forward Shares at the Company's June 30, 1997 market price of $38.9375, it would receive approximately 312,000 shares, net of the portion allocable to employees and directors.

                                      PART II
                                 OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Shareholders was held on Thursday, May 8, 1997. At the 1997 Annual Meeting, shareholders elected all 15 nominees for director and approved the Company's selection of Coopers & Lybrand L.L.P. as independent auditors for the year ending December 31, 1997. The number of votes cast with respect to each director nominee were as follows:

     NOMINEE         NUMBER OF SHARES VOTED FOR      NUMBER OF SHARES WITHHELD
     -------         --------------------------      -------------------------

John J. Byrne               31,165,193                       66,208
Robert P. Cochran           31,165,193                       66,208
Michael Djordjevich         31,165,193                       66,208
Robert N. Downey            31,165,193                       66,208
Anthony M. Frank            31,154,552                       76,849
Toshiki Kaneda              31,165,193                       66,208
K. Thomas Kemp              31,164,551                       66,850
David O. Maxwell            31,155,195                       76,206
James M. Osterhoff          31,165,193                       66,208
James H. Ozanne             31,165,193                       66,208
Staats M. Pellett, Jr.      31,155,195                       76,206
Richard A. Post             31,165,122                       66,279
Roger K. Taylor             31,165,193                       66,208
Allan L. Waters             31,165,193                       66,208
Howard M. Zelikow           31,165,193                       66,208

The selection of Coopers & Lybrand L.L.P. was ratified by 31,209,114 shares; 11,969 shares were voted against ratification and holders of 10,319 shares abstained from voting on this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1997.

         (2) First Amended and Restated Credit Agreement dated as of April 30, 1997, among Financial Security Assurance Inc., Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent.


    (b)  REPORTS ON FORM 8-K

         None

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.




                        By  /s/ Jeffrey S. Joseph
August 13, 1997           ----------------------------------------------
                                       Jeffrey S. Joseph
                          Managing Director & Controller (Chief Accounting
                                            Officer)

                                    Exhibit Index


EXHIBIT NO.                  EXHIBIT


   1.   Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1997


   2.   First Amended and Restated Credit Agreement dated as of April 30, 1997, among Financial Security Assurance Inc., Financial Security Assurance of Maryland Inc., Financial Security Assurance of Oklahoma, Inc., the Banks signatory thereto and Bayerische Landesbank Girozentrale, New York Branch, as Agent.