Form 10-Q
period 1997-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1997-11-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 1997, there were outstanding 31,075,633 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,130,711 shares of Common Stock owned by a trust on behalf of the Company and excludes 1,325,774 shares of Common Stock actually held in treasury).

                                      INDEX
                                      -----

                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
        Financial Security Assurance Holdings Ltd. and Subsidiaries

        Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996                                                 3

        Consolidated Statements of Income - Three and nine months
            ended September 30, 1997 and 1996                                 4

        Consolidated Statement of Changes in Shareholders' Equity
            -   Nine months ended September 30, 1997                          5

        Consolidated Statements of Cash Flows
            -   Nine months ended September 30, 1997 and 1996                 6

        Notes to Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                   14

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                September 30,   December 31,
                      ASSETS                                        1997             1996
                                                                    ----             ----
Bonds, at market value (amortized cost of $1,219,406 and
 $1,058,417)                                                    $ 1,251,354      $ 1,072,439
Equity investments at market value (cost of $26,186 and
 $8,336)                                                             28,190            8,336
Short-term investments                                              208,358           73,641
                                                                -----------      -----------

     Total investments                                            1,487,902        1,154,416
Cash                                                                  8,410            8,146
Deferred acquisition costs                                          161,038          146,233
Prepaid reinsurance premiums                                        172,859          151,224
Reinsurance recoverable on unpaid losses                             30,126           29,875
Receivable for securities sold                                       46,526
Other assets                                                         61,360           47,848
                                                                -----------      -----------

          TOTAL ASSETS                                          $ 1,968,221      $ 1,537,742
                                                                ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                        $   575,750      $   511,196
Losses and loss adjustment expenses                                  73,112           72,079
Deferred federal income taxes                                        55,066           41,167
Ceded reinsurance balances payable                                   11,668           12,599
Payable for securities purchased                                    169,295           14,390
Notes payable                                                       130,000           30,000
Accrued expenses and other liabilities                               70,338           55,051
                                                                -----------      -----------

          TOTAL LIABILITIES                                       1,085,229          736,482
                                                                -----------      -----------

Preferred stock (3,000,000 shares authorized; 2,000,000
   issued and outstanding; par value of $.01 per share)                  20               20
Common stock (50,000,000 shares authorized; 32,401,407
   and 32,276,301 issued; par value of $.01 per share)                  324              323
Additional paid-in capital - preferred                                  680              680
Additional paid-in capital - common                                 694,764          695,118
Unrealized gain on investments (net of deferred income tax
   provision of $11,884 and $4,908)                                  22,068            9,114
Accumulated earnings                                                206,550          142,721
Deferred equity compensation                                         19,585           12,069
Less treasury stock at cost (2,456,483 and 2,303,407 shares
   held)                                                            (60,999)         (58,785)
                                                                -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY                                882,992          801,260
                                                                -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,968,221      $ 1,537,742
                                                                ===========      ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Amounts in thousands, except per share data)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                       -------------             -------------
                                                       1997      1996        1997        1996
                                                       ----      ----        ----        ----
Revenues:

   Net premiums written (net of premiums ceded
      of $13,559, $10,545, $50,986 and $43,021)     $ 28,911   $ 28,449   $ 123,590   $  93,314
   Increase in deferred premium revenue               (1,707)    (6,812)    (44,051)    (29,193)
                                                    --------   --------   ---------   ---------

   Premiums earned (net of premiums ceded of
      $9,525, $7,687, $28,791 and $28,854)            27,204     21,637      79,539      64,121
   Net investment income                              17,920     16,467      51,402      48,135
   Net realized gains (losses)                         5,315     (3,338)      6,648      (1,826)
   Other income                                        5,765        119       9,022         224
                                                    --------   --------   ---------   ---------

                   TOTAL REVENUES                     56,204     34,885     146,611     110,654
                                                    --------   --------   ---------   ---------

Expenses:

   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $443, $816, $2,881
      and $1,947)                                      2,426      1,482       6,867       4,637
   Interest expense                                    1,834        541       2,917       1,624
   Policy acquisition costs                            7,365      5,461      20,714      18,081
   Other operating expenses                            6,683      4,453      15,893      11,919
                                                    --------   --------   ---------   ---------

                   TOTAL EXPENSES                     18,308     11,937      46,391      36,261
                                                    --------   --------   ---------   ---------

INCOME BEFORE INCOME TAXES                            37,896     22,948     100,220      74,393

Provision for income taxes                            10,671      5,738      27,512      18,891
                                                    --------   --------   ---------   ---------

NET INCOME                                          $ 27,225   $ 17,210   $  72,708   $  55,502
                                                    ========   ========   =========   =========
Weighted average common shares outstanding            29,897     30,078      29,920      30,739
                                                    ========   ========   =========   =========
Earnings per common share                           $   0.91   $   0.58   $    2.43   $    1.81
                                                    ========   ========   =========   =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                     Additional   Additional   Unrealized              Deferred
                                                       Paid-In     Paid-In       Gain                  Equity
                                   Preferred  Common  Capital -    Capital -   (Loss) on  Accumulated   Compen-  Treasury
                                     Stock    Stock   Preferred     Common    Investments   Earnings     sation    Stock     Total
                                     -----    -----   ---------     ------    -----------   --------     ------    -----     -----
BALANCE, December 31, 1996             $20    $323       $680      $695,118    $  9,114    $142,721    $12,069  $(58,785)  $801,260

Net income                                                                                   72,708                          72,708

Net unrealized gain on investments                                               12,954                                      12,954

Dividends paid on common stock
    ($0.2975 per share)                                                                      (8,879)                         (8,879)

Deferred equity compensation                                                                            10,536               10,536

Deferred equity payout                                                 (468)                            (3,020)       56     (3,432)

Issuance of common stock                         1                      114                                                     115

Repurchase of common stock                                                                                        (2,270)    (2,270)

BALANCE, September 30, 1997            $20    $324       $680      $694,764     $22,068    $206,550    $19,585  $(60,999)  $882,992
                                       ===    ====       ====      ========     =======    ========    =======  =========  ========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                    1997                  1996
                                                                    ----                  ----
Cash flows from operating activities:
   Premiums received, net                                         $119,152             $  97,506
   Policy acquisition and other operating expenses
     paid, net                                                     (33,278)              (29,233)
   Loss and LAE paid, net                                           (7,131)               (9,700)
   Net investment income received                                   49,136                48,858
   Recoverable advances received (paid)                             (6,242)                6,373
   Federal income taxes recovered (paid)                           (13,479)              (24,774)
   Interest paid                                                    (2,442)               (1,057)
   Other, net                                                          653                (2,712)
                                                                  --------             ---------
          Net cash provided by operating activities                106,369                85,261
                                                                  --------             ---------

Cash flows from investing activities:
   Proceeds from sales of bonds                                    789,671               864,310
   Purchases of bonds                                             (853,566)             (843,612)
   Other, net                                                        7,986
   Purchases of property and equipment                              (2,547)               (1,576)
   Net increase in short-term securities                          (131,920)              (48,591)
                                                                  --------               -------
          Net cash used for investing activities                  (190,376)              (29,469)
                                                                  --------               -------

Cash flows from financing activities:
   Issuance of long-term debt, net                                 125,905
   Repayment of debt                                               (30,000)
   Stock-based compensation purchases                                 (654)
   Dividends paid                                                   (8,879)               (7,882)
   Treasury stock                                                   (2,215)              (40,499)
   Other common stock transactions                                     114                (1,135)
                                                                  --------             ---------
          Net cash provided by (used for) financing
             activities                                             84,271               (49,516)
                                                                  --------             ---------

Net increase in cash                                                   264                 6,276

Cash at beginning of period                                          8,146                 1,118
                                                                  --------             ---------

Cash at end of period                                             $  8,410             $   7,394
                                                                  ========             =========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997 and 1996

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At September 30, 1997, the Company was owned 40.4% by U S WEST Capital Corporation (U S WEST), 11.6% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 41.6% by the public and employees.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

      FAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements of the interim periods in the third year of application.

4. LONG-TERM DEBT

      On September 18, 1997, the Company sold a $130 million issue of 7.375% Senior Quarterly Income Debt Securities due 2097 (Senior QUIDS) callable on or after September 18, 2002. Interest on these notes is paid quarterly beginning on December 31, 1997. Debt issuance costs of $4.3 million are being amortized over the life of the debt. The Company used the proceeds to repay the $30 million of outstanding debt assumed in connection with its 1995 acquisition of Capital Guaranty Corporation, to augment the capital in its insurance company subsidiaries and for general corporate purposes.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1997 and 1996 Third Quarter Results

The Company's 1997 third quarter net income was $27.2 million, compared with $17.2 million for the same period in 1996, an increase of 58.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $22.5 million, compared with $19.7 million for the same period in 1996, an increase of 13.9%. Total core revenues in the third quarter of 1997 increased $6.2 million, from $37.1 million in 1996 to $43.3 million in 1997, while total core expenses increased only $2.4 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the performance share program and other non-operating items) was $23.5 million for the third quarter of 1997 versus $20.3 million for the comparable period in 1996, an increase of $3.2 million or 15.7%.

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

Gross premiums written increased 8.9%, to $42.5 million for the third quarter of 1997 from $39.0 million for the third quarter of 1996. Gross PV premiums written decreased 18.0%, from $54.1 million in 1996 to $44.4 million in the third quarter of 1997. The decrease in gross PV premiums written was due, in part, to the normal quarterly fluctuations in the volume of new business written, together with increased competition in the residential mortgage sector. The Company is determined to maintain its credit and return standards in the face of such competition. In the third quarter of 1997, asset-backed gross PV premiums written were $18.5 million, compared with $27.5 million in 1996, a decrease of 32.7%. For the municipal business, gross PV premiums written in the third quarter decreased from $26.7 million in 1996 to $25.9 million in 1997, a decrease of 2.8%.

In the third quarter of 1997, the Company insured par value of bonds totaling $7.2 billion, an 18.3% decrease compared with the same period in 1996. FSA's third quarter asset-backed component declined 27.8% to $3.9 billion while its municipal sector dropped 3.6% to $3.3 billion.

Net premiums written were $28.9 million for the third quarter of 1997, an increase of 1.6% when compared with 1996. Net premiums earned for the third quarter of 1997 were $27.2 million, compared with $21.6 million in the third quarter of 1996, an increase of 25.7%. Premiums earned from refundings and prepayments were $2.2 million for the third quarter of 1997 and $1.1 million for the same period of 1996, contributing $1.0 million and $0.5 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 21.8% relative to the same period in 1996 when the effects of refundings and prepayments are eliminated.

Net investment income was $17.9 million for the third quarter of 1997 and $16.5 million for the comparable period in 1996, an increase of 8.8%. The Company's effective tax rate on investment income was 20.6% for the third quarter of 1996 compared with 20.1% in 1997. In the third quarter of 1997, the Company realized $5.3 million in net capital gains as compared with $3.3 million in net capital losses for the same period in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

Interest expense for the third quarter of 1997 was $1.8 million, an increase of $1.3 million when compared with 1996. The increase was due to a prepayment penalty and write-off of capitalized issuance costs totaling $1.0 million on the refinancing of debt that was assumed by the Company in connection with its acquisition of Capital Guaranty Corporation. For further discussion, see Liquidity and Capital Resources below.

The provision for losses and loss adjustment expenses during the third quarter of 1997 was $2.4 million compared with $1.5 million in 1996, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At September 30, 1997, the unallocated balance in the Company's general loss reserve was $32.8 million.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $3.9 million for the third quarter of 1997 compared with $1.4 million for the same period of 1996) were $10.1 million for the third quarter of 1997 compared with $8.5 million for the same period in 1996, an increase of 18.4%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $9.4 million for the third quarter of 1997 compared with $8.3 million for the same period in 1996, an increase of 13.9%. The increase was the result of higher deferred acquisition costs amortization due to a higher level of core premiums earned, along with higher personnel costs and bank facility fees.

During the third quarter of 1997, the Company realized a $5.4 million net gain from the sale of a subsidiary. The subsidiary was sold because its insurance licenses were no longer required.

Income before income taxes for the third quarter of 1997 was $37.9 million, up from $22.9 million, or 65.1%, for the same period in 1996.

The Company's effective tax rate for the third quarter of 1997 was 28.2% compared with 25.0% for the same period in 1996.

The weighted average number of shares of common stock outstanding decreased to 29,897,000 for the quarter ended September 30, 1997, from 30,078,000 during the third quarter of 1996. This decrease was due to shares repurchased by the Company to fund obligations under employee benefit plans as discussed in previous filings. Earnings per share increased to $0.91 for the third quarter of 1997 from $0.58 for the same period in 1996.

1997 and 1996 First Nine Months Results

The Company's 1997 first nine months net income was $72.7 million, compared with $55.5 million for the same period in 1996, an increase of 31.0%. Core net income was $65.1 million, compared with $57.4 million for the same period in 1996, an increase of 13.4%. Total core revenues in the first nine months of 1997 increased $17.3 million, to $124.2 million in 1997 from $107.0 million in 1996, while total core expenses increased only $6.1 million. Operating net income was $68.6 million for the first nine months of 1997 versus $58.9 million for the comparable period in 1996, an increase of $9.7 million or 16.5%.

Gross premiums written increased 28.0%, to $174.6 million for the first nine months of 1997 from $136.3 million for the first nine months of 1996. Also, gross PV premiums written increased 1.6%, to $174.1 million in 1997 from $171.4 million in the first nine months of 1996. In the first nine months of 1997, asset-backed gross PV premiums written were $78.7 million, as compared with $97.8 million in 1996, a decrease of 19.6%. This decrease is attributable to the fact that several large, high premium transactions underwritten in Europe in the first nine months of 1996 were written together with increased competition in the residential mortgage sector. The Company is determined to maintain its credit and return standards in the face of such competition. For the municipal business, gross PV premiums written in the first nine months increased to $95.4 million in 1997 from $73.4 million in 1996, an increase of 29.7%.

In the first nine months of 1997, the Company insured par value of bonds totaling $23.5 billion, an 8.5% increase over the same period in 1996. FSA's first nine months asset-backed component dropped 1.2% to $12.7 billion while its municipal sector rose 22.7% to $10.8 billion.

Net premiums written were $123.6 million for the first nine months of 1997, an increase of $30.3 million or 32.4% when compared with 1996. Net premiums earned for the first nine months of 1997 were $79.5 million, compared with $64.1 million for the first nine months of 1996, an increase of 24.1%. Premiums earned from refundings and prepayments were $7.8 million for the first nine months of 1997 and $5.6 million for the same period of 1996, contributing $3.6 million and $1.6 million, respectively, to after-tax earnings. Net premiums earned for the first nine months grew 22.6% relative to the same period in 1996 when the effects of refundings and prepayments are eliminated.

Net investment income was $51.4 million for the first nine months of 1997 and $48.1 million for the comparable period in 1996, an increase of 6.8%. The Company's effective tax rate on investment income was 19.7% for both the first nine months of 1997 and 1996. In the first nine months of 1997, the Company realized $6.6 million in net capital gains as compared with net capital losses of $1.8 million for the same period in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first nine months of 1997 was $6.9 million compared with $4.6 million in 1996, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $7.4 million for the first nine months of 1997 compared with $3.5 million for the same period of 1996) were $29.2 million for the first nine months of 1997 compared with $26.5 million for the same period in 1996, an increase of 10.0%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $26.9 million for the first nine months of 1997 compared with $23.3 million for the same period in 1996, an increase of 15.2%. The increase was the result of higher deferred acquisition costs amortization due to a higher level of core premiums earned, along with higher personnel costs and bank facility fees.

Income before income taxes for the first nine months of 1997 was $100.2 million, up from $74.4 million, or 34.7%, for the same period in 1996.

The Company's effective tax rate for the first nine months of 1997 was 27.5% compared with 25.4% for the same period in 1996.

The weighted average number of shares of common stock outstanding decreased from 30,739,000 during the first nine months of 1996 to 29,920,000 for the nine months ended September 30, 1997. Earnings per share increased to $2.43 for the first nine months of 1997 from $1.81 for the same period in 1996.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at September 30, 1997, net of unsettled security transactions, was $1,365.1 million, compared with the December 31, 1996 balance of $1,139.9 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $14.0 million at December 31, 1996, compared with an unrealized gain position of $34.0 million at September 30, 1997. The increase in invested balances is due to investment of the funds flow from operations and the net proceeds of $100.0 million from the Company's issuance of long-term debt. On September 18, 1997, the Company sold a $130 million issue of 7.375% Senior Quarterly Income Debt Securities due 2097 (Senior QUIDS) callable on or after September 18, 2002. The Company used the proceeds to repay the $30 million of outstanding debt assumed in connection with its 1995 acquisition of Capital Guaranty Corporation, to augment the capital in its insurance company subsidiaries and for general corporate purposes.

The Company has no plans for material capital expenditures within the next twelve months.

Because the operations of the Company are conducted through FSA, the ability of the Company to declare and pay dividends both on a short- and long-term basis will be largely dependent upon FSA's ability to do so and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid no dividends for the nine months ended September 30, 1997. Based upon FSA's statutory statements for the quarter ended September 30, 1997 and considering dividends which can be paid by its subsidiaries, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $52.1 million. In addition, the New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from the Company through December 31, 1998, pursuant to which FSA has repurchased $10.8 million of its shares during the nine months ended September 30, 1997, and a total of $37.8 million between the initiation of the program and September 30, 1997. Share repurchases pursuant to such program may not exceed cumulative statutory net income beginning January 1, 1997.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminster Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the right either to (a) purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (b) direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company is making the economic benefit of 562,200 of these shares available for subscription by certain employees and its board of directors. If the Company were to settle these Forward Shares by directing the Counterparties to sell shares at the Company's September 30, 1997 market price of $46.50, it would receive approximately 392,000 shares, net of the portion allocable to employees and directors.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1997.

            (2) Underwriting Agreement dated September 15, 1997 between the Underwriters listed on Schedule I thereto and the Company.

            (3) Indenture dated as of September 15, 1997 (the "Indenture") between the Company and First Union National Bank, as Trustee.

            (4)   Form of 7.375% Senior Quarterly Income Debt Securities due
                  2097.

            (5) Officers' Certificate pursuant to Section 2.01 and 2.03 of the Indenture.

      (b)   Reports on Form 8-K

            The Company filed a current report on Form 8-K dated September 15, 1997, with the Securities and Exchange Commission on September 19, 1997, which incorporated by reference the documents included as Exhibits thereto into the Registration Statement relating to the Company's 7.375% Senior Quarterly Income Debt Securities due 2097 (Senior QUIDS).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                       By /s/ Jeffrey S. Joseph
                       ---------------------------------------------------------
November 13, 1997                       Jeffrey S. Joseph
                       Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                          Exhibit
-----------                          -------

      1.    Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1997

      2.    Underwriting Agreement dated September 15, 1997 between the
                  Underwriters listed on Schedule I thereto and the Company. (Previously filed as Exhibit 1 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated September 15, 1997 (the "Form 8-K"), and incorporated herein by reference.)

      3.    Indenture dated as of September 15, 1997 (the "Indenture") between the Company and First Union National Bank, as Trustee. (Previously filed as Exhibit 2 to the Form 8-K, and incorporated herein by reference.)

      4.    Form of 7.375% Senior Quarterly Income Debt Securities due 2097.
                  (Previously filed as Exhibit 3 to the Form 8-K, and incorporated herein by reference.)

      5.    Officers' Certificate pursuant to Section 2.01 and 2.03 of the
                  Indenture.