Form 10-K
period 1997-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1998-03-24
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 826-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share       New York Stock Exchange, Inc.
   7.375% Senior Quarterly Income
     Debt Securities Due 2097                New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 11, 1998 was $1,609,291,128 (based upon the closing price of the registrant's shares on the New York Stock Exchange on March 11, 1998, which was $53.875). For purposes of the foregoing, only U S WEST Capital Corporation and Fund American Enterprises Holdings, Inc. were deemed to be affiliates of the registrant.

      At March 11, 1998, there were outstanding 29,870,833 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,107,765 shares of Common Stock owned by a trust on behalf of the Company and excludes 2,405,468 shares of Common Stock actually held in treasury).

Documents Incorporated By Reference

      Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II hereof. Portions of the registrant's definitive Proxy Statement dated March 23, 1998 in connection with the Annual Meeting of Shareholders to be held on May 14, 1998 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.  Business...........................................................   2

Item 2.  Properties.........................................................  23

Item 3.  Legal Proceedings..................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders................  23

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................  24

Item 6.  Selected Financial Data............................................  24

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  24

Item 8.  Financial Statements and Supplementary Data........................  24

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  24

Item 10. Directors and Executive Officers of the Registrant.................  25

Item 11. Executive Compensation.............................................  25

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  25

Item 13. Certain Relationships and Related Transactions.....................  25

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  26

Item 1. Business.

General

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 1997, FSA had gross premiums written of $236.4 million, of which 45% related to insurance of asset-backed obligations and 55% related to insurance of municipal obligations. At December 31, 1997, FSA had net insurance in force of $117.4 billion, of which 69% represented insurance of municipal obligations and 31% represented insurance of asset-backed obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia and Puerto Rico.

      At December 31, 1993, the Company was owned 92.5% by U S WEST Capital Corporation ("U S WEST") and 7.5% by The Tokio Marine and Fire Insurance Co., Ltd. ("Tokio Marine"). The Company completed an initial public offering (the "IPO") of common shares on May 13, 1994, at which time Fund American Enterprises Holdings, Inc. (together with its wholly owned subsidiaries, "Fund American") purchased 2,000,000 shares of the Company's common stock. In connection with the IPO, the Company, U S WEST and Fund American entered into certain agreements providing, among other things, Fund American certain rights to acquire additional shares of the Company from the Company and U S WEST. Pursuant to these agreements, on September 2, 1994, the Company issued to Fund American 2,000,000 shares of Series A non-dividend paying voting convertible preferred stock having a liquidation preference of $700,000. In December 1995, the Company acquired Capital Guaranty Corporation ("Capital Guaranty") in a merger transaction in which Capital Guaranty became a direct wholly owned subsidiary of the Company (the "Merger"). Capital Guaranty, through its wholly owned subsidiary, Capital Guaranty Insurance Corporation ("CGIC"), provided financial guaranty insurance on municipal bonds. In 1997, FSA sold CGIC and all the policies of CGIC were assumed by FSA. At December 31, 1997, voting control of the Company was held 33.2% by U S WEST, 23.9% by Fund American, 6.3% by Tokio Marine and 36.6% by the public and employees. U S WEST has previously announced its intention to dispose of its remaining interest in the Company as part of its strategic plan to withdraw from businesses not directly involved in telecommunications. Most of the Company's shares owned by U S WEST are either subject to stock options held by Fund American or potentially deliverable in satisfaction of DECS (Debt Exchangeable for Common Stock) securities issued in May 1996 by U S WEST, Inc.

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

      FSA wholly owns FSA Insurance Company ("FSAIC"), which in turn wholly owns Financial Security Assurance of Oklahoma, Inc. ("Oklahoma"). FSAIC and Oklahoma provide reinsurance to FSA.

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

Industry Overview

      Financial guaranty insurance written by FSA typically guarantees scheduled payments on an issuer's obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA's underwriting policy is to insure asset-backed and municipal obligations that would otherwise be investment grade without the benefit of FSA's insurance. The asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The municipal obligations insured by FSA consist primarily of general obligation bonds supported by the issuers' taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers' ability to impose and collect fees and charges for public services or specific projects.

      The Company's business objective is to remain a leading insurer of asset-backed obligations and to become a more prominent insurer of municipal obligations. The Company's acquisition of Capital Guaranty in December 1995 increased the Company's presence in the insured municipal bond sector. The Company believes that the demand for its financial guaranty insurance will grow over the long term in response to anticipated growth in insured asset-backed and municipal obligations. The Company expects continued growth in the insurance of asset-backed obligations, due in part to the continued expansion of asset securitization outside of the residential mortgage sector. In the long term, the Company also expects continued growth in the insurance of municipal obligations, due in part to increased issuance of municipal bonds to finance repairs and improvements to the nation's infrastructure and increased municipal bond purchases by individuals who generally purchase insured obligations. In addition, the percentage of new domestic municipal bond volume which is insured has increased each year since 1986, to 49% for the year ending 1997 according to published sources. Financial guaranty insurance has also begun to be applied to obligations of municipal issuers located outside of the United States.

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

      The following table sets forth certain industry information relating to selected asset-backed obligations for the periods indicated:

                          New Asset-Backed Obligations

            Volume of                           Combined
          Private-Label    Volume of Other       Volume      Asset-Backed Volume
           Residential         Public              of        Insured by Monoline
             Mortgage       Asset-Backed      Asset-Backed        Insurance
          Obligations(1)   Obligations(2)    Obligations(3)     Companies(4)
          --------------   ---------------   --------------  -------------------
                                (dollars in billions)
1991.....     $49.3            $ 50.6            $ 99.9           $  9.8
1992.....      89.5              51.1             140.6             10.3
1993.....      98.5              61.0             159.5             21.4
1994.....      63.2              75.5             138.7             24.7
1995.....      37.0             108.0             145.0             44.7
1996.....      38.4             151.1             189.5             74.5
1997.....      63.5             176.0             239.5             N/A(5)

----------
(1) Information is from Inside Mortgage Securities, January 8, 1993, January 14, 1994, January 20, 1995, February 2, 1996, Inside MBS & ABS, February 14, 1997 and January 16, 1998 and includes all U.S. public and rated private residential first mortgage-backed transactions, except obligations issued or guaranteed by government related entities.
(2) Information is from Asset Sales Report, January 18, 1993, January 25, 1993, January 10, 1994, January 9, 1995, January 22, 1996, January 27,
      1997 and January 5, 1998 and includes all U.S. public asset-backed obligations (other than commercial paper transactions) backed by consumer receivables (including home equity loans), pooled corporate obligations and commercial mortgages.
(3) Combined volume excludes both (i) private placement non-residential asset-backed obligations and (ii) asset-backed commercial paper.
(4) Information for 1991 through 1992 is based on data provided in the Association of Financial Guaranty Insurors (AFGI), Report of Combined Financial Results and New Business Written for the period ended December 31, 1992. Information for 1993 is based on data provided in the AFGI, Annual Report 1993. Information for 1994, 1995 and 1996 is based upon AFGI reporting for those years.
(5)   Not available.

      The issuance of asset-backed obligations of the type included in the table experienced substantial growth in each year over the 1991 to 1997 period, with the exception of 1994. The combined volume of such asset-backed obligations grew from $99.9 billion in 1991 to $239.5 billion in 1997.

      During 1991, credit card obligations were the largest single component of public, non-residential asset-backed obligations. Automobile loans were the largest component in 1992 and 1993. Credit card obligations were the largest component in 1994, 1995 and 1996. Home equity loans were the largest component in 1997.

      The par value of new asset-backed obligations insured by monoline financial guaranty insurance companies rose in every year from 1991 through 1996.

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

      Residential mortgage-backed issuance declined in 1994 because interest rates rose, causing a reduction in mortgage loan refinancings and therefore in the amount of new loan originations available for securitization. The decline continued in 1995, as interest rates stabilized, and ended in 1996. In addition, a substantial amount of residential first mortgage loans were securitized in the home equity loan sector of the asset-backed market in 1996 and 1997.

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

      Insurance of municipal obligations represents the largest portion of the financial guaranty insurance business. Since the early 1980s, insured municipal obligation volume has grown substantially in terms of insurance in force, the number of municipalities issuing insured obligations and the types of municipal obligations that are insured. The percentage of municipal obligations insured has also increased substantially. From 1988 to 1993, municipal issuance increased each year. The low market interest rates which prevailed during 1993 resulted in record levels of new issuances and refundings of municipal bonds. As expected, these record levels of issuances and refundings were not sustained when interest rates increased. Consequently, the volume of issuances and refundings of municipal bonds, and opportunities to write insurance for such bonds, fell significantly in 1994 and modestly in 1995. Both total issuance and refundings increased in 1996 and 1997, primarily because of lower interest rates.

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                                 New Insured
                                                                    Volume
                                New               New             as Percent
Year                        Total Volume    Insured Volume   of New Total Volume
----                        ------------    --------------   -------------------
                                 (dollars in billions)
1988 .....................    $ 117.3          $ 27.1                23.1%
1989 .....................      125.0            31.1                24.9
1990 .....................      127.8            33.5                26.2
1991 .....................      172.4            51.9                30.1
1992 .....................      234.7            80.8                34.4
1993 .....................      292.2           107.9                36.9
1994 .....................      164.9            61.4                37.2
1995 .....................      160.1            68.5                42.8
1996 .....................      185.0            85.7                46.3
1997 .....................      220.5           107.3                48.7

----------
(1) Information is based on data provided in The Bond Buyer, January 8, 1998. Volume is expressed on the basis of principal value insured.

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

      In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS(R)) Program provides insurance for uninsured asset-backed obligations trading in the secondary market. TAGSS-insured securities include mortgage-backed securities and utility first mortgage bonds. FSA's Custody Receipt Program provides insurance for uninsured municipal obligations trading in the secondary market. The insurance of obligations outstanding in the secondary market generally affords a wider secondary market and therefore greater marketability to a given issue of previously issued obligations. FSA's underwriting guidelines require it to apply the same underwriting standards on secondary market issues that it does on new security issues, although the evaluation procedures are typically abbreviated.

      FSA also writes portfolio insurance for securities held by investment funds, such as unit investment trusts and mutual funds. Such insurance covers securities either while they are held by the fund or to their maturity, whether or not held by the fund.

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 1997 and 1996 with respect to each type of asset-backed and municipal program:

            Net Par Amount and Percentage Outstanding by Program Type

                                            December 31, 1997
                           -----------------------------------------------------
                             Asset-Backed Programs         Municipal Programs
                           --------------------------  -------------------------
                                         Percent of                 Percent of
                                         Total Net                  Total Net
                               Net          Par          Net           Par
                            Par Amount     Amount     Par Amount      Amount
                           Outstanding  Outstanding  Outstanding   Outstanding
                           -----------  -----------  -----------   -----------
                                           (dollars in millions)
New Issue ................   $26,989         95.5%       $39,976         87.6%
Secondary Market .........     1,244          4.4          5,652         12.4
Portfolio Insurance ......        26          0.1           --            0.0
                             -------        -----        -------        -----
     Total ...............   $28,259(1)     100.0%       $45,628(2)     100.0%
                             =======        =====        =======        =====


                                            December 31, 1996
                           -----------------------------------------------------
                             Asset-Backed Programs         Municipal Programs
                           --------------------------  -------------------------
                                         Percent of                 Percent of
                                         Total Net                  Total Net
                               Net          Par          Net           Par
                            Par Amount     Amount     Par Amount      Amount
                           Outstanding  Outstanding  Outstanding   Outstanding
                           -----------  -----------  -----------   -----------
                                           (dollars in millions)
New Issue ................   $21,455         93.7%       $29,390         85.5%
Secondary Market .........     1,417          6.2          4,986         14.5
Portfolio Insurance ......        26          0.1             13          0.0
                             -------        -----        -------        -----
     Total ...............   $22,898(1)     100.0%       $34,389(2)     100.0%
                             =======        =====        =======        =====

----------
(1) Excludes $231 million and $302 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1997 and 1996, respectively.
(2) Excludes $1,361 million and $1,605 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1997 and 1996, respectively.

Insurance in Force

      FSA has insured a variety of asset-backed obligations, including obligations backed by residential mortgages, consumer receivables, corporate bonds, bank loans, government debt and commercial mortgages. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds.

      FSA ceased writing insurance for commercial mortgage transactions in 1990. In December 1993, the Company took certain steps (the "Restructuring") to reduce its risk of loss from commercial mortgage transactions previously insured by FSA and its subsidiaries. As part of the Restructuring, (i) the Company established Commercial Reinsurance Company ("Commercial Re"), a special purpose reinsurance company; (ii) the Company distributed all the outstanding shares of Commercial Re to the existing shareholders of the Company in proportion to their ownership interests in the Company at the time; and (iii) Commercial Re assumed approximately 64.4% of the exposure of FSA and its subsidiaries, on a weighted average basis, on commercial mortgage transactions previously insured by FSA and its subsidiaries.

      FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 1997, FSA and its subsidiaries had in force 583 issues insuring approximately $38.4 billion in gross direct par amount outstanding of asset-backed obligations and 3,568 issues insuring approximately $60.0 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 1997, FSA had assumed pursuant to certain reinsurance contracts approximately $0.2 billion and $1.4 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $100.0 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $24.5 billion, was approximately $75.5 billion. At December 31, 1997, the weighted average life of the direct principal insured on these policies was approximately four and thirteen years, respectively, for asset-backed and municipal obligations.

Asset-Backed Obligations

      FSA's insured portfolio of asset-backed obligations is divided into seven major categories:

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

      Government Securities. Obligations primarily backed by government securities include insured investment funds that invest in government securities and insured bonds backed by letters of credit or repurchase agreements collateralized by government securities. Government securities include full faith and credit obligations of the United States and obligations of public and quasi-public agencies of the United States, such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), as well as obligations of non-U.S. sovereigns.

      Pooled Corporate Obligations. Obligations primarily backed by pooled corporate obligations include obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations" and "collateralized loan obligations". Corporate obligations include corporate bonds, bank loan participations, trade receivables and equity securities.

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

      Commercial Mortgage Portfolio. FSA ceased writing insurance in this sector in 1990 and as part of the Restructuring obtained reinsurance from Commercial Re relating to risk of loss in this sector. Obligations backed by commercial mortgages are divided into commercial real estate and corporate secured obligations. Commercial real estate obligations are primarily backed by commercial real estate, including hotel properties, office buildings and warehouses and consist of pay-through bonds, pass-through certificates and more structured products, with credit protection provided by property cash flow, property values, first loss letters of credit, cash reserves and other means. Corporate secured obligations generally take the form of bond obligations secured by mortgages on properties leased to one or more affiliated corporate tenants, in which the obligations are secured primarily by the lease cash flow and secondarily by the value of the mortgaged properties.

      Other Asset-Backed Obligations. Other asset-backed obligations insured by FSA include bonds or other securities backed by a combination of assets that include elements of more than one of the categories set forth above.

Municipal Obligations

      FSA's insured portfolio of municipal obligations is divided into seven major categories:

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

      Other Municipal Bonds. Other municipal bonds insured by FSA include college and university revenue bonds, moral obligation bonds, resource recovery bonds and debt issued, guarantied or otherwise supported by the national or local governments of Australia, Denmark, Finland, France, Italy, Spain and Sweden.

      A summary of FSA's insured portfolio at December 31, 1997 is shown below:

                Summary of Insured Portfolio at December 31, 1997

                                                                                Percent
                                          Number of     Net Par        Net      of Net
                                          Issues In      Amount      Par and    Par and
                                            Force     Outstanding   Interest    Interest
                                          ---------   -----------   --------    --------
                                                 (dollars in millions)
Asset-backed obligations
   Residential mortgages .............        305      $ 12,928     $ 17,312      14.7%
   Consumer receivables ..............        167        10,660       11,633       9.9
   Government securities .............         25           787        1,285       1.1
   Pooled corporate obligations ......         24         3,004        3,641       3.1
   Investor-owned utility obligations          44           643        1,573       1.3
   Commercial mortgage portfolio .....         10           153          189       0.2
   Other asset-backed obligations ....          8           315          470       0.4
                                         --------      --------     --------   -------
     Total asset-backed obligations ..        583        28,490       36,103      30.7
                                         --------      --------     --------   -------
Municipal obligations
   General obligation bonds ..........      2,020        17,101       27,332      23.3
   Housing revenue bonds .............        230         1,770        3,776       3.2
   Municipal utility revenue bonds ...        352         5,892       10,369       8.8
   Health care revenue bonds .........        113         3,924        7,165       6.1
   Tax-supported (non-general
     obligation) bonds ...............        480        11,210       20,142      17.2
   Transportation revenue bonds ......         45         1,972        3,767       3.2
   Other municipal bonds .............        328         5,120        8,775       7.5
                                         --------      --------     --------   -------
     Total municipal obligations .....      3,568        46,989       81,326      69.3
                                         --------      --------     --------   -------
         Total .......................      4,151      $ 75,479     $117,429     100.0%
                                         ========      ========     ========   =======

Obligation Type

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 Annual New Business Insured by Obligation Type

                                                     Year Ended December 31,
                                                --------------------------------
       Obligation Type                          1997   1996   1995   1994   1993
       ---------------                          ----   ----   ----   ----   ----
Asset-backed obligations
   Residential mortgages ....................    19%    29%    26%    25%    14%
   Consumer receivables .....................    24     25     29     23     12
   Government securities ....................     2      1      0      0      0
   Pooled corporate obligations .............    10      1     10      4      1
   Commercial mortgage portfolio ............     0      0      0      0      0
   Investor-owned utility obligations .......     0      0      0      2      3
   Other asset-backed obligations ...........     0      2      1      2      3
                                                ---    ---    ---    ---    ---
     Total asset-backed obligations .........    55     58     66     56     33
Municipal obligations
   General obligations bonds ................    18     20     11     12     14
   Housing revenue bonds ....................     1      1      2      1      3
   Municipal utility revenue bonds ..........     2      4      4      8     10
   Health care revenue bonds ................     4      2      3      4      7
   Tax-supported (non-general
     obligation) bonds ......................    10      9      6     11     17
   Transportation revenue bonds .............     2      1      6      1      3
   Other municipal bonds ....................     8      5      2      7     13
                                                ---    ---    ---    ---    ---
     Total municipal obligations ............    45     42     34     44     67
                                                ---    ---    ---    ---    ---
         Total ..............................   100%   100%   100%   100%   100%
                                                ===    ===    ===    ===    ===

Terms to Maturity

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 1997 and 1996:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                    December 31, 1997         December 31, 1996
                                  ---------------------     --------------------
                                                (in millions)
       Estimated                  Asset-                    Asset-
    Term to Maturity              Backed      Municipal     Backed     Municipal
    ----------------              ------      ---------     ------     ---------
0 to 5 Years ...............      $ 7,553      $ 2,230      $ 7,424     $ 1,571
5 to 10 Years ..............        5,637        5,683        3,920       3,841
10 to 15 Years .............        2,858        8,257        1,461       6,272
15 to 20 Years .............          524       14,340          714      11,433
20 Years and Above .........       11,917       16,479        9,681      12,877
                                  =======      =======      =======     =======
   Total ...................      $28,489      $46,989      $23,200     $35,994
                                  =======      =======      =======     =======

----------
(1) Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Issue Size

      The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 1997:

                                  Asset-Backed
                      Original Net Par Amount Per Issue(1)

                                                                      Percent of
                                            Percent of                  Total
                                              Total       Net Par      Net Par
       Original                   Number      Number       Amount       Amount
    Net Par Amount             of Policies  of Issues   Outstanding  Outstanding
    --------------             -----------  ----------  -----------  -----------
                                            (dollars in millions)
Less than $10 million .....          463       40.0%      $   690        2.4%
$10 to $25 million ........          141       12.2         1,316        4.7
$25 to $50 million ........          142       12.3         1,930        6.8
$50 million or greater ....          410       35.5        24,323       86.1
                                 -------      -----       -------      -----
   Total ..................        1,156      100.0%      $28,259      100.0%
                                 =======      =====       =======      =====

----------
(1) Does not include $231 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                                    Municipal
                      Original Net Par Amount Per Issue(1)

                                                                      Percent of
                                            Percent of                  Total
                                              Total       Net Par      Net Par
       Original                   Number      Number       Amount       Amount
    Net Par Amount             of Policies  Of Issues   Outstanding  Outstanding
    --------------             -----------  ----------  -----------  -----------
                                            (dollars in millions)
Less than $10 million .....        5,000       76.9%      $13,115       28.7%
$10 to $25 million ........          893       13.7         9,525       20.9
$25 to $50 million ........          320        4.9         7,172       15.7
$50 million or greater ....          294        4.5        15,816       34.7
                                 -------      -----       -------      -----
   Total ..................        6,507      100.0%      $45,628      100.0%
                                 =======      =====       =======      =====

----------
(1) Does not include $1,361 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

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

                                    Municipal
                        Insured Portfolio by Jurisdiction
                              at December 31, 1997

                                                                Percent of Total
                                                   Net Par        Municipal Net
                                     Number         Amount         Par Amount
              Jurisdiction         of Issues     Outstanding       Outstanding
              ------------         ---------     -----------       -----------
                                             (dollars in millions)
California.......................      403          $7,832           16.7%
New York.........................      281           4,307            9.2
Pennsylvania.....................      231           3,125            6.6
New Jersey.......................      207           2,730            5.8
Florida..........................      103           2,669            5.7
Texas............................      294           2,472            5.3
Illinois.........................      274           1,851            3.9
Massachusetts....................      101           1,460            3.1
Michigan.........................      147           1,417            3.0
Minnesota........................      129           1,152            2.5
Wisconsin........................      179           1,138            2.4
All other states.................    1,190          15,575           33.1
Non-U.S..........................       29           1,261            2.7
                                     -----         -------          -----
     Total.......................    3,568         $46,989          100.0%
                                     =====         =======          =====

Issuer Concentration

      FSA has adopted underwriting and exposure management policies designed to limit the net insurance in force for any one credit. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 1997, insurance of asset-backed obligations constituted 30.7% of FSA's net insurance in force and insurance of municipal obligations constituted 69.3% of FSA's net insurance in force. At such date, FSA's ten largest net insured asset-backed transactions represented $5.0 billion, or 6.7%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $3.4 billion, or 4.5%, of its total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. FSA is also subject to certain regulatory limits and rating agency guidelines on exposure to single credits.

      The following tables set forth the net par amount outstanding of FSA's insurance for the ten largest asset-backed transactions and municipal credits insured by FSA at December 31, 1997:

       Ten Largest Insured Asset-Backed Transactions at December 31, 1997

                                                                      Net Par
                                                                      Amount
          Transaction                           Asset Type          Outstanding
          -----------                           ----------          -----------
                                                                   (in millions)

IMC 1997-7 ..............................  Residential Mortgages     $  656.2
Merit Securities Corp. Series 8 .........  Residential Mortgages        559.4
IMC Home Equity 1997- 6 .................  Residential Mortgages        539.2
Arcadia Auto Receivable Trust 1997 ......  Consumer Receivables         521.2
Archimedes Funding LLC ..................  Pooled Corporate             476.5
WFS Financial 1997-C ....................  Consumer Receivables         474.5
PAMCO CLO Series 1997-1 .................  Pooled Corporate             470.5
Arcadia Auto Receivable Trust 1997 D ....  Consumer Receivables         464.6
CICB - Household Credit Cards ...........  Consumer Receivables         441.6
SERAIL P.L.C ............................  Pooled Corporate             430.8
                                                                     --------
     Total ..............................                            $5,034.5
                                                                     ========

           Ten Largest Insured Municipal Credits at December 31, 1997

                                                                      Net Par
                                                                      Amount
               Credit                      Obligation Type          Outstanding
               ------                      ---------------          -----------
                                                                   (in millions)
Washington State Public Power Supply
  System.................................  Utility Revenue           $  399.6
New York State Dormitory Agency .........  Tax-Supported                389.7
New York City ...........................  General Obligation           368.4
Puerto Rico Municipal Finance Agency ....  Other Obligation             355.3
New York City Municipal Water Finance
  Authority..............................  Utility Revenue              332.2
State of California .....................  General Obligation           323.0
Southern California Public Power
  Authority..............................  Utility Revenue              317.0
State of New Jersey Pension Obligations .  Tax Supported                313.8
Commonwealth of Puerto Rico .............  General Obligation           305.7
Puerto Rico Electric Power Authority ....  Utility Revenue              283.7
                                                                     --------
     Total ..............................                            $3,388.4
                                                                     ========

Credit Underwriting Guidelines, Standards and Procedures

      Financial guaranty insurance, as written by FSA, relies on an assessment of the adequacy of various payment sources to meet debt service payments or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. To this end, each policy written or reinsured by FSA must meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee which periodically reviews completed transactions to ensure conformity with underwriting guidelines and standards.

      FSA's underwriting guidelines for asset-backed obligations are built on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," or reserves) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization or third-party protection may not, however, be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of asset-backed insured obligations rather than providing partial or first loss coverage sufficient to convey a triple-A rating on the insured obligations.

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

      The underwriting process that implements these underwriting guidelines and standards is supported by its professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management is required for all transactions.

      Each underwriting group in the Financial Guaranty Department has a senior underwriting officer responsible for confirming that each transaction proposed by the Financial Guaranty Department conforms to the underwriting guidelines and standards. The evaluation by the senior underwriting officer is reviewed by the chief underwriting officer for the particular sector. This review may take place while the transaction is in its formative stages, thus facilitating the introduction of further enhancements at a stage when the transaction is more receptive to change.

      Final transaction approval is obtained from FSA's Management Review Committee for asset-backed transactions and from FSA's Municipal Underwriting Committee for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The Management Review Committee is comprised of FSA's Chief Executive Officer, President, Chief Operating Officer, Chief Underwriting Officer, Chief International Underwriting Officer and General Counsel. The Municipal Underwriting Committee is comprised of FSA's Chief Executive Officer, President, Chief Municipal Underwriting Officer, an Associate General Counsel for Municipal Transactions and the Managing Director for Municipal Surveillance. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Subject to applicable limits, secondary market and partial maturity asset-backed transactions that meet certain credit and return criteria may be approved by the Chief Underwriting Officer and the head of the department involved, with a third signature from a member of the Management Review Committee for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee composed of the Chief Municipal Underwriting Officer or the Head of Municipal Surveillance, an Associate General Counsel for Municipal Transactions and any one of certain designated managing directors of the Municipal Department.

Corporate Underwriting and Research

      FSA's Corporate Underwriting and Research Department is comprised of a professional staff under the direction of the Chief Underwriting Officer. The Corporate Underwriting and Research Department is responsible for evaluating the credit of entities participating or providing recourse in obligations insured by FSA. The Corporate Underwriting and Research Department also provides analysis of relevant industry segments. Members of the Corporate Underwriting and Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

      The Transaction Oversight and Transaction Services Departments are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. The Transaction Services Department, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the Transaction Oversight and Transaction Services Departments report to an Oversight Committee comprised of the Chairman, the President, the General Counsel, the Chief Underwriting Officer and the Chief Financial Officer. The Transaction Oversight Departments review each insured transaction to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight and Transaction Services Departments work together with the Legal Department and the Corporate Underwriting and Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

Legal

      FSA's Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by FSA. Members of the Legal Department serve on the Management Review Committee and the Municipal Underwriting Committee, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the Financial Guaranty Department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by FSA are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by FSA are ordinarily executed without employment of outside counsel. The Legal Department works closely with the Transaction Oversight and Transaction Services Departments in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by FSA. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters.

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

      In addition to the case basis reserves, FSA maintains a general reserve in order to account for unidentified risks inherent in its overall portfolio. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount was calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at a risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA will, on an ongoing basis, monitor the general reserve and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written or from replenishing amounts applied against new case basis reserves will result in a charge to earnings at that time. Amounts released from the general reserve as a result of the runoff of existing net insurance in force may be applied against additions to the general reserve required for new business written.

      FSA maintains reserves in an amount believed by its management to be sufficient to pay its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured. At December 31, 1997 and 1996, FSA's net loss reserves totaled $44.8 million and $42.2 million, respectively. During 1995, the Company increased its general reserve by $6.3 million, of which $3.0 million was for originations of new business and $3.3 million was to reestablish the general reserve following transfers from the general reserve to case basis reserves. During 1995, the Company transferred $10.8 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage and timeshare receivables transactions. Also in December 1995, FSA recognized a one-time increase of $15.4 million to the general reserve to provide for the insured portfolio it had assumed in the Merger in a manner consistent with the Company's reserving methodology. Prior to the Merger, Capital Guaranty did not maintain a general reserve. The general reserve was $31.8 million at December 31, 1995. During 1996, the Company increased its general reserve by $6.9 million, of which $5.3 million was for new business originations and $1.6 million was to reestablish the general reserve for transfers from the general reserves to case basis reserves. During 1996, the Company transferred $9.0 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The general reserve was $29.7 million at December 31, 1996. During 1997, the Company increased its general reserve by $9.2 million, of which $5.4 million was for new business originations and $3.8 million was to reestablish the general reserve for transfers from the general reserves to case basis reserves. During 1997, the Company transferred $4.5 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The general reserve was $34.3 million at December 31, 1997.

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates. The amount of discount taken was approximately $19.8 million and $17.9 million at December 31, 1997 and 1996, respectively.

      Since reserves are necessarily based on estimates and because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty insurance industry generally to establish a meaningful statistical base, there can be no assurance that the case basis reserves or the general reserve will be adequate to cover losses in FSA's insured portfolio.

Competition and Industry Concentration

      FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed and municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline primary financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corp. ("MBIA"). There has recently been further consolidation in the financial guaranty industry, with Capital Markets Assurance Corp. being acquired by MBIA and Connie Lee Insurance Company being acquired by Ambac. As a result of this consolidation, FSA is now the smallest of the major primary financial guaranty insurers in terms of statutory capital. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of triple-A rated banks that can offer a product directly competitive with FSA's triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. In addition, government sponsored entities, including FNMA and Freddie Mac, have begun to compete with the monoline financial guaranty insurers in the mortgage-backed and multifamily sectors.

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

      FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance, refunded bonds secured by United States government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting principles, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting principles. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated:

                                                          December 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                   ----       ----       ----
                                                      (dollars in millions)
Financial guaranty primary insurers,
 excluding FSA(1)
  Leverage ratio ..............................    N/A(2)      151:1      146:1

FSA
  Gross insurance in force ....................  $158,020   $125,423   $ 99,034
  Net insurance in force ......................  $117,429   $ 93,704   $ 75,360
  Qualified statutory capital .................  $    782   $    676   $    645
  Leverage ratio ..............................     150:1      139:1      117:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are Ambac, Capital Guaranty Insurance Company (1995 only), Capital Markets Assurance Corporation, Connie Lee Insurance Company, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 1996 and 1995.
(2)   Not available

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

Reinsurance Ceded

      FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate risk and a single risk basis, meet state insurance regulatory, rating agency and internal limits, diversify risks, reduce the need for additional capital and strengthen financial ratios. At December 31, 1997, FSA had reinsured approximately 25.0% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share basis, with a small portion being provided on a first loss or excess of loss per risk basis. Reinsurance arrangements typically require FSA to retain a specified amount of the risk.

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

      In 1997, FSA's principal ceded reinsurance program consisted of two quota share treaties. One treaty (the "asset-backed treaty") covered all of FSA's approved regular lines of business, except municipal bond insurance. In 1997, FSA ceded 9.75% of each covered policy under this treaty, up to a maximum of $19.5 million insured principal per single risk. At its sole option, FSA was entitled to increase the ceding percentage to 19.5% up to $39 million insured principal per single risk which is defined by revenue source. A second treaty (the "municipal treaty") covered FSA's municipal bond insurance business. In 1997, FSA ceded 9% of each covered policy under this treaty that is classified by FSA as providing municipal bond insurance as defined by Article 69 of the insurance laws of New York up to a limit of $24 million insured principal per single risk. At its sole option, FSA was entitled to increase the ceding percentage to 35% up to $93.3 million insured principal per single risk. These cession percentages under both treaties were reduced on smaller-sized transactions. Under the three automatic facultative facilities in 1997, FSA at its option could allocate up to a specified amount for each reinsurer (ranging from $4 million to $50 million depending on the reinsurer) for each transaction, subject to limits and exclusions, in exchange for which FSA agreed to cede in the aggregate a specified percentage of gross par insured by FSA. Each of the two treaties and automatic facultative facilities allows FSA to withhold a ceding commission to defray their expenses. In 1997, FSA also implemented facultative first-loss reinsurance on selected asset-backed transactions.

      Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is therefore evaluated carefully by FSA, and FSA's reinsurance is placed with high quality and financially strong reinsurers. FSA's treaty reinsurers at December 31, 1997 were Capital Reinsurance Company, Employers Reinsurance Company, Enhance Reinsurance Company and Tokio Marine. In 1997, four reinsurers participated in the asset-backed treaty and three reinsurers participated in the municipal treaty.

      FSA, FSAIC and Oklahoma have entered into a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, FSA, FSAIC and Oklahoma share in the net retained risk insured by each of these three companies in proportion to their policyholders' surplus and contingency reserve as of December 31 of the prior year (with the percentages adjusted commencing April 1 of each year) through September 30, 1996 and each calendar quarter thereafter. For the quarter commencing October 1, 1997, FSA retained 65.89%,

FSAIC retained 23.36% and Oklahoma retained 10.75% of each policy issued by these companies after cessions to all other reinsurers. FSA-UK and FSA have entered into a quota share and stop loss reinsurance agreement pursuant to which
(i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the policyholders' surplus and contingency reserve of FSA-UK to the total policyholders' surplus and contingency reserves of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's loss ratio and expense exceeds 100%. Under this agreement, FSA-UK ceded to FSA 98.090% of its retention after other reinsurance of its policies issued in 1997.

      In connection with the Restructuring, FSA is party to a quota share reinsurance agreement with Commercial Re pursuant to which Commercial Re assumed approximately 64.4% of FSA's exposure, on a weighted average basis, on transactions in FSA's commercial mortgage portfolio.

Rating Agencies

      Moody's , S&P and Fitch IBCA, Inc. periodically review the business and financial condition of FSA and other companies providing financial guaranty insurance. These rating agency reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to meet the capital adequacy criteria considered necessary by the particular rating agency to maintain FSA's triple-A claims-paying ability rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General

      FSA is licensed to engage in insurance business in all 50 states, the District of Columbia and Puerto Rico. FSA is subject to the insurance laws of the State of New York ("New York Insurance Law"), and both FSA's domestic operating insurance company subsidiaries, FSAIC and Oklahoma, are subject to the insurance laws of the State of Oklahoma which is their state of incorporation. Each is also subject to the insurance laws of the other states in which it is licensed to transact an insurance business. Each of FSA and its domestic insurance company subsidiaries are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 1995 for the period ended December 31,
1994) and other state insurance regulatory authorities.

Insurance Holding Company Laws

      The Company and its domestic operating insurance company subsidiaries (FSA, FSAIC and Oklahoma) are subject to regulation under insurance holding company statutes of New York and Oklahoma, where these respective insurers are domiciled, as well as other jurisdictions where these companies are licensed to do insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets and of transactions between insurance companies and their affiliates. The holding company statutes generally require that all transactions with affiliates be fair and reasonable and that those exceeding specified limits require prior notice to or approval by insurance regulators.

      Under the insurance holding company laws in effect in New York and Oklahoma, any acquisition of control of the Company, and thereby indirect control of FSA, FSAIC and Oklahoma, requires the prior approval of the New York Superintendent and the Oklahoma Insurance Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that "control" in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

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

Dividend Restrictions

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid no dividends during 1997. Based upon FSA's statutory statements for the quarter ended December 31, 1997, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $49.8 million. The New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from its parent, pursuant to which FSA has repurchased $66.5 million of its shares through December 31, 1997, including $39.5 million during 1997.

Financial Guaranty Insurance Regulation in Other Jurisdictions

      FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

      The United Kingdom's Department of Trade and Industry (the "DTI") regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has since been authorized to provide financial guaranty insurance for transactions in France and Ireland from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required.

Investment Portfolio

      FSA manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity and, within these constraints, obtaining a high long-term total return. FSA's investment portfolio is managed in part by its affiliate, FSA Portfolio Management, and in part by unaffiliated investment managers. The Company's investment strategy is to emphasize total return rather than current income. To accomplish its objectives, the Company has established guidelines for eligible investments by FSA, requiring that each individual investment must be rated at least "single A" at acquisition and the overall portfolio must be rated "double A" on average. Investments falling below the minimum quality level are disposed of at such time as management shall deem appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. The Company has also invested in an equity fund and a portfolio of convertible debt securities. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

      The weighted average maturity of the Company's investment portfolio at December 31, 1997 was approximately 12.6 years. The Company's current investment strategy is to invest in quality readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

      The following tables set forth certain information concerning the investment portfolio of the Company:

                         Investment Portfolio by Rating
                             at December 31, 1997(1)

                                                   Percent of
                                                   Investment
                   Rating                          Portfolio
                   --------------------            ----------
                   AAA(2)..............               69.1%
                   AA  ................               16.0
                   A   ................               11.5
                   BBB ................                1.1
                   Other...............                2.3
                                                     -----
                                                     100.0%
                                                     =====

----------
(1) Ratings are for the fixed income portfolio (96.3% of the entire investment portfolio as of December 31, 1997) and are based on the higher of Moody's or S&P ratings available at December 31, 1997.
(2) Includes U.S. Treasury and agency obligations, which comprised 9.2% of the total portfolio at December 31, 1997.

                             Summary of Investments

                                                             December 31,
                                    -------------------------------------------------------------
                                            1997                 1996                 1995
                                    -------------------  -------------------  -------------------
                                               Weighted             Weighted             Weighted
                                    Amortized   Average  Amortized  Average   Amortized  Average
      Investment Category              Cost    Yield(1)     Cost    Yield(1)     Cost    Yield(1)
      -------------------           ---------  --------  ---------  --------  ---------  --------
                                                         (dollars in thousands)
Long-term investments:
     Taxable bonds ..............   $  453,437   6.52%   $  396,586   6.76%   $  383,790   7.00%
     Tax-exempt bonds ...........      777,042   5.58       661,831   5.70       643,624   5.62
                                    ----------           ----------           ----------
      Total long-term investments    1,230,479   5.92     1,058,417   6.09     1,027,414   6.13
Short-term investments(2) .......      110,308   6.22        56,733   5.43        14,567   5.97
                                    ----------           ----------           ----------
      Total investments(3) ......   $1,340,787   5.95%   $1,115,150   6.06%   $1,041,981   6.13%
                                    ==========           ==========           ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $22.6 million, $16.9 million and $38.1 million, respectively.
(3) Excludes stocks at cost of $29.4 million, $8.3 million and $0, respectively.

                      Investment Portfolio by Security Type

                                                             December 31,
                                    -------------------------------------------------------------
                                            1997                 1996                 1995
                                    -------------------  -------------------  -------------------
                                               Weighted             Weighted             Weighted
                                    Amortized   Average  Amortized  Average   Amortized  Average
      Investment Category              Cost    Yield(1)     Cost    Yield(1)     Cost    Yield(1)
      -------------------           ---------  --------  ---------  --------  ---------  --------
                                                         (dollars in thousands)
U.S. government securities ......   $  122,817   6.20%   $   55,619   6.63%   $   45,139   6.27%
Mortgage-backed securities ......      195,567   6.62       177,818   6.88       265,213   7.15
Municipal bonds .................      777,042   5.58       661,831   5.70       643,624   5.62
Asset-backed securities .........       20,961   6.69        71,370   6.82        43,493   6.83
Corporate securities ............       66,014   5.72        76,760   6.55         1,254   6.86
Foreign securities ..............       48,078   7.62        15,019   6.50        28,691   7.04
                                    ----------           ----------           ----------
     Total fixed maturities .....    1,230,479   5.92     1,058,417   6.09     1,027,414   6.13
Short-term investments(2) .......      110,308   6.22        56,733   5.43        14,567   5.97
                                    ----------           ----------           ----------
     Total investments(3) .......   $1,340,787   5.95%   $1,115,150   6.06%   $1,041,981   6.13%
                                    ==========           ==========           ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $22.6 million, $16.9 million and $38.1 million, respectively.
(3)   Excludes stocks of $29.4 million, $8.3 million and $0, respectively.

                     Distribution of Investments by Maturity

                                                             December 31,
                               ---------------------------------------------------------------------------
                                        1997                      1996                      1995
                               -----------------------   -----------------------   -----------------------
                                            Estimated                 Estimated                 Estimated
                               Amortized      Market     Amortized      Market     Amortized      Market
  Investment Category             Cost        Value         Cost        Value        Cost         Value
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                            (in thousands)
Due in one year or less(1) .   $  114,317   $  114,315   $   95,038   $   95,359   $   17,343   $   17,345
Due after one year through
  five years ...............       70,283       70,007       57,531       57,712       26,036       26,375
Due after five years through
  ten years ................      208,986      208,170      105,495      105,848      157,161      162,573
Due after ten years ........      730,673      766,912      607,898      620,031      532,735      551,239
Mortgage-backed securities .      195,567      197,753      177,818      178,344      265,213      271,087
Asset-backed securities ....       20,961       21,309       71,370       71,878       43,493       44,024
                               ----------   ----------   ----------   ----------   ----------   ----------
     Total investments(2) ..   $1,340,787   $1,378,466   $1,115,150   $1,129,172   $1,041,981   $1,072,643
                               ==========   ==========   ==========   ==========   ==========   ==========

----------
(1) Includes short-term investments in the amount of $110.3 million, $56.7 million and $14.6 million at December 31, 1997, 1996 and 1995, respectively, but excludes cash equivalents of $22.6 million, $16.9 million, and $38.1 million, respectively.
(2)   Excludes stocks of $29.4 million, $8.3 million and $0, respectively.

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                      December 31, 1997
                                              ----------------------------------
                                                         Amortized   Estimated
         Investment Category                  Par Value     Cost    Market Value
         -------------------                  ---------     ----    ------------
                                                       (in thousands)
Pass-through securities--U.S. Government
  agency ...................................   $145,087   $145,915   $147,575
CMO's--U.S. Government agency ..............     17,934     17,961     18,116
CMO's--non-agency ..........................     31,625     31,691     32,062
                                               --------   --------   --------
     Total mortgage-backed securities ......   $194,646   $195,567   $197,753
                                               ========   ========   ========

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

      At December 31, 1997, the Company held sequential pay CMO tranches and Planned Amortization Classes (PAC) of CMO's. The CMO's held at December 31, 1997 have stated maturities ranging from 16 to 30 years, and expected average lives ranging from 0.5 to 17.9 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 1997, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

Employees

      At December 31, 1997, the Company and its subsidiaries had 217 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Forward-Looking Statements

      The Company relies upon the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995. This safe harbor requires that the Company specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Accordingly, forward-looking statements by the Company and its affiliates are qualified by reference to the following cautionary statements.

      In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share, or other financial forecasts, (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include: (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;
(iv) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (v) inadequacy of loss reserves established by the Company; (vi) temporary or permanent disruptions in cash flow on structured transactions attributable to legal challenges to such structures; and (vii) downgrade or default of one or more of FSA's reinsurers. The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

Item 2. Properties.

      The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 53,000 square feet of office space, are under lease agreements which expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA also maintains leased office space in San Francisco, Dallas, London (England), Paris (France), Madrid (Spain), Singapore and Sydney (Australia). The Company and its subsidiaries do not own any real property.

Item 3. Legal Proceedings.

      In the ordinary course of business, certain subsidiaries of the Company have become party to certain litigation. The Company believes that these matters will be resolved with no material financial impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Information relating to the principal market on which the Company's common stock is tradable, the high and low sales prices per share for each quarterly period for the past two years and the frequency and amount of any cash dividends declared in the past two years is set forth on page 48 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions." At February 23, 1998, there were approximately 2,900 holders of the Company's Common Stock, which is listed on the New York Stock Exchange.

Item 6. Selected Financial Data.

      Selected financial data for the Company and its subsidiaries for each of the last five years is set forth under the caption "Financial Highlights" on page 16 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The 1997 Consolidated Financial Statements, together with the Notes thereto and the Report of Independent Accountants thereon, are set forth on pages 25 through 44 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

      Information relating to the Company's directors and executive officers is set forth under the captions "Election of Directors" on pages 1 through 5, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, and "Executive Officers of the Company" on page 6 of the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

      Information relating to compensation of the Company's directors and executive officers is set forth under the captions "Executive Compensation" on pages 10 through 12, "Report of the Human Resources Committee of the Board of Directors of Financial Security Assurance Holdings Ltd." on pages 13 through 16, and "Stock Price Performance" on page 17 of the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information relating to security ownership of certain beneficial owners of the Company's equity securities and by the Company's directors and executive officers is set forth under the caption "Ownership of the Company" on pages 6 through 9 of the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information relating to certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 16 and "Certain Relationships and Related Transactions" on pages 18 through 21 of the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   Financial Statements and Financial Statement Schedules and Exhibits.

      1.    Financial Statements

            The Registrant has incorporated by reference from the 1997 Annual Report to Shareholders the following consolidated financial statements of Financial Security Assurance Holdings Ltd. and
            Subsidiaries:

                                                           1997 Annual Report to
                                                            Shareholders (Pages)
                                                            --------------------
            Report of Independent Accountants                       25

            Consolidated Balance Sheets at
            December 31, 1997 and 1996                              26

            Consolidated Statements of Income
            for the Years Ended
            December 31, 1997, 1996 and 1995                        27

            Consolidated Statements of Changes in
            Shareholders' Equity for the Years Ended
            December 31, 1997, 1996 and 1995                        28

            Consolidated Statements of Cash Flows
            for the Years Ended
            December 31, 1997, 1996 and 1995                        29

            Notes to Consolidated Financial Statements              30-44

      2.    Financial Statement Schedules

            The following financial statement schedule is filed as part of this Report.

            Schedule    Title
            --------    -----

            II Condensed Financial Statements of the Registrant for the Years Ended December 31, 1997, 1996 and 1995.

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

  4.1 Indenture dated as of September 15, 1997 (the "Senior QUIDS Indenture") between the Company and First Union National Bank, as Trustee. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated September 15, 1997 (the "Form 8-K"), and incorporated herein by reference.)

  4.1(A) Form of 7.375% Senior Quarterly Income Debt Securities due 2097. (Previously filed as Exhibit 3 to the Form 8-K, and incorporated herein by reference.)

  4.1(B) Officers' Certificate pursuant to Section 2.01 and 2.03 of the Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1997, and incorporated herein by reference.)

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

  10.6+* Amended and Restated 1993 Equity Participation Plan (as amended and restated on February 26, 1998).

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

  10.9 Cooperation Agreement dated as of December 27, 1990 among Tokio Marine, the Company and FSA. (Previously filed as
                  Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

  10.10 Tokio Marine Stockholders Agreement dated December 27, 1990 among Tokio Marine, the Company and USWCC. (Previously filed as Exhibit 10.18 to the Form S-1, and incorporated herein by reference.)

  10.10(A) Letter Agreement dated as of September 2, 1994 concerning the Tokio Marine Stockholders Agreement between U S WEST, Inc., and the Company. (Previously filed as Exhibit 10.18(A) to the 1994 Form 10-K, and incorporated herein by reference.)

  10.10(B) Amendment No. 1 dated December 23, 1993 to Tokio Marine Stockholders Agreement. (Previously filed as Exhibit 10.19 to the Form S-1, and incorporated herein by reference.)

  10.11 Master Reinsurance Placement Memorandum dated December 27, 1991 between Tokio Marine and FSA. (Previously filed as
                  Exhibit 10.20 to the Form S-1, and incorporated herein by reference.)

  10.12 Amended and Restated Interests and Liabilities Contract concerning the Quota Share Treaty effective as of January 1, 1991 among Tokio Marine and FSA and its identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.21(A) to the 1994 Form 10-K, and incorporated herein by reference.)

  10.13 Amended and Restated Interests and Liabilities Contract concerning the Municipal Bond Insurance Quota Share Treaty effective as of January 1, 1991 among Tokio Marine, FSA and its identified subsidiaries and affiliates, with Amendment No. 1 thereto. (Previously filed as Exhibit 10.22(A) to the 1994 Form 10-K, and incorporated herein by reference.)

  10.14 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Charter Indemnity Company. (Previously filed as Exhibit 10.23 to the 1995 Form 10-K, and incorporated herein by reference.)

  10.15 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Northern County Mutual Insurance Company. (Previously filed as Exhibit 10.24 to the 1995 Form 10-K, and incorporated herein by reference.)

  10.16 Investment Management Agreement dated as of December 1, 1995 between FSA Portfolio Management Inc. and Valley Insurance Company. (Previously filed as Exhibit 10.25 to the 1995 Form 10-K, and incorporated herein by reference.)

  10.17+ Promissory Note between the Company and Sean W. McCarthy dated December 20, 1993. (Previously filed as Exhibit 10.30(A) to the Form S-1, and incorporated herein by reference.)

  10.18 Quota Share Reinsurance Agreement dated December 22, 1993, among Commercial Re, FSA and International. (Previously filed as Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

  10.19 Share Purchase Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as
                  Exhibit 10.32 to the Form S-1, and incorporated herein by reference.)

  10.20 Federal Income Tax Allocation Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit 10.33 to the Form S-1, and incorporated herein by reference.)

  10.21 Liquidity Facility dated as of December 23, 1993 among U S WEST, Inc., Commercial Re and the Company. (Previously filed as Exhibit 10.34 to the Form S-1, and incorporated herein by reference.)

  10.22 Investment Management Agreement dated as of December 23, 1993 among FSA Portfolio Management, Commercial Re and the Company. (Previously filed as Exhibit 10.35 to the Form S-1, and incorporated herein by reference.)

  10.23 Agreement for Management and the Provision of Personnel, Property and Services dated as of December 23, 1993 between Commercial Re and the Company. (Previously filed as Exhibit
                  10.36 to the Form S-1, and incorporated herein by reference.)

  10.24 Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company (including Exhibit A thereto). (Previously filed as Exhibit 10.38 to the Form S-1, and incorporated herein by reference.)

  10.24(A) Amendment dated as of May 6, 1994 to Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company. (Previously filed as Exhibit 10.38(A) to the 1994 Form 10-K, and incorporated herein by reference.)

  10.25 Registration Rights Agreement dated as of May 13, 1994 among the Company, USWCC and Fund American. (Previously filed as
                  Exhibit 10.39 to the 1994 Form 10-K, and incorporated herein by reference.)

  10.26 Fund American Shareholders Agreement dated as of September 2, 1994 among USWCC, Fund American and the Company. (Previously filed as Exhibit 10.40 to the 1994 Form 10-K, and incorporated herein by reference.)

  10.27 Five-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.41 to the 1994 Form 10-K, and incorporated herein by reference.)

  10.28 Ten-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.42 to the 1994 Form 10-K, and incorporated herein by reference.)

  13* Annual Report to Shareholders for the Year Ended December 31, 1997. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

  21*             List of Subsidiaries.

  23*             Consent of Coopers & Lybrand L.L.P.

  24* Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1996, and incorporated herein by reference, other than the power of attorney for Mr. Post, which is filed herewith).

  27*             Financial Data Schedules

  99* Financial Security Assurance Inc. and Subsidiaries 1997 Consolidated Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*     Filed herewith.

(b)  Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FINANCIAL SECURITY ASSURANCE
                                         HOLDINGS LTD. (Registrant)


                                  By: /s/ ROBERT P. COCHRAN
                                      -----------------------------
                                  Name:  Robert P. Cochran
                                  Title: Chairman and Chief Executive Officer
                                  Dated: March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
---------------------------       -----------------------        ---------------


/s/ ROBERT P. COCHRAN*
--------------------------
     Robert P. Cochran           Chairman, Chief                  March 23, 1998
                                 Executive Officer
                                 and Director (Principal
                                 Executive Officer)


/s/ JOHN J. BYRNE*
--------------------------
     John J. Byrne               Vice Chairman of the             March 23, 1998
                                 Board and Director


/s/ ROGER K. TAYLOR*
--------------------------
       Roger K. Taylor           President,                       March 23, 1998
                                 Chief Operating
                                 Officer and Director


/s/ JOHN A. HARRISON*
--------------------------
      John A. Harrison           Managing Director                March 23, 1998
                                 and Chief Financial
                                 Officer (Principal
                                 Financial Officer)


/s/ JEFFREY S. JOSEPH*
--------------------------
      Jeffrey S. Joseph          Managing Director                March 23, 1998
                                 and Controller (Principal
                                 Accounting Officer)


/s/ MICHAEL DJORDJEVICH*
--------------------------
       Michael Djordjevich       Director                         March 23, 1998


/s/ ROBERT N. DOWNEY*
--------------------------
      Robert N. Downey           Director                         March 23, 1998


/s/ ANTHONY M. FRANK*
--------------------------
       Anthony M. Frank          Director                         March 23, 1998


/s/ TOSHIKI KANEDA*
--------------------------
       Toshiki Kaneda            Director                         March 23, 1998

/s/ K. THOMAS KEMP*
--------------------------
      K. Thomas Kemp             Director                         March 23, 1998


/s/ DAVID O. MAXWELL*
--------------------------
     David O. Maxwell            Director                         March 23, 1998


/s/   JAMES M. OSTERHOFF*
--------------------------
      James M. Osterhoff         Director                         March 23, 1998


/s/ JAMES H. OZANNE*
--------------------------
       James H. Ozanne           Director                         March 23, 1998


/s/ STAATS M. PELLETT, JR.*
--------------------------
       Staats M. Pellett, Jr.    Director                         March 23, 1998


/s/ RICHARD A. POST*
--------------------------
        Richard A. Post          Director                         March 23, 1998


/s/ HOWARD M. ZELIKOW*
--------------------------
       Howard M. Zelikow         Director                         March 23, 1998


----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.


                                           By: /s/ ROBERT P. COCHRAN
                                              --------------------------
                                                   Robert P. Cochran,
                                                    Attorney-in-fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

Our report on the consolidated financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1997 Annual Report to Shareholders of Financial Security Assurance Holdings Ltd. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                            /s/ COOPERS & LYBRAND L.L.P.
                                            ----------------------------
                                              COOPERS & LYBRAND L.L.P.

New York, New York
January 26, 1998

Schedule II

Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                             December 31,
                                                          -------------------
                                                          1997           1996
                                                          ----           ----
Assets:
   Investments                                         $   65,044     $   28,741
   Investment in and advances to subsidiary,
     at equity in net assets                              947,860        785,332
   Deferred taxes                                           2,995            515
   Other assets                                            25,287          7,071
                                                       ----------     ----------
                                                       $1,041,186     $  821,659
                                                       ==========     ==========
Liabilities and Shareholders' Equity:
   Notes payable                                       $  130,000     $       --

   Other liabilities                                       28,826         20,399
   Shareholders' equity                                   882,360        801,260
                                                       ----------     ----------
                                                       $1,041,186     $  821,659
                                                       ==========     ==========


                         Condensed Statements of Income
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                ------------------------------
                                                1997          1996        1995
                                                ----          ----        ----

Dividends received from subsidiary          $      --     $  18,000    $  19,000
Other revenue                                   6,470         3,469        1,089
                                            ---------     ---------    ---------
Total revenue                                   6,470        21,469       20,089
Total expenses                                  6,087         3,672        1,333
                                            ---------     ---------    ---------
                                                  383        17,797       18,756
Equity in undistributed net
   income of subsidiary                       100,259        62,855       35,988
                                            ---------     ---------    ---------
Income before income taxes                    100,642        80,652       54,744
Income tax benefit (provision)                   (140)          108          294
                                            ---------     ---------    ---------
Net income                                  $ 100,502     $  80,760    $  55,038
                                            =========     =========    =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as incorporated by reference in Item 8 Financial Statements and Supplementary Data.

Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                   Year Ended December 31,
                                                                ------------------------------
                                                                1997         1996         1995
                                                                ----         ----         ----
Cash flows from operating activities:
   Other operating expenses recovered, net                  $   6,767    $  16,995    $      10
   Dividends from subsidiary                                                18,000       19,000
   Net investment income received                               2,455        3,610        1,779
   Federal income taxes received (paid)                         7,283       (1,298)       1,405
   Interest paid                                               (5,158)      (2,093)         (57)
   Other                                                       (4,159)      (5,583)      12,973
                                                            ---------    ---------    ---------
      Net cash provided by operating activities                 7,188       29,631       35,110
                                                            ---------    ---------    ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                                 2,813       21,544       21,257
   Purchases of bonds                                         (33,495)     (10,895)     (27,815)
   Purchases of property and equipment                           (112)        (107)         (41)
   Investment in affiliate                                                              (11,646)
   Net increase in short-term securities                       (9,890)     (14,911)     (38,038)
   Other                                                       (1,500)
                                                            ---------    ---------    ---------
      Net cash used for investing activities                  (42,184)      (4,369)     (56,283)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
   Issuance of notes payable, net                             125,905
   Net return of capital (investment in) subsidiaries         (40,500)      27,000       50,000
   Dividends paid                                             (12,099)     (10,536)      (8,275)
   Treasury stock purchases                                   (36,246)     (41,660)     (14,444)
   Payment of management notes                                                           (5,624)
   Other                                                       (1,453)
                                                            ---------    ---------    ---------
     Net cash provided by (used for) financing activities      35,607      (25,196)      21,657
                                                            ---------    ---------    ---------
Net increase in cash                                              611           66          484
Cash at beginning of year                                         629          563           79
                                                            ---------    ---------    ---------
Cash at end of year                                         $   1,240    $     629    $     563
                                                            =========    =========    =========

Reconciliation of net income to net cash provided by
     operating activities:
Net income                                                  $ 100,502    $  80,760    $  55,038
   Equity in undistributed net income of subsidiary          (100,259)     (62,855)     (35,988)
   Decrease (increase) in accrued investment income              (693)         264          110
   Increase (decrease) in accrued income taxes                  8,410       (2,278)       1,240
   Provision (benefit) for deferred income taxes                 (987)         873         (128)
   Net realized gains on investments                           (5,499)      (1,338)         (88)
   Deferred equity compensation                                14,299        5,565        5,735
   Depreciation and accretion of bond discount                 (1,066)        (119)        (171)
   Change in other assets and liabilities                      (7,519)       8,759        9,362
                                                            ---------    ---------    ---------
Cash provided by operating activities                       $   7,188    $  29,631    $  35,110
                                                            =========    =========    =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as incorporated by reference in Item 8 Financial Statements and Supplementary Data.

                                   SCHEDULE II

           Financial Security Assurance Holdings Ltd. (Parent Company)

                     Notes to Condensed Financial Statements

1.    Condensed Financial Statements

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto incorporated by reference in Item 8 Financial Statements and Supplementary Data.

2.    Significant Accounting Policies

      The Parent Company carries its investments in subsidiaries under the equity method.

3.    Preferred Stock

      On September 2, 1994, the Parent Company issued to Fund American 2,000,000 shares of Series A, non-dividend paying, voting, convertible preferred stock having an aggregate liquidation preference of $700,000. The preferred stock is convertible, at the option of the holder upon payment of the conversion price therefor, into an equal number of shares of common stock (subject to anti-dilutive adjustment). The conversion price per share (subject to anti-dilutive adjustment) is $29.65. The preferred stock will be redeemed (if then outstanding) on May 13, 2004 at a redemption price of $0.35 per share. Fund American is entitled to one vote per share of preferred stock, voting together as a single class with the holders of common stock on all matters upon which holders of common stock are entitled to vote. As the holder of the preferred stock, Fund American is not entitled to receive dividends or other distributions of any kind payable to shareholders of the Parent Company, except that, in the event of the liquidation, dissolution or winding up of the Parent Company, it is entitled to receive out of the assets of the Parent Company available therefor, before any distribution or payment is made to the holders of common stock or to any other class of capital stock of the Parent Company ranking junior to the Parent Company's preferred stock, liquidation payments in the amount of $0.35 per share. Fund American may not transfer the preferred stock, except to one of its majority-owned subsidiaries.

4.    Notes Payable

      On September 18, 1997, the Parent Company issued $130,000,000 of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097 and callable without premium or penalty on or after September 18, 2002. Interest on these notes is paid quarterly beginning on December 31, 1997. Debt issuance costs of $4,300,000 are being amortized over the life of the debt. The Parent Company used the proceeds to repay the Capital Guaranty senior notes described above, to augment capital in the Subsidiaries, to repurchase Forward Shares and for general corporate purposes.