Form 10-Q
period 1998-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1998-05-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1998, there were outstanding 29,895,507 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,126,953 shares of Common Stock owned by a trust on behalf of the Company and excludes 2,380,794 shares of Common Stock actually held in treasury).

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997                                               3

         Consolidated Statements of Income - Three months ended
            March 31, 1998 and 1997                                         4

         Consolidated Statement of Changes in Shareholders' Equity
            -   Three months ended March 31, 1998                           5

         Consolidated Statements of Cash Flows
            -   Three months ended March 31, 1998 and 1997                  6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                 13

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                               March 31,    December 31,
                  ASSETS                                         1998           1997
                                                              -----------    -----------
Bonds at market value (amortized cost of $1,137,100 and
  $1,230,479)                                                 $ 1,173,884    $ 1,268,158
Equity investments at market value (cost of $29,194 and
  $29,430)                                                         31,766         30,539
Short-term investments                                            256,977        132,931
                                                              -----------    -----------
     Total investments                                          1,462,627      1,431,628
Cash                                                               18,139         12,475
Deferred acquisition costs                                        175,896        171,098
Prepaid reinsurance premiums                                      175,983        173,123
Reinsurance recoverable on unpaid losses                           23,685         30,618
Receivable for securities sold                                     35,712         20,623
Other assets                                                       60,409         61,079
                                                              -----------    -----------
          TOTAL ASSETS                                        $ 1,952,451    $ 1,900,644
                                                              ===========    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                      $   604,140    $   595,196
Losses and loss adjustment expenses                                69,268         75,417
Deferred federal income taxes                                      52,712         56,872
Ceded reinsurance balances payable                                 16,618         11,199
Payable for securities purchased                                   96,820         72,979
Notes payable                                                     130,000        130,000
Accrued expenses and other liabilities                             79,220         76,621
                                                              -----------    -----------
          TOTAL LIABILITIES                                     1,048,778      1,018,284
                                                              -----------    -----------

Preferred stock (3,000,000 shares authorized; 2,000,000
   issued and outstanding; par value of $.01 per share)                20             20
Common stock (50,000,000 shares authorized; 32,276,301
   issued; par value of $.01 per share)                               323            323
Additional paid-in capital - preferred                                680            680
Additional paid-in capital - common                               693,476        693,851
Accumulated other comprehensive income (net of deferred
   income tax provision of $13,922 and $13,575)                    25,855         25,212
Accumulated earnings                                              254,358        231,124
Deferred equity compensation                                       23,706         26,181
Less treasury stock at cost (3,507,747 and 3,521,847 shares
   held)                                                          (94,745)       (95,031)
                                                              -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                              903,673        882,360
                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,952,451    $ 1,900,644
                                                              ===========    ===========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Revenues:

   Net premiums written (net of premiums ceded
      of $16,391 and $13,927)                             $ 37,947     $ 27,184
   Increase in deferred premium revenue                     (6,026)      (2,410)
                                                          --------     --------
   Premiums earned (net of premiums ceded of
      $13,120 and $8,865)                                   31,921       24,774
   Net investment income                                    18,683       16,361
   Net realized gains (losses)                               2,733         (498)
   Other income                                                230          448
                                                          --------     --------
                  TOTAL REVENUES                            53,567       41,085
                                                          --------     --------
Expenses:

   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $(6,841) and $442)           1,047        2,285
   Interest expense                                          2,434          541
   Policy acquisition costs                                  8,387        6,209
   Other operating expenses                                  5,605        4,784
                                                          --------     --------
                  TOTAL EXPENSES                            17,473       13,819
                                                          --------     --------
INCOME BEFORE INCOME TAXES                                  36,094       27,266
Provision for income taxes                                   9,648        7,016
                                                          --------     --------
      NET INCOME                                            26,446       20,250
                                                          --------     --------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during period                                       2,419      (11,422)
      Less: reclassification adjustment for
         losses (gains) included in net income              (1,776)         324
                                                          --------     --------
   Other comprehensive income                                  643      (11,098)
                                                          --------     --------
      COMPREHENSIVE INCOME                                $ 27,089     $  9,152
                                                          ========     ========
   As based upon net income:
      Basic earnings per common share                     $   0.91     $   0.67
                                                          ========     ========
      Diluted earnings per common share                   $   0.88     $   0.66
                                                          ========     ========


          See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                           Additional    Additional    Unrealized
                                                             Paid-In       Paid-In        Gain
                                      Preferred   Common    Capital -     Capital -    (Loss) on
                                        Stock      Stock    Preferred      Common     Investments
                                        -----      -----    ---------      ------     -----------
BALANCE, December 31, 1997               $20      $323        $680       $693,851       $25,212

Net income

Net unrealized gain on                                                                      643
    investments

Dividends paid on common stock
    ($0.1075 per share)

Deferred equity compensation

Deferred equity payout                                                        193

Purchase of 2,184 shares of
   common stock

Issuance of 7,674 shares of  treasury
   treasury stock for options exercised                                       (13)

Forward share transactions-settlements
   with employees and directors                                              (555)

                                         ---      ----        ----       --------       -------
BALANCE, March 31, 1998                  $20      $323        $680       $693,476       $25,855
                                         ===      ====        ====       ========       =======
                                                      Deferred
                                                       Equity
                                        Accumulated    Compen-   Treasury
                                          Earnings     sation      Stock       Total
                                          --------     ------      -----       -----
BALANCE, December 31, 1997               $231,124    $26,181    $(95,031)    $882,360

Net income                                 26,446                              26,446

Net unrealized gain on                                                            643
    investments

Dividends paid on common stock
    ($0.1075 per share)                    (3,212)                             (3,212)

Deferred equity compensation                           3,395                    3,395

Deferred equity payout                                (5,832)        204       (5,435)

Purchase of 2,184 shares of
   common stock                                                     (121)        (121)

Issuance of 7,674 shares of  treasury
   treasury stock for options exercised                  (38)        203          152

Forward share transactions-settlements
   with employees and directors                                                  (555)

                                         --------    -------    --------     --------
BALANCE, March 31, 1998                  $254,358    $23,706    $(94,745)    $903,673
                                         ========    =======    =========    ========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1998            1997
                                                      ---------       ---------
Cash flows from operating activities:
   Premiums received, net                             $  44,043       $  27,895
   Policy acquisition and other
    operating expenses paid, net                        (38,872)        (28,766)
   Loss and LAE paid, net                                  (164)         (1,052)
   Net investment income received                        21,049          16,211
   Recoverable advances received                          5,778              15
   Federal income taxes recovered (paid)                 (2,128)          8,198
   Interest paid                                         (2,424)
   Other, net                                              (377)           (481)
                                                      ---------       ---------
        Net cash provided by
          operating activities                           26,905          22,020
                                                      ---------       ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                         426,801         227,710
   Purchases of bonds                                  (321,496)       (211,600)
   Purchases of property and equipment                     (389)           (909)
   Net increase in short-term securities               (122,855)        (32,289)
                                                      ---------       ---------
        Net cash used for investing activities          (17,939)        (17,088)
                                                      ---------       ---------
Cash flows from financing activities:
   Dividends paid                                        (3,213)         (2,942)
   Treasury stock                                            83             (42)
   Other                                                   (172)           (654)
                                                      ---------       ---------
        Net cash used for financing activities           (3,302)         (3,638)
                                                      ---------       ---------
Net increase in cash                                      5,664           1,294

Cash at beginning of period                              12,475           8,146
                                                      ---------       ---------
Cash at end of period                                 $  18,139       $   9,440
                                                      =========       =========


           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1998 and 1997


1.    ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At March 31, 1998, the Company was owned 42.1% by U S WEST Capital Corporation (U S WEST), 12.0% by Fund American Enterprises Holdings, Inc. (Fund American), 6.7% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 39.2% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.


2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


3.    COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that all components of other comprehensive income be classified by their nature in a financial statement and accumulated balances of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company is disclosing this information in its statements of income. Comprehensive income is defined as the change in shareholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in shareholders' equity except those from investments by owners and distributions to owners. This statement did not change the current accounting treatment for components of comprehensive income such as changes in unrealized gains or losses on securities available for sale.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1998 and 1997 First Quarter Results

The Company's 1998 first quarter net income was $26.4 million, compared with $20.3 million for the same period in 1997, an increase of 30.6%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $24.6 million, compared with $20.6 million for the same period in 1997, an increase of 19.8%. Total core revenues in the first quarter of 1998 increased $6.9 million, from $39.3 million in 1997 to $46.2 million in 1998, while total core expenses increased only $1.3 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the performance share program) was $26.8 million for the first quarter of 1998 versus $21.6 million for the comparable period in 1997, an increase of $5.2 million or 23.9%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. During the first quarter of 1998, the Company revised the discount rate used to estimate gross PV premiums written in order to more accurately reflect current interest rates. The new discount rate of 6.3% represents the average pre-tax yield on the Company's investment portfolio for the previous three years. The Company intends to revise the discount rate in future years according to the same formula. For business written prior to 1998, the discount rate remains 9.5% in all years. The change to the new discount rate has no effect on current or future earned premiums.The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written increased 32.2%, to $54.3 million for the first quarter of 1998 from $41.1 million for the first quarter of 1997. Also, gross PV premiums written increased 19.5%, to $50.7 million in the first quarter of 1998 from $42.4 million in the first quarter of 1997. Applying the unrevised discount rate of 9.5% to the first quarter 1998 production would have resulted in gross PV written of $48.8 million, an increase of 15.0% over the first quarter 1997 result. The increase in gross premiums written and gross PV premiums written is attributable to the fact that the Company wrote a greater proportion of municipal business during the first quarter of 1998. In the first quarter of 1998, asset-backed gross PV premiums written were $16.1 million, as compared with $21.2 million in 1997, a decrease of 24.2%. This decrease was due primarily to a decline in residential mortgage-backed transactions. For the municipal business, gross PV premiums written in the first quarter increased from $21.2 million in 1997 to $34.6 million in 1998, an increase of 63.2%.

In the first quarter of 1998, the Company insured par value of bonds totaling $9.1 billion, a 33.6% increase over the same period in 1997. FSA's first quarter asset-backed component decreased 31.6% to $2.9 billion while its municipal sector rose 144.8% to $6.2 billion.

Net premiums written were $37.9 million for the first quarter of 1998, an increase of $10.8 million or 39.6% when compared with $27.2 million in 1997. Net premiums earned for the first quarter of 1998 were $31.9 million, compared with $24.8 million in the first quarter of 1997, an increase of 28.8%. Premiums earned from refundings and prepayments were $4.7 million for the first quarter of 1998 and $2.3 million for the same period of 1997, contributing $2.2 million and $1.1 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 21.3% relative to the same period in 1997 when the effects of refundings and prepayments are eliminated.

Net investment income was $18.7 million for the first quarter of 1998 and $16.4 million for the comparable period in 1997, an increase of 14.2%. This increase was due primarily to higher invested assets. The Company's effective tax rate on investment income was 18.8% for the first quarter of 1997 compared with 18.4% in 1998. In the first quarter of 1998, the Company realized $2.7 million in net capital gains as compared with realized net capital losses of $0.5 million for the same period in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first quarter of 1998 was $1.0 million compared with $2.3 million in 1997, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At March 31, 1998, the unallocated balance in the Company's general loss reserve was $53.6 million. The general reserve at March 31, 1998 reflects $18.3 million in recoveries of losses incurred in prior years in the Company's commercial real estate portfolio. These recoveries were realized in the first quarter and reestablished to the general reserve.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $3.3 million for the first quarter of 1998 compared with $1.6 million for the same period of 1997) were $10.7 million for the first quarter of 1998 compared with $9.4 million for the same period in 1997, an increase of 14.2%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $9.4 million for the first quarter of 1998 compared with $8.7 million for the same period in 1997, an increase of 7.6%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and an increase in other operating expenses.

Income before income taxes for the first quarter of 1998 was $36.1 million, up from $27.3 million, or 32.4%, for the same period in 1997.

The Company's effective tax rate for the first quarter of 1998 was 26.7% compared with 25.7% for the same period in 1997.

The weighted average number of diluted shares of common stock outstanding decreased to 30,165,000 for the quarter ended March 31, 1998, from 30,749,000 during the first quarter of 1997. This decrease was due to shares the Company repurchased to fund obligations under employee benefit plans and to close out a portion of its forward purchase arrangement, as discussed in previous filings, partially offset by an increase in the dilutive effect of its convertible preferred stock and shares issuable under its performance share program. Earnings per share increased to $0.88 for the first quarter of 1998 from $0.66 for the same period in 1997.


Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at March 31, 1998, net of unsettled security transactions, was $1,401.5 million, compared with the December 31, 1997, balance of $1,379.3 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $39.8 million at March 31, 1998 and $38.8 million at December 31, 1997.

At March 31, 1998, the Company had, at the holding company level, an investment portfolio of $68.3 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1997. Based upon FSA's statutory statements for the quarter ended March 31, 1998, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $50.9 million. The New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from its parent, pursuant to which FSA has repurchased $70.8 million of its shares through March 31, 1998.

Dividends paid by the Company to its shareholders increased to $3.2 million in the first quarter of 1998 from $2.9 million in the comparable period of 1997 and to $0.1075 per common share in 1998 from $0.095 in 1997. In addition to paying dividends, the Company uses funds to make debt service payments and to repurchase shares of the Company's common stock to fund employee benefit plans.

The Company has outstanding $130.0 million of 7-3/8% Senior Quarterly Income Debt Securities due September 30, 2097 and callable without premium or penalty on or after September 18, 2002.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with National Westminster Bank Plc and Canadian Imperial Bank of Commerce (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. The cost of these settlements during 1997 was $2.1 million and was charged to additional paid-in capital. By the fourth quarter of 1997, such exercises by participants had increased the number of shares allocated to the Company from 1,000,000 shares to 1,187,800 shares. During the fourth quarter of 1997, the Company exercised rights under the forward agreements, purchasing 1,187,800 Forward Shares for a total cost of $33.9 million. At March 31, 1998, as a result of the Company's exercise, the repurchased shares were held as treasury stock, and the remaining 562,200 Forward Shares were allocated to the subscription program.

FSA's primary uses of funds are to pay operating expenses, to pay dividends to its parent and to repurchase stock from its parent. FSA's funds are also required to satisfy future claims, if any, under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other liquidity sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks through inclusion of such other liquidity sources in transactions. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

The Company believes that FSA's expected operating liquidity needs, both on a short- and long-term basis, can be funded from its operating cash flow. In addition, FSA has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from written premiums, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and capital market transactions.

A group of international Aaa/AAA-rated banks make available to FSA a standby irrevocable limited recourse line of credit, which was increased from $125.0 million to $240.0 million during 1997. This credit facility provides liquidity and credit support to FSA in the event losses from municipal obligations in FSA's insured portfolio exceed specified limits. Repayment of amounts drawn under the line will be limited primarily to recoveries of losses related to such municipal obligations. The facility expires on April 30, 2005 unless extended.

The Company has a credit arrangement aggregating $150.0 million at March 31, 1998, which is provided by commercial banks and intended for general application to transactions insured by FSA. At March 31, 1998, there were no borrowings under this arrangement, which expires on November 23, 1999. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $100.9 million was unutilized at March 31, 1998.

The Company has no material plans for capital expenditures within the next twelve months.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1998.


      (b)   Reports on Form 8-K

            None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.




                              By    /s/ Jeffrey S. Joseph
                                 --------------------------------------------
May 13, 1998                                 Jeffrey S. Joseph
                                    Managing Director & Controller (Chief
                                           Accounting Officer)

                                  Exhibit Index


Exhibit No.                   Exhibit
-----------                   -------

      1. Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1998