Form 10-Q
period 1998-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1998-08-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At July 31, 1998, there were outstanding 29,898,451 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,222,652 shares of Common Stock owned by a trust on behalf of the Company and excludes 2,377,850 shares of Common Stock actually held in treasury).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997                                                 3

         Consolidated Statements of Income - Three and six months
            ended June 30, 1998 and 1997                                      4

         Consolidated Statement of Changes in Shareholders' Equity
            - Six months ended June 30, 1998                                  5

         Consolidated Statements of Cash Flows
            - Six months ended June 30, 1998 and 1997                         6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Securities Holders               13

Item 5.  Other Matters                                                       13

Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                       June 30,    December 31,
          ASSETS                                         1998         1997
                                                         ----         ----

Bonds at market value (amortized cost of
   $1,377,623 and $1,230,479)                       $ 1,417,755    $ 1,268,158
Equity investments at market value (cost
   of $25,586 and $29,430)                               28,812         30,539
Short-term investments                                   69,653        132,931
                                                    -----------    -----------
     Total investments                                1,516,220      1,431,628
Cash                                                     16,002         12,475
Deferred acquisition costs                              179,437        171,098
Prepaid reinsurance premiums                            190,946        173,123
Reinsurance recoverable on unpaid losses                  3,690         30,618
Receivable for securities sold                            7,812         20,623
Other assets                                             77,240         61,079
                                                    -----------    -----------
          TOTAL ASSETS                              $ 1,991,347    $ 1,900,644
                                                    ===========    ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred premium revenue                            $   648,561    $   595,196
Losses and loss adjustment expenses                      66,364         75,417
Deferred federal income taxes                            51,421         56,872
Ceded reinsurance balances payable                       23,167         11,199
Payable for securities purchased                         59,427         72,979
Notes payable                                           130,000        130,000
Accrued expenses and other liabilities                   78,005         76,621
                                                    -----------    -----------
          TOTAL LIABILITIES                           1,056,945      1,018,284
                                                    -----------    -----------
Preferred stock (3,000,000 shares
   authorized; 2,000,000 issued and
   outstanding; par value of $.01 per share)                 20             20
Common stock (50,000,000 shares
   authorized; 32,276,301 issued;
   par value of $.01 per share)                             323            323
Additional paid-in capital - preferred                      680            680
Additional paid-in capital - common                     693,385        693,851
Accumulated other comprehensive income
   (net of deferred income tax provision of
   $14,895 and $13,575)                                  27,662         25,212
Accumulated earnings                                    279,435        231,124
Deferred equity compensation                             27,702         26,181
Less treasury stock at cost (3,506,924
   and 3,521,847 shares held)                           (94,805)       (95,031)
                                                    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                    934,402        882,360
                                                    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,991,347    $ 1,900,644
                                                    ===========    ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                           Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                                 --------                 --------
                                                           1998         1997         1998         1997
                                                           ----         ----         ----         ----
Revenues:
   Net premiums written (net of premiums ceded
      of $27,121, $23,500, $43,512 and $37,427)         $  62,121    $  67,495    $ 100,068    $  94,679
   Increase in deferred premium revenue                   (29,669)     (39,934)     (35,695)     (42,344)
                                                        ---------    ---------    ---------    ---------
   Premiums earned (net of premiums ceded of
      $12,581, $10,401, $25,701 and $19,266)               32,452       27,561       64,373       52,335
   Net investment income                                   19,255       17,121       37,938       33,482
   Net realized gains                                       3,939        1,831        6,672        1,333
   Other income                                               126        2,809          356        3,257
                                                        ---------    ---------    ---------    ---------
                    TOTAL REVENUES                         55,772       49,322      109,339       90,407
                                                        ---------    ---------    ---------    ---------
Expenses:
   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $(27), $442, $(6,868)
      and $884)                                             1,047        2,156        2,094        4,441
   Interest expense                                         2,408          542        4,842        1,083
   Policy acquisition costs                                 8,527        7,140       16,914       13,349
   Other operating expenses                                 5,587        4,426       11,192        9,210
                                                        ---------    ---------    ---------    ---------
                    TOTAL EXPENSES                         17,569       14,264       35,042       28,083
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                 38,203       35,058       74,297       62,324
Provision for income taxes                                 10,154        9,825       19,802       16,841
                                                        ---------    ---------    ---------    ---------
NET INCOME                                                 28,049       25,233       54,495       45,483
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period        4,368       15,906        6,787        4,484
      Less: reclassification adjustment for gains
         included in net income                            (2,561)      (1,190)      (4,337)        (866)
                                                        ---------    ---------    ---------    ---------
   Other comprehensive income                               1,807       14,716        2,450        3,618
                                                        ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME                                    $  29,856    $  39,949    $  56,945    $  49,101
                                                        =========    =========    =========    =========

As based upon net income:
   Basic earnings per common share                      $    0.97    $    0.84    $    1.88    $    1.51
                                                        =========    =========    =========    =========
   Diluted earnings per common share                    $    0.92    $    0.82    $    1.80    $    1.48
                                                        =========    =========    =========    =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                 Additional Additional  Accumulated
                                                  Paid-In     Paid-In   Other Comp-                 Deferred
                               Preferred  Common Capital -   Capital -   rehensive  Accumulated      Equity     Treasury
                                 Stock    Stock  Preferred    Common      Income      Earnings    Compensation    Stock     Total
                                 -----    -----  ---------    ------      ------      --------    ------------    -----     -----
BALANCE, December 31, 1997         $20     $323     $680     $693,851     $25,212    $231,124       $26,181     $(95,031)  $882,360

Net income                                                                             54,495                                54,495

Net unrealized gain on
   investments                                                              2,450                                             2,450

Dividends paid on common stock
   ($0.215 per share)                                                                  (6,184)                               (6,184)

Deferred equity compensation                                                                          7,401                   7,401

Deferred equity payout                                            193                                (5,832)         204     (5,435)

Purchase of 4,305 shares of
   common stock                                                                                                     (242)      (242)

Issuance of 10,618 shares of
   treasury stock for options
   exercised                                                      (14)                                  (48)         264        202

Forward share transactions-
   settlements with employees
   and directors                                                 (645)                                                         (645)
                                   ---     ----     ----     --------     -------    --------       -------     --------   --------
BALANCE, June 30, 1998             $20     $323     $680     $693,385     $27,662    $279,435       $27,702     $(94,805)  $934,402
                                   ===     ====     ====     ========     =======    ========       =======     ========   ========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                       Six Months Ended June 30,
                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
   Premiums received, net                            $   116,661    $    98,426
   Policy acquisition and other operating expenses
     paid, net                                           (43,352)       (32,773)
   Loss and LAE recovered (paid), net                     15,672         (2,332)
   Net investment income received                         34,742         31,299
   Recoverable advances received (paid)                    4,561           (443)
   Federal income taxes recovered (paid)                 (30,038)           292
   Interest paid                                          (4,820)        (1,058)
   Other, net                                                993              3
                                                     -----------    -----------
          Net cash provided by operating activities       94,419         93,414
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of bonds                          873,081        471,648
   Purchases of bonds                                 (1,011,388)      (483,183)
   Other, net                                            (12,314)         2,586
   Purchases of property and equipment                      (605)        (1,687)
   Net decrease (increase) in short-term securities       66,759        (57,868)
                                                     -----------    -----------
          Net cash used for investing activities         (84,467)       (68,504)
                                                     -----------    -----------

Cash flows from financing activities:
   Dividends paid                                         (6,184)        (5,775)
   Treasury stock                                            (39)        (5,153)
   Other                                                    (202)          (654)
                                                     -----------    -----------
          Net cash used for financing activities          (6,425)       (11,582)
                                                     -----------    -----------

Net increase in cash                                       3,527         13,328

Cash at beginning of period                               12,475          8,146
                                                     -----------    -----------

Cash at end of period                                $    16,002    $    21,474
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1998 and 1997

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At June 30, 1998, the Company was owned 42.1% by MediaOne Capital Corporation (MediaOne), formerly US WEST Capital Corporation, 12.0% by Fund American Enterprises Holdings, Inc. (Fund American), 6.7% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 39.2% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

4. RECENTLY ISSUED ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS No. 133). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of FAS No. 133 on the Company has not yet been determined.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1998 and 1997 Second Quarter Results

The Company's 1998 second quarter net income was $28.0 million, compared with $25.2 million for the same period in 1997, an increase of 11.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $26.3 million, compared with $22.0 million for the same period in 1997, an increase of 19.5%. Total core revenues in the second quarter of 1998 increased $6.7 million, from $41.6 million in 1997 to $48.3 million in 1998, while total core expenses increased only $2.4 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the performance share program and other non-operating items) was $28.0 million for the second quarter of 1998 versus $23.6 million for the comparable period in 1997, an increase of $4.4 million or 18.7%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. At the beginning of 1998, the Company revised the discount rate used to estimate gross PV premiums written in order to more accurately reflect current interest rates. The new discount rate of 6.3% represents the average pre-tax yield on the Company's investment portfolio for the previous three years. The Company intends to revise the discount rate in future years according to the same formula. For business written prior to 1998, the discount rate remains 9.5% in all years. The change to the new discount rate has no effect on current or future earned premiums. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written decreased 1.9%, from $91.0 million for the second quarter of 1997 to $89.2 million for the second quarter of 1998. Gross PV premiums written increased 23.0%, to $107.3 million in 1998 from $87.2 million in the second quarter of 1997. The decrease in gross premiums written came from several large, high-premium European transactions closed in the second quarter of 1997, whereas the increase in gross PV premiums written was due primarily to municipal transactions. In the second quarter of 1998, asset-backed gross PV premiums written were $35.8 million, as compared with $38.9 million in 1997, a decrease of 8.1%. For the municipal business, gross PV premiums written in the second quarter increased from $48.3 million in 1997 to $71.5 million in 1998, an increase of 48.0%.

In the second quarter of 1998, the Company insured par value of bonds totaling $17.1 billion, an 80.6% increase over the same period in 1997. FSA's second quarter asset-backed component rose 44.9% to $6.6 billion while its municipal sector rose 113.9% to $10.5 billion.

Net premiums written were $62.1 million for the second quarter of 1998, a decline of 8.0% when compared with 1997. Net premiums earned for the second quarter of 1998 were $32.5 million, compared with $27.6 million in the second quarter of 1997, an increase of 17.7%. Premiums earned from refundings and prepayments were $3.5 million for the second quarter of 1998 and $3.3 million for the same period of 1997, contributing $1.6 million and $1.5 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 19.2% relative to the same period in 1997 when the effects of refundings and prepayments are eliminated.

Net investment income was $19.3 million for the second quarter of 1998 and $17.1 million for the comparable period in 1997, an increase of 12.5%. The Company's effective tax rate on investment income was 20.1% for the second quarter of 1997 compared with 17.8% for the same period in 1998. In the second quarter of 1998, the Company realized $3.9 million in net capital gains as compared with net capital gains of $1.8 million for the same period in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the second quarter of 1998 was $1.0 million compared with $2.2 million in 1997, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At June 30, 1998, the unallocated balance in the Company's general loss reserve was $54.2 million.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $3.8 million for the second quarter of 1998 compared with $1.8 million for the same period of 1997) were $10.3 million for the second quarter of 1998 compared with $9.7 million for the same period in 1997, an increase of 5.9%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $9.3 million for the second quarter of 1998 compared with $8.8 million for the same period in 1997, an increase of 5.9%. The increase was the result of higher DAC amortization due to a higher level of premiums earned, personnel costs and bank facility fees.

During the second quarter of 1997, the Company realized a $2.6 million net gain from the sale of a subsidiary, net of certain previously capitalized expenses. The subsidiary was sold because its insurance licenses were no longer required.

Income before income taxes for the second quarter of 1998 was $38.2 million, up from $35.1 million, or 9.0%, for the same period in 1997.

The Company's effective tax rate for the second quarter of 1998 was 26.6% compared with 28.0% for the same period in 1997.

The weighted average number of diluted shares of common stock outstanding decreased to 30,371,000 for the quarter ended June 30, 1998, from 30,725,000 during the second quarter of 1997. This decrease was due to shares the Company repurchased to fund obligations under employee benefit plans and to close out a portion of its forward share purchase arrangement, as discussed in previous filings, partially offset by an increase in the dilutive effect of its convertible preferred stock and shares issuable under its performance share program. Diluted earnings per share increased to $0.92 for the second quarter of 1998 from $0.82 for the same period in 1997.

The Company has assessed its internal operating systems and software for Year 2000 compliance. Management does not expect that the arrival of the Year 2000 will require any material upgrade to its internal systems or software. The Company has completed its survey of Year 2000 readiness of trustees, servicers, issuers and other parties in FSA-insured transactions. While such other parties have not informed the Company of any material issues regarding Year 2000 readiness, there can be no assurance that each such party will be Year 2000 compliant. Failure by an issuer or servicer in an FSA-insured transaction to be Year 2000 compliant may result in unanticipated claims upon FSA. While FSA generally would be entitled to reimbursement for any such claims paid, the liquidity exposure to FSA from such claims could be material. Failure by a trustee in an FSA-insured transaction to make payments to insured securityholders due to failure by the trustee to be Year 2000 compliant generally would not entitle the trustee to make claims upon FSA.

1998 and 1997 First Six Months Results

The Company's 1998 first half net income was $54.5 million, compared with $45.5 million for the same period in 1997, an increase of 19.8%. Core net income was $51.0 million, compared with $42.6 million for the same period in 1997, an increase of 19.7%. Total core revenues in the first half of 1998 increased $13.6 million, from $80.9 million in 1997 to $94.5 million in 1998, while total core expenses increased only $4.9 million. Operating net income was

$54.8 million for the first half of 1998 versus $45.2 million for the comparable period in 1997, an increase of $9.6 million or 21.2%.

Gross premiums written increased 8.7%, to $143.6 million for the first half of 1998 from $132.1 million for the first half of 1997. Also, gross PV premiums written increased 21.8%, to $158.0 million in 1998 from $129.7 million in the first half of 1997. In the first half of 1998, asset-backed gross PV premiums written were $51.9 million, as compared with $60.2 million in 1997, a decrease of 13.7% attributable to large, high premium transactions in the first quarter of 1997. For the municipal business, gross PV premiums written in the first half increased to $106.1 million in 1998 from $69.5 million in 1997, an increase of 52.6%.

In the first half of 1998, the Company insured par value of bonds totaling $26.2 billion, a 60.9% increase over the same period in 1997. FSA's first half asset-backed sector rose 7.8% to $9.6 billion while its municipal sector rose 124.4% to $16.6 billion.

Net premiums written were $100.1 million for the first half of 1998, an increase of $5.4 million, or 5.7%, when compared with 1997. Net premiums earned for the first half of 1998 were $64.4 million, compared with $52.3 million in the first half of 1997, an increase of 23.0%. Premiums earned from refundings and prepayments were $8.2 million for the first half of 1998 and $5.6 million for the same period of 1997, contributing $3.8 million and $2.6 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 20.2% relative to the same period in 1997 when the effects of refundings and prepayments are eliminated.

Net investment income was $37.9 million for the first half of 1998 and $33.5 million for the comparable period in 1997, an increase of 13.3%. The Company's effective tax rate on investment income was 19.5% for the first half of 1997 compared with 18.1% in 1998. In the first half of 1998, the Company realized $6.7 million in net capital gains as compared with $1.3 million for the same period in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first half of 1998 was $2.1 million compared with $4.4 million for the same period in 1997, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $7.1 million for the first half of 1998 compared with $3.5 million for the same period of 1997) were $21.0 million for the first half of 1998 compared with $19.1 million for the same period in 1997, an increase of 10.0%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $18.7 million for the first half of 1998 compared with $17.5 million for the same period in 1997, an increase of 6.8%.

Income before income taxes for the first half of 1998 was $74.3 million, up from $62.3 million, or 19.2%, for the same period in 1997.

The Company's effective tax rate for the first half of 1998 was 26.7% compared with 27.0% for the same period in 1997.

The weighted average number of diluted shares of common stock outstanding decreased from 30,716,000 during the first six months of 1997 to 30,297,000, for the six months ended June 30, 1998. Diluted earnings per share increased to $1.80 for the first six months of 1998 from $1.48 for the same period in 1997.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at June 30, 1998, net of unsettled security transactions, was $1,464.6 million, compared with the December 31, 1997, balance of $1,379.3 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $43.4 million at June 30, 1998 and $38.8 million at December 31, 1997.

At June 30, 1998, the Company had, at the holding company level, an investment portfolio of $63.9 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends from and payments on surplus notes by FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1997. Based upon FSA's statutory statements for the quarter ended June 30, 1998, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $51.3 million. In addition, the Company holds a $50 million surplus note of FSA. Payments of principal or interest on such note may be made with the approval of the New York Insurance Department. The New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from its parent, all of which have been repurchased as of June 30, 1998.

Dividends paid by the Company to its shareholders increased to $6.2 million in the first half of 1998 from $5.8 million in the comparable period of 1997 and to $0.215 per common share in 1998 from $0.190 in 1997. In addition to paying dividends, the Company uses funds to make debt service payments and to fund employee benefit plans.

The Company has outstanding $130.0 million of 7-3/8% Senior Quarterly Income Debt Securities due September 30, 2097 and callable without premium or penalty on or after September 18, 2002.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from MediaOne for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with two banks (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. The cost of these settlements during 1997 was $2.1 million and was charged to additional paid-in capital. By the fourth quarter of 1997, such exercises by participants had increased the number of shares allocated to the Company from 1,000,000 shares to 1,187,800 shares. During the fourth quarter of 1997, the Company exercised rights under the forward agreements, purchasing 1,187,800 Forward Shares for a total cost of $33.9 million. At June 30, 1998, as a result of the Company's exercise, the repurchased shares were held as treasury stock, and 562,200 shares remained in the program. As a result of the repurchase of Forward Shares from employees and directors, 28,000 shares are held for the benefit of the Company and 534,200 shares continue to be held for the benefit of the employees and directors.

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

The Company has a credit arrangement aggregating $150.0 million at June 30, 1998, which is provided by commercial banks and intended for general application to transactions insured by FSA. At June 30, 1998, there were no borrowings under this arrangement, which expires on November 23, 1999. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $54.3 million was unutilized at June 30, 1998.

The Company has no plans for material capital expenditures within the next twelve months.

Forward-Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

      The Company's Annual Meeting of Shareholders was held on Thursday, May 14, 1998. At the 1998 Annual Meeting, shareholders elected all 12 nominees for director and approved the Company's selection of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) as independent auditors for the year ending December 31, 1998. The number of votes cast with respect to each director nominee were as follows:

   Nominee           Number of Shares Voted For        Number of Shares Withheld
   -------           --------------------------        -------------------------
John J. Byrne                 29,973,501                        24,455
Robert P. Cochran             29,973,501                        24,455
Robert N. Downey              29,973,769                        24,187
Anthony M. Frank              28,517,733                     1,480,223
Toshiki Kaneda                29,973,836                        24,120
K. Thomas Kemp                29,973,836                        24,120
David O. Maxwell              29,973,501                        24,455
James M. Osterhoff            29,973,501                        24,455
James H. Ozanne               29,973,836                        24,120
Richard A. Post               29,973,836                        24,120
Roger K. Taylor               29,973,501                        24,455
Howard M. Zelikow             29,973,836                        24,120

The selection of PricewaterhouseCoopers LLP was ratified by 29,978,804 shares; 1,237 shares were voted against ratification and holders of 17,915 shares abstained from voting on this matter.

Item 5. Other Matters

      In accordance with new Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, management proxies for the Company's 1999 Annual Meeting of Shareholders may use their discretionary voting authority with respect to any proposal presented at the meeting by a shareholder who does not provide the Company with written notice of such proposal before February 14, 1999.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (1) Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1998.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

                    By /s/ John A. Harrison
                       ---------------------------------------------------------
August 13, 1998                          John A. Harrison
                             Managing Director & Chief Financial Officer
                                    (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                         Exhibit
-----------                         -------

      1. Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1998