Form 10-Q
period 1998-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1998-11-10
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At November 6, 1998, there were outstanding 31,533,781 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,626,678 shares of Common Stock owned by a trust on behalf of the registrant and excludes 742,520 shares of Common Stock actually held in treasury).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements
              Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - September 30, 1998 and
              December 31, 1997                                                3

              Consolidated Statements of Income - Three and nine months
                  ended September 30, 1998 and 1997                            4

              Consolidated Statement of Changes in Shareholders' Equity
                  - Nine months ended September 30, 1998                       5

              Consolidated Statements of Cash Flows
                  - Nine months ended September 30, 1998 and 1997              6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

PART II       OTHER INFORMATION, AS APPLICABLE

Item 5.       Other Information                                               14

Item 6.       Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    15

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                             September 30,   December 31,
                            ASSETS                               1998           1997
                                                                 ----           ----
Bonds at market value (amortized cost of $1,415,814 and
     $1,230,479)                                              $ 1,481,100    $ 1,268,158
Equity investments at market value (cost of $35,969 and
     $29,430)                                                      36,886         30,539
Short-term investments                                             85,413        132,931
                                                              -----------    -----------
     Total investments                                          1,603,399      1,431,628
Cash                                                                5,985         12,475
Deferred acquisition costs                                        186,700        171,098
Prepaid reinsurance premiums                                      202,139        173,123
Reinsurance recoverable on unpaid losses                            1,872         30,618
Receivable for securities sold                                     17,390         20,623
Other assets                                                       75,265         61,079
                                                              -----------    -----------
          TOTAL ASSETS                                        $ 2,092,750    $ 1,900,644
                                                              ===========    ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred premium revenue                                      $   682,228    $   595,196
Losses and loss adjustment expenses                                61,323         75,417
Deferred federal income taxes                                      59,571         56,872
Ceded reinsurance balances payable                                 24,370         11,199
Payable for securities purchased                                   84,441         72,979
Notes payable                                                     130,000        130,000
Accrued expenses and other liabilities                             85,376         76,621
                                                              -----------    -----------
          TOTAL LIABILITIES                                     1,127,309      1,018,284
                                                              -----------    -----------
Preferred stock (3,000,000 shares authorized; 2,000,000
   issued and outstanding; par value of $.01 per share)                20             20
Common stock (50,000,000 shares authorized; 32,276,301
   issued; par value of $.01 per share)                               323            323
Additional paid-in capital - preferred                                680            680
Additional paid-in capital - common                               693,845        693,851
Accumulated other comprehensive income (net of deferred
   income tax provision of $23,123 and $13,575)                    42,942         25,212
Accumulated earnings                                              307,220        231,124
Deferred equity compensation                                       33,358         26,181
Less treasury stock at cost (3,868,202 and 3,521,847 shares
   held)                                                         (112,947)       (95,031)
                                                              -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                              965,441        882,360
                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,092,750    $ 1,900,644
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                             -------------            -------------
                                                          1998         1997         1998         1997
                                                          ----         ----         ----         ----
Revenues:
   Net premiums written (net of premiums ceded
      of $22,562, $13,559, $66,074 and $50,986)        $  54,462    $  28,911    $ 154,530    $ 123,590
   Increase in deferred premium revenue                  (21,844)      (1,707)     (57,539)     (44,051)
                                                       ---------    ---------    ---------    ---------
   Premiums earned (net of premiums ceded of
      $11,796, $9,525, $37,497 and $28,791)               32,618       27,204       96,991       79,539
   Net investment income                                  19,710       17,920       57,648       51,402
   Net realized gains                                      8,907        5,315       15,579        6,648
   Other income                                               44        5,765          400        9,022
                                                       ---------    ---------    ---------    ---------
                    TOTAL REVENUES                        61,279       56,204      170,618      146,611
                                                       ---------    ---------    ---------    ---------
Expenses:
   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $88, $443, $(6,780)
      and $2,881)                                          1,046        2,426        3,140        6,867
   Interest expense                                        2,408        1,834        7,250        2,917
   Policy acquisition costs                                8,397        7,365       25,311       20,714
   Other operating expenses                                6,978        6,683       18,170       15,893
                                                       ---------    ---------    ---------    ---------
                    TOTAL EXPENSES                        18,829       18,308       53,871       46,391
                                                       ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                42,450       37,896      116,747      100,220
Provision for income taxes                                11,462       10,671       31,264       27,512
                                                       ---------    ---------    ---------    ---------
NET INCOME                                                30,988       27,225       85,483       72,708

Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period      21,069       12,791       27,856       17,275
      Less:  reclassification adjustment for gains
         included in net income                           (5,789)      (3,455)     (10,126)      (4,321)
                                                       ---------    ---------    ---------    ---------
   Other comprehensive income                             15,280        9,336       17,730       12,954
                                                       ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME                                   $  46,268    $  36,561    $ 103,213    $  85,662
                                                       =========    =========    =========    =========
As based upon net income:
   Basic earnings per common share                     $    1.08    $    0.91    $    2.95    $    2.42
                                                       =========    =========    =========    =========
   Diluted earnings per common share                   $    1.03    $    0.88    $    2.83    $    2.36
                                                       =========    =========    =========    =========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                   Additional  Additional  Accumulated               Deferred
                                                    Paid-In     Paid-In    Other Comp-                Equity
                                Preferred  Common  Capital -   Capital -    rehensive   Accumulated   Compen-   Treasury
                                  Stock    Stock   Preferred     Common       Income      Earnings    sation      Stock     Total
                                  -----    -----   ---------     ------       ------      --------    ------      -----     -----
BALANCE, December 31, 1997         $20      $323      $680      $693,851     $25,212      $231,124    $26,181   $(95,031)  $882,360

Net income                                                                                  85,483                           85,483

Net unrealized gain on
    investments                                                               17,730                                         17,730

Dividends paid on common stock
    ($0.3275 per share)                                                                     (9,387)                          (9,387)

Deferred equity compensation                                                                           11,101                11,101

Deferred equity payout                                               492                               (3,857)       204     (3,161)

Purchase of 359,650 shares of
   common stock                                                                                                  (18,455)   (18,455)

Issuance of 13,295 shares of
   treasury stock for options
   exercised                                                         (16)                                 (67)       335        252

Forward share transactions-
   settlements with employees
   and directors                                                    (482)                                                      (482)

                                   ---      ----      ----      --------     -------      --------    -------  ---------   --------
BALANCE, September 30, 1998        $20      $323      $680      $693,845     $42,942      $307,220    $33,358  $(112,947)  $965,441
                                   ===      ====      ====      ========     =======      ========    =======  =========   ========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             1998             1997
                                                             ----             ----
Cash flows from operating activities:

   Premiums received, net                                $    173,581    $    119,152

   Policy acquisition and other operating expenses
     paid, net                                                (46,928)        (33,278)

   Loss and LAE recovered (paid), net                          10,928          (7,131)

   Net investment income received                              56,368          49,136

   Recoverable advances received (paid)                         1,884          (6,242)

   Federal income taxes paid                                  (41,804)        (13,479)

   Interest paid                                               (7,217)         (2,442)

   Other, net                                                  (1,235)            653
                                                         ------------    ------------
          Net cash provided by operating activities           145,577         106,369
                                                         ------------    ------------
Cash flows from investing activities:

   Proceeds from sales of bonds                             1,401,419         789,671

   Purchases of bonds                                      (1,562,778)       (853,566)

   Other, net                                                 (14,208)          7,986

   Purchases of property and equipment                           (898)         (2,547)

   Net decrease (increase) in short-term securities            51,708        (131,920)
                                                         ------------    ------------
          Net cash used for investing activities             (124,757)       (190,376)
                                                         ------------    ------------
Cash flows from financing activities:

   Issuance of long-term debt, net                                            125,905

   Repayment of debt                                                          (30,000)

   Dividends paid                                              (9,387)         (8,879)

   Treasury stock                                             (18,252)         (2,215)

   Other                                                          329            (540)
                                                         ------------    ------------
          Net cash provided by (used for) financing
             activities                                       (27,310)         84,271
                                                         ------------    ------------
Net increase (decrease) in cash                                (6,490)            264

Cash at beginning of period                                    12,475           8,146
                                                         ------------    ------------
Cash at end of period                                    $      5,985    $      8,410
                                                         ============    ============

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1998 and 1997

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At September 30, 1998, the Company was owned 42.6% by MediaOne Capital Corporation (MediaOne), formerly U S WEST Capital Corporation, 12.2% by Fund American Enterprises Holdings, Inc. (Fund American) and its subsidiaries, 6.8% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 38.4% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

5. SUBSEQUENT EVENTS

      On November 3, 1998, the Company and EXEL Limited closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies has been initially capitalized with approximately $100,000,000. One company, Financial Security Assurance International Ltd., is an indirect subsidiary of FSA and the other company, X.L. Financial Assurance Ltd., is a subsidiary of EXEL Limited. The Company has a minority interest in the EXEL company, and EXEL has a minority interest in the FSA company. In conjunction with forming the new companies, the Company and EXEL Limited swapped $80,000,000 of their respective common shares, with the Company delivering to EXEL Limited 1,632,653 common shares out of treasury. The Company then sold $60,000,000 of the EXEL shares to an unrelated third party in order to fund, in part, its investment in Financial Security Assurance International Ltd.

      On November 6, 1998, the Company entered into an agreement to sell, subject to customary closing conditions, $100,000,000 of 6.95% Senior Quarterly Income Debt Securities due 2098 and callable without premium or penalty commencing November, 2003 or at any time following certain tax events. The proceeds from the sale of the securities will be used to augment the capital of the Company's insurance company subsidiaries and for general corporate purposes.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1998 and 1997 Third Quarter Results

The Company's 1998 third quarter net income was $31.0 million, compared with $27.2 million for the same period in 1997, an increase of 13.8%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $27.3 million, compared with $22.5 million for the same period in 1997, an increase of 21.5%. Total core revenues in the third quarter of 1998 increased $8.1 million, from $43.3 million in 1997 to $51.4 million in 1998, while total core expenses increased $1.9 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the performance share program and other non-operating items) was $27.8 million for the third quarter of 1998 versus $23.5 million for the comparable period in 1997, an increase of $4.3 million or 18.5%.

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

Gross premiums written increased 81.4%, to $77.0 million for the third quarter of 1998 from $42.5 million for the third quarter of 1997. Gross PV premiums written increased 102.5%, to $89.9 million in 1998 from $44.4 million in the third quarter of 1997. The increase in gross PV premiums written was the result of higher volume in both the municipal sector and the asset-backed sector. In the third quarter of 1998, asset-backed gross PV premiums written were $40.0 million, as compared with $18.1 million in 1997, an increase of 121.2%. For the municipal business, gross PV premiums written in the third quarter increased from $26.3 million in 1997 to $49.9 million in 1998, an increase of 89.7%.

In the third quarter of 1998, the Company insured par value of bonds totaling $13.4 billion, an 85.6% increase over the same period in 1997. FSA's third quarter asset-backed component rose 28.7% to $4.9 billion while its municipal sector rose 148.7% to $8.5 billion.

Net premiums written were $54.5 million for the third quarter of 1998, an increase of 88.4% when compared with 1997. Net premiums earned for the third quarter of 1998 were $32.6 million, compared with $27.2 million in the third quarter of 1997, an increase of 19.9%. Premiums earned from refundings and prepayments were $1.0 million for the third quarter of 1998 and $2.2 million for the same period of 1997, contributing $0.5 million and $1.0 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 26.4% relative to the same period in 1997 when the effects of refundings and prepayments are eliminated.

Net investment income was $19.7 million for the third quarter of 1998 and $17.9 million for the comparable period in 1997, an increase of 10.0%. The Company's effective tax rate on investment income was 20.1% for the third quarter of 1997 compared with 17.2% for the same period in 1998. In the third quarter of 1998, the Company realized $8.9 million in net capital gains as compared with net capital gains of $5.3 million for the same period in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

During the third quarter of 1997, the Company realized a $5.4 million net gain from the sale of a subsidiary. The subsidiary was sold because its insurance licenses were no longer required.

The provision for losses and loss adjustment expenses during the third quarter of 1998 was $1.0 million compared with $2.4 million in 1997, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At September 30, 1998, the unallocated balance in the Company's general loss reserve was $55.3 million.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $4.0 million for the third quarter of 1998 compared with $3.9 million for the same period of 1997) were $11.4 million for the third quarter of 1998 compared with $10.1 million for the same period in 1997, an increase of 12.5%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $11.1 million for the third quarter of 1998 compared with $9.4 million for the same period in 1997, an increase of 18.0%. The increase was the result of higher DAC amortization due to a higher level of premiums earned, personnel costs and bank facility fees.

Income before income taxes for the third quarter of 1998 was $42.5 million, up from $37.9 million, or 12.0%, for the same period in 1997.

The Company's effective tax rate for the third quarter of 1998 was 27.0% compared with 28.2% for the same period in 1997.

The weighted average number of diluted shares of common stock outstanding decreased to 30,012,000 for the quarter ended September 30, 1998, from 31,069,000 during the third quarter of 1997. This decrease was due to shares the Company repurchased to fund obligations under employee benefit plans and to close out a portion of its forward share purchase arrangement, as discussed in previous filings, partially offset by an increase in the dilutive effect of its convertible preferred stock and shares issuable under its performance share program. Diluted earnings per share increased to $1.03 for the third quarter of 1998 from $0.88 for the same period in 1997.

The Company has assessed its internal operating systems and software for Year 2000 compliance. Management does not expect that the arrival of the Year 2000 will require any material upgrade to its internal systems or software. The Company is conducting a survey of Year 2000 readiness of trustees, servicers, issuers and other parties in FSA-insured transactions. While such other parties have not informed the Company of any material issues regarding Year 2000 readiness, there can be no assurance that each such party will be Year 2000 compliant. Failure by an issuer or servicer in an FSA-insured transaction to be Year 2000 compliant may result in unanticipated claims upon FSA. While FSA generally would be entitled to reimbursement for any such claims paid, the liquidity exposure to FSA from such claims could be material. Failure by a trustee in an FSA-insured transaction to make payments to insured securityholders due to failure by the trustee to be Year 2000 compliant generally would not entitle the trustee to make claims upon FSA.

1998 and 1997 First Nine Months Results

The Company's 1998 first nine months net income was $85.5 million, compared with $72.7 million for the same period in 1997, an increase of 17.6%. Core net income was $78.3 million, compared with $65.1 million for the same period in 1997, an increase of 20.3%. Total core revenues in the first nine months of 1998 increased $21.7 million, from $124.2 million in 1997 to $145.9 million in 1998, while total core expenses increased $4.5 million. Operating net income was $82.6 million for the first nine months of 1998 versus $68.6 million for the comparable period in 1997, an increase of $14.0 million or 20.3%.

Gross premiums written increased 26.4%, to $220.6 million for the first nine months of 1998 from $174.6 million for the same period in 1997. Also, gross PV premiums written increased 42.4%, to $247.9 million in 1998 from $174.1 million for the comparable period in 1997. In the first nine months of 1998, asset-backed gross PV premiums written were $91.9 million, as compared with $78.3 million in the same period during 1997, an increase of 17.4% due to higher levels of consumer and structured finance transactions partially offset by lower international business. For the municipal business, gross PV premiums written in the first nine months increased to $156.0 million in 1998 from $95.8 million in 1997, an increase of 62.8%.

In the first nine months of 1998, the Company insured par value of bonds totaling $39.6 billion, a 68.5% increase over the same period in 1997. For the first nine months, FSA's asset-backed sector rose 14.1% to $14.4 billion while its municipal sector rose 132.1% to $25.2 billion.

Net premiums written were $154.5 million for the first nine months of 1998, an increase of $30.9 million, or 25.0%, when compared with the same period during 1997. Net premiums earned for the first nine months of 1998 were $97.0 million, compared with $79.5 million in the same period of 1997, an increase of 21.9%. Premiums earned from refundings and prepayments were $9.2 million for the first nine months of 1998 and $7.8 million for the same period of 1997, contributing $4.3 million and $3.6 million, respectively, to after-tax earnings. Net premiums earned for the first nine months grew 22.3% relative to the same period in 1997 when the effects of refundings and prepayments are eliminated.

Net investment income was $57.6 million for the first nine months of 1998 and $51.4 million for the comparable period in 1997, an increase of 12.1%. The Company's effective tax rate on investment income was 19.7% for the first nine months of 1997 compared with 17.8% for the same period in 1998. In the first nine months of 1998, the Company realized $15.6 million in net capital gains as compared with $6.6 million for the same period in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period. The Company also realized in the first nine months of 1997 a net gain of $7.0 million on the sale of non-essential subsidiaries.

The provision for losses and loss adjustment expenses during the first nine months of 1998 was $3.1 million compared with $6.9 million for the same period in 1997, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $11.1 million for the first nine months of 1998 compared with $7.4 million for the same period of 1997) were $32.4 million for the first nine months of 1998 compared with $29.2 million for the same period in 1997, an increase of 10.9%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $29.8 million for the first nine months of 1998 compared with $26.9 million for the same period in 1997, an increase of 10.7%.

Income before income taxes for the first nine months of 1998 was $116.7 million, up from $100.2 million, or 16.5%, for the same period in 1997.

The Company's effective tax rate for the first nine months of 1998 was 26.8% compared with 27.5% for the same period in 1997.

The weighted average number of diluted shares of common stock outstanding decreased from 30,910,000 during the first nine months of 1997 to 30,252,000, for the nine months ended September 30, 1998. Diluted earnings per share increased to $2.83 for the first nine months of 1998 from $2.36 for the same period in 1997.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at September 30, 1998, net of unsettled security transactions, was $1,536.3 million, compared with the December 31, 1997 balance of $1,379.3 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $66.2 million at September 30, 1998 and $38.8 million at December 31, 1997.

At September 30, 1998, the Company had, at the holding company level, an investment portfolio of $56.2 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends from and payments on surplus notes by FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1997. Based upon FSA's statutory statements for the quarter ended September 30, 1998, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $50.4 million. In addition, the Company holds a $50 million surplus note of FSA. Payments of principal or interest on such note may be made with the approval of the New York Insurance Department. The New York Superintendent has approved the repurchase by FSA of up to $75.0 million of its shares from its parent, all of which have been repurchased by June 30, 1998.

Dividends paid by the Company to its shareholders increased to $9.4 million in the first nine months of 1998 from $8.9 million in the comparable period of 1997 and to $0.3275 per common share in the first nine months of 1998 from $0.2975 in the first nine months of 1997. In addition to paying dividends, the Company uses funds to make debt service payments and to fund employee benefit plans.

The Company has outstanding $130.0 million of 7-3/8% Senior Quarterly Income Debt Securities due September 30, 2097 and callable without premium or penalty on or after September 18, 2002.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from MediaOne for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with two banks (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. The cost of these settlements during 1997 was $2.1 million and was charged to additional paid-in capital. By the fourth quarter of 1997, such exercises by participants had increased the number of shares allocated to the Company from 1,000,000 shares to 1,187,800 shares. During the fourth quarter of 1997, the Company exercised rights under the forward agreements, purchasing 1,187,800 Forward Shares for a total cost of $33.9 million. At September 30, 1998, as a result of the Company's exercise, the repurchased shares were held as treasury stock, and 562,200 shares remained in the program. As a result of the repurchase of Forward Shares from employees and directors, 31,078 shares are held for the benefit of the Company and 531,122 shares continue to be held for the benefit of the employees and directors.

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

FSA has a credit arrangement aggregating $150.0 million at September 30, 1998, which is provided by commercial banks and intended for general corporate purposes, including application to transactions insured by FSA. At September 30, 1998, there were no borrowings under this arrangement. The banks' commitments to lend under the arrangement expire August 30, 1999, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $45.3 million was unutilized at September 30, 1998.

The Company has no plans for material capital expenditures within the next twelve months.

Subsequent Events

On November 3, 1998, the Company and EXEL Limited closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies has been initially capitalized with approximately $100,000,000. One company, Financial Security Assurance International Ltd., is an indirect subsidiary of FSA and the other company, X.L. Financial Assurance Ltd., is a subsidiary of EXEL Limited. The Company has a minority interest in the EXEL company, and EXEL has a minority interest in the FSA company. In conjunction with forming the new companies, the Company and EXEL Limited swapped $80,000,000 of their respective common shares, with the Company delivering to EXEL Limited 1,632,653 common shares out of treasury. The Company then sold $60,000,000 of the EXEL shares to an unrelated third party in order to fund, in part, its investment in Financial Security Assurance International Ltd.

On November 6, 1998, the Company entered into an agreement to sell, subject to customary closing conditions, $100,000,000 of 6.95% Senior Quarterly Income Debt Securities due 2098 and callable without premium or penalty commencing November, 2003 or at any time following certain tax events. The proceeds from the sale of the securities will be used to augment the capital of the Company's insurance company subsidiaries and for general corporate purposes.

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

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information

      On November 3, 1998, the Company and EXEL Limited closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies has been initially capitalized with approximately $100,000,000. One company, Financial Security Assurance International Ltd., is an indirect subsidiary of FSA and the other company, X.L. Financial Assurance Ltd., is a subsidiary of EXEL Limited. The Company has a minority interest in the EXEL Limited company, and EXEL Limited has a minority interest in the FSA company. In conjunction with forming the new companies, the Company and EXEL Limited swapped $80,000,000 of their respective common shares, based upon the closing price for such shares on the New York Stock Exchange on October 29, 1998, with the Company delivering to EXEL Limited 1,632,653 unregistered shares of common stock, $0.01 par value, out of treasury and with EXEL Limited delivering to the Company 1,066,667 class A ordinary shares. The Company issued its common shares to EXEL Limited in reliance upon an exemption from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act. EXEL Limited represented that it took such shares as an investment and without a view to distribute such shares. In connection with such transaction, the Company entered into a registration rights agreement with EXEL Limited pursuant to which EXEL Limited is entitled to cause the Company to register such shares under the Act upon the terms set forth in such agreement. The Company then sold 800,000 of the EXEL Limited shares to an unrelated third party for $60,000,000 in cash in order to fund, in part, its investment in Financial Security Assurance International Ltd.

      On November 6, 1998, the Company entered into an agreement to sell, subject to customary closing conditions, $100,000,000 of 6.95% Senior Quarterly Income Debt Securities due 2098 and callable without premium or penalty commencing November 2003 or at any time following certain tax events. The proceeds from the sale of the securities will be used to augment the capital of the Company's insurance company subsidiaries and for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (10) Credit Agreement dated as of August 31, 1998 among Financial Security Assurance Inc., each of its insurance company affiliates listed on Schedule I attached thereto, the Banks party thereto from time to time and Deutsche Bank AG, New York Branch, as Agent

            (27)  Financial data schedules

            (99) Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1998

      (b) Reports on Form 8-K

            None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                       By  /s/ Jeffrey S. Joseph
                         -------------------------------------------------------
November 10, 1998                           Jeffrey S. Joseph
                       Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                             Exhibit
-----------                             -------

      (10)  Credit Agreement dated as of August 31, 1998 among Financial
                  Security Assurance Inc., each of its insurance company affiliates listed on Schedule I attached thereto, the Banks party thereto from time to time and Deutsche Bank AG, New York Branch, as Agent

      (27)  Financial data schedules

      (99)  Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1998