Form 10-K
period 1998-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-03-25
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
       Common Stock, par value $.01 per share                New York Stock Exchange, Inc.
7.375% Senior Quarterly Income Debt Securities Due 2097      New York Stock Exchange, Inc.
6.950% Senior Quarterly Income Debt Securities Due 2098      New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 11, 1999 was $1,609,291,128 (based upon the closing price of the registrant's shares on the New York Stock Exchange on March 11, 1999, which was $53.875). For purposes of the foregoing, only MediaOne Capital Corporation and Fund American Enterprises Holdings, Inc. were deemed to be affiliates of the registrant.

      At March 11, 1999, there were outstanding 31,533,781 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,360,159 shares of Common Stock owned by a trust on behalf of the Company and excludes 742,520 shares of Common Stock actually held in treasury).

Documents Incorporated By Reference

      Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II hereof. Portions of the registrant's definitive Proxy Statement dated March 26, 1999 in connection with the Annual Meeting of Shareholders to be held on May 13, 1999 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page

Item 1.  Business...........................................................   2

Item 2.  Properties.........................................................  23

Item 3.  Legal Proceedings..................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders................  23

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  24

Item 6.  Selected Financial Data............................................  24

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  24

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.........  24

Item 8.  Financial Statements and Supplementary Data........................  24

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  24

Item 10. Directors and Executive Officers of the Registrant.................  25

Item 11. Executive Compensation.............................................  25

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  25

Item 13. Certain Relationships and Related Transactions.....................  25

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  26

Item 1. Business.

General

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "triple-A" by the major securities ratings agencies and obligations dinsured by FSA are generally awarded "triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 1998, FSA had gross premiums written of $319.3 million, of which 70% related to insurance of municipal obligations and 30% related to insurance of asset-backed obligations. At December 31, 1998, FSA had net insurance in force of $160.0 billion, of which 70% represented insurance of municipal obligations and 30% represented insurance of asset-backed obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia and Puerto Rico.

      FSA owns FSA Insurance Company ("FSAIC"), which in turn owns Financial Security Assurance International Ltd. ("FSA International"), Financial Security Assurance (U.K.) Limited ("FSA-UK") and Financial Security Assurance of Oklahoma, Inc. ("FSA Oklahoma"). FSA International is a Bermuda domiciled insurance company that primarily provides financial guaranty insurance for transactions outside United States and European markets as well as reinsurance to FSA. FSA-UK is a United Kingdom domiciled insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSAIC is an Oklahoma domiciled insurance company that primarily provides reinsurance to FSA. FSA Oklahoma ceased to be an operating company in 1998. All such insurance company subsidiaries are wholly owned, except that XL Capital Ltd owns a minority interest in FSA International as described below.

      FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing the investment portfolios of the Company and its affiliates.

      Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of the Company and its subsidiaries and of certain third parties.

      When it commenced operations in 1985, the Company was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation ("U S WEST"), which has since changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne is a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Fire Insurance Co. Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

      In 1994, the Company completed an initial public offering (the "IPO") of common shares, at which time Fund American Enterprises Holdings, Inc. (together with its wholly owned subsidiaries, "Fund American") made an investment in the Company and entered into certain agreements providing, among other things, Fund American certain rights to acquire additional shares of the Company from the Company and MediaOne. Pursuant to these agreements, the Company issued to Fund American 2,000,000 shares of Series A non-dividend paying voting convertible preferred stock having a liquidation preference of $700,000. Fund American primarily operates businesses in insurance and mortgage banking.

      In 1998, the Company and XL Capital Ltd ("XL") entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies--FSA International and XL Financial Assurance Ltd ("XLFA"). XL owns a minority interest in FSA International and the Company owns a minority interest in XLFA. In connection with such joint ventures, XL acquired an interest in the Company and the Company acquired an interest in XL. XL is a major Bermuda insurance company.

      At December 31, 1998, voting control of the Company was held 32.0% by MediaOne, 23.1% by Fund American, 6.1% by Tokio Marine, 5.1% by XL and 33.7% by the public and employees. MediaOne has previously announced its intention to dispose of its remaining interest in the Company as part of its strategic plan to withdraw from businesses not directly involved in telecommunications. Most of the Company's shares owned by MediaOne are either subject to stock options held by Fund American or potentially deliverable in satisfaction of DECS (Debt Exchangeable for Common Stock) securities issued by MediaOne and maturing in May 1999.

      The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company also maintain offices domestically in San Francisco and Dallas and abroad in London, Singapore, Bermuda, Paris, Tokyo, Sydney and Madrid.

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

      The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations. The Company believes that the demand for its financial guaranty insurance will grow over the long term in response to anticipated growth in insured asset-backed and municipal obligations. The Company expects continued growth in the insurance of asset-backed obligations, due in part to the continued expansion of asset securitization outside of the residential mortgage sector. In the long term, the Company also expects continued growth in the insurance of municipal obligations, due in part to increased issuance of municipal bonds to finance repairs and improvements to the nation's infrastructure and increased municipal bond purchases by individuals who generally purchase insured obligations. In addition, the percentage of new domestic municipal bond volume which is insured has increased each year since 1986, to 50.8% for the year ending 1998 according to published sources. Financial guaranty insurance has also begun to be applied to obligations of municipal issuers located outside of the United States.

      The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company selectively pursues international opportunities and currently operates in the European and Asia Pacific markets.

Business of FSA

General

      The business of FSA is managed by its Management Committee, comprised of its Chairman, President, Chief Operating Officer, Chief Underwriting Officer, General Counsel and Chief Financial Officer. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed obligations as described below.

Asset-Backed Obligations

      Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans and credit card receivables, monoline financial guarantors also insure asset-backed obligations secured by less diverse payment sources, such as utility mortgage bonds and multifamily real estate.

      In general, asset-backed obligations are payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of asset-backed obligations generally have the benefit of overcollateralization, excess cash flow or one or more forms of credit enhancement to cover credit risks associated with the related assets.

      The following table sets forth certain industry information relating to selected asset-backed obligations for the periods indicated:

                          New Asset-Backed Obligations

                                                                               Asset-Backed
                  Volume of                                 Combined              Volume
                Private-Label       Volume of Other          Volume             Insured by
                 Residential            Public                 of                Monoline
                   Mortgage          Asset-Backed          Asset-Backed         Insurance
                Obligations(1)      Obligations(2)        Obligations(3)       Companies(4)
                --------------      --------------        --------------       ------------
                                          (dollars in billions)
1991..........    $ 49.3               $ 50.6               $  99.9               $  9.8
1992..........      89.5                 51.1                 140.6                 10.3
1993..........      98.5                 61.0                 159.5                 21.4
1994..........      63.2                 75.5                 138.7                 24.7
1995..........      37.0                108.0                 145.0                 44.7
1996..........      38.4                151.1                 189.5                 74.5
1997..........      63.3                176.0                 239.5                 92.6
1998..........     132.7                178.8                 311.5                N/A(5)

----------
(1) Information is from Inside Mortgage Securities, January 8, 1993, January 14, 1994, January 20, 1995, February 2, 1996, and Inside MBS & ABS, February 14, 1997, January 16, 1998, and January 8, 1999, and includes all U.S. public and rated private residential first mortgage-backed transactions, except obligations issued or guaranteed by government related entities.
(2) Information is from Asset Sales Report, January 18, 1993, January 25, 1993, January 10, 1994, January 9, 1995, January 22, 1996, January 27,
      1997, January 5, 1998, and March 1 , 1999 and includes all U.S. public asset-backed obligations (other than commercial paper transactions) backed by consumer receivables (including home equity loans), pooled corporate obligations and commercial mortgages.
(3) Combined volume excludes: (i) private placement non-residential asset-backed obligations, (ii) asset-backed commercial paper, and (iii) non-U.S. obligations.
(4) Information is based on data provided by the Association of Financial Guaranty Insurors (AFGI).
(5)   Not available.

      The data set forth in the table above excludes privately placed non-residential mortgage transactions as well as non-domestic issues. As a result, the table omits information regarding most "collateralized debt obligation" securitizations, which represented a significant sector in the insured asset-backed market in 1998.

      The issuance of asset-backed obligations of the type included in the table experienced substantial growth in each year from 1991 to 1998, with the exception of 1994. The combined volume of such asset-backed obligations grew from $99.9 billion in 1991 to $311.5 billion in 1998.

      The largest single component of public, non-residential asset-backed obligations was credit card securitizations in 1991, automobile loan securitizations in 1992 and 1993, credit card securitizations in 1994, 1995 and 1996, and home equity loan securitizations in 1997 and 1998.

      The par value of new asset-backed obligations insured by monoline financial guaranty insurance companies rose in every year from 1991 through 1997.

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

      Residential mortgage-backed issuance declined in 1994 because interest rates rose, causing a reduction in mortgage loan refinancings and therefore in the amount of new loan originations available for securitization. The decline continued in 1995, as interest rates stabilized, and ended in 1996. Issuance increased in 1997 and 1998 due to falling interest rates. In addition, a substantial amount of residential first mortgage loans were securitized in the home equity loan sector of the asset-backed market in 1996, 1997 and 1998.

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

      Insurance of municipal obligations represents the largest portion of the financial guaranty insurance business. Since the early 1980s, insured municipal obligation volume has grown substantially in terms of insurance in force, the number of municipalities issuing insured obligations and the types of municipal obligations that are insured. The percentage of municipal obligations insured has also increased substantially. From 1989 to 1993, municipal issuance increased each year. The low market interest rates which prevailed during 1993 resulted in record levels of new issuances and refundings of municipal bonds. As expected, these record levels of issuances and refundings were not sustained when interest rates increased. Consequently, the volume of issuances and refundings of municipal bonds, and opportunities to write insurance for such bonds, fell significantly in 1994 and modestly in 1995. Both total issuance and refundings increased in 1996, 1997 and 1998, primarily because of lower interest rates.

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                                       New Insured
                                                                          Volume
                                               New          New         as Percent
                                              Total        Insured     of New Total
Year                                          Volume       Volume         Volume
----                                          ------       ------         ------
                                            (dollars in billions)
1989.......................................  $125.0       $ 31.1           24.9%
1990.......................................   127.8         33.5           26.2
1991.......................................   172.4         51.9           30.1
1992.......................................   234.7         80.8           34.4
1993.......................................   292.2        107.9           36.9
1994.......................................   165.0         61.5           37.3
1995.......................................   160.0         68.5           42.8
1996.......................................   185.0         85.7           46.3
1997.......................................   220.7        107.5           48.7
1998.......................................   284.2        144.4           50.8

----------
(1) Information is based on data provided in The Bond Buyer, January 7, 1999. Volume is expressed in terms of principal insured.

Types of Products

      FSA's insurance is employed in both the new issue and secondary markets. Insurance premium rates take into account the projected return to and risk assumed by FSA. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. Each obligation is evaluated on the basis of such factors and subject to FSA's underwriting guidelines. The final premium rate is generally a function of market factors, including the interest rate savings to the issuer from the use of insurance.

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

      In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS(R)) Program provides insurance for uninsured asset-backed obligations trading in the secondary market. TAGSS-insured securities include mortgage-backed securities and utility first mortgage bonds. Likewise, FSA's Custody Receipt Program provides insurance for uninsured municipal obligations trading in the secondary market. The insurance of obligations outstanding in the secondary market generally affords a wider secondary market and therefore greater marketability to a given issue of previously issued obligations. FSA's underwriting guidelines require it to apply the same underwriting standards on secondary market issues that it does on new security issues, although the evaluation procedures are typically abbreviated.

      FSA insures guaranteed investment contracts ("GIC's"), GIC equivalents and obligations under interest rate, currency and credit default swap transactions, both alone and in connection with asset-backed and municipal transactions employing FSA insurance. FSA writes portfolio insurance for securities held by investment funds, such as unit investment trusts and mutual funds. Such insurance covers securities either while they are held by the fund or to their maturity, whether or not held by the fund.

      FSA also issues surety bonds under its Sure-Bid(R) program, which provides an alternative to issuers and financial advisors to traditional types of good faith deposits on competitive municipal bond transactions.

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 1998 and 1997 with respect to each type of asset-backed and municipal program:

            Net Par Amount and Percentage Outstanding by Program Type

                                              December 31, 1998
                            ------------------------------------------------------
                               Asset-Backed Programs         Municipal Programs
                            --------------------------  --------------------------
                                             Percent
                                                of                     Percent of
                                            Total Net       Net         Total Net
                                 Net           Par          Par            Par
                             Par Amount       Amount       Amount         Amount
                            Outstanding    Outstanding  Outstanding    Outstanding
                            -----------    -----------  -----------    -----------
                                            (dollars in millions)
New Issue ..............      $34,972          93.4%      $59,986          90.9%
Secondary Market .......        2,432           6.5         6,020           9.1
Portfolio Insurance ....           19           0.1            --           0.0
                              -------         -----       -------         -----
    Total ..............      $37,423(1)      100.0%      $66,006(2)      100.0%
                              =======         =====       =======         =====

                                               December 31, 1997
                            ------------------------------------------------------
                               Asset-Backed Programs         Municipal Programs
                            --------------------------  --------------------------
                                             Percent
                                                of                     Percent of
                                            Total Net       Net         Total Net
                                 Net           Par          Par            Par
                             Par Amount       Amount       Amount         Amount
                            Outstanding    Outstanding  Outstanding    Outstanding
                            -----------    -----------  -----------    -----------
                                            (dollars in millions)
New Issue ..............      $26,989          95.5%      $39,976          87.6%
Secondary Market .......        1,244           4.4         5,652          12.4
Portfolio Insurance ....           26           0.1            --           0.0
                              -------         -----       -------         -----
    Total ..............      $28,259(1)      100.0%      $45,628(2)      100.0%
                              =======         =====       =======         =====

----------
(1) Excludes $200 million and $231 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1998 and 1997, respectively.
(2) Excludes $1,044 million and $1,361 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1998 and 1997, respectively.

Insurance in Force

      FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, auto loans, other consumer receivables, corporate bonds, bank loans, government debt and multifamily mortgage loans. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds. In 1990, FSA ceased writing insurance backed by commercial mortgage loans, and today retains only minor net insurance in force in that sector.

      FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 1998, FSA and its subsidiaries had in force 631 issues insuring approximately $46.9 billion in gross direct par amount outstanding of asset-backed obligations and 4,768 issues insuring approximately $89.3 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 1998, FSA had assumed pursuant to certain reinsurance contracts approximately $0.2 billion and $1.2 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $137.6 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $32.9 billion, was approximately $104.7 billion. Net par data does not distinguish between quota share and first loss reinsurance. In light of FSA's increasing use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. At December 31, 1998, the weighted average life of the direct principal insured on these policies was approximately four and thirteen years, respectively, for asset-backed and municipal obligations.

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

      Consumer Receivables. Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans and leases, manufactured housing loans and credit card receivables.

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

      Pooled Corporate Obligations. Obligations primarily backed by pooled corporate obligations include obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations" and "collateralized loan obligations". Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities.

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

      Commercial Mortgage Portfolio. FSA ceased writing insurance in this sector in 1990. Obligations backed by commercial mortgages include (a) commercial real estate obligations primarily backed by commercial real estate, including hotel properties, office buildings and warehouses, and secured by property cash flow, property values, first loss letters of credit, cash reserves and other means and
(b) corporate secured obligations secured by mortgages on properties leased to one or more affiliated corporate tenants, and supported primarily by lease cash flow and secondarily by property values.

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

      Other Municipal Bonds. Other municipal bonds insured by FSA include college and university revenue bonds, moral obligation bonds, resource recovery bonds and debt issued, guarantied or otherwise supported by non-domestic national or local governmental entities.

      A summary of FSA's insured portfolio at December 31, 1998 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance. In recent years, FSA has tended to employ quota share reinsurance in the municipal sector and first loss reinsurance in the asset-backed sector.

                Summary of Insured Portfolio at December 31, 1998

                                        Number
                                          of                                    Percent
                                        Issues       Net Par         Net        of Net
                                          In         Amount        Par and      Par and
                                         Force     Outstanding     Interest     Interest
                                       --------    -----------     --------     --------
                                                       (dollars in millions)
Asset-backed obligations
  Residential mortgages .........           339      $ 15,647      $ 20,694       12.9%
  Consumer receivables ..........           154        12,539        13,651        8.5
  Government securities .........            30           821         1,345        0.8
  Pooled corporate obligations ..            51         6,776         9,155        5.7
  Investor-owned utility
  obligations ...................            40           757         1,592        1.0
  Commercial mortgage portfolio .             9            57            69        0.0
  Other asset-backed obligations              8         1,026         1,164        0.9
                                       --------      --------      --------      -----
    Total asset-backed
    obligations .................           631        37,623        47,670       29.8
                                       --------      --------      --------      -----
Municipal obligations
  General obligation bonds ......         2,811        25,337        39,665       24.8
  Housing revenue bonds .........           229         2,509         5,066        3.2
  Municipal utility revenue bonds           492         9,218        15,772        9.9
  Health care revenue bonds .....           139         5,812        10,473        6.5
  Tax-supported (non-general
    obligation) bonds ...........           607        14,731        25,205       15.8
  Transportation revenue bonds ..            55         2,937         5,532        3.5
  Other municipal bonds .........           435         6,506        10,612        6.5
                                       --------      --------      --------      -----
    Total municipal obligations .         4,768        67,050       112,325       70.2
                                       --------      --------      --------      -----
        Total ...................         5,399      $104,673      $159,995      100.0%
                                       ========      ========      ========      =====

Obligation Type

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 Annual New Business Insured by Obligation Type

                                                Year Ended December 31,
                                      --------------------------------------------
                                      1998      1997      1996      1995      1994
                                      ----      ----      ----      ----      ----
Asset-backed obligations
  Residential mortgages ........       16%       19%       29%       26%       25%
  Consumer receivables .........       16        24        25        29        23
  Government securities ........        0         2         1         0         0
  Pooled corporate obligations .       10        10         1        10         4
  Commercial mortgage portfolio         0         0         0         0         0
  Investor-owned utility
  obligations ..................        0         0         0         0         2
  Other asset-backed obligations        2         0         2         1         2
                                      ---       ---       ---       ---       ---
    Total asset-backed
    obligations ................       44        55        58        66        56
                                      ---       ---       ---       ---       ---
Municipal obligations
  General obligations bonds ....       22        18        20        11        12
  Housing revenue bonds ........        2         1         1         2         1
  Municipal utility revenue
  bonds ........................        9         2         4         4         8
  Health care revenue bonds ....        6         4         2         3         4
  Tax-supported (non-general
    obligation) bonds ..........       10        10         9         6        11
  Transportation revenue bonds .        2         2         1         6         1
  Other municipal bonds ........        5         8         5         2         7
                                      ---       ---       ---       ---       ---
    Total municipal obligations        56        45        42        34        44
                                      ---       ---       ---       ---       ---
        Total ..................      100%      100%      100%      100%      100%
                                      ===       ===       ===       ===       ===

Terms to Maturity

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 1998 and 1997:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                  December 31, 1998           December 31, 1997
                                ---------------------       ---------------------
                                                 (in millions)
        Estimated               Asset-                      Asset-
     Term to Maturity           Backed      Municipal       Backed      Municipal
     ----------------           ------      ---------       ------      ---------
0 to 5 Years ...........       $ 8,468       $ 2,756       $ 7,553       $ 2,230
5 to 10 Years ..........         7,516         7,495         5,637         5,683
10 to 15 Years .........         5,661        12,427         2,858         8,257
15 to 20 Years .........           670        20,265           524        14,340
20 Years and Above .....        15,308        24,107        11,917        16,479
                               -------       -------       -------       -------
  Total ................       $37,623       $67,050       $28,489       $46,989
                               =======       =======       =======       =======

----------
(1) Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Issue Size

      The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 1998:

              Asset-Backed -- Original Net Par Amount Per Issue(1)

                                                Percent                 Percent of
                                                  of                      Total
                                  Number         Total       Net Par     Net Par
       Original                     of          Number       Amount       Amount
    Net Par Amount               Policies     of Issues    Outstanding  Outstanding
    --------------               --------     ---------    -----------  -----------
                                                (dollars in millions)
Less than $10 million ......          477        37.3%      $   656         1.8%
$10 to $25 million .........          144        11.2         1,143         3.0
$25 to $50 million .........          151        11.8         1,801         4.8
$50 million or greater .....          508        39.7        33,823        90.4
                                  -------      ------       -------      ------
  Total ....................        1,280       100.0%      $37,423       100.0%
                                  =======      ======       =======      ======

----------
(1) Does not include $200 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                Municipal -- Original Net Par Amount Per Issue(1)

                                                Percent                 Percent of
                                                  of                      Total
                                  Number         Total       Net Par     Net Par
       Original                     of          Number       Amount       Amount
    Net Par Amount               Policies     of Issues    Outstanding  Outstanding
    --------------               --------     ---------    -----------  -----------
                                                (dollars in millions)
Less than $10 million ........     6,644         75.9%       $18,190       27.6%
$10 to $25 million ...........     1,252         14.3         13,156       19.9
$25 to $50 million ...........       427          4.9          9,782       14.8
$50 million or greater .......       434          4.9         24,878       37.7
                                 -------        -----        -------      -----
  Total ......................     8,757        100.0%       $66,006      100.0%
                                 =======        =====        =======      =====

----------
(1) Does not include $1,044 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

Geographic Concentration

      In its asset-backed business, FSA considers geographic concentration as a factor in underwriting insurance covering securitizations of asset pools such as residential mortgage loans or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitizations, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not considered to be a significant credit factor given other more relevant measures of diversification such as issuer or industry diversification.

      FSA seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of FSA's net par amount outstanding of insured municipal securities:

                                    Municipal
                        Insured Portfolio by Jurisdiction
                              at December 31, 1998

                                                                        Percent of
                                                                          Total
                                           Number         Net Par      Municipal Net
                                            of             Amount       Par Amount
       Jurisdiction                       Issues        Outstanding     Outstanding
       ------------                       ------        -----------     -----------
                                                   (dollars in millions)
California ...................              517          $10,233           15.3%
New York .....................              388            5,836            8.7
Pennsylvania .................              356            4,821            7.2
Texas ........................              414            4,128            6.1
Florida ......................              130            4,091            6.1
New Jersey ...................              275            3,475            5.2
Illinois .....................              359            3,125            4.7
Massachusetts ................              126            2,259            3.4
Michigan .....................              217            2,161            3.2
Wisconsin ....................              252            1,685            2.5
Indiana ......................              103            1,461            2.2
Minnesota ....................              146            1,340            2.0
All other states .............            1,453           20,993           31.3
Non-U.S ......................               32            1,442            2.1
                                        -------          -------          -----
    Total ....................            4,768          $67,050          100.0%
                                        =======          =======          =====

Issuer Concentration

      FSA has adopted underwriting and exposure management policies designed to limit the net par insured for any one credit. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 1998, insurance of asset-backed obligations constituted 35.9% of FSA's net par outstanding and insurance of municipal obligations constituted 64.1% of FSA's net par outstanding. At such date, FSA's ten largest net insured asset-backed transactions represented $6.2 billion, or 6.0%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $3.6 billion, or 3.5%, of its total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. FSA is also subject to certain regulatory limits and rating agency guidelines on exposure to single credits.

      The following tables set forth the net par amount outstanding of FSA's insurance for the ten largest asset-backed transactions and municipal credits insured by FSA at December 31, 1998. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance. In recent years, FSA has tended to employ quota share reinsurance in the municipal sector and first loss reinsurance in the asset-backed sector.

       Ten Largest Insured Asset-Backed Transactions at December 31, 1998

                                                                               Net Par
                                                                                Amount
           Transaction                                 Asset Type            Outstanding
           -----------                                 ----------            -----------
                                                                            (in millions)
IMC Home Equity Loan Trust 1998-3...........     Residential Mortgages       $   816.5
New Century 1998 - NC5......................     Residential Mortgages           816.0
WFS Financial 1998-C........................     Consumer Receivables            652.5
New Century 1998 - NC7......................     Residential Mortgages           645.7
IMC Home Equity Loan Trust 1998-6...........     Residential Mortgages           604.3
PAMCO CLO Series 1997-1.....................     Pooled Corporate                577.1
Americredit 1998-D..........................     Consumer Receivables            545.0
WFS Financial 1998-B........................     Consumer Receivables            541.8
Norse CBO...................................     Pooled Corporate                530.5
Arcadia Auto Receivable Trust 1998-C........     Consumer Receivables            497.8
                                                                              --------
  Total.....................................                                  $6,227.2
                                                                              ========

           Ten Largest Insured Municipal Credits at December 31, 1998

                                                                              Net Par
                                                                               Amount
           Credit                               Obligation Type             Outstanding
           ------                               ---------------             -----------
                                                                           (in millions)
Long Island Power Authority.................    Utility Revenue              $  430.7
New York State Dormitory Agency.............    Tax-Supported                   413.7
Puerto Rico Electric Power Authority........    Utility Revenue                 389.5
New York City...............................    General Obligation              363.9
Puerto Rico Municipal Finance Agency........    Other Obligation                355.3
Washington State Public Power Supply System.    Utility Revenue                 344.0
State of New Jersey Pension Obligations.....    Tax-Supported                   338.2
Florida State Department of Natural Resources   Tax-Supported                   332.8
State of California.........................    General Obligation              323.2
New  York   City   Municipal   Water   Finance
Authority...................................    Utility Revenue                 316.6
                                                                             --------
  Total.....................................                                 $3,607.9
                                                                             ========

Credit Underwriting Guidelines, Standards and Procedures

      Financial guaranty insurance written by FSA relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy written or reinsured by FSA is designed to meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee which periodically reviews completed transactions to ensure conformity with underwriting guidelines and standards.

      FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," or reserves) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization or third-party protection may not, however, be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of asset-backed insured obligations rather than providing partial or first loss coverage sufficient to convey a triple-A rating on the insured obligations.

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

Corporate Research

      FSA's Corporate Research Department is comprised of a professional staff under the direction of the Chief Underwriting Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating or providing recourse in obligations insured by FSA. The Corporate Research Department also provides analysis of relevant industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

      FSA's Transaction Oversight Departments and Transaction Services Corporation ("TSC") are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to an Oversight Committee comprised of the Chairman, the General Counsel, the Chief Underwriting Officer, the Chief Municipal Underwriting Officer and the Chief Financial Officer. The Transaction Oversight Departments review each insured transaction to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

Legal

      FSA's Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by FSA. Members of the Legal Department serve on the Management Review Committee and the Municipal Underwriting Committee, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the Financial Guaranty Department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by FSA are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by FSA are ordinarily executed without employment of outside counsel. The Legal Department works closely with the transaction oversight and transaction services functions in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by FSA. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters.

Loss Reserves

      FSA establishes a case basis reserve for the present value of an estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A case basis reserve for a particular insured obligation represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation.

      In addition to its case basis reserves, FSA maintains a general reserve in order to account for unidentified risks inherent in its overall portfolio. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount was calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at a risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA will, on an ongoing basis, monitor the general reserve and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written or from replenishing amounts applied against new case basis reserves will result in a charge to earnings at that time. Amounts released from the general reserve as a result of the runoff of existing net insurance in force may be applied against additions to the general reserve required for new business written.

      FSA maintains reserves in an amount believed by its management to be sufficient to pay the present value of its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured. At December 31, 1998 and 1997, FSA's net loss reserves totaled $60.0 million and $44.8 million, respectively. During 1996, the Company increased its general reserve by $6.9 million, of which $5.3 million was for new business originations and $1.6 million was to reestablish the general reserve for transfers from the general reserves to case basis reserves. During 1996, the Company transferred $9.0 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The general reserve was $29.7 million at December 31, 1996. During 1997, the Company increased its general reserve by $9.2 million, of which $5.4 million was for new business originations and $3.8 million was to reestablish the general reserve for transfers from the general reserves to case basis reserves. During 1997, the Company transferred $4.5 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The general reserve was $34.3 million at December 31, 1997. During 1998, the Company increased its general reserve by $3.9 million, of which $8.0 million was for originations of new business offset by a $4.1 million decrease in the amount needed to fund the general loss reserve because of recoveries on certain commercial mortgage transactions. During 1998, the Company transferred $18.4 million to its general reserve from case basis reserves due to those recoveries on commercial mortgage transactions. Also during 1998, the Company transferred $9.4 million from its general reserve to case basis reserves associated predominantly with certain consumer receivable transactions. Giving effect to these transfers, the general reserve totaled $47.3 million at December 31, 1998.

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates. The amount of discount taken was approximately $16.0 million and $19.8 million at December 31, 1998 and 1997, respectively.

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

Competition and Industry Concentration

      FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed obligations and almost half of all municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline primary financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corp. ("MBIA"). There has been consolidation in the financial guaranty industry, with Capital Markets Assurance Corp. being acquired by MBIA and Connie Lee Insurance Company being acquired by Ambac. As a result of this consolidation, FSA is now the smallest of the major primary financial guaranty insurers in terms of statutory capital. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of triple-A rated banks that can offer a product directly competitive with FSA's triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. In addition, government sponsored entities, including FNMA and Freddie Mac, have begun to compete with the monoline financial guaranty insurers in the mortgage-backed and multifamily sectors.

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

      FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by United States government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting principles, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting principles. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first loss reinsurance. In light of FSA's increased use of first loss reinsurance in the asset-backed sector, the data below may tend to overstate FSA's risk leverage in comparison to its industry counterparts.

                                                                 December 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                           ----       ----       ----
                                                              (dollars in millions)
Financial guaranty primary insurers, excluding FSA (1)
  Leverage ratio .....................................     N/A(2)      149:1      151:1

FSA
  Gross insurance in force ...........................   $216,564   $158,020   $125,423
  Net insurance in force .............................   $159,995   $117,429   $ 93,704
  Qualified statutory capital ........................   $  1,038   $    782   $    676
  Leverage ratio .....................................      154:1      150:1      139:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are Ambac, Capital Markets Assurance Corporation (1997 and 1996), Connie Lee Insurance Company (1996 only), FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 1997 and 1996.
(2)   Not available.

Reinsurance

      Reinsurance is the commitment by one insurance company, the "reinsurer," to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company in consideration for a portion of the premiums received. The ceding company typically but not always receives ceding commissions to cover costs of business generation. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

Reinsurance Ceded

      FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate risk and a single risk basis, to meet state insurance regulatory, rating agency and internal limits, diversify risks, reduce the need for additional capital and strengthen financial ratios. At December 31, 1998, FSA had reinsured approximately 24.2% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

      FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. Treaty reinsurance provides coverage for a portion of the exposure from all qualifying policies issued during the term of the treaty. In addition, FSA employs "automatic facultative" reinsurance which permits FSA to apply reinsurance to transactions selected by it subject to certain limitations. The reinsurer's participation in a treaty is either cancelable annually upon 90 days' prior notice by either FSA or the reinsurer or has a one-year term. In addition, the treaties are cancelable by FSA upon specified financial deterioration of the reinsurer. As required by applicable state law, reinsurance agreements may be subject to certain other termination conditions.

      Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer and the occurrence of certain other conditions, FSA generally has the right to reassume all of the business reinsured.

      In 1998, FSA's principal ceded reinsurance program consisted of two quota share treaties, one first-loss treaty and automatic facultative facilities. One quota share treaty (the "asset-backed treaty") covered all of FSA's approved regular lines of business, except municipal bond insurance. In 1998, FSA ceded 6.75% of each covered policy under this treaty, up to a maximum of $13.5 million insured principal per single risk. At its sole option, FSA was entitled to increase the ceding percentage to 13.5% up to $27 million insured principal per single risk which is defined by revenue source. The other quota share treaty (the "municipal treaty") covered FSA's municipal bond insurance business. In 1998, FSA ceded 6% of each covered policy under this treaty that is classified by FSA as providing municipal bond insurance as defined by Article 69 of the insurance laws of New York up to a limit of $16 million insured principal per single risk. At its sole option, FSA was entitled to increase the ceding percentage to 30% up to $80 million insured principal per single risk. These cession percentages under both treaties were reduced on smaller-sized transactions. Under the first-loss treaty, FSA ceded a portion of its first-loss exposure under specified asset-backed transactions. Under the four automatic facultative facilities in 1998, FSA at its option could allocate up to a specified amount for each reinsurer (ranging from $4 million to $40 million depending on the reinsurer) for each transaction, subject to limits and exclusions, in exchange for which FSA agreed to cede in the aggregate a specified percentage of gross par insured by FSA. The two quota share treaties and automatic facultative facilities allow FSA to withhold a ceding commission to defray expenses. In 1998, FSA also utilized facultative quota share first-loss reinsurance on selected transactions.

      Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is therefore important to FSA, and FSA's reinsurance is placed with high quality and financially strong reinsurers. FSA's treaty reinsurers at December 31, 1998 were Asset Guaranty Insurance Company, AXA Re Finance S.A., Capital Credit Reinsurance Company, Ltd., Capital Reinsurance Company, Employers Reinsurance Company, Enhance Reinsurance Company, Tokio Marine and XL Insurance Ltd. In 1998, four reinsurers participated in the asset-backed quota share treaty and three reinsurers participated in the municipal quota share treaty and five reinsurers participated in the first-loss treaty.

      FSA, FSAIC, FSA Oklahoma and FSA International have entered into a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Prior to November 1, 1998, FSA, FSAIC and FSA Oklahoma shared the net retained risk in proportion to their policyholders' surplus and contingency reserve ("Statutory Capital") as of December 31 of the prior year (with the percentages adjusted commencing April 1 of each year) through September 30, 1996 and each calendar quarter thereafter. For the quarter commencing October 1, 1998, FSA retained 65.63%, FSAIC retained 23.53% and FSA Oklahoma retained 10.84% of each policy issued by these companies after cessions to all other reinsurers. Commencing November 1, 1998, FSA Oklahoma ceased to be a party and FSA International became a party to the agreement, with FSA International assuming 20% of the business covered by the agreement during a "ramp-up" period subject to applicable single risk limits. For transactions in 1998 where FSA International retained 20%, FSA's and FSAIC's shares were 58.88% and 21.12%, respectively. For transactions in 1998 where FSA, FSAIC and FSA International shared the risk in proportion to their Statutory Capital, the respective shares were 66.83% for FSA, 23.96% for FSAIC and 9.21% for FSA International. Following the ramp-up period, FSA, FSAIC and FSA International will share in business covered by the agreement approximately in proportion to their Statutory Capital at the end of the prior calendar quarter. FSA-UK and FSA have entered into a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the policyholders' surplus and contingency reserve of FSA-UK to the total policyholders' surplus and contingency reserves of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's loss ratio and expense ratio exceeds 100%. Under this agreement, FSA-UK ceded to FSA approximately 98% of its retention after other reinsurance of its policies issued in 1998.

      FSA is party to a quota share reinsurance agreement with Commercial Reinsurance Company ("Commercial Re") pursuant to which Commercial Re assumed approximately 64.4% of FSA's exposure, on a weighted average basis, on transactions in FSA's commercial mortgage portfolio. Commercial Re is owned by MediaOne and Tokio Marine and is engaged exclusively in the business of reinsuring FSA's commercial mortgage portfolio.

Rating Agencies

      The value of the insurance product sold by FSA is generally a function of the "rating" applied to obligations insured by FSA. The insurance financial strength, insurer financial strength and claims-paying ability, as the case may be, of FSA and its operating insurance company subsidiaries is rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Ratings Services, Standard & Poor's (Australia) Pty. Ltd., Fitch IBCA, Inc. and Japan Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies. These rating agencies periodically review the business and financial condition of FSA, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured. Each rating agency performs periodic assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's "triple-A" rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General

      FSA is licensed to engage in insurance business in all 50 states, the District of Columbia and Puerto Rico. FSA is subject to the insurance laws of the State of New York ("New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact an insurance business. FSAIC and FSA Oklahoma are Oklahoma domiciled insurance companies also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiaries are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 1995 for the period ended December 31, 1994) and other state insurance regulatory authorities.

      FSA International is a Bermuda domiciled insurance company subject to applicable requirements of Bermuda law. FSA International maintains its principal executive offices in Hamilton, Bermuda. FSA International does not intend to transact business or establish a permanent place of business in the United States or Europe. FSA-UK is a United Kingdom domiciled insurance company subject to applicable requirements of English law. FSA-UK maintains its principal executive offices in London. Pursuant to European Union Directives, FSA-UK is generally authorized to write business out of its London office in other member countries of the European Union subject to the satisfaction of perfunctory registration requirements.

Domestic Insurance Holding Company Laws

      The Company and its domestic insurance company subsidiaries (FSA, FSAIC and FSA Oklahoma) are subject to regulation under insurance holding company statutes of New York and Oklahoma, where these respective insurers are domiciled, as well as other jurisdictions where these companies are licensed to do insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance company subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets and of transactions between insurance companies and their affiliates. The holding company statutes generally require that all transactions with affiliates be fair and reasonable and that those exceeding specified limits require prior notice to or approval by insurance regulators.

      Under the insurance holding company laws in effect in New York and Oklahoma, any acquisition of control of the Company, and thereby indirect control of FSA, FSAIC and FSA Oklahoma, requires the prior approval of the New York Superintendent and the Oklahoma Insurance Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that "control" in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

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

Dividend Restrictions

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA has paid no dividends during 1997. Based upon FSA's statutory statements for the quarter ended December 31, 1998, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $65.7 million.

Financial Guaranty Insurance Regulation in Other Jurisdictions

      FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

      The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in France and Ireland from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA's Singapore office, which is in the process of obtaining a license to operate as a branch office in Singapore.

Investment Portfolio

      FSA manages its investments with the objectives of preserving its triple-A ratings, capital and claims-paying ability, maintaining a high level of liquidity and, within these constraints, obtaining a high long-term total return. FSA's investment portfolio is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. The Company's investment strategy is to emphasize total return rather than current income. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments must be rated at least "single A" at acquisition and the overall portfolio must be rated "double A" on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management shall deem appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. The Company and FSA also invest a small portion of their portfolios in equity securities and/or convertible debt securities. Furthermore, the Company has investments in various strategic partners, including XL, XLFA and Fairbanks Capital Holding Corp., which owns a residential mortgage loan servicer. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

      The weighted average maturity of the Company's investment portfolio at December 31, 1998 was approximately 9.9 years. The Company's current investment strategy is to invest in quality readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The following tables set forth certain information concerning the investment portfolio of the Company:

                         Investment Portfolio by Rating
                             at December 31, 1998(1)

                                                   Percent of
                                                   Investment
                        Rating                     Portfolio
                        ----------------           ----------
                        AAA(2)..........             69.0%
                        AA .............             21.0
                        A  .............              9.3
                        BBB.............              0.4
                        Other...........              0.3
                                                    -----
                                                    100.0%
                                                    =====

----------
(1) Ratings are for the long-term fixed income portfolio (95.1% of the entire investment portfolio as of December 31, 1998) and are based on the higher of Moody's or S&P ratings available at December 31, 1998.
(2) Includes U.S. Treasury and agency obligations, which comprised 7.9% of the total portfolio at December 31, 1998.

                             Summary of Investments

                                                                    December 31,
                                         -----------------------------------------------------------------
                                                 1998                   1997                 1996
                                         --------------------   --------------------  --------------------
                                                     Weighted               Weighted             Weighted
                                         Amortized   Average    Amortized   Average   Amortized   Average
   Investment Category                     Cost      Yield(1)     Cost      Yield(1)    Cost      Yield(1)
   -------------------                     ----      --------     ----      --------    ----      --------
                                                   (dollars in thousands)
Long-term investments:
    Taxable bonds ....................   $  613,324    5.96%   $  453,437    6.52%   $  396,586    6.76%
    Tax-exempt bonds .................    1,041,718    5.26       777,042    5.58       661,831    5.70
                                         ----------            ----------            ----------
     Total long-term investments .....    1,655,042    5.51     1,230,479    5.92     1,058,417    6.09
Short-term investments(2) ............       74,675    4.96       110,308    6.22        56,733    5.43
                                         ----------            ----------            ----------
     Total investments(3).............   $1,729,717    5.49%   $1,340,787    5.95%   $1,115,150    6.06%
                                         ==========            ==========            ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $23.9 million, $22.6 million and $16.9 million, respectively.
(3) Excludes stocks at cost of $64.3 million, $29.4 million and $8.3 million, respectively.

                      Investment Portfolio by Security Type

                                                                    December 31,
                                         -----------------------------------------------------------------
                                                 1998                   1997                 1996
                                         --------------------   --------------------  --------------------
                                                     Weighted               Weighted             Weighted
                                         Amortized   Average    Amortized   Average   Amortized   Average
   Investment Category                     Cost      Yield(1)     Cost      Yield(1)    Cost      Yield(1)
   -------------------                     ----      --------     ----      --------    ----      --------
                                                   (dollars in thousands)
U.S. government securities ....         $  148,669    $5.14%   $  122,817    $6.20%  $   55,619    $6.63%
Mortgage-backed securities ....            266,770     6.54       195,567     6.62      177,818     6.88
Municipal bonds ...............          1,041,718     5.26       777,042     5.58      661,831     5.70
Asset-backed securities                     33,188     7.07        20,961     6.69       71,370     6.82
Corporate securities ..........            164,697     5.34        66,014     5.72       76,760     6.55
Foreign securities ............                 --                 48,078     7.62       15,019     6.50
                                        ----------             ----------            ----------
    Total fixed maturities ....          1,655,042     5.51     1,230,479     5.92    1,058,417     6.09
Short-term investments(2) .....             74,675     4.96       110,308     6.22       56,733     5.43
                                        ----------             ----------            ----------

    Total investments(3) ......         $1,729,717     5.49%   $1,340,787     5.95%  $1,115,150     6.06%
                                        ==========             ==========            ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $23.9 million, $22.6 million and $16.9 million, respectively.
(3) Excludes stocks at cost of $64.3 million, $24.9 million and $8.3 million, respectively.

                           Distribution of Investments by Maturity

                                                                        December 31,
                                        ----------------------------------------------------------------------------
                                                   1998                     1997                    1996
                                        -----------------------   -----------------------   ------------------------
                                                      Estimated                 Estimated                  Estimated
                                         Amortized      Market    Amortized      Market     Amortized       Market
    Investment Category                    Cost         Value        Cost         Value       Cost          Value
    -------------------                    ----         -----        ----         -----       ----          -----
                                                                       (in thousands)
Due in one year or less(1) ..........   $   75,677   $   75,681   $  114,317   $  114,315   $   95,038   $   95,359
Due after one year
    through five years ..............      137,094      139,642       70,283       70,007       57,531       57,712
Due after five years
    through ten years ...............      225,259      233,080      208,986      208,170      105,495      105,848
Due after ten years .................      991,729    1,030,156      730,673      766,912      607,898      620,031
Mortgage-backed securities ..........      266,770      270,500      195,567      197,753      177,818      178,344
Asset-backed securities .............       33,188       33,656       20,961       21,309       71,370       71,878
                                        ----------   ----------   ----------   ----------   ----------   ----------
    Total investments(2).............   $1,729,717   $1,782,715   $1,340,787   $1,378,466   $1,115,150   $1,129,172
                                        ==========   ==========   ==========   ==========   ==========   ==========

----------
(1) Includes short-term investments in the amount of $74.7 million, $110.3 million and $56.7 million at December 31, 1998, 1997 and 1996, respectively, but excludes cash equivalents of $23.9 million, $22.6 million, and $16.9 million, respectively.
(2) Excludes stocks at cost of $64.3 million, $29.4 million and $8.3 million, respectively.

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                       December 31, 1998
                                               ------------------------------------
                                                            Amortized   Estimated
        Investment Category                    Par Value      Cost     Market Value
        -------------------                    ---------      ----     ------------
                                                            (in thousands)
Pass-through securities--U.S
    Government agency                           $171,284    $170,069    $171,247
CMO's--U.S. Government agency                     32,901      32,489      33,935
CMO's--non-agency                                 64,003      64,212      65,318
                                                --------    --------    --------
    Total mortgage-backed securities            $268,188    $266,770    $270,500
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

      At December 31, 1998, the Company held sequential pay CMO tranches and Planned Amortization Classes of CMO's. The CMO's held at December 31, 1998 have stated maturities ranging from 2 to 37 years, and expected average lives ranging from 1 to 28 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 1998, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

Employees

      At December 31, 1998, the Company and its subsidiaries had 232 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

      In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Item 2. Properties.

      The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 53,000 square feet of office space, are under lease agreements which expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Paris (France), Madrid (Spain), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any real property.

Item 3. Legal Proceedings.

      In the ordinary course of business, the Company and certain subsidiaries have become party to certain litigation. The Company believes that these matters will be resolved with no material financial impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Information relating to the principal market on which the Company's common stock is tradable, the high and low sales prices per share for each quarterly period for the past two years and the frequency and amount of any cash dividends declared in the past two years is set forth on page 48 of the Company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions." At February 10, 1999, there were approximately 3,500 holders of the Company's Common Stock, which is listed on the New York Stock Exchange.

      During the fourth quarter of 1998, the Company issued 1,632,653 unregistered shares of Common Stock in reliance upon an exemption from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act. Further information about such issuance is contained in Item 5, "Other Information," of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

Item 6. Selected Financial Data.

      Selected financial data for the Company and its subsidiaries for each of the last five years is set forth under the caption "Five-Year Financial Summary" on page 16 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 7A. Qualitative and Quantitative Disclosures About Market Risks.

      Qualitative and quantitative disclosures about market risks is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Market Risks" on pages 20 and 21 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 to 44 of such Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The 1998 Consolidated Financial Statements, together with the Notes thereto and the Report of Independent Accountants thereon, are set forth on pages 25 through 44 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                           Part III

Item 10. Directors and Executive Officers of the Registrant.

      Information relating to the Company's directors and executive officers is set forth under the captions "Election of Directors" on pages 1 through 4, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, and "Executive Officers of the Company" on pages 5 and 6 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

      Information relating to compensation of the Company's directors and executive officers is set forth under the captions "Executive Compensation" on pages 9 through 12, "Report of the Human Resources Committee of the Board of Directors of Financial Security Assurance Holdings Ltd." on pages 12 through 15, and "Stock Price Performance" on page 16 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information relating to security ownership of certain beneficial owners of the Company's equity securities and by the Company's directors and executive officers is set forth under the caption "Ownership of the Company" on pages 6 through 9 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information relating to certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 16 and "Certain Relationships and Related Transactions" on pages 27 through 30 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements and Financial Statement Schedules and Exhibits.

      1. Financial Statements

            The Registrant has incorporated by reference from the 1998 Annual Report to Shareholders the following consolidated financial statements of Financial Security Assurance Holdings Ltd. and
            Subsidiaries:

                                                        1998 Annual Report  to
                                                         Shareholders (Pages)
                                                         --------------------

            Report of Independent Accountants                     25

            Consolidated Balance Sheets at
            December 31, 1998 and 1997                            26

            Consolidated Statements of Income
            for the Years Ended
            December 31, 1998, 1997 and 1996                      27

            Consolidated Statements of Changes in
            Shareholders' Equity for the Years Ended
            December 31, 1998, 1997 and 1996                      28

            Consolidated Statements of Cash Flows
            for the Years Ended
            December 31, 1998, 1997 and 1996                      29

            Notes to Consolidated Financial Statements            30 - 44

      2. Financial Statement Schedules

            The following financial statement schedule is filed as part of this Report.

            Schedule        Title
            --------        -----

            II Condensed Financial Statements of the Registrant for the Years Ended December 31, 1998, 1997 and 1996.

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

               4.1 Indenture dated as of September 15, 1997 (the "Senior QUIDS Indenture") between the Company and First Union National Bank, as Trustee (the "Senior Debt Trustee"). (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated September 15, 1997 (the "September 1997 Form 8-K"), and incorporated herein by reference.)

               4.1(A) First Supplemental Indenture dated as of November 13, 1998, between the Company and the Senior Debt Trustee. (Previously filed as Exhibit 6 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 1998 (the "November 1998 Form 8-K"), and incorporated herein by reference.)

               4.1(B) Form of 7.375% Senior Quarterly Income Debt Securities due 2097. (Previously filed as Exhibit 3 to the September 1997 Form 8-K, and incorporated herein by reference.)

               4.1(C) Officers' Certificate pursuant to Section 2.01 and 2.03 of the Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1997, and incorporated herein by reference.)

               4.1(D) Form of 6.950% Senior Quarterly Income Debt Securities due 2098. (Previously filed as Exhibit 2 to the November 1998 Form 8-K, and incorporated herein by reference.)

               4.1(E) Officers' Certificate pursuant to Section 2.01 and 2.03 of the Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the November 1998 Form 8-K, and incorporated herein by reference.)

               4.1(F) Amended and Restated Trust Indenture dated as of February 24, 1999 between the Company and the Trustee. (Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-74165), and incorporated herein by reference.)

               9 Voting Trust Agreement dated as of September 2, 1994 among Fund American, U S WEST Capital Corporation ("USWCC") and First Chicago Trust Company of New York, as voting trustee. (Previously filed as Exhibit 9 to the 1994 Form 10-K, and incorporated herein by reference.)

               10.1 Credit Agreement dated as of August 31, 1998 among FSA, each of its insurance company affiliates listed on
                        Schedule I attached thereto, the Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as agent. (Previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1998, and incorporated herein by reference.)

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

               10.5+* Amended and Restated Supplemental Executive Retirement Plan as amended and restated as of February 25, 1999.

               10.6+ Amended and Restated 1993 Equity Participation Plan (as amended and restated on February 26, 1998). (Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1997 (the "1997 Form 10-K"), and incorporated herein by reference.)

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

               10.14+ Promissory Note between the Company and Sean W. McCarthy dated December 20, 1993. (Previously filed as Exhibit 10.30(A) to the Form S-1, and incorporated herein by reference.)

               10.15 Quota Share Reinsurance Agreement dated December 22, 1993, among Commercial Re, FSA and International. (Previously filed as Exhibit 10.17 to the Form S-1, and incorporated herein by reference.)

               10.16 Share Purchase Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit 10.32 to the Form S-1, and incorporated herein by reference.)

               10.17 Federal Income Tax Allocation Agreement dated as of December 23, 1993 among Commercial Re, U S WEST and the Company. (Previously filed as Exhibit 10.33 to the Form S-1, and incorporated herein by reference.)

               10.18 Liquidity Facility dated as of December 23, 1993 among US WEST, Inc., Commercial Re and the Company. (Previously filed as Exhibit 10.34 to the Form S-1, and incorporated herein by reference.)

               10.19 Investment Management Agreement dated as of December 23, 1993 among FSA Portfolio Management, Commercial Re and the Company. (Previously filed as Exhibit 10.35 to the Form S-1, and incorporated herein by reference.)

               10.20 Agreement for Management and the Provision of Personnel, Property and Services dated as of December 23, 1993 between Commercial Re and the Company. (Previously filed as Exhibit 10.36 to the Form S-1, and incorporated herein by reference.)

               10.21 Securities Purchase Agreement among U S WEST, Inc., USWCC, Fund American and the Company (including Exhibit A thereto). (Previously filed as Exhibit 10.38 to the Form S-1, and incorporated herein by reference.)

               10.21(A) Amendment dated as of May 6, 1994 to Securities Purchase
                        Agreement among U S WEST, Inc., USWCC, Fund American and the Company. (Previously filed as Exhibit 10.38(A) to the 1994 Form 10-K, and incorporated herein by reference.)

               10.22* Registration Rights Agreement dated as of November 3, 1998 between the Company and EXEL Limited.

               10.23 Fund American Shareholders Agreement dated as of September 2, 1994 among USWCC, Fund American and the Company. (Previously filed as Exhibit 10.40 to the 1994 Form 10-K, and incorporated herein by reference.)

               10.24 Five-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.41 to the 1994 Form 10-K, and incorporated herein by reference.)

               10.25 Ten-Year Option dated as of September 2, 1994. (Previously filed as Exhibit 10.42 to the 1994 Form 10-K, and incorporated herein by reference.)

               13* Annual Report to Shareholders for the Year Ended December 31, 1998. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

               21*      List of Subsidiaries.

               23*      Consent of PricewaterhouseCoopers LLP.

               24* Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1996, and incorporated herein by reference, other than the power of attorney (i) for Mr. Post, which was filed as Exhibit 24 to the 1997 Form 10-K and incorporated herein by reference and (ii) for Messrs. Hama and McCarthy, which are filed herewith.)

               27*      Financial Data Schedules.

               99* Financial Security Assurance Inc. and Subsidiaries 1998 Consolidated Financial Statements and Report of Independent Accountants.

---------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*     Filed herewith.

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated November 6, 1998, with the Securities and Exchange Commission on November 12, 1998, which incorporated by reference the documents included as Exhibits thereto into the Registration Statement relating to the Company's 6.950% Senior Quarterly Income Debt Securities due 2098.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FINANCIAL SECURITY ASSURANCE
                                        HOLDINGS LTD. (Registrant)


                                     By: /s/ ROBERT P. COCHRAN
                                         ---------------------------------------
                                     Name: Robert P. Cochran
                                     Title: Chairman and Chief Executive Officer
                                     Dated: March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                        Date
-----------------------------      ---------------------------   ---------------

/s/ ROBERT P. COCHRAN*
----------------------------
     Robert P. Cochran             Chairman, Chief               March 25, 1999
                                   Executive Officer
                                   and Director (Principal
                                   Executive Officer)

/s/ JOHN J. BYRNE*
----------------------------
     John J. Byrne                 Vice Chairman of the          March 25, 1999
                                   Board and Director

/s/ ROGER K. TAYLOR*
----------------------------
     Roger K. Taylor               President,                    March 25, 1999
                                   Chief Operating Officer
                                   and Director

/s/ SEAN W. MCCARTHY*
----------------------------
     Sean W. McCarthy              Executive Vice President      March 25, 1999
                                   and Director

/s/ JOHN A. HARRISON*
----------------------------
     John A. Harrison              Managing Director             March 25, 1999
                                   and Chief Financial
                                   Officer (Principal
                                   Financial Officer)

/s/ JEFFREY S. JOSEPH*
----------------------------
     Jeffrey S. Joseph             Managing Director             March 25, 1999
                                   and Controller (Principal
                                   Accounting Officer)

/s/ ROBERT N. DOWNEY*
----------------------------
     Robert N. Downey              Director                      March 25, 1999


/s/ ANTHONY M. FRANK*
----------------------------
     Anthony M. Frank              Director                      March 25, 1999

/s/ FUDEJI HAMA*
----------------------------
     Fudeji Hama                   Director                      March 25, 1999


/s/ K. THOMAS KEMP*
----------------------------
     K. Thomas Kemp                Director                      March 25, 1999


/s/ DAVID O. MAXWELL*
----------------------------
     David O. Maxwell              Director                      March 25, 1999


/s/ JAMES M. OSTERHOFF*
----------------------------
     James M. Osterhoff            Director                      March 25, 1999


/s/ JAMES H. OZANNE*
----------------------------
     James H. Ozanne               Director                      March 25, 1999


/s/ RICHARD A. POST*
----------------------------
     Richard A. Post               Director                      March 25, 1999


/s/ HOWARD M. ZELIKOW*
----------------------------
     Howard M. Zelikow             Director                      March 25, 1999

----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.

                                                By: /s/ ROBERT P. COCHRAN
                                                    ----------------------------
                                                        Robert P. Cochran,
                                                        Attorney-in-fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999 appearing on page 25 of the 1998 Annual Report to Shareholders of Financial Security Assurance Holdings Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page 26 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 /s/ PRICEWATERHOUSECOOPERS LLP
                                                 -------------------------------
                                                 PRICEWATERHOUSECOOPERS LLP

New York, New York
January 26, 1999

Schedule II

Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                                 December 31,
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
Assets:

   Investments and cash                                  $   59,512   $   65,044
   Investment in subsidiary, at equity in net assets      1,119,235      903,421
   Notes receivable from subsidiary                         120,000       50,000
   Deferred taxes                                               711        2,178
   Other assets                                              66,544       33,897
                                                         ----------   ----------
                                                         $1,366,002   $1,054,540
                                                         ==========   ==========
Liabilities and Shareholders' Equity:
   Notes payable                                         $  230,000   $  130,000
   Other liabilities                                         62,566       42,180
   Shareholders' equity                                   1,073,436      882,360
                                                         ----------   ----------
                                                         $1,366,002   $1,054,540
                                                         ==========   ==========

                         Condensed Statements of Income
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                -----------------------------
                                                1998           1997      1996
                                                ----           ----      ----

Dividends received from subsidiary          $      --    $      --    $  18,000
Other revenue                                  11,515        3,553        2,741
                                            ---------    ---------    ---------
Total revenue                                  11,515        3,553       20,741
Interest and amortization expense             (10,590)      (2,731)          --
Other expenses                                 (1,860)      (1,087)      (1,187)
Equity in earnings of unconsolidated
affiliate                                         333           --           --
                                            ---------    ---------    ---------
                                                 (602)        (265)      19,554
Equity in undistributed net income of
   subsidiary                                 117,374      100,678       61,697
                                            ---------    ---------    ---------
Income before income taxes                    116,772      100,413       81,251
Income tax benefit (provision)                    206           89         (491)
                                            ---------    ---------    ---------
Net income                                  $ 116,978    $ 100,502    $  80,760
                                            =========    =========    =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as incorporated by reference in Item 8 Financial Statements and Supplementary Data.

Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                1998         1997          1996
                                                                ----         ----          ----
Cash flows from operating activities:
   Other operating expenses recovered, net                   $  35,168    $   4,291    $  14,700
   Dividends from subsidiary                                        --           --       18,000
   Net investment income received                                3,510        3,448        3,078
   Federal income taxes received (paid)                         (5,332)       7,237       (1,059)
   Interest paid                                                (9,614)      (2,716)          --
   Other                                                        (1,089)      (3,512)      (1,227)
                                                             ---------    ---------    ---------
      Net cash provided by operating activities                 22,643        8,748       33,492
                                                             ---------    ---------    ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                                170,513        2,812       21,544
   Proceeds from sales of equity investments                    73,042           --           --
   Purchases of bonds                                         (158,153)     (30,224)      (3,554)
   Purchases of equity investments                             (92,087)      (1,690)      (7,336)
   Purchases of property and equipment                              (3)          (3)          (2)
   Investment in subsidiaries                                  (96,788)     (31,384)      (1,600)
   Net decrease (increase) in short-term securities             23,777       (9,890)     (15,895)
   Other investments                                           (21,502)          --           --
                                                             ---------    ---------    ---------
      Net cash used for investing activities                  (101,201)     (70,379)      (6,843)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
   Issuance of notes payable, net                               96,850      125,905           --
   Surplus notes purchased                                     (70,000)     (50,000)          --
   Dividends paid                                              (12,777)     (12,098)     (10,536)
   Treasury stock, net                                         (23,890)     (36,247)     (40,610)
   Issuance of stock for acquisition of subsidiary              80,000           --           --
   Repurchase of stock by subsidiary                             8,500       39,500       27,000
   Other                                                           533       (5,567)      (2,435)
                                                             ---------    ---------    ---------
      Net cash provided by (used for) financing activities      79,216       61,493      (26,581)
                                                             ---------    ---------    ---------
Net increase (decrease) in cash                                    658         (138)          68
Cash at beginning of year                                          (38)         100           32
                                                             ---------    ---------    ---------
Cash at end of year                                          $     620    $     (38)   $     100
                                                             =========    =========    =========

Reconciliation of net income to net cash provided
      by operating activities:
Net income                                                   $ 116,978    $ 100,502    $  80,760
   Equity in undistributed net income of subsidiary           (117,374)    (100,678)     (61,697)
   Decrease (increase) in accrued investment income             (2,607)      (1,394)         264
   Increase (decrease) in accrued income taxes                  (5,137)       6,944         (932)
   Provision (benefit) for deferred income taxes                  (402)         203          365
   Net realized gains on investments                            (5,206)      (1,405)      (1,128)
   Deferred equity compensation                                 17,765       14,112        5,565
   Depreciation and accretion of bond discount                  (1,077)      (1,174)        (224)
   Minority interest and equity in earnings of
     unconsolidated affiliates                                    (333)          --           --
   Change in other assets and liabilities                       20,036       (8,362)      10,519
                                                             ---------    ---------    ---------
Cash provided by operating activities                        $  22,643    $   8,748    $  33,492
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

3.    Reclassification

      Certain prior-year balances have been reclassified to conform to the 1998 presentation.