Form 10-Q
period 1999-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-05-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At April 30, 1999, there were outstanding 31,533,781 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,367,618 shares of Common Stock owned by a trust on behalf of the Company and excludes 742,520 shares of Common Stock actually held in treasury).

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
            Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - March 31, 1999 and
                December 31, 1998                                             3

            Consolidated Statements of Income - Three months ended
                March 31, 1999 and 1998                                       4

            Consolidated Statement of Changes in Shareholders' Equity
                -   Three months ended March 31, 1999                         5

            Consolidated Statements of Cash Flows
                -   Three months ended March 31, 1999 and 1998                6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II     OTHER INFORMATION, AS APPLICABLE

Item 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                         March 31,     December 31,
                                     ASSETS                                1999           1998
                                                                           ----           ----
Bonds at market value (amortized cost of $1,664,001 and
   $1,655,042)                                                          $ 1,700,075    $ 1,708,040
Equity investments at market value (cost of $57,160 and
   $64,292)                                                                  56,655         68,243
Short-term investments                                                      140,730         98,554
                                                                        -----------    -----------

     Total investments                                                    1,897,460      1,874,837
Cash                                                                         10,488          3,490
Deferred acquisition costs                                                  191,472        199,559
Prepaid reinsurance premiums                                                229,505        217,096
Reinsurance recoverable on unpaid losses                                      3,919          3,907
Receivable for securities sold                                                3,930          1,655
Other assets                                                                113,011        104,936
                                                                        -----------    -----------

          TOTAL ASSETS                                                  $ 2,449,785    $ 2,405,480
                                                                        ===========    ===========

           LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                $   741,888    $   721,699
Losses and loss adjustment expenses                                          65,650         63,947
Deferred federal income taxes                                                45,035         54,007
Ceded reinsurance balances payable                                           19,714         31,502
Payable for securities purchased                                            135,556        105,859
Notes payable                                                               230,000        230,000
Minority interest                                                            20,973         20,388
Accrued expenses and other liabilities                                       96,618        104,642
                                                                        -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                         1,355,434      1,332,044
                                                                        -----------    -----------

Preferred stock (3,000,000 shares authorized; 2,000,000
   issued and outstanding; par value of $.01 per share)                          20             20
Common stock (50,000,000 shares authorized; 32,276,301
   issued; par value of $.01 per share)                                         323            323
Additional paid-in capital - preferred                                          680            680
Additional paid-in capital - common                                         737,988        730,567
Accumulated other comprehensive income (net of deferred
   income tax provision of $12,953 and $20,288)                              24,056         37,678
Accumulated earnings                                                        362,375        335,325
Deferred equity compensation                                                 37,508         43,946
Less treasury stock at cost (2,110,138 and 2,372,839 shares
   held)                                                                    (68,599)       (75,103)
                                                                        -----------    -----------

          TOTAL SHAREHOLDERS' EQUITY                                      1,094,351      1,073,436
                                                                        -----------    -----------

TOTAL LIABILITIES AND MINORITY INTEREST AND
   SHAREHOLDERS' EQUITY                                                 $ 2,449,785    $ 2,405,480
                                                                        ===========    ===========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                                    March 31,
                                                                              --------------------
                                                                                1999        1998
                                                                                ----        ----
Revenues:

   Net premiums written (net of premiums ceded of $28,424 and $16,391)        $ 49,910    $ 37,947
   Increase in deferred premium revenue                                         (8,616)     (6,026)
                                                                              --------    --------

   Premiums earned (net of premiums ceded of $15,441 and $13,120)               41,294      31,921
   Net investment income                                                        22,024      18,683
   Net realized gains                                                              824       2,733
   Other income                                                                     58         230
                                                                              --------    --------
                              TOTAL REVENUES                                    64,200      53,567
                                                                              --------    --------
Expenses:

   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $194 and $(6,841))                               2,175       1,047
   Interest expense                                                              4,154       2,434
   Policy acquisition costs                                                      9,917       8,387
   Other operating expenses                                                      7,141       5,605
                                                                              --------    --------
                              TOTAL EXPENSES                                    23,387      17,473
                                                                              --------    --------
Minority interest and equity earnings                                             (585)
                                                                              --------    --------
INCOME BEFORE INCOME TAXES                                                      40,228      36,094
Provision for income taxes                                                       9,775       9,648
                                                                              --------    --------
      NET INCOME                                                                30,453      26,446
                                                                              --------    --------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period                  (13,086)      2,419
      Less: reclassification adjustment for gains included in net income          (536)     (1,776)
                                                                              --------    --------
   Other comprehensive income (loss)                                           (13,622)        643
                                                                              --------    --------
      COMPREHENSIVE INCOME                                                    $ 16,831    $ 27,089
                                                                              ========    ========
   As based upon net income:
      Basic earnings per common share                                         $   1.00    $   0.91
                                                                              ========    ========
      Diluted earnings per common share                                       $   0.96    $   0.88
                                                                              ========    ========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                  Additional  Additional  Unrealized                Deferred
                                                   Paid-In     Paid-In       Gain                    Equity
                               Preferred  Common  Capital -   Capital -    (Loss) on   Accumulated   Compen-  Treasury
                                 Stock    Stock   Preferred     Common    Investments    Earnings    sation     Stock       Total
                                 -----    -----   ---------     ------    -----------    --------    ------     -----       -----
BALANCE, December 31, 1998        $20      $323      $680      $730,567     $37,678      $335,325    $43,946  $(75,103)  $1,073,436

Net income                                                                                 30,453                            30,453

Net unrealized gain on
   investments                                                              (13,622)                                        (13,622)

Dividends paid on common stock
   ($0.1125 per share)                                                                     (3,403)                           (3,403)

Deferred equity compensation                                                                           4,886                  4,886

Deferred equity payout                                            1,534                              (11,324)    1,644       (8,146)

Purchase of 17,671 shares of
   common stock                                                                                                   (923)        (923)

Sale of 221,100 shares of
   treasury stock                                                 5,936                                          5,783       11,719

Forward share transactions-
   settlements with employees
   and directors                                                    (49)                                                        (49)

BALANCE, March 31, 1999           $20      $323      $680      $737,988     $24,056      $362,375    $37,508  $(68,599)  $1,094,351
                                  ===      ====      ====      ========     =======      ========    =======  =========  ==========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999         1998
                                                         ----         ----

Cash flows from operating activities:
   Premiums received, net                             $  43,967    $  44,043
   Policy acquisition and other operating expenses
     paid, net                                          (50,390)     (38,872)
   Loss and LAE paid, net                                  (723)        (164)
   Net investment income received                        18,955       21,049
   Recoverable advances received (paid)                  (1,265)       5,778
   Federal income taxes paid                             (1,889)      (2,128)
   Interest paid                                         (3,903)      (2,424)
   Other, net                                               707         (377)
                                                      ---------    ---------
          Net cash provided by operating activities       5,459       26,905
                                                      ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of bonds                         450,625      426,801
   Purchases of bonds                                  (422,458)    (321,496)
   Purchases of property and equipment                     (176)        (389)
   Net increase in short-term securities                (41,255)    (122,855)
   Other investments, net                                 4,281
                                                      ---------    ---------
          Net cash used for investing activities         (8,983)     (17,939)
                                                      ---------    ---------

Cash flows from financing activities:
   Dividends paid                                        (3,403)      (3,213)
   Treasury stock                                        13,974           83
   Other                                                    (49)        (172)
                                                      ---------    ---------
          Net cash provided by (used for) financing
             activities                                  10,522       (3,302)
                                                      ---------    ---------

Net increase in cash                                      6,998        5,664

Cash at beginning of period                               3,490       12,475
                                                      ---------    ---------

Cash at end of period                                 $  10,488    $  18,139
                                                      =========    =========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1999 and 1998

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At March 31, 1999, the Company was owned 40.1% by MediaOne Capital Corporation (MediaOne), 11.5% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), 5.4% by XL Capital Ltd (XL) and 36.6% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

3. PREMIUM REVENUE RECOGNITION

      Gross and ceded premiums are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premiums, less any amount credited to a refunding issue insured by the Company, are recognized.

4. LITIGATION

      During the ordinary course of business, the Company and FSA have become parties to certain litigation. Management believes that these matters will be resolved with no material impact on the Company's financial position, results of operations or cash flows.

5. LOSS RESERVE DISCOUNT RATES

      The Company uses risk free interest rates to discount the additions to its general reserve for new business originated. For case basis reserves, the Company uses discount rates ranging from 5.5% to 6.1%.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1999 and 1998 First Quarter Results

The Company's 1999 first quarter net income was $30.5 million, compared with $26.4 million for the same period in 1998, an increase of 15.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $30.7 million, compared with $24.6 million for the same period in 1998, an increase of 24.8%. Total core revenues in the first quarter of 1999 increased $12.3 million, from $46.1 million in 1998 to $58.5 million in 1999, while total core expenses increased only $4.6 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses, the cost of the performance share program and other non-operating items) was $33.1 million for the first quarter of 1999 versus $26.8 million for the comparable period in 1998, an increase of $6.3 million or 23.3%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. The discount rate used to calculate the gross PV premiums written is 5.9% for 1999 and was 6.3% for 1998. The discount rates represent the average pre-tax yield on the Company's investment portfolio for the previous three years. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written increased 44.2%, to $78.3 million for the first quarter of 1999 from $54.3 million for the first quarter of 1998. Also, gross PV premiums written increased 140.8%, to $122.1 million in the first quarter of 1999 from $50.7 million in the first quarter of 1998. The increase in gross PV premiums written is attributable to the higher levels in all sectors of the asset-backed business, both domestic and international, and higher premium pricing in the municipal business during the first quarter of 1999 when compared to the same period in 1998. In the first quarter of 1999, asset-backed gross PV premiums written were $37.7 million, as compared to $16.1 million in 1998, an increase of 134.2%. For international business, gross PV premiums written in the first quarter of 1999 was $40.7 million, as compared to no PV premiums written in 1998. For the municipal business, gross PV premiums written in the first quarter increased to $43.7 million in 1999 from $34.6 million in 1998, an increase of 26.8%.

In the first quarter of 1999, the Company insured par value of bonds totaling $12.9 billion, a 41.1% increase over the same period in 1998. FSA's first quarter asset-backed insured par increased 90.3% to $5.6 billion, the international sector had $1.7 billion of insured par, while the municipal sector decreased 9.4% to $5.6 billion.

Net premiums written were $49.9 million for the first quarter of 1999, an increase of $12.0 million or 31.5% when compared with $37.9 million in 1998. Net premiums earned for the first quarter of 1999 were $41.3 million, compared with $31.9 million in the first quarter of 1998, an increase of 29.4%. Premiums earned from refundings and prepayments were $4.9 million for the first quarter of 1999 and $4.7 million for the same period of 1998, contributing $2.3 million and $2.2 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 33.7% relative to the same period in 1998 when the effects of refundings and prepayments are eliminated.

Net investment income was $22.0 million for the first quarter of 1999 and $18.7 million for the comparable period in 1998, an increase of 17.9%. This increase was due primarily to higher invested assets. The Company's effective tax rate on investment income was 15.4% for the first quarter of 1999 compared with 18.4% in 1998. In the first quarter of 1999, the Company realized $0.8 million in net capital gains compared with $2.7 million for the same period in 1998. Capital gains are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first quarter of 1999 was $2.2 million compared with $1.0 million in 1998, representing additions to the Company's general loss reserve. The additions to the general reserve represent management's estimate of the amount required to adequately cover the net cost of claims discounted at risk-free rates. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At March 31, 1999, the unallocated balance in the Company's general loss reserve was $48.8 million and case reserves were $12.9 million discounted at rates ranging from 5.5% to 6.1% .

Total policy acquisition and other operating expenses (excluding the cost of the performance share program of $4.7 million for the first quarter of 1999 compared with $3.3 million for the same period of 1998) were $12.4 million for the first quarter of 1999 compared with $10.7 million for the same period in 1998, an increase of 15.9%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $11.1 million for the first quarter of 1999 compared with $9.4 million for the same period in 1998, an increase of 18.5%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and an increase in other operating expenses.

Income before income taxes for the first quarter of 1999 was $40.2 million, up from $36.1 million, or 11.5%, for the same period in 1998.

The Company's effective tax rate for the first quarter of 1999 was 24.3% compared with 26.7% for the same period in 1998.

The weighted average number of diluted shares of common stock outstanding increased to 31.8 million during the first quarter of 1999 from 30.2 million for the quarter ended March 31, 1998. This increase was primarily due to 1.6 million shares the Company issued to XL Capital Ltd. in November 1998. Earnings per share increased to $0.96 for the first quarter of 1999 from $0.88 for the same period in 1998.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at March 31, 1999, net of unsettled security transactions, was $1,765.8 million, compared with the December 31, 1998, balance of $1,770.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $35.6 million at March 31, 1999 and $56.9 million at December 31, 1998.

At March 31, 1999, the Company had, at the holding company level, an investment portfolio of $52.0 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1998. Based upon FSA's statutory statements for the quarter ended December 31, 1998, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $65.7 million. In addition, the Company holds $120 million of convertible surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Insurance Department.

Dividends paid by the Company to its shareholders increased to $3.4 million in the first quarter of 1999 from $3.2 million in 1998 and to $0.1125 per common share in 1999 from $0.1075 in 1998. In addition to paying dividends, the Company uses funds to make debt service payments and to repurchase shares of the Company's common stock to fund employee benefit plans.

The Company has outstanding $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003, and $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

In May 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. The cost of these settlements during the first quarter of 1998 was $0.6 million and was charged to additional paid-in capital. No settlements were made during the first quarter of 1999. At March 31, 1998, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors.

FSA's primary uses of funds are to pay operating expenses and to pay dividends or make surplus note payments to its parent. FSA's funds are also required to satisfy claims, if any, under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

FSA has a credit arrangement, aggregating $150.0 million, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At March 31, 1999, there were no borrowings under this arrangement, which expires on November 23, 1999, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $75.8 million was unutilized at March 31, 1999.

FSA has a standby line of credit commitment in the amount of $240.0 million with a group of international Aaa/AAA-rated banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $230.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 1999 and expiring on April 30, 2006 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of March 31, 1999.

The Company has no plans for material capital expenditures within the next twelve months.

Year 2000 Readiness Disclosure

The Company established its Year 2000 (Y2K) committee in 1997. The committee has investigated potential effects on FSA of the Y2K problem arising from the inability of some computers to properly recognize dates in the year 2000 and later. The Company has examined its hardware, software, network and customer and vendor interdependencies in FSA's information systems and has found no material problems with any mission-critical FSA systems. It has conducted appropriate tests on its larger hardware and networking components, personal computers and material systems software, and all such systems are considered to be Y2K compliant. By mid-1999, the Company expects to have completed verification of Y2K compliance with outside vendors from which the Company purchases software. These are generally large vendors with active Y2K programs. The cost of the Company's Y2K compliance has been immaterial.

FSA's financial guaranty policies do not contain an exclusion for Y2K problems. Each guaranty policy is customized for its individual transaction, so the actual policy and other transaction documents should be consulted regarding questions about the effect of Y2K problems of specific parties on specific policies. For example, if an issuer fails to make an insured payment due to a Y2K problem, FSA's insurance policy generally would cover such failure. On the other hand, if the issuer made the payment and the trustee failed to distribute it to bondholders due to a Y2K problem, FSA's insurance policy generally would not cover such failure. To investigate whether certain entities connected with transactions it insures have Y2K problems that could affect insured payments, FSA has surveyed the servicers and trustees for FSA-insured asset-backed transactions and has also surveyed certain companies that operate in a trustee, paying agent or securities depository capacity for a large component of FSA's public finance book of business. Responses to date have generally indicated active Y2K testing and remediation programs. FSA plans to continue to query the companies during 1999 to measure their progress.

While none of the parties that the Company has surveyed have informed the Company of any material issues regarding Y2K readiness, there can be no assurance that each party will be Y2K compliant. Failure by an issuer or servicer in an FSA-insured transaction to be Y2K compliant may result in unanticipated claims upon FSA. While FSA generally would be entitled to reimbursement for any such claims paid, the liquidity and credit exposure to FSA from such claims could be material. As a result, management is assessing the need to increase its available liquidity facility at year end 1999 in order to meet presently unanticipated demand for claims payments.

FSA provides additional information about its Y2K compliance program on its website at www.fsa.com/y2k.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (99) Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1999.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                    By /s/ Jeffrey S. Joseph
                                       ------------------------

May 13, 1999                               Jeffrey S. Joseph
                       Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                            Exhibit
-----------                            -------

    99.     Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1999