Form 10-K/A
period 1998-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-08-05
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Preliminary Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K") of Financial Security Assurance Holdings Ltd. (the "Company") is being filed by the Company to amend and restate Items 6, 7, 7A and 8, which had previously been incorporated by reference in the Form 10-K, Item 14, Financial Statement Schedule II, and Exhibits 27 and 99. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended portions are set forth in their entirety in this Amendment No. 1. A new consent of PricewaterhouseCoopers LLP, independent auditors for the Company, is included as an Exhibit hereto.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.  Business............................................................  2

Item 2.  Properties.......................................................... 23

Item 3.  Legal Proceedings................................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 24

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................... 25

Item 6.  Selected Financial Data............................................. 25

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 26

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.......... 32

Item 8.  Financial Statements and Supplementary Data......................... 33

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 57

Item 10. Directors and Executive Officers of the Registrant.................. 58

Item 11. Executive Compensation.............................................. 58

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 58

Item 13. Certain Relationships and Related Transactions...................... 58

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 59

Item 1. Business.

General

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "triple-A" by the major securities ratings agencies and obligations insured by FSA are generally awarded "triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 1998, FSA had gross premiums written of $319.3 million, of which 70% related to insurance of municipal obligations and 30% related to insurance of asset-backed obligations. At December 31, 1998, FSA had net insurance in force of $160.0 billion, of which 70% represented insurance of municipal obligations and 30% represented insurance of asset-backed obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia and Puerto Rico.

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

      In 1994, the Company completed an initial public offering (the "IPO") of common shares, at which time Fund American Enterprises Holdings, Inc. (together with its wholly owned subsidiaries, "Fund American") made an investment in the Company and entered into certain agreements providing, among other things, Fund American certain rights to acquire additional shares of the Company from the Company and MediaOne. Pursuant to these agreements, the Company issued to Fund American 2,000,000 shares of Series A non-dividend paying voting redeemable preferred stock having a liquidation preference of $700,000. Fund American primarily operates businesses in insurance and mortgage banking.

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

      The following table sets forth certain industry information relating to selected asset-backed obligations for the periods indicated:

                          New Asset-Backed Obligations

        Volume of                             Combined
      Private-Label     Volume of Other        Volume        Asset-Backed Volume
       Residential          Public               of          Insured by Monoline
         Mortgage        Asset-Backed        Asset-Backed          Insurance
      Obligations(1)    Obligations(2)      Obligations(3)       Companies(4)
      --------------    ---------------     --------------   -------------------
                              (dollars in billions)
1991 ...  $49.3             $50.6               $99.9              $ 9.8
1992 ...   89.5              51.1               140.6               10.3
1993 ...   98.5              61.0               159.5               21.4
1994 ...   63.2              75.5               138.7               24.7
1995 ...   37.0             108.0               145.0               44.7
1996 ...   38.4             151.1               189.5               74.5
1997 ...   63.3             176.0               239.5               92.6
1998 ...  132.7             178.8               311.5                N/A(5)

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

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                      New Insured
                                                         Volume
                 New               New                as Percent
Year         Total Volume     Insured Volume      of New Total Volume
----         ------------     --------------      -------------------
                (dollars in billions)
1989 ........   $125.0            $31.1                  24.9%
1990 ........    127.8             33.5                  26.2
1991 ........    172.4             51.9                  30.1
1992 ........    234.7             80.8                  34.4
1993 ........    292.2            107.9                  36.9
1994 ........    165.0             61.5                  37.3
1995 ........    160.0             68.5                  42.8
1996 ........    185.0             85.7                  46.3
1997 ........    220.7            107.5                  48.7
1998 ........    284.2            144.4                  50.8

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

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 1998 and 1997 with respect to each type of asset-backed and municipal program:

           Net Par Amount and Percentage Outstanding by Program Type

                                            December 31, 1998
                       ---------------------------------------------------------
                          Asset-Backed Programs            Municipal Programs
                       ---------------------------------------------------------
                                                                     Percent of
                                      Percent of                      Total Net
                           Net       Total Net Par         Net          Par
                        Par Amount      Amount          Par Amount     Amount
                       Outstanding    Outstanding      Outstanding   Outstanding
                       -----------    -----------      -----------   -----------
                                          (dollars in millions)
New Issue .............  $34,972          93.4%          $59,986         90.9%
Secondary Market ......    2,432           6.5             6,020          9.1
Portfolio Insurance ...       19           0.1                --          0.0
                         -------         -----           -------        -----
     Total ............  $37,423(1)      100.0%          $66,006(2)     100.0%
                         =======         =====           =======        =====

                                             December 31, 1997
                       ---------------------------------------------------------
                          Asset-Backed Programs            Municipal Programs
                       ---------------------------------------------------------
                                                                     Percent of
                                      Percent of                      Total Net
                           Net       Total Net Par         Net          Par
                        Par Amount      Amount          Par Amount     Amount
                       Outstanding    Outstanding      Outstanding   Outstanding
                       -----------    -----------      -----------   -----------
                                          (dollars in millions)
New Issue .............  $26,989          95.5%          $39,976         87.6%
Secondary Market ......    1,244           4.4             5,652         12.4
Portfolio Insurance ...       26           0.1                --          0.0
                         -------         -----           -------        -----
     Total ............  $28,259(1)      100.0%          $45,628(2)     100.0%
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

                Summary of Insured Portfolio at December 31, 1998

                                                                         Percent
                                      Number of    Net Par       Net     of Net
                                      Issues In     Amount     Par and   Par and
                                        Force    Outstanding  Interest  Interest
                                      ---------  -----------  --------  --------
                                                 (dollars in millions)
Asset-backed obligations
   Residential mortgages .............      339      $15,647   $20,694     12.9%
   Consumer receivables ..............      154       12,539    13,651      8.5
   Government securities .............       30          821     1,345      0.8
   Pooled corporate obligations ......       51        6,776     9,155      5.7
   Investor-owned utility
     obligations .....................       40          757     1,592      1.0
   Commercial mortgage portfolio .....        9           57        69      0.0
   Other asset-backed obligations ....        8        1,026     1,164      0.9
                                      ---------   ----------  --------   ------
     Total asset-backed obligations ..      631       37,623    47,670     29.8
                                      ---------   ----------  --------   ------
Municipal obligations
   General obligation bonds ..........    2,811       25,337    39,665     24.8
   Housing revenue bonds .............      229        2,509     5,066      3.2
   Municipal utility revenue bonds ...      492        9,218    15,772      9.9
   Health care revenue bonds .........      139        5,812    10,473      6.5
   Tax-supported (non-general
     obligation) bonds ...............      607       14,731    25,205     15.8
   Transportation revenue bonds ......       55        2,937     5,532      3.5
   Other municipal bonds .............      435        6,506    10,612      6.5
                                      ---------   ----------  --------   ------
     Total municipal obligations .....    4,768       67,050   112,325     70.2
                                      =========   ==========  ========   ======
         Total .......................    5,399     $104,673  $159,995    100.0%
                                      =========   ==========  ========   ======

Obligation Type

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 Annual New Business Insured by Obligation Type

                                                   Year Ended December 31,
                                           ------------------------------------
                                           1998    1997    1996    1995    1994
                                           ----    ----    ----    ----    ----
Asset-backed obligations
   Residential mortgages ..................  16%     19%     29%     26%     25%
   Consumer receivables ...................  16      24      25      29      23
   Government securities ..................   0       2       1       0       0
   Pooled corporate obligations ...........  10      10       1      10       4
   Commercial mortgage portfolio ..........   0       0       0       0       0
   Investor-owned utility obligations .....   0       0       0       0       2
   Other asset-backed obligations .........   2       0       2       1       2

                                           ----    ----    ----    ----    ----
     Total asset-backed obligations .......  44      55      58      66      56
                                           ----    ----    ----    ----    ----
Municipal obligations
   General obligations bonds ..............  22      18      20      11      12
   Housing revenue bonds ..................   2       1       1       2       1
   Municipal utility revenue bonds ........   9       2       4       4       8
   Health care revenue bonds ..............   6       4       2       3       4
   Tax-supported (non-general
     obligation) bonds ....................  10      10       9       6      11
   Transportation revenue bonds ...........   2       2       1       6       1
   Other municipal bonds ..................   5       8       5       2       7
                                           ----    ----    ----    ----    ----
     Total municipal obligations ..........  56      45      42      34      44
                                           ----    ----    ----    ----    ----
         Total ............................ 100%    100%    100%    100%    100%
                                           ====    ====    ====    ====    ====

Terms to Maturity

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 1998 and 1997:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                 December 31, 1998          December 31, 1997
                              ----------------------      ----------------------
                                                 (in millions)
     Estimated                 Asset-                      Asset-
 Term to Maturity              Backed      Municipal       Backed      Municipal
 ----------------             -------      ---------      -------      ---------
0 to 5 Years ..............   $ 8,468       $ 2,756       $ 7,553       $ 2,230
5 to 10 Years .............     7,516         7,495         5,637         5,683
10 to 15 Years ............     5,661        12,427         2,858         8,257
15 to 20 Years ............       670        20,265           524        14,340
20 Years and Above ........    15,308        24,107        11,917        16,479
                              -------       -------       -------       -------
   Total ..................   $37,623       $67,050       $28,489       $46,989
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

Issue Size

      The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 1998:

              Asset-Backed -- Original Net Par Amount Per Issue(1)

                                                                     Percent of
                                           Percent of                   Total
                                              Total       Net Par      Net Par
       Original                 Number       Number        Amount       Amount
    Net Par Amount            of Policies   of Issues   Outstanding  Outstanding
    --------------            -----------  ----------   -----------  -----------
                                             (dollars in millions)
Less than $10 million ........      477        37.3%      $   656         1.8%
$10 to $25 million ...........      144        11.2         1,143         3.0
$25 to $50 million ...........      151        11.8         1,801         4.8
$50 million or greater .......      508        39.7        33,823        90.4
                                -------       -----       -------       -----
   Total .....................    1,280       100.0%      $37,423       100.0%
                                =======       =====       =======       =====

----------
(1) Does not include $200 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                Municipal -- Original Net Par Amount Per Issue(1)

                                                                     Percent of
                                           Percent of                   Total
                                              Total       Net Par      Net Par
       Original                 Number       Number        Amount       Amount
    Net Par Amount            of Policies   of Issues   Outstanding  Outstanding
    --------------            -----------  ----------   -----------  -----------
                                             (dollars in millions)
Less than $10 million ........    6,644        75.9%      $18,190        27.6%
$10 to $25 million ...........    1,252        14.3        13,156        19.9
$25 to $50 million ...........      427         4.9         9,782        14.8
$50 million or greater .......      434         4.9        24,878        37.7
                                -------       -----       -------       -----
   Total .....................    8,757       100.0%      $66,006       100.0%
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

                                    Municipal
                        Insured Portfolio by Jurisdiction
                              at December 31, 1998

                                                        Percent of
                                                           Total
                          Number         Net Par       Municipal Net
                            of            Amount        Par Amount
 Jurisdiction             Issues       Outstanding      Outstanding
 ------------             ------       -----------      -----------
                                  (dollars in millions)
California ..............    517         $10,233            15.3%
New York ................    388           5,836             8.7
Pennsylvania ............    356           4,821             7.2
Texas ...................    414           4,128             6.1
Florida .................    130           4,091             6.1
New Jersey ..............    275           3,475             5.2
Illinois ................    359           3,125             4.7
Massachusetts ...........    126           2,259             3.4
Michigan ................    217           2,161             3.2
Wisconsin ...............    252           1,685             2.5
Indiana .................    103           1,461             2.2
Minnesota ...............    146           1,340             2.0
All other states ........  1,453          20,993            31.3
Non-U.S .................     32           1,442             2.1
                         -------         -------         -------
   Total ................  4,768         $67,050           100.0%
                         =======         =======         =======

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

       Ten Largest Insured Asset-Backed Transactions at December 31, 1998

                                                                      Net Par
                                                                       Amount
           Transaction                          Asset Type          Outstanding
           -----------                          ----------          -----------
                                                                   (in millions)
IMC Home Equity Loan Trust 1998-3 ......  Residential Mortgages      $  816.5
New Century 1998 - NC5 .................  Residential Mortgages         816.0
WFS Financial 1998-C ...................  Consumer Receivables          652.5
New Century 1998 - NC7 .................  Residential Mortgages         645.7
IMC Home Equity Loan Trust 1998-6 ......  Residential Mortgages         604.3
PAMCO CLO Series 1997-1 ................  Pooled Corporate              577.1
Americredit 1998-D .....................  Consumer Receivables          545.0
WFS Financial 1998-B ...................  Consumer Receivables          541.8
Norse CBO ..............................  Pooled Corporate              530.5
Arcadia Auto Receivable Trust 1998-C ...  Consumer Receivables          497.8
                                                                     --------
  Total                                                              $6,227.2
                                                                     ========

           Ten Largest Insured Municipal Credits at December 31, 1998

                                                                      Net Par
                                                                      Amount
              Credit                             Obligation Type    Outstanding
              ------                             ---------------    -----------
                                                                   (in millions)
Long Island Power Authority .................... Utility Revenue      $  430.7
New York State Dormitory Agency ................ Tax-Supported           413.7
Puerto Rico Electric Power Authority ........... Utility Revenue         389.5
New York City .................................. General Obligation      363.9
Puerto Rico Municipal Finance Agency ........... Other Obligation        355.3
Washington State Public Power Supply System .... Utility Revenue         344.0
State of New Jersey Pension Obligations ........ Tax-Supported           338.2
Florida State Department of Natural Resources .. Tax-Supported           332.8
State of California ............................ General Obligation      323.2
New York City Municipal Water Finance
  Authority .................................... Utility Revenue         316.6
                                                                      --------
   Total                                                              $3,607.9
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

      Final transaction approval is obtained from FSA's Management Review Committee for asset-backed transactions and from FSA's Municipal Underwriting Committee for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The Management Review Committee is comprised of FSA's Chief Executive Officer, President, Chief Operating Officer, Chief Underwriting Officer, Chief International Underwriting Officer and General Counsel. The Municipal

Underwriting Committee is comprised of FSA's Chief Executive Officer, President, Chief Operating Officer, Chief Municipal Underwriting Officer, an Associate General Counsel for Municipal Transactions and the Managing Director for Municipal Surveillance. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Subject to applicable limits, secondary market and partial maturity asset-backed transactions that meet certain credit and return criteria may be approved by the Chief Underwriting Officer and the head of the department involved, with a third signature from a member of the Management Review Committee for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee composed of the Chief Municipal Underwriting Officer or the Head of Municipal Surveillance, an Associate General Counsel for Municipal Transactions and any one of certain designated managing directors of the Municipal Department.

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

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates for the general reserve and for the case basis reserves at rates between 5.5% and 6.1%. The amount of discount taken was approximately $16.0 million and $19.8 million at December 31, 1998 and 1997, respectively.

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

                                                                  December 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                           ----       ----       ----
                                                              (dollars in millions)
Financial guaranty primary insurers, excluding FSA (1)
   Leverage ratio ......................................      N/A(2)   149:1      151:1

FSA
   Gross insurance in force ............................ $216,564   $158,020   $125,423
   Net insurance in force .............................. $159,995   $117,429   $ 93,704
   Qualified statutory capital ......................... $  1,038   $    782   $    676
   Leverage ratio ......................................    154:1      150:1      139:1

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

      The following tables set forth certain information concerning the investment portfolio of the Company:

                         Investment Portfolio by Rating
                             at December 31, 1998(1)

                                    Percent of
                                    Investment
                     Rating          Portfolio
                     ------         ----------
                     AAA(2) ........    69.0%
                     AA ............    21.0
                     A .............     9.3
                     BBB ...........     0.4
                     Other .........     0.3
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

                             Summary of Investments

                                                                           December 31,
                                       ---------------------------------------------------------------------------------
                                                1998                         1997                         1996
                                       -----------------------      -----------------------      -----------------------
                                                      Weighted                     Weighted                     Weighted
                                       Amortized       Average      Amortized       Average      Amortized       Average
      Investment Category                 Cost         Yield(1)        Cost         Yield(1)        Cost         Yield(1)
      -------------------              ----------     --------      ----------     --------      ----------     --------
                                                                 (dollars in thousands)
Long-term investments:
     Taxable bonds ..................  $  613,324        5.96%      $  453,437        6.52%      $  396,586        6.76%
     Tax-exempt bonds ...............   1,041,718        5.26          777,042        5.58          661,831        5.70
                                       ----------                   ----------                   ----------
     Total long-term investments ....   1,655,042        5.51        1,230,479        5.92        1,058,417        6.09
Short-term investments(2) ...........      74,675        4.96          110,308        6.22           56,733        5.43
                                       ----------                   ----------                   ----------
     Total investments(3) ...........  $1,729,717        5.49%      $1,340,787        5.95%      $1,115,150        6.06%
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

                      Investment Portfolio by Security Type

                                                                           December 31,
                                       ---------------------------------------------------------------------------------
                                                1998                         1997                         1996
                                       -----------------------      -----------------------      -----------------------
                                                      Weighted                     Weighted                     Weighted
                                       Amortized       Average      Amortized       Average      Amortized       Average
      Investment Category                 Cost         Yield(1)        Cost         Yield(1)        Cost         Yield(1)
      -------------------              ----------     --------      ----------     --------      ----------     --------
                                                                 (dollars in thousands)
U.S. government securities ..........  $  148,669        5.14%      $  122,817        6.20%      $   55,619        6.63%
Mortgage-backed securities ..........     266,770        6.54          195,567        6.62          177,818        6.88
Municipal bonds .....................   1,041,718        5.26          777,042        5.58          661,831        5.70
Asset-backed securities .............      33,188        7.07           20,961        6.69           71,370        6.82
Corporate securities ................     164,697        5.34           66,014        5.72           76,760        6.55

Foreign securities ..................          --                       48,078        7.62           15,019        6.50
                                       ----------                   ----------                   ----------
     Total fixed maturities .........   1,655,042        5.51        1,230,479        5.92        1,058,417        6.09
Short-term investments(2) ...........      74,675        4.96          110,308        6.22           56,733        5.43
                                       ----------                   ----------                   ----------
     Total investments(3) ...........  $1,729,717        5.49%      $1,340,787        5.95%      $1,115,150        6.06%
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

                     Distribution of Investments by Maturity

                                                                  December 31,
                                  ---------------------------------------------------------------------------
                                            1998                      1997                     1996
                                  -----------------------   -----------------------   -----------------------
                                               Estimated                 Estimated                 Estimated
                                   Amortized     Market      Amortized     Market     Amortized      Market
     Investment Category             Cost         Value        Cost         Value        Cost         Value
     -------------------          ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (in thousands)
Due in one year or less(1) ...... $   75,677   $   75,681   $  114,317   $  114,315   $   95,038   $   95,359
Due after one year through five
     years ......................    137,094      139,642       70,283       70,007       57,531       57,712
Due after five years through
     ten years ..................    225,259      233,080      208,986      208,170      105,495      105,848
Due after ten years .............    991,729    1,030,156      730,673      766,912      607,898      620,031
Mortgage-backed securities ......    266,770      270,500      195,567      197,753      177,818      178,344
Asset-backed securities .........     33,188       33,656       20,961       21,309       71,370       71,878
                                  ----------   ----------   ----------   ----------   ----------   ----------
     Total investments(2) ....... $1,729,717   $1,782,715   $1,340,787   $1,378,466   $1,115,150   $1,129,172
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

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                          December 31, 1998
                                                 -----------------------------------
                                                            Amortized    Estimated
             Investment Category                 Par Value     Cost     Market Value
             -------------------                 ---------  ---------   ------------
                                                          (in thousands)
Pass-through securities--U.S. Government agency   $171,284   $170,069     $171,247
CMO's--U.S. Government agency                       32,901     32,489       33,935
CMO's--non-agency                                   64,003     64,212       65,318
                                                  --------   --------     --------
     Total mortgage-backed securities             $268,188   $266,770     $270,500
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

Item 3. Legal Proceedings.

      In the ordinary course of business, the Company and certain subsidiaries have become party to certain litigation. The Company believes that none of these matters, if decided against the Company, would have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 6. Selected Financial Data.

      Selected financial data for the Company and its subsidiaries for each of the last five years is set forth hereunder. Data included herein has been restated as described in the "Restatements and Reclassifications" section of
Note 2 to the Company's consolidated financial statements:

Dollars in millions, except per
share data                               1998        1997        1996        1995           1994
Summary of Operations (a)
Gross premiums written              $   319.3   $   236.4   $   177.0   $   110.7      $   106.4
Net premiums written                    219.9       172.9       121.0        77.6           77.8
Net premiums earned                     137.9       109.5        90.4        69.3           65.8
Net investment income                    78.8        72.1        65.1        49.0           46.6
Net income                              115.4        94.7        78.0        55.0 (b)       60.4

Balance Sheet Data (a)
Total investments                   $ 1,874.8   $ 1,431.6   $ 1,154.4   $ 1,110.7      $   747.2
Total assets                          2,444.2     1,931.2     1,560.2     1,501.4        1,074.3
Deferred premium revenue, net           504.6       422.1       360.0       330.3          212.9
Loss and loss adjustment expense
  reserve, net                           60.0        44.8        42.2        50.2           35.6
Notes payable                           230.0       130.0        30.0        30.0             --
Preferred stock                           0.7         0.7         0.7         0.7            0.7
Common shareholders' equity           1,065.4       875.2       797.9       777.2          544.7

Per Common Share Data (a)
Earnings per share (c)              $    3.77   $    3.06   $    2.52   $    2.13      $    2.32
Book value per share                    35.63       30.44       26.62       24.67          20.92
Dividends paid                           0.44        0.41        0.35        0.32           0.16

Additional Data
Qualified statutory capital         $ 1,037.7   $   781.7   $   675.9   $   644.7      $   465.8
Total claims-paying resources (d)     2,119.6     1,696.1     1,372.3     1,157.1          821.8
Net par outstanding                 104,673.0    75,478.0    59,194.0    45,979.0       28,223.0
Net insurance in force
  (principal + interest)            159,995.0   117,430.0    93,704.0    75,360.0       45,825.0
Policyholders' leverage
  (risk-to-capital ratio)               154:1       150:1       139:1       117:1           98:1

                                                 (Footnotes appear on next page)

(a)   Prepared according to generally accepted accounting principles (GAAP).
(b) Includes the effect of a one-time general reserve charge of $15.4 million ($10.0 million after taxes) related to the merger with Capital Guaranty Corporation.
(c)   Represents diluted earnings per share.
(d) Statutory capital + statutory unearned premium reserve + present value of future net installment premiums + statutory loss reserve + standby line of credit facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth hereunder (data included herein has been restated as described in "Restatements and Reclassifications" section of Note 2 to the consolidated financial statements):

Results of Operations

Year Ended December 31, 1998 versus Year Ended December 31, 1997

Adjusted book value per common share of Financial Security Assurance Holdings Ltd. (the Company) was $47.62 at December 31, 1998, up 19.5% including dividends since year-end 1997. Excluding realized and unrealized capital gains and losses, adjusted book value per share rose 16.2% including dividends. Adjusted book value per common share is used by management and some equity analysts as a proxy for the Company's intrinsic value, exclusive of franchise value. It is defined as book value plus net deferred premium revenue plus the present value of future net installment premiums less deferred acquisition costs less tax effect. Adjusted book value is not a substitute for GAAP book value.

The Company discusses its financial results by breaking out various levels of its income statement in order to present a better analysis of underlying trends. Core net income represents net income before the after-tax effects of refundings and prepayments, net realized capital gains and losses, the cost of the equity compensation programs and other non-recurring adjustments. Core net income therefore represents the Company's normal operating results on a basis comparable to that of its industry peers. Operating net income is core net income plus the after-tax effect of refundings and prepayments. This distinction between core and operating net income is important because higher-than-normal volumes of refundings and prepayments disproportionately increase earned premiums and could suggest a stronger earnings trend than the pace of originations would warrant. Net income, as reported, is operating net income plus the after-tax effects of capital gains and losses, the cost of the equity compensation programs and other non-recurring adjustments, if any.

The Company reports core, operating and reported net income per share results in accordance with SFAS No. 128, which the Company adopted on December 31, 1997. The standard defines "basic" and "diluted" earnings per share. Basic earnings per share is based on average basic shares outstanding, which is calculated by adding shares earned but not issued under the Company's equity bonus and performance share programs to the average common shares outstanding. Diluted earnings per share is based on average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options, the performance share program and the Company's redeemable preferred stock to the average basic shares outstanding. Unless otherwise indicated, all earnings per share results are diluted, and results reported in prior periods have been restated accordingly.

The Company's 1998 net income was $115.4 million ($3.77 per share), compared with $94.7 million ($3.06 per share) for 1997, an increase of 21.8%. Core net income was $107.5 million ($3.51 per share) for 1998, compared with $90.7 million ($2.93 per share) for 1997, an increase of 18.5%. Total core revenues increased in 1998 by $29.8 million, from $171.6 million for 1997 to $201.4 million for 1998, while total core expenses increased only $7.6 million. Operating net income was $114.9 million ($3.76 per share) for 1998 versus $95.9 million ($3.10 per share) for 1997, an increase of $19.0 million, or 19.8%.

The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. For all years prior to 1998, the Company used a fixed discount rate of 9.5%. At the beginning of 1998, the Company began calculating the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. This rate for 1998 was 6.31%. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rates more accurately.

The Company's principal operating subsidiary, Financial Security Assurance Inc.
(FSA), benefited in 1998 from growth of its core markets and a flight to quality created by volatility in worldwide capital markets. As credit spreads widened for securities at all levels in the credit spectrum, the value of FSA's guaranty increased, and the Company was able to increase production volume significantly while maintaining pricing and underwriting standards. Business was well balanced across U.S. municipal and asset-backed markets. International activity was limited during 1998 because the Company found relatively few opportunities with returns on equity and risk profiles meeting FSA standards.

Gross PV premiums written increased 56.3% to $391.2 million for 1998 from $250.3 million for 1997. (Without the discount rate revision, gross PV premiums written would have been $379.9 million, an increase of 51.8%.) In 1998, the Company insured $58.6 billion par value of bonds, a 58.2% increase over par insured in 1997.

Asset-backed market conditions were favorable. Securitization volume was strong, credit spreads widened, and competition from uninsured executions decreased as demand fell for subordinated debt and residuals. As a result, FSA found a larger number of appropriate transactions to guarantee and was able to expand its product lines. In addition to maintaining strong production in the consumer and residential mortgage finance sectors, FSA significantly increased its volume of structured financings, such as collateralized debt obligations. Asset-backed gross PV premiums written were $162.7 million in 1998, compared with $111.0 million in 1997, an increase of 46.6%. FSA's asset-backed par insured increased 20.8% to $23.5 billion.

FSA also increased its municipal bond insurance volume, returns and market share, aided by higher market volume for new municipal bonds, increased market penetration by bond insurance and strong trading value for FSA-insured bonds. For the municipal business, gross PV premiums written increased to $228.5 million for 1998 from $139.3 million for 1997, an increase of 64.1%. FSA's municipal par insured increased 99.6% to $35.1 billion. Municipal par increased more than municipal PV premiums written because of a reduction in international transactions, which generally have high premium rates, and a decrease in the average lives of domestic general obligations. In addition, the capital charges assigned by Standard & Poor's to measure risk in FSA's municipal transactions, which began the year at the lowest level of risk in the industry, decreased further during the year because of the higher quality of the new business insured.

FSA's gross premiums written increased 35.1% to $319.3 million for 1998 from $236.4 million for 1997. Net premiums written were $219.9 million during 1998, an increase of 27.2% when compared with the 1997 result. Gross premiums written grew at a faster pace than net premiums written due to the Company's greater use of reinsurance to expand capacity for large transactions and certain successful securitization programs. Reinsurance cessions totaled 31.1% of 1998 gross premiums written, compared with 26.9% in 1997. Net premiums earned in 1998 were $137.9 million, compared with $109.5 million in 1997, an increase of 25.9%. Premiums earned from refundings and prepayments were $15.8 million for 1998 and $11.3 million for 1997, contributing $7.4 million and $5.2 million, respectively, to after-tax earnings. Before the effects of refundings and prepayments, net premiums earned grew 24.3% over the comparable 1997 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 1998 or 1997.

Net investment income was $78.8 million for 1998 and $72.1 million for 1997, an increase of 9.3%. This increase was due primarily to higher invested balances as a result of new business writings and proceeds from debt issued in the fourth quarter of 1998. The Company's effective tax rate on investment income was 17.6% for 1998, compared with 19.9% for 1997. In 1998, the Company realized $20.9 million in net capital gains, compared with $11.5 million in 1997. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

Other income was $0.5 million for 1998, compared with $9.3 million for 1997. Other income in 1997 was largely due to the sale of two insurance subsidiaries to realize the value of their redundant insurance licenses. All of the subsidiaries' insurance policy obligations were assumed by FSA.

Interest expense in 1998 was $10.6 million, an increase of $6.2 million when compared with 1997 results. The increase was due to the Company's increase in debt outstanding. For further discussion, see Liquidity and Capital Resources below.

The provision for losses and loss adjustment expenses in 1998 was $4.0 million, compared with $9.2 million in 1997, representing additions to the Company's general reserve. During 1998, the Company transferred $18.4 million to its general reserve from case basis reserves due to recoveries on certain commercial mortgage transactions. This recovery allowed for a decrease of $4.1 million in the amount needed to fund the general reserve for originations of new business in 1998. Also during 1998, the Company transferred $9.4 million from its general reserve to case basis reserves due primarily to anticipated claims on two sub-prime auto loan programs. The additions to the general reserve represent management's estimate of the amount required to cover the present value of the net cost of claims adequately. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business, and future economic conditions. At December 31, 1998, the Company's general reserve was $47.3 million.

Total policy acquisition and other operating expenses (excluding the cost of equity based compensation programs, which was $19.9 million for 1998 and $20.5 million for 1997, and interest expense) were $45.6 million in 1998, compared with $38.0 million in 1997, an increase of $7.6 million. Further excluding the effect of refundings, total policy acquisition and other operating expenses were $41.2 million in 1998, compared with $34.7 million in 1997, an increase of $6.5 million. The increase resulted from greater amortization of deferred acquisition costs due to a higher level of core premiums earned, along with higher personnel costs. The Company's core expense ratio fell to 33.8% from 35.3% in 1997.

Income before income taxes for 1998 was $157.3 million, up 21.4% from $129.5 million for 1997.

The Company's effective tax rate for 1998 was 26.7%, compared with 26.9% for 1997.

The weighted average number of diluted shares of common stock outstanding decreased from 30,913,000 for 1997 to 30,599,000 for 1998. This decrease was primarily due to stock repurchases by the Company to fund obligations under employee benefit plans, partially offset by an increase in the dilutive effect of the Company's redeemable preferred stock and shares unissued or contingently issuable for employee benefit plans.

Market Risk

The main objective in managing the Company's investment portfolio is to maximize the total return while minimizing investment credit risks. Investment strategies are based on many factors, including the Company's tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. Investment decisions are carried out by one internal investment manager and three external investment managers for the fixed-income investments and four external managers for the equity portfolio. These investment decisions are based on guidelines established by management and approved by the board of directors.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company relate primarily to its investment portfolio, of which 91% is invested in fixed-income securities. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases. Sensitivity to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 1998, this hypothetical increase in interest rates would result in an after-tax decrease of $73.4 million in the net fair value of the Company's fixed-income portfolio. Since the Company is able to hold these investments to maturity, absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario.

The Company's investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government bonds, and mortgage-backed, asset-backed and corporate securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%, and the option-adjusted spreads of the securities are held constant. Tax-exempt securities are subjected to a change in the Municipal Triple-A Obligation curve that would be equivalent to a 1.0% taxable interest rate change based on year-end taxable/tax-exempt ratios. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

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

FSA's financial guaranty policies do not contain an exclusion for Y2K problems. Each guaranty policy is customized for its individual transaction, so the actual policy and other transaction documents should be consulted regarding questions about the effect of Y2K problems of specific parties on specific policies. For example, if an issuer fails to make an insured payment due to a Y2K problem, FSA's insurance policy generally would cover such failure. On the other hand, if the issuer made the payment and the trustee failed to distribute it to bondholders due to a Y2K problem, FSA's insurance policy generally would not cover such failure. To investigate whether certain entities connected with transactions it insures have Y2K problems that could affect insured payments, FSA has surveyed the servicers and trustees for FSA-insured asset-backed transactions and has also surveyed certain companies that operate in a trustee, paying agent or securities depository capacity for a large component of FSA's public finance book of business. Responses to date have generally indicated active Y2K testing and remediation programs. FSA plans to query the companies again in 1999 to measure their progress.

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

Year Ended December 31, 1997 versus Year Ended December 31, 1996

The Company's 1997 net income was $94.7 million ($3.06 per share), compared with $78.0 million ($2.52 per share) for 1996, an increase of 21.3%. Core net income was $90.7 million ($2.93 per share) for 1997, compared with $78.4 million ($2.54 per share) for 1996, an increase of 15.7%. Total core revenues increased in 1997 by $26.1 million, from $145.5 million for 1996 to $171.6 million for 1997, while total core expenses increased only $8.8 million. Operating net income was $95.9 million ($3.10 per share) for 1997 versus $82.2 million ($2.66 per share) for 1996, an increase of $13.7 million, or 16.7%.

The markets in which FSA participates expanded during 1997, and FSA's own production was well balanced across those markets. Gross premiums written increased 33.6% to $236.4 million for 1997 from $177.0 million for 1996. Gross PV premiums written increased 10.6% to $250.3 million for 1997 from $226.3 million for 1996. In 1997, asset-backed gross PV premiums written were $111.0 million, compared with $125.8 million in 1996, a decrease of 11.8%. This decrease was attributable to several large, high-premium transactions executed in the pooled corporate obligations sector in 1996. Volume from FSA-insured consumer and residential mortgage securitization programs remained strong during 1997, although FSA avoided certain residential mortgage sectors where returns or credit characteristics were unattractive. In addition, FSA guaranteed a number of profitable pooled corporate transactions in such areas as collateralized bond obligations, collateralized loan obligations and trade receivables. For the municipal business, gross PV premiums written increased to $139.3 million for 1997 from $100.5 million for 1996, an increase of 38.6% due to higher volume in the municipal new-issue market, increased market penetration by bond insurance, and greater market share for FSA aided by strong trading value for FSA-insured bonds.

In 1997, the Company insured par value of bonds totaling $37.1 billion, a 19.3% increase over par insured in 1996.

FSA's asset-backed component increased 3.0% to $19.5 billion while its municipal sector increased 44.5% to $17.6 billion.

Net premiums written were $172.9 million during 1997, an increase of 42.9% when compared with the 1996 result. Net premiums written grew at a faster pace than gross premiums written due to the Company's efforts to reduce its reinsurance selectively, ceding 26.9% of its 1997 gross premiums written, compared with 31.6% in 1996. Net premiums earned in 1997 were $109.5 million, compared with $90.4 million in 1996, an increase of 21.1%. Premiums earned from refundings and prepayments were $11.3 million for 1997 and $10.3 million for 1996, contributing $5.2 million and $3.8 million, respectively, to after-tax earnings. Before the effects of refundings and prepayments, net premiums earned grew 22.5% over the comparable 1996 result.

Net investment income was $72.1 million for 1997 and $65.1 million for 1996, an increase of 10.8%. This increase was due primarily to higher invested balances as a result of new business writings and proceeds from debt issued in the fourth quarter. The Company's effective tax rate on investment income was 19.9% for 1997, compared with 20.0% for 1996. In 1997, the Company realized $11.5 million in net capital gains, compared with $3.2 million in 1996. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

Other income was $9.3 million for 1997, compared with $0.3 million for 1996. This increase was due to the sales of two insurance subsidiaries, which realized the value of their redundant insurance licenses. All of the subsidiaries' insurance policy obligations were assumed by FSA.

Interest expense in 1997 was $4.4 million, an increase of $2.2 million when compared with the 1996 result. The increase was due to the Company's increase in debt outstanding. For further discussion, see Liquidity and Capital Resources below.

The provision for losses and loss adjustment expenses in 1997 was $9.2 million, compared with $6.9 million in 1996, representing additions to the Company's general loss reserve. During 1997, the Company transferred $4.5 million from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. The additions to the general reserve represent management's estimate of the amount required to cover the net cost of claims adequately. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At December 31, 1997, the Company's general loss reserve was $34.3 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs, which was $20.5 million for 1997 and $9.5 million for 1996, and interest expense) were $38.0 million in 1997, compared with $34.8 million in 1996, an increase of 9.0%. Further excluding the effect of refundings, total policy acquisition and other operating expenses were $34.7 million in 1997, compared with $30.4 million in 1996, an increase of 14.1%. The increase resulted from greater amortization of deferred acquisition costs due to a higher level of core premiums earned, along with higher personnel costs and bank facility fees.

Income before income taxes for 1997 was $129.5 million, up 22.7% from $105.6 million for 1996.

The Company's effective tax rate for 1997 was 26.9%, compared with 26.1% for 1996.

The weighted average number of diluted shares of common stock outstanding increased to 30,913,000 for 1997 from 30,895,000 for 1996. This increase was primarily due to an increase in the dilutive effect of the Company's redeemable preferred stock, partially offset by shares repurchased by the Company to fund obligations under employee benefit plans and to close out a portion of its forward purchase arrangement.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at December 31, 1998, net of unsettled security transactions, were $1,770.6 million, compared with the December 31, 1997 balance of $1,379.3 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $58.0 million at December 31, 1998, compared with an unrealized gain position of $38.8 million at December 31, 1997. At December 31, 1998, the Company had, at the holding company level, an investment portfolio of $59.5 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon its receipt of dividends from, or payment on convertible surplus notes by, FSA and upon external financings.

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

In 1998, FSA repurchased $8.5 million of its shares from its parent, representing the balance remaining of $75.0 million that had been approved for repurchase by the New York Insurance Department.

Dividends paid by the Company to its shareholders increased to $12.8 million in 1998 from $12.1 million in 1997 and to $0.44 per common share in 1998 from $0.405 in 1997. In addition to paying dividends, the Company uses funds to make debt service payments and to repurchase shares of the Company's common stock to fund employee benefit plans. During 1998, the Company purchased $23.9 million of its stock for employee benefit plans. During the fourth quarter of 1998, the Company issued $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003. The proceeds from this issuance were used to augment the capital in its insurance company subsidiaries and for general corporate purposes. The Company also has outstanding $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002. These securities were issued during 1997.

In May 1996, the Company repurchased 1,000,000 shares of its common stock from US WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. The cost of these settlements during 1998 and 1997 were $0.7 million and $2.1 million, respectively. By the fourth quarter of 1997, exercises by participants had increased the number of shares allocated to the Company from 1,000,000 shares to 1,187,800 shares. During the fourth quarter of 1997, the Company exercised rights under the forward agreements, purchasing 1,187,800 Forward Shares for a total cost of $33.9 million. At December 31, 1998, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors. For each dollar change in the Company's share price, net income will be effected by approximately $0.3 million, or $0.01 per share.

On November 3, 1998, the Company and XL Capital Ltd (XL), which was named EXEL Limited until February 1999, closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies has initially been capitalized with approximately $100 million. One company, Financial Security Assurance International Ltd., is an indirect subsidiary of FSA, and the other company, XL Financial Assurance Ltd, is a subsidiary of XL. The Company has a minority interest in the XL subsidiary, and XL has a minority interest in the FSA indirect subsidiary. In conjunction with forming the new companies, the Company and XL exchanged $80 million of their respective common shares, with the Company delivering to XL 1,632,653 common shares out of treasury. Prior to the closing of the transaction with XL, the Company had entered into an agreement with an unrelated third party to sell for cash, at no gain or loss, $60 million of the XL shares. This $60 million was used to fund, in part, the Company's investment in Financial Security Assurance International Ltd.

FSA's primary uses of funds are to pay operating expenses and to pay dividends to its parent. FSA's funds are also required to satisfy claims, if any, under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

FSA has a credit arrangement, aggregating $150.0 million at December 31, 1998, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At December 31, 1998, there were no borrowings under this arrangement, which expires on November 23, 1999, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $45.0 million was unutilized at December 31, 1998.

FSA has a standby line of credit commitment in the amount of $240.0 million with a group of international Aaa/AAA-rated banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $230.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 1998 and expiring on April 30, 2005 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 1998.

The Company has no plans for material capital expenditures within the next twelve months.

Item 7A. Qualitative and Quantitative Disclosures About Market Risks.

      Qualitative and quantitative disclosures about market risks is set forth in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Market Risk".

Item 8. Financial Statements and Supplementary Data.

      The 1998 Consolidated Financial Statements, together with the Notes thereto and the Report of Independent Accountants thereon, are set forth hereunder:

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the Company) at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As indicated in Note 2, the consolidated financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 have been revised.


            /s/ PricewaterhouseCoopers LLP
            ------------------------------
              PRICEWATERHOUSECOOPERS LLP

New York, New York
January 26, 1999, except for the
restatements and reclassifications section in Note 2 as to which the date is August 4, 1999

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                     December 31,   December 31,
                    ASSETS                               1998           1997
                                                     -----------    -----------

Bonds at market value (amortized cost of
  $1,655,042 and $1,230,479)                         $ 1,708,040    $ 1,268,158
Equity investments at market value (cost of
  $64,292 and $29,430)                                    68,243         30,539
Short-term investments                                    98,554        132,931
                                                     -----------    -----------

     Total investments                                 1,874,837      1,431,628
Cash                                                       3,490         12,475
Deferred acquisition costs                               199,559        171,098
Prepaid reinsurance premiums                             217,096        173,123
Reinsurance recoverable on unpaid losses                   3,907         30,618
Receivable for securities sold                             1,655         20,623
Investment in unconsolidated affiliates                   29,496             --
Other assets                                             114,166         91,599
                                                     -----------    -----------

          TOTAL ASSETS                               $ 2,444,206    $ 1,913,164
                                                     ===========    ===========

LIABILITIES AND MINORITY INTEREST,
REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Deferred premium revenue                             $   721,699    $   595,196
Losses and loss adjustment expenses                       63,947         75,417
Deferred federal income taxes                             87,254         82,786
Ceded reinsurance balances payable                        31,502         11,199
Payable for securities purchased                         105,859         72,979
Notes payable                                            230,000        130,000
Minority interest                                         20,388             --
Accrued expenses and other liabilities                   117,421         87,638
                                                     -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST      1,378,070      1,055,215
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Redeemable preferred stock (3,000,000 shares
  authorized; 2,000,000 issued and outstanding;
  par value of $.01 per share)                                20             20
Additional paid-in capital - preferred                       680            680
                                                     -----------    -----------
                                                             700            700
Common stock (50,000,000 shares authorized;
  32,276,301 issued; par value of $.01 per share)            323            323
Additional paid-in capital - common                      733,442        695,993
Accumulated other comprehensive income (net of
  deferred income tax provision of $20,288
  and $13,575)                                            37,678         25,212
Accumulated earnings                                     325,150        222,571
Deferred equity compensation                              43,946         26,181
Less treasury stock at cost (2,372,839 and
  3,521,847 shares held)                                 (75,103)       (95,031)
                                                     -----------    -----------


          TOTAL  SHAREHOLDERS' EQUITY                  1,065,436        875,249
                                                     -----------    -----------

      TOTAL LIABILITIES AND MINORITY INTEREST,
REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY  $ 2,444,206    $ 1,931,164
                                                     ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                           Year Ended December 31,
                                                           -----------------------
REVENUES:                                              1998         1997         1996
                                                    ---------    ---------    ---------
   Net premiums written                             $ 219,853    $ 172,878    $ 121,000

   Increase in deferred premium revenue               (81,926)     (63,367)     (30,552)
                                                    ---------    ---------    ---------

   Premiums earned                                    137,927      109,511       90,448

   Net investment income                               78,823       72,085       65,064

   Net realized gains                                  20,890       11,522        3,189

   Other income                                           474        9,303          297
                                                    ---------    ---------    ---------

                 TOTAL REVENUES                       238,114      202,421      158,998
                                                    ---------    ---------    ---------
EXPENSES:

   Losses and loss adjustment expenses                  3,949        9,156        6,874

   Policy acquisition costs                            35,439       27,962       23,829

   Other operating expenses                            40,631       35,755       22,732
                                                    ---------    ---------    ---------

                 TOTAL EXPENSES                        80,019       72,873       53,435
                                                    ---------    ---------    ---------

Minority interest and equity in earnings of
   unconsolidated affiliates                             (844)          --           --
                                                    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                            157,251      129,548      105,563
                                                    ---------    ---------    ---------
Provision (benefit) for income taxes:

   Current                                             44,140       22,966       15,817

   Deferred                                            (2,245)      11,898       11,721
                                                    ---------    ---------    ---------

   Total provision                                     41,895       34,864       27,538
                                                    ---------    ---------    ---------

      NET INCOME                                      115,356       94,684       78,025

   OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

      Unrealized gains (losses) on securities:

         Unrealized holding gains (losses)
            arising during period (net of
            deferred income tax provision
            (benefit) of $14,024, $12,701 and
            $(4,708))                                  26,045       23,587       (8,744)

         Less: reclassification adjustment for
            gains included in net income (net
            of deferred income tax provision
            of $7,311, $4,033 and $1,116)             (13,579)      (7,489)      (2,073)
                                                    ---------    ---------    ---------

         Other comprehensive income (loss)             12,466       16,098      (10,817)
                                                    ---------    ---------    ---------

      COMPREHENSIVE INCOME                          $ 127,822    $ 110,782    $  67,208
                                                    =========    =========    =========
      As based upon net income:

        Basic earnings per common share             $    3.96    $    3.16    $    2.55
                                                    =========    =========    =========
        Diluted earnings per common share           $    3.77    $    3.06    $    2.52
                                                    =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                   Additional    Unrealized
                                                     Paid-In        Gain                      Deferred
                                        Common      Capital -    (Loss) on    Accumulated      Equity       Treasury
                                         Stock        Common     Investments    Earnings    Compensation      Stock         Total
                                         -----        ------     -----------    --------    ------------      -----         -----
BALANCE, December 31, 1995                $323       $696,253      $19,931      $72,410       $  6,504       $(18,174)     $777,247

Net income for the year                                                          78,025                                      78,025

Net change in accumulated comprehensive
   income (net of deferred
   income tax benefit of $5,823)                                   (10,817)                                                 (10,817)

Dividends paid on common
   stock ($0.35 per share)                                                      (10,536)                                    (10,536)

Deferred equity compensation                                                                     5,565                        5,565

Purchase of 1,529,131 shares of
   common stock                                                                                               (40,611)      (40,611)

Other common stock transactions                        (1,135)                                                               (1,135)

Adjustment to prior-year disposal of
   Subsidiary                                                                        87                                          87
                                          ----       --------      -------      --------       -------       --------    ----------

BALANCE, December 31, 1996                 323        695,118        9,114      139,986         12,069        (58,785)      797,825

Net income for the year                                                          94,684                                      94,684

Net change in accumulated comprehensive
   income (net of deferred
   income taxes of $8,667)                                          16,098                                                   16,098

Dividends paid on common stock
   ($0.405 per share)                                                           (12,099)                                    (12,099)

Deferred equity compensation                                                                    17,781                       17,781

Deferred equity payout                                    187                                   (3,287)           56         (3,044)

Purchase of 162,573 shares of
   common stock                                                                                                (5,434)       (5,434)

Issuance of 125,106 shares of treasury
   stock for options exercised                            688                                     (382)         3,042         3,348

Forward share settlements with
   counterparties                                                                                             (33,910)      (33,910)
                                          ----       --------      -------      --------       -------       --------    ----------

BALANCE, December 31, 1997                 323        695,993       25,212      222,571         26,181        (95,031)      875,249

Net income for the year                                                         115,356                                     115,356

Net change in accumulated comprehensive
   income (net of deferred
   income taxes of $6,713)                                          12,466                                                   12,466

Dividends paid on common stock
   ($0.44 per share)                                                            (12,777)                                    (12,777)

Deferred equity compensation                                                                    23,970                       23,970

Deferred equity payout                                    750                                   (6,371)           204        (5,417)

Purchase of 496,940 shares of
   common stock                                                                                               (23,907)      (23,907)

Issuance of 1,632,653 shares of treasury
   stock for XL stock                                  36,721                                                  43,279        80,000

Issuance of 13,295 shares of treasury
   stock for options exercised                            (22)                                     166            352           496
                                          ----       --------      -------      --------       -------       --------    ----------

BALANCE, December 31, 1998                $323       $733,442      $37,678      $325,150       $43,946       $(75,103)   $1,065,436
                                          ====       ========      =======      ========       =======       ========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                             1998           1997           1996
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Premiums received, net                                $   247,229    $   171,145    $   124,540
   Policy acquisition and other operating expenses
      paid, net                                              (53,306)       (43,279)       (32,266)
   Recoverable advances received (paid)                        1,473         (7,629)        10,213
   Losses and loss adjustment expenses recovered
      (paid)                                                  10,989         (6,463)       (15,473)
   Net investment income received                             70,146         65,662         63,533
   Federal income taxes paid                                 (54,020)       (19,797)       (34,595)
   Interest paid                                              (9,614)        (5,158)        (2,115)
   Other                                                      (1,623)        (2,017)        (4,253)
                                                         -----------    -----------    -----------

          Net cash provided by operating activities          211,274        152,464        109,584
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of bonds                            1,908,098      1,074,658      1,117,473
   Proceeds from sales of equity investments                  33,613          3,568             --
   Proceeds from maturities of bonds                              --         32,468          2,965
   Purchases of bonds                                     (2,257,947)    (1,229,612)    (1,141,688)
   Purchases of equity investments                           (48,475)       (24,662)        (8,336)
   Net gain on sale of subsidiaries                               --          7,986             --
   Purchases of property and equipment                        (1,168)        (3,097)        (2,188)
   Net decrease (increase) in short-term
      investments                                             39,513        (55,551)       (18,586)
   Other investments                                         (14,610)            --             --
                                                         -----------    -----------    -----------

          Net cash used for investing activities            (340,976)      (194,242)       (50,360)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of notes payable, net                             96,850        125,905             --
   Repayment of notes payable                                     --        (30,000)            --
   Dividends paid                                            (12,777)       (12,099)       (10,536)
   Treasury stock, net                                       (23,686)       (36,246)       (41,660)
   Issuance of stock for acquisition of subsidiary (a)        60,000             --             --
   Other                                                         330         (1,453)            --
                                                         -----------    -----------    -----------
          Net cash provided by (used for) financing
                 Activities                                  120,717         46,107        (52,196)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                               (8,985)         4,329          7,028

Cash at beginning of year                                     12,475          8,146          1,118
                                                         -----------    -----------    -----------

Cash at end of year                                      $     3,490    $    12,475    $     8,146
                                                         ===========    ===========    ===========

                                    Continued

(a) The Company exchanged $20,000 of its stock at fair market value for $20,000 of XL stock at fair market value. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (Dollars in thousands)

                                                           Year Ended December 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                        ----        ----        ----
Reconciliation of net income to net cash flows from
   operating activities:

Net income                                            $115,356    $ 94,684    $ 78,025

   Increase in accrued investment income                (3,613)     (2,504)       (578)

   Increase in deferred premium revenue and related
      foreign exchange adjustment                       82,530      62,101      29,622

   Increase in deferred acquisition costs              (28,461)    (24,865)    (13,282)

   Increase (decrease) in current federal income
      taxes payable                                     (1,674)      7,891      (7,368)

   Increase (decrease) in unpaid losses and loss
      adjustment expenses                               15,240       2,596      (8,023)

   Increase in amounts withheld for others                  82         133          52

   Provision (benefit) for deferred income taxes        (2,245)     15,170      11,721

   Net realized gains on investments                   (20,890)    (11,522)     (3,189)

   Deferred equity compensation                         17,765      14,299       5,565

   Depreciation and accretion of bond discount          (4,523)     (2,802)     (1,735)

   Minority interest and equity in earnings of
      unconsolidated affiliates                            844          --          --

   Net gain on sale of subsidiaries                         --      (7,986)         --

   Change in other assets and liabilities               40,863       5,269      18,774
                                                      --------    --------    --------

Cash provided by operating activities                 $211,274    $152,464    $109,584
                                                      ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is a holding company incorporated in the State of New York. The Company is principally engaged (through its insurance company subsidiaries) in providing financial guaranty insurance on asset-backed and municipal obligations. The Company's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers' taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer's obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

      The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. The Company's insured portfolio consists primarily of asset-backed and municipal obligations originated in the United States, but the Company has also written and continues to pursue business in Europe and the Asia Pacific region.

      At December 31, 1996, the Company was owned 40.4% by U S WEST Capital Corporation (U S WEST), 11.5% by Fund American Enterprises Holdings, Inc. (Fund American), 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine) and 41.7% by the public and employees. At December 31, 1997, the Company was owned 42.1% by U S WEST, 12.0% by Fund American, 6.7% by Tokio Marine and 39.2% by the public and employees. On November 3, 1998, the Company issued 1,632,653 common shares out of treasury to XL Capital Ltd (XL), which was named EXEL Limited until February 1999, in exchange for $80,000,000 of XL's common stock in conjunction with the creation of a new subsidiary (see Note 7). At December 31, 1998, the Company was owned 40.5% by MediaOne Capital Corporation (MediaOne), formerly U S WEST, 11.6% by Fund American, 6.4% by Tokio Marine, 5.5% by XL and 36.0% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note
5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 1998 and 1997 and the reported amounts of revenues and expenses in the consolidated statements of income during the years ended December 31, 1998, 1997 and 1996. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses and the deferral and amortization of deferred policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, FSA Portfolio Management Inc., Transaction Services Corporation, Financial Security Assurance Inc. (FSA), FSA Insurance Company, Financial Security Assurance International Ltd., Financial Security Assurance of Oklahoma, Inc. and Financial Security Assurance (U.K.) Limited (collectively, the Subsidiaries). All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 1998 presentation.

      Investments

      Investments in debt securities designated as available for sale are carried at market value. Equity investments are carried at market value. Any resulting unrealized gain or loss is reflected as a separate component of shareholders' equity, net of applicable deferred income taxes. Except as specified in Note 20, all of the Company's long-term investments are classified as available for sale.

      Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities, and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at market value, which approximates cost. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned.

      The Company holds derivative securities, including U.S. Treasury bond futures contracts and call option contracts, that are not accounted for as hedges and are marked-to-market on a daily basis. Any gains or losses are included in capital gains or losses.

      Investments in unconsolidated affiliates are carried on the equity basis (see Note 20).

      Premium Revenue Recognition

      Gross and ceded premiums are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized.

      Losses and Loss Adjustment Expenses

      A case basis reserve for unpaid losses and loss adjustment expenses is recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using current risk-free rates ranging from 5.5% to 6.1%.

      The general reserve is calculated by applying a loss factor to the total net par amount outstanding of the Company's insured obligations over the term of such insured obligations and discounting the result at risk-free rates. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future.

      Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. The reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not differ from such estimates. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions.

      Deferred Acquisition Costs

      Deferred acquisition costs comprise those expenses that vary with and are primarily related to the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs and the cost of acquired business are amortized over the period in which the related premiums are earned. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

      Federal Income Taxes

      The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods reflected at current income tax rates.

      Earnings per Common Share

      In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share (EPS), specifying the computation, presentation and disclosure requirements for EPS (see Note 18). The new standard defines "basic" and "diluted" earnings per share. Basic earnings per share are based on average basic shares outstanding, which is calculated by adding shares earned but not issued under the Company's equity bonus and performance share programs to the average common shares outstanding. Diluted earnings per share are based on average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options, the performance share program and the Company's redeemable preferred stock to the average basic shares outstanding. All earnings per share have been restated to reflect the adoption of SFAS No. 128.

      Segment Reporting

      In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishing standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requiring presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. The Company has no reportable operating segments as a monoline financial guaranty insurer.

      Restatements and Reclassifications:

      In May 1996, the Company entered into a forward share purchase agreement with two financial institutions, under which it had the ability to acquire up to 1,750,000 shares of its stock for $26.50 plus accumulated financing charges. The Company retained the economic interest in 1,000,000 shares and passed both the economic risk and reward in the remaining 750,000 shares on to a group of the Company's employees and directors, who were required to post collateral against the risk of a decline in market value of the shares

      The Company accounted for the 1,000,000 share obligation under the "permanent equity" provisions of EITF 96-13, which resulted in no impact on the Company's financial statements until the shares were acquired as treasury stock in December 1997. With regard to the 750,000 shares made available to employees and directors, of which 529,122 shares remain outstanding, the Company offset the gain on the forward share agreement against the corresponding increased liability to the employees and directors, resulting in no net impact on the Company's financial statements until settlement. At settlement, the Company's paid-in surplus is credited with the tax savings resulting from the transaction.

      During a review of the Company's shelf registration statement in April 1999, the Securities and Exchange Commission (SEC) staff advised the Company that, in its opinion, the gain on the forward purchase agreement should not be used to offset the additional liability to the employees and directors. After discussion with the SEC staff, the Company has revised its accounting to recognize the liability as incurred and to recognize the offsetting gain on the forward purchase agreement as an addition to paid-in surplus upon settlement (assuming cash settlement).

      The effect of this change in accounting for the forward share purchase agreements was to (decrease) the amounts previously reported as shown below (in thousands, except per share data):

                                        1998              1997          1996
                                        ----              ----          ----
Income before income taxes           ($2,495)          ($8,951)      ($4,208)
Net Income                            (1,622)           (5,818)       (2,735)
EPS - Basic                             (.06)             (.19)         (.09)
EPS - Diluted                           (.05)             (.19)         (.09)
Shareholder's Equity                  (7,300)           (6,411)

      In addition, the Company reclassified the redeemable preferred stock outside of shareholder's equity, which decreased shareholder's equity as of December 31, 1998 and 1997 by $700,000.

      Historically, purchases of tax and loss bonds were treated as charges to current tax expense with a corresponding benefit to deferred taxes by setting up tax and loss bonds as a deferred tax asset (i.e., reduction of the deferred tax liability). These purchases have been reclassified to be treated as prepaid federal income taxes and, as a consequence, tax and loss bonds have been classified as an asset on the balance sheet and not as a reduction of the deferred tax liability. Accordingly, the change had the effect of increasing both assets and liabilities by $38,726,000 and $30,520,000 at December 31, 1998 and 1997, respectively. This reclassification has no effect on the Company's net income or shareholders' equity.

3. INVESTMENTS

      Bonds at amortized cost of $11,481,000 and $11,025,000 at December 31, 1998 and 1997, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

      Consolidated net investment income consisted of the following (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                           1998           1997           1996
                                           ----           ----           ----
Bonds                                    $ 71,888       $ 65,422       $ 61,740

Equity investments                          1,075          1,393            928

Short-term investments                      8,391          7,206          3,966

Investment expenses                        (2,531)        (1,936)        (1,570)
                                         --------       --------       --------

Net investment income                    $ 78,823       $ 72,085       $ 65,064
                                         ========       ========       ========

The credit quality of the fixed-income investment portfolio at December 31, 1998 was as follows:

                                          Percent of Fixed-Income
                   Rating                   Investment Portfolio
           -----------------------      ----------------------------
                     AAA                            66.0%
                      AA                            20.4
                      A                             12.9
                     BBB                             0.4
                    Other                            0.3

      The amortized cost and estimated market value of bonds were as follows (in thousands):

                                                           Gross        Gross
                                           Amortized    Unrealized   Unrealized    Estimated
December 31, 1998                             Cost         Gains       Losses     Market Value
                                              ----         -----       ------     ------------
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                            $  148,669   $    2,432   $     (336)   $  150,765

Obligations of states and political
   subdivisions                             1,041,718       42,265         (637)    1,083,346

Mortgage-backed securities                    266,770        3,920         (190)      270,500

Corporate securities                          164,697        5,539         (463)      169,773

Asset-backed securities                        33,188          494          (26)       33,656
                                           ----------   ----------   ----------    ----------

     Total                                 $1,655,042   $   54,650   $   (1,652)   $1,708,040
                                           ==========   ==========   ==========    ==========

December 31, 1997

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                            $  122,817   $      799   $     (454)   $  123,162

Obligations of states and political
    subdivisions                              777,042       40,187         (135)      817,094

Foreign securities                             48,078           --       (6,126)       41,952

Mortgage-backed securities                    195,567        2,213          (27)      197,753

Corporate securities                           66,014        1,375         (501)       66,888

Asset-backed securities                        20,961          349           (1)       21,309
                                           ----------   ----------   ----------    ----------

     Total                                 $1,230,479   $   44,923   $   (7,244)   $1,268,158
                                           ==========   ==========   ==========    ==========

The change in net unrealized gains (losses) consisted of (in thousands):

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
Bonds                                            $ 15,319   $ 23,657   $(16,640)
Equity investments                                  2,842      1,109         --
Other                                               1,017         --         --
                                                 --------   --------   --------
     Change in net unrealized gains (losses)     $ 19,178   $ 24,766   $(16,640)
                                                 ========   ========   ========

      The amortized cost and estimated market value of bonds at December 31, 1998, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                                   Estimated
                                                                Amortized Cost    Market Value
                                                                --------------    ------------
Due in one year or less                                           $    1,002      $    1,006
Due after one year through five years                                137,094         139,642
Due after five years through ten years                               225,259         233,080
Due after ten years                                                  991,729       1,030,156
Mortgage-backed securities (stated maturities of 1 to 30 years)      266,770         270,500
Asset-backed securities (stated maturities of 25 to 30 years)         33,188          33,656
                                                                  ----------      ----------
     Total                                                        $1,655,042      $1,708,040
                                                                  ==========      ==========

      Proceeds from sales of bonds during 1998, 1997 and 1996 were $1,889,130,000, $1,127,749,000 and $1,118,112,000, respectively. Gross gains of
$28,322,000, $12,627,000 and $15,335,000 and gross losses of $8,585,000,
$1,433,000 and $12,146,000 were realized on sales in 1998, 1997 and 1996, respectively.

      Proceeds from sales of equity investments during 1998 and 1997 were $33,613,000 and $3,568,000, respectively. Gross gains of $2,684,000 and $33,000 and gross losses of $1,331,000 and $7,000 were realized on sales in 1998 and 1997, respectively.

      The Company held open positions in U.S. Treasury bond futures contracts with an aggregate notional amount of $57,700,000 and $33,300,000 as of December 31, 1998 and 1997, respectively. The Company also held open positions in Eurodollar futures contracts with an aggregate notional amount of $1,000,000 as of December 31, 1998. Such positions are marked-to-market on a daily basis and, for the years ended December 31, 1998, 1997 and 1996, resulted in net realized gains of $883,000, $190,000 and $923,000, respectively, which are included in gross realized capital gains, above.

4. DEFERRED ACQUISITION COSTS

      Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

                                                   Year Ended December 31,
                                                   -----------------------

                                                1998        1997        1996
                                                ----        ----        ----

Balance, beginning of period                  $171,098    $146,233    $132,951
                                              --------    --------    --------
Costs deferred during the period:
   Ceding commission income                    (27,693)    (18,956)    (15,956)
   Assumed commission expense                       22          31          38
   Premium taxes                                 8,081       5,554       3,718
   Compensation and other acquisition costs     83,490      66,198      49,311
                                              --------    --------    --------

                    Total                       63,900      52,827      37,111
                                              --------    --------    --------

Costs amortized during the period              (35,439)    (27,962)    (23,829)
                                              --------    --------    --------

Balance, end of period                        $199,559    $171,098    $146,233
                                              ========    ========    ========

5. STATUTORY ACCOUNTING PRACTICES

      GAAP for the Subsidiaries differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

      - Upfront premiums on municipal business are recognized as earned when related principal and interest have expired rather than over the expected coverage period;

      - Acquisition costs are charged to operations as incurred rather than as related premiums are earned;

      - A contingency reserve (rather than a general reserve) is computed based on the following statutory requirements:

            (i) For all policies written prior to July 1, 1989, an amount equal to 50% of cumulative earned premiums less permitted reductions, plus;

            (ii) For all policies written on or after July 1, 1989, an amount equal to the greater of 50% of premiums written for each category of insured obligation or a designated percentage of principal guaranteed for that category. These amounts are provided each quarter as either 1/60th or 1/80th of the total required for each category, less permitted reductions;

      - Certain assets designated as "non-admitted assets" are charged directly to statutory surplus but are reflected as assets under GAAP;

      - Federal income taxes are provided only on taxable income for which income taxes are currently payable, including the purchase of tax and loss bonds;

      - Accruals for deferred compensation are not recognized;

      - Purchase accounting adjustments are not recognized;

      - Bonds are carried at amortized cost;

      - Surplus notes are recognized as surplus rather than a liability.

      A reconciliation of net income for the calendar years 1998, 1997 and 1996 and shareholders' equity at December 31, 1998 and 1997, reported by the Company on a GAAP basis, to the amounts reported by the Subsidiaries on a statutory basis, is as follows (in thousands):

Net Income:                                      1998        1997        1996
                                                 ----        ----        ----

GAAP BASIS                                     $115,356    $ 94,684    $ 78,025
Non-insurance companies net loss (gain)           5,461       5,575       2,830
Premium revenue recognition                     (16,411)    (23,130)     (5,518)
Losses and loss adjustment expenses incurred     12,938       4,653      (2,138)
Deferred acquisition costs                      (28,461)    (24,865)    (12,482)
Deferred income tax provision                       167      16,019      12,321
Current income tax                               (8,206)     (7,994)    (11,410)
Amortization of bonds                                --          56         566
Accrual of deferred compensation, net            33,268      26,681      12,737
Other                                               100         (61)      1,404
                                               --------    --------    --------

STATUTORY BASIS                                $114,212    $ 91,618    $ 76,335
                                               ========    ========    ========

                                                              December 31,
                                                              ------------
Shareholders' Equity:                                     1998          1997
                                                          ----          ----

GAAP BASIS                                             $1,065,436    $  875,249
Non-insurance companies liabilities, net                   39,155        22,611
Premium revenue recognition                               (91,297)      (74,863)
Loss and loss adjustment expense reserves                  47,250        34,313
Deferred acquisition costs                               (199,559)     (171,098)
Contingency reserve                                      (367,454)     (287,694)
Unrealized gain on investments, net of tax                (55,851)      (43,027)
Deferred income taxes                                      95,398        90,387
Tax and loss bonds                                        (38,726)      (30,520)
Accrual of deferred compensation                           70,022        41,451
Surplus notes                                             120,000        50,000
Other                                                     (14,118)      (12,841)
                                                       ----------    ----------

STATUTORY BASIS SURPLUS                                $  670,256    $  493,968
                                                       ==========    ==========

SURPLUS PLUS CONTINGENCY RESERVE                       $1,037,710    $  781,661
                                                       ==========    ==========

6. FEDERAL INCOME TAXES

      The Company and its Subsidiaries (except Financial Security Assurance International Ltd.) file a consolidated federal income tax return. The calculation of each member's tax benefit or liability is controlled by a tax sharing agreement that bases the allocation of such benefit or liability upon a separate return calculation.

      Prior to 1998, purchases of tax and loss bonds were treated as charges to current tax expense with a corresponding benefit to deferred taxes by setting up tax and loss bonds as a deferred tax asset (i.e., reduction of the deferred tax liability). Beginning in 1998, these purchases have been treated as prepaid federal income taxes and, as a consequence, tax and loss bonds have been treated as an asset on the balance sheet and not as a reduction of the deferred tax liability. Accordingly, the change had the effect of increasing both assets and liabilities by $38,726,000 and $30,520,000 at December 31, 1998 and 1997,
respectively. In addition, this change had the effect of increasing the deferred tax provision and decreasing the current tax provision by $8,206,000, $7,994,000, and $11,410,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

      The cumulative balance sheet effects of deferred tax consequences are (in thousands):

                                                               December 31,
                                                               ------------
                                                            1998         1997
                                                            ----         ----
Deferred acquisition costs                                $ 69,079     $ 59,884
Deferred premium revenue adjustments                        10,354        8,424
Unrealized capital gains                                    21,134       15,618
Contingency reserves                                        46,260       38,037
                                                          --------     --------
     Total deferred tax liabilities                        146,827      121,963
                                                          --------     --------

Loss and loss adjustment expense reserves                  (16,613)     (12,009)
Deferred compensation                                      (41,545)     (26,109)
Other, net                                                  (1,415)      (1,059)
                                                          --------     --------
     Total deferred tax assets                             (59,573)     (39,177)
                                                          --------     --------

Total deferred income taxes                               $ 87,254     $ 82,786
                                                          ========     ========

      No valuation allowance was necessary at December 31, 1998 or 1997.

      A reconciliation of the effective tax rate with the federal statutory rate follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
Tax at statutory rate                               35.0%      35.0%      35.0%
Tax-exempt interest                                 (8.6)      (8.4)      (9.3)
Other                                                0.3        0.3        0.4
                                                    ----       ----       ----

Provision for income taxes                          26.7%      26.9%      26.1%
                                                    ====       ====       ====

7. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

      On September 2, 1994, the Company issued to Fund American 2,000,000 shares of Series A, non-dividend paying, voting, redeemable preferred stock having an aggregate liquidation preference of $700,000. The preferred stock is redeemable, at the option of the holder upon payment of the conversion price therefor, into an equal number of shares of common stock (subject to anti-dilutive adjustment). The conversion price per share (subject to anti-dilutive adjustment) is $29.65. The preferred stock will be redeemed (if then outstanding) on May 13, 2004 at a redemption price of $0.35 per share. Fund American is entitled to one vote per share of redeemable preferred stock, voting together as a single class with the holders of common stock on all matters upon which holders of common stock are entitled to vote. As the holder of the redeemable preferred stock, Fund American is not entitled to receive dividends or other distributions of any kind payable to shareholders of the Company, except that, in the event of the liquidation, dissolution or winding up of the Company, it is entitled to receive out of the assets of the Company available therefor, before any distribution or payment is made to the holders of common stock or to any other class of capital stock of the Company ranking junior to the Company's preferred stock, liquidation payments in the amount of $0.35 per share. Fund American may not transfer the redeemable preferred stock, except to one of its majority-owned subsidiaries.

      In May 1996, the Company repurchased 1,000,000 shares of its common stock from U S WEST for a purchase price of $26.50 per share. At the same time, the Company also entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either: (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. At the same time it entered into the forward agreements, the Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding forward share position with the Counterparties. These settlements during 1998 and 1997 were $733,000 and $2,142,000, respectively. By the fourth quarter of 1997, such exercises by participants had increased the number of shares allocated to the Company from 1,000,000 shares to 1,187,800 shares. During the fourth quarter of 1997, the Company purchased 1,187,800 Forward Shares for $33,910,000 by exercising rights under the forward agreements. At December 31, 1998, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors. The Company has recognized compensation expense for the difference between the carrying cost and the market value at December 31, 1998, 1997 and 1996 of $2,495,000, $8,951,000 and $4,208,000, respectively.

      On November 3, 1998, the Company and XL closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies has been initially capitalized with approximately $100,000,000. One company, Financial Security Assurance International Ltd., is an indirect subsidiary of FSA, and the other company, XL Financial Assurance Ltd, is a subsidiary of XL. The Company has a minority interest in the XL subsidiary, and XL has a minority interest in the FSA indirect subsidiary. In conjunction with forming the new companies, the Company and XL exchanged $80,000,000 of their respective common shares, with the Company delivering to XL 1,632,653 common shares out of treasury. Prior to the closing of the transaction with XL, the Company had entered into an agreement with an unrelated third party to sell for cash, at no gain or loss,

$60,000,000 of the XL shares. This $60,000,000 was used to fund, in part, the Company's investment in Financial Security Assurance International Ltd.

8. DIVIDENDS AND CAPITAL REQUIREMENTS

      Under New York Insurance Law, FSA may pay a dividend to the Company without the prior approval of the Superintendent of the New York State Insurance Department only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding twelve months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such twelve-month period. As of December 31, 1998, FSA had $65,726,000 available for the payment of dividends over the next twelve months. In addition, the Company holds $120,000,000 of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Insurance Department.

      In 1998, FSA repurchased $8,500,000 of its shares from its parent, representing the balance remaining of $75,000,000 that had been approved for repurchase by the New York Insurance Department.

9. CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

      FSA has a credit arrangement aggregating $150,000,000 at December 31, 1998, which is provided by commercial banks and intended for general application to transactions insured by the Subsidiaries. At December 31, 1998, there were no borrowings under this arrangement, which expires on November 23, 1999. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, which expires in August 2004, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186,911,000, of which $44,974,000 was unutilized at December 31, 1998.

      FSA has a standby line of credit commitment in the amount of $240,000,000 with a group of international Aaa/AAA-rated banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $230,000,000 or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 1997 and expiring on April 30, 2004 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 1998.

      On September 18, 1997, the Company issued $130,000,000 of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097 and callable without premium or penalty on or after September 18, 2002. Interest on these notes is paid quarterly beginning on December 31, 1997. Debt issuance costs of $4,320,000 are being amortized over the life of the debt. The Company used the proceeds to repay $30,000,000 of outstanding notes, to augment capital in the Subsidiaries, to repurchase Forward Shares (see Note 7) and for general corporate purposes.

      On November 13, 1998, the Company issued $100,000,000 of 6.95% Senior QUIDS due November 1, 2098 and callable without premium or penalty on or after November 1, 2003. Interest is paid quarterly beginning on February 1, 1999. Debt issuance costs of $3,375,000 are being amortized over the life of the debt. The Company used the proceeds to augment capital in the Subsidiaries and for general corporate purposes.

10. EMPLOYEE BENEFIT PLANS

      The Subsidiaries maintain both a qualified and a non-qualified non-contributory defined contribution pension plan for the benefit of all eligible employees. The Subsidiaries' contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, amounted to $2,584,000, $2,535,000 and $2,215,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Subsidiaries have an employee retirement savings plan for the benefit of all eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by the Internal Revenue Service (IRS Code, Section 401(k)). The Subsidiaries' contributions are discretionary, and none have been made.

      Pursuant to the 1993 Equity Participation Plan, 1,810,780 shares of common stock, subject to anti-dilutive adjustment, were reserved for awards of options, restricted shares of common stock, and performance shares to employees for the purpose of providing, through the grant of long-term incentives, a means to attract and retain key personnel and to provide to participating officers and other key employees long-term incentives for sustained high levels of performance. Shares available under the 1993 Equity Participation Plan were increased from 1,810,780 to 2,110,780 in December 1995. The 1993 Equity Participation Plan also contains provisions that permit the Human Resources Committee to pay all or a portion of employees' bonuses in the form of shares of common stock credited to the employees at a 15% discount from current market value and paid to employees five years from the date of award. Up to an aggregate of 10,000,000 shares may be allocated to such equity bonuses. Common stock to pay performance shares, stock options and equity bonus awards is acquired by the Company through open-market purchases by a trust established for such purpose.

      Performance shares are awarded under the Company's 1993 Equity Participation Plan. The Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees of the Company and its subsidiaries. The number of shares of the Company's common stock earned for each performance share depends upon the attainment by the Company of certain growth rates of adjusted book value per outstanding share over a three-year period. At each payout date, each performance share is adjusted to pay out from zero up to two common shares. No common shares are paid out if the compound annual growth rate of the Company's adjusted book value per outstanding share was less than 7%. Two common shares per performance share are paid out if the compound annual growth rate was 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

      Performance shares granted under the 1993 Equity Participation Plan were as follows:

           Outstanding      Granted       Earned      Forfeited     Outstanding      Market
          at Beginning       During       During        During         at End       Price at
             of Year        the Year     the Year      the Year       of Year      Grant Date
             -------        --------     --------      --------       -------      ----------
1996       1,109,150        282,490           --        17,300       1,374,340      $25.2500
1997       1,374,340        253,057      201,769        59,253       1,366,375       35.5000
1998       1,366,375        273,656      229,378        26,145       1,384,508       46.0625

      The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The Company estimates the final cost of these performance shares and accrues for this expense over the performance period. The accrued expense for the performance shares was $40,862,000, $29,500,000 and $13,741,000 for the years ended December 31, 1998, 1997 and
1996, respectively. In tandem with this accrued expense, the Company estimates those performance shares that it expects to settle in stock and records this amount in shareholders' equity as deferred compensation. The remainder of the accrual, which represents the amount of performance shares that the Company estimates it will settle in cash, is recorded in accrued expenses and other liabilities. In 1996, the Company adopted disclosure provisions of SFAS No. 123. Had the compensation cost for the Company's performance shares been determined based upon the provisions of SFAS No. 123, there would have been no effect on the Company's reported net income and earnings per share.

      In November 1994, the Company appointed an independent trustee authorized to purchase shares of the Company's common stock in open market transactions, at times and prices determined by the trustee. These purchases are intended to fund future obligations relating to equity bonuses, performance shares and stock options under the 1993 Equity Participation Plan and other employee benefit plans and are presented as treasury stock in these financial statements. During 1998, 1997 and 1996, the total number of shares purchased by the trust was 496,940, 162,573 and 529,131, respectively, at a cost of $23,907,000, $5,434,000 and $14,111,000, respectively. In 1996, the Company also repurchased stock from its employees in satisfaction of withholding taxes on shares distributed under its restricted stock plan.

      The Company does not currently provide post-retirement benefits, other than under its defined contribution plans, to its employees, nor does it provide post-employment benefits to former employees other than under its severance plans.

11. COMMITMENTS AND CONTINGENCIES

      The Company and its Subsidiaries lease office space and equipment under non-cancelable operating leases, which expire at various dates through 2005.

      Future minimum rental payments are as follows (in thousands):

           Year Ended December 31,
           -----------------------
                     1999                            $ 2,489
                     2000                              2,327
                     2001                              2,014
                     2002                              1,739
                     2003                              1,739
                  Thereafter                           3,333
                                                     -------

                    Total                            $13,641
                                                     =======

      Rent expense for the years ended December 31, 1998, 1997 and 1996 was $4,372,000, $4,067,000 and $3,816,000, respectively.

      During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. Management believes that these matters will be resolved with no material impact on the Company's financial position, results of operations or cash flows.

12. REINSURANCE

      The Subsidiaries reinsure portions of their risks with affiliated (see
Note 14) and unaffiliated reinsurers under quota share and first-loss treaties and on a facultative basis. The Subsidiaries' principal ceded reinsurance program consisted in 1998 of two quota share treaties, one first-loss treaty and four automatic facultative facilities. One treaty covered all of the Subsidiaries' approved regular lines of business, except U.S. municipal obligation insurance. Under this treaty in 1998, the Subsidiaries ceded 6.75% of each covered policy, up to a maximum of $13,500,000 insured principal per policy. At their sole option, the Subsidiaries could have increased, and in certain instances did increase, the ceding percentage to 13.5% up to $27,000,000 of each covered policy. A second treaty covered the Subsidiaries' U.S. municipal obligation insurance business. Under this treaty in 1998, the Subsidiaries ceded 6% of each covered policy that is classified by the Subsidiaries as providing U.S. municipal bond insurance as defined by Article 69 of the New York Insurance Law up to a limit of $16,000,000 per single risk, which is defined by revenue source. At their sole option, the Subsidiaries could have increased, and in certain instances did increase, the ceding percentage to 30% up to $80,000,000 per single risk. These cession percentages under both treaties were reduced on smaller-sized transactions. The first-loss treaty applied to qualifying U.S. mortgage-backed transactions. Under the four automatic facultative facilities in 1998, the Subsidiaries at their option could allocate up to a specified amount for each reinsurer (ranging from $4,000,000 to $40,000,000 depending on the reinsurer) for each transaction, subject to limits and exclusions, in exchange for which the Subsidiaries agreed to cede in the aggregate a specified percentage of gross par insured by the Subsidiaries. Each of the quota share treaties and automatic facultative facilities allowed the Subsidiaries to withhold a ceding commission to defray their expenses. The Subsidiaries also employed non-treaty quota share and first-loss facultative reinsurance on various transactions in 1998.

      In the event (which management considers to be highly unlikely) that any or all of the reinsuring companies were unable to meet their obligations to the Subsidiaries, the Subsidiaries would be liable for such defaulted amounts. The Subsidiaries have also assumed reinsurance of municipal obligations from unaffiliated insurers.

Amounts reinsured were as follows (in thousands):

                                                      Year Ended December 31,
                                                      -----------------------
                                                     1998       1997      1996
                                                     ----       ----      ----
Written premiums ceded                             $99,413    $63,513   $55,965
Written premiums assumed                               935      1,352     1,873

Earned premiums ceded                               55,939     41,713    38,723
Earned premiums assumed                              4,271      5,121     6,020

Loss and loss adjustment expense payments ceded     22,619      2,862    29,408
Loss and loss adjustment expense payments assumed        3          2         3

Incurred (recovered) losses and loss adjustment
   expenses ceded                                   (4,673)     3,605    (2,249)
Incurred (recovered) losses and loss adjustment
   expenses assumed                                   (139)       161        38

                                                              December 31,
                                                              ------------
                                                           1998          1997
                                                           ----          ----
Principal outstanding ceded                            $32,914,844   $24,547,361
Principal outstanding assumed                            1,360,916     1,670,468

Deferred premium revenue ceded                             217,096       173,123
Deferred premium revenue assumed                            10,799        14,128

Loss and loss adjustment expense reserves ceded              3,907        30,618
Loss and loss adjustment expense reserves assumed              723           865

13. OUTSTANDING EXPOSURE AND COLLATERAL

      The Company's policies insure the scheduled payments of principal and interest on asset-backed and municipal obligations. The principal amount insured (in millions) as of December 31, 1998 and 1997 (net of amounts ceded to other insurers) and the terms to maturity are as follows:

                             December 31, 1998             December 31, 1997
                             -----------------             -----------------
Terms to Maturity       Asset-Backed     Municipal    Asset-Backed     Municipal
-----------------       ------------     ---------    ------------     ---------

0 to 5 Years               $ 8,468        $ 2,756        $ 7,553        $ 2,230
5 to 10 Years                7,516          7,495          5,637          5,683
10 to 15 Years               5,661         12,427          2,858          8,257
15 to 20 Years                 670         20,265            524         14,340
20 Years and Above          15,308         24,107         11,917         16,479
                           -------        -------        -------        -------

            Total          $37,623        $67,050        $28,489        $46,989
                           =======        =======        =======        =======

      The principal amount ceded as of December 31, 1998 and 1997 and the terms to maturity are as follows (in millions):

                             December 31, 1998             December 31, 1997
                             -----------------             -----------------
Terms to Maturity       Asset-Backed     Municipal    Asset-Backed     Municipal
-----------------       ------------     ---------    ------------     ---------

0 to 5 Years               $ 2,727        $ 1,157        $ 3,828        $   965
5 to 10 Years                1,859          2,143          2,118          1,693
10 to 15 Years               1,116          3,022            553          2,078
15 to 20 Years                 591          4,852            257          3,005

20 Years and Above           3,230         12,218          3,373          6,677
                           -------        -------        -------        -------

            Total          $ 9,523        $23,392        $10,129        $14,418
                           =======        =======        =======        =======

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The gross principal amounts of insured obligations in the asset-backed insured portfolio are backed by the following types of collateral (in millions):

                                         Net of Amounts Ceded        Ceded
                                             December 31,         December 31,
                                             ------------         ------------
Types of Collateral                          1998     1997        1998     1997
-------------------                          ----     ----        ----     ----

Residential mortgages                      $15,647  $12,928     $ 3,324  $ 3,665
Consumer receivables                        12,539   10,659       3,663    4,601
Government securities                          821      787         267      120
Pooled corporate obligations                 6,776    3,004       1,388      540
Commercial mortgage portfolio:
   Commercial real estate                       15       98          49      418
   Corporate secured                            42       55         314      481
Investor-owned utility obligations             757      643         464      229
Other asset-backed obligations               1,026      315          54       75
                                           -------  -------     -------  -------

          Total asset-backed obligations   $37,623  $28,489     $ 9,523  $10,129
                                           =======  =======     =======  =======

      The asset-backed insured portfolio, which aggregated $47,146,604,000 of principal before reinsurance at December 31, 1998, was collateralized by assets with an estimated fair value of $53,754,485,000. At December 31, 1997, it aggregated $38,618,244,000 of principal before reinsurance and was collateralized by assets with an estimated fair value of $44,382,716,000. Such estimates of fair value are calculated at the inception of each insurance policy and are changed only in proportion to changes in exposure. At December 31, 1998, the estimated fair value of collateral and reserves over the principal insured averaged from 110% for commercial real estate to 181% for corporate secured obligations. At December 31, 1997, the estimated fair value of collateral and reserves over the principal insured averaged from 100% for commercial real estate to 172% for corporate secured obligations. Collateral for specific transactions is generally not available to pay claims related to other transactions. The amounts of losses ceded to reinsurers are determined net of collateral.

      The gross principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions):

                                             Net of Amounts Ceded        Ceded
                                                  December 31,        December 31,
                                                  ------------        ------------
Types of Issues                                  1998      1997      1998      1997
---------------                                  ----      ----      ----      ----
General obligation bonds                       $25,337   $17,101   $ 4,517   $ 3,182
Housing revenue bonds                            2,509     1,770     1,108       955
Municipal utility revenue bonds                  9,218     5,892     5,489     2,294
Health care revenue bonds                        5,812     3,924     3,348     2,175
Tax-supported bonds (non-general obligation)    14,731    11,210     5,238     3,526
Transportation revenue bonds                     2,937     1,972     2,154     1,041
Other municipal bonds                            6,506     5,120     1,538     1,245
                                               -------   -------   -------   -------

              Total municipal obligations      $67,050   $46,989   $23,392   $14,418
                                               =======   =======   =======   =======

      In its asset-backed business, the Company considers geographic concentration as a factor in underwriting insurance covering securitizations of pools of such assets as residential mortgages or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitization, the geographic concentration of the underlying assets may not remain fixed over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not deemed by the Company to be significant given other more relevant measures of diversification such as issuer or industry.

      The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth, by state, those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured municipal securities as of December 31, 1998:

                                 Net Par       Percent of Total      Ceded Par
                      Number      Amount       Municipal Net Par       Amount
       State        of Issues  Outstanding    Amount Outstanding    Outstanding
       -----        ---------  -----------    ------------------    -----------
                              (in millions)                        (in millions)

California             517       $10,233             15.3%            $ 3,103
New York               388         5,836              8.7               4,137
Pennsylvania           356         4,821              7.2                 834
Texas                  414         4,128              6.1               1,441
Florida                130         4,091              6.1               1,616
New Jersey             275         3,475              5.2               1,486
Illinois               359         3,125              4.7                 628
Massachusetts          126         2,259              3.4                 976
Michigan               217         2,161              3.2                 511
Wisconsin              252         1,685              2.5                 228
Indiana                103         1,461              2.2                 162
Minnesota              146         1,340              2.0                 191
All Other States     1,453        20,993             31.3               6,812
Non-U.S                 32         1,442              2.1               1,267
                     -----       -------            -----             -------

             Total   4,768       $67,050            100.0%            $23,392
                     =====       =======            =====             =======

14. RELATED PARTY TRANSACTIONS

      The Subsidiaries ceded premiums of $23,838,000, $21,216,000 and $19,890,000 to Tokio Marine for the years ended December 31, 1998, 1997 and 1996, respectively. The amounts included in prepaid reinsurance premiums at December 31, 1998 and 1997 for reinsurance ceded to Tokio Marine were $62,422,000 and $53,603,000, respectively. Reinsurance recoverable on unpaid losses ceded to Tokio Marine was $612,000 and $613,000 at December 31, 1998 and 1997, respectively. The Subsidiaries ceded losses and loss adjustment expenses of $603,000, $1,095,000 and $232,000 to Tokio Marine for the years ended December 31, 1998, 1997 and 1996, respectively. The Subsidiaries ceded premiums of $7,297,000 and $15,000 to X.L. Insurance Company, Ltd., a subsidiary of XL, for the years ended December 31, 1998 and 1997, respectively. The amounts included in prepaid reinsurance premiums at December 31, 1998 and 1997 for reinsurance ceded to X.L. Insurance Company, Ltd. were $5,306,000 and $6,000, respectively.

      The Subsidiaries ceded premiums of $25,862,000, $16,890,000 and $15,409,000 on a quota share basis to affiliates of MediaOne (Enhance Reinsurance Company, Asset Guaranty Insurance Company and Commercial Reinsurance Company) for the years ended December 31, 1998, 1997 and 1996, respectively. The amounts included in prepaid reinsurance premiums for reinsurance ceded to these affiliates were $61,088,000 and $51,980,000 at December 31, 1998 and 1997,
respectively. The amounts of reinsurance recoverable on unpaid losses ceded to these affiliates at December 31, 1998 and 1997 were $1,755,000 and $24,195,000, respectively. The Subsidiaries ceded losses and loss adjustment expenses (recoveries) of $(11,956,000), $2,105,000 and $(3,316,000) to these affiliates for the years ended December 31, 1998, 1997 and 1996, respectively.

15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Bonds -- The carrying amount of bonds represents fair value. The fair value of bonds is based upon quoted market price.

      Short-term investments -- The carrying amount is fair value, which approximates cost due to the short maturity of these instruments.

      Cash, receivable for investments sold and payable for investments purchased -- The carrying amount approximates fair value because of the short maturity of these instruments.

      Investments in unconsolidated affiliates -- The carrying amount is fair value due to accounting for these investments on the equity basis.

      Deferred premium revenue, net of prepaid reinsurance premiums -- The carrying amount of deferred premium revenue, net of prepaid reinsurance premiums, represents the Company's future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance contract. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

      Installment premiums -- Consistent with industry practice, there is no carrying amount for installment premiums since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

      Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses -- The carrying amount is fair value, which is the present value of the expected cash flows for specifically identified claims and potential losses in the Company's insured portfolio.

                                                          December 31, 1998                       December 31, 1997
                                                          -----------------                       -----------------
(In thousands)                                        Carrying         Estimated             Carrying          Estimated
                                                       Amount          Fair Value             Amount           Fair Value
                                                       ------          ----------             ------           ----------
Assets:
   Bonds                                             $1,708,040        $1,708,040           $1,268,158         $1,268,158
   Short-term investments                                98,554            98,554              132,931            132,931
   Cash                                                   3,490             3,490               12,475             12,475
   Receivable for securities sold                         1,655             1,655               20,623             20,623
   Investment in unconsolidated affiliates               29,496            29,496                   --                 --

Liabilities:
   Deferred premium revenue, net of
      prepaid reinsurance premiums                      504,603           417,130              422,073            347,855
   Losses and loss adjustment expenses,
      net of reinsurance recoverable on
      unpaid losses                                      60,040            60,040               44,799             44,799
   Notes payable                                        230,000           232,736              130,000            131,612
   Payable for investments purchased                    105,859           105,859               72,979             72,979

Off-balance-sheet instruments:
   Installment premiums                                      --           163,239                   --            116,888

16. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      The Company's liability for losses and loss adjustment expenses consists of the case basis and general reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                             Year Ended December 31,
                                                             -----------------------
                                                          1998        1997        1996
                                                          ----        ----        ----
Balance at January 1                                    $ 75,417    $ 72,079    $111,759

Less reinsurance recoverable                              30,618      29,875      61,532
                                                        --------    --------    --------
Net balance at January 1                                  44,799      42,204      50,227

Incurred losses and loss adjustment expenses:
       Current year                                        8,049       5,400       5,300
       Prior years                                        (4,100)      3,756       1,574

Recovered (paid) losses and loss adjustment expenses:
       Current year                                         (192)     (2,850)         --
       Prior years                                        11,484      (3,711)    (14,897)
                                                        --------    --------    --------
Net balance December 31                                   60,040      44,799      42,204

Plus reinsurance recoverable                               3,907      30,618      29,875
                                                        --------    --------    --------
     Balance at December 31                             $ 63,947    $ 75,417    $ 72,079
                                                        ========    ========    ========

      During 1996, the Company increased its general reserve by $6,874,000, of which $5,300,000 was for originations of new business and $1,574,000 was to reestablish a portion of the general reserve that had previously been transferred to case basis reserves. During 1996, the Company transferred $9,012,000 from its general reserve to case basis reserves associated predominantly with certain residential mortgage and timeshare receivables transactions. Giving effect to these transfers, the general reserve totaled $29,660,000 at December 31, 1996.

      During 1997, the Company increased its general reserve by $9,156,000, of which $5,400,000 was for originations of new business and $3,756,000 was to reestablish a portion of the general reserve that had previously been transferred to case basis reserves. During 1997, the Company transferred $4,503,000 from its general reserve to case basis reserves associated predominantly with certain residential mortgage transactions. Giving effect to these transfers, the general reserve totaled $34,313,000 at December 31, 1997.

      During 1998, the Company increased its general reserve by $3,949,000, of which $8,049,000 was for originations of new business offset by a $4,100,000 decrease in the amount needed to fund the general loss reserve because of recoveries on certain commercial mortgage transactions. During 1998, the Company transferred $18,403,000 to its general reserve from case basis reserves due to those recoveries on commercial mortgage transactions. Also during 1998, the Company transferred $9,414,000 from its general reserve to case basis reserves associated predominantly with certain consumer receivable transactions. Giving effect to these transfers, the general reserve totaled $47,251,000 at December 31, 1998.

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates for the general reserve and for the case basis reserves at rates between 5.5% and 6.1%. The amount of discount taken was approximately $16,029,000, $19,779,000 and $17,944,000 at December 31, 1998, 1997 and 1996,
respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (1)

(In thousands, except share data)                     First          Second          Third         Fourth         Full Year
                                                      -----          ------          -----         ------         ---------
1998
   Gross premiums written                            $54,338         $89,242        $77,024        $98,662         $319,266
   Net premiums written                               37,947          62,121         54,462         65,323          219,853
   Net premiums earned                                31,921          32,452         32,618         40,936          137,927
   Net investment income                              18,683          19,255         19,710         21,175           78,823
   Losses and loss adjustment expenses                 1,047           1,047          1,046            809            3,949
   Income before taxes                                32,817          36,184         48,016         40,234          157,251
             Net income                               24,314          26,739         34,604         29,699          115,356
   Basic earnings per common share                      0.84            0.92           1.20           1.00             3.96
   Diluted earnings per common share                    0.81            0.88           1.15           0.96             3.77

1997
   Gross premiums written                            $41,111         $90,995        $42,470        $61,815         $236,391
   Net premiums written                               27,184          67,495         28,911         49,288          172,878
   Net premiums earned                                24,774          27,561         27,204         29,972          109,511
   Net investment income                              16,361          17,121         17,920         20,683           72,085
   Losses and loss adjustment expenses                 2,285           2,156          2,426          2,289            9,156
   Income before taxes                                27,054          31,517         31,680         39,297          129,548
             Net income                               20,113          22,931         23,183         28,457           94,684
   Basic earnings per common share                      0.67            0.76           0.77           0.95             3.16
   Diluted earnings per common share                    0.65            0.75           0.75           0.92             3.06

(1) See Note 2 regarding the restatement of the financial statements relating to the accounting for the forward share purchase agreements. The effect of the restatement was to (decrease) increase the amounts previously reported as shown:

--------------------------------------------------------------------------------
(in thousands, except share data)
1998                                      First     Second     Third      Fourth

--------------------------------------------------------------------------------
Income before taxes                    ($3,277)   ($2,019)    $5,566    ($2,765)
--------------------------------------------------------------------------------
Net income                              (2,130)    (1,313)     3,618     (1,797)
--------------------------------------------------------------------------------
Basic earnings per common share           (.07)      (.05)       .12       (.06)
--------------------------------------------------------------------------------
Diluted earnings per common share         (.07)      (.04)       .12       (.06)
--------------------------------------------------------------------------------

1997                                      First     Second     Third      Fourth
--------------------------------------------------------------------------------
Income before taxes                      ($213)    (3,540)   (6,218)       1,020
--------------------------------------------------------------------------------
Net income                                (138)    (2,301)   (4,041)         663
--------------------------------------------------------------------------------
Basic earnings per common share              -       (.08)     (.14)         .02
--------------------------------------------------------------------------------
Diluted earnings per common share         (.01)      (.07)     (.13)         .02
--------------------------------------------------------------------------------

18. EARNINGS PER SHARE

      In 1997, the Company adopted SFAS No. 128 specifying the computation, presentation and disclosure requirements for EPS. The new standard defines "basic" and "diluted" earnings per share. Basic earnings per share are based on average basic shares outstanding, which is calculated by adding shares earned but not issued under the Company's equity bonus and performance share programs to the average common shares outstanding. Diluted earnings per share are based on average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options, the performance share program and the Company's redeemable preferred stock to the average basic shares outstanding. The calculations of average basic and diluted common shares outstanding are as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
Average common shares outstanding                       28,854   29,858   30,547
   Shares earned but unissued under stock-based
      compensation plans                                   248      170       80
                                                        ------   ------   ------
Average basic common shares outstanding                 29,102   30,028   30,627
   Shares contingently issuable under:
      Stock-based compensation plans                       622      395      268
      Redeemable preferred stock                           875      490       --
                                                        ------   ------   ------
Average diluted common shares outstanding               30,599   30,913   30,895

19. RECENTLY ISSUED ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective January 1, 2000.

      The Company is in the process of determining the effect of these standards on its financial statements, but management does not believe that it will have a material effect on the Company's financial condition.

20. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      The Company accounts for investments in two companies on the equity basis. In June 1998, the Company invested $10,000,000 to purchase a 25% interest in Fairbanks Capital Holding Corp., which buys, sells and services residential mortgages. In November 1998, the Company invested $19,900,000 to purchase a 19.9% interest in XL Financial Assurance Ltd, a financial guaranty insurance subsidiary of XL (see Note 7). In 1998, the Company recognized equity losses of $548,000 and goodwill amortization of $240,000 on its Fairbanks Capital Holding Corp. investment and equity income of $332,000 on its XL Financial Assurance Ltd investment.

21. MINORITY INTEREST IN SUBSIDIARY

      In November 1998, the Company sold to XL, for $20,000,000, a 20% interest in Financial Security Assurance International Ltd., FSA's newly formed Bermuda-based financial guaranty subsidiary (see Note 7). This interest is in the form of Cumulative Participating Voting Preferred Shares, which in total have a minimum fixed dividend of $1,000,000 per annum. For the period ended December 31, 1998, the Company recognized minority interest of $388,000.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements and Financial Statement Schedules and Exhibits.

      1. Financial Statements

                  Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31,
                  1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

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

               10.5+ Amended and Restated Supplemental Executive Retirement Plan as amended and restated as of February 25, 1999. (Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1998 ( the "1998 Form 10-K"), and incorporated herein by reference.)

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

               10.18 Liquidity Facility dated as of December 23, 1993 among U S WEST, Inc., Commercial Re and the Company. (Previously filed as Exhibit 10.34 to the Form S-1, and incorporated herein by reference.)

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

               10.22 Registration Rights Agreement dated as of November 3, 1998 between the Company and EXEL Limited. (Previously filed as Exhibit 10.22 to the 1998 Form 10-K, and incorporated herein by reference.)

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

               13 Annual Report to Shareholders for the Year Ended December 31, 1998. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in Item 5 of the 1998 Form 10-K, is not to be deemed filed as part of this Report. (Such information expressly incorporated by reference in Item 5 of the 1998 Form 10-K was previously filed as Exhibit 13 to the 1998 Form 10-K, and incorporated herein by reference.)

               21 List of Subsidiaries. (Previously filed as Exhibit 21 to the 1998 Form 10-K, and incorporated herein by reference.)

               23*        Consent of PricewaterhouseCoopers LLP.

               24 Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1996, and incorporated herein by reference, other than the power of attorney (i) for Mr. Post, which was filed as Exhibit 24 to the 1997 Form 10-K and incorporated herein by reference and (ii) for Messrs. Hama and McCarthy, which were filed as Exhibit 24 to the 1998 Form 10-K.)

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

                                  FINANCIAL SECURITY ASSURANCE
                                       HOLDINGS LTD. (Registrant)


                                  By: /s/ ROBERT  P.  COCHRAN
                                      -----------------------
                                  Name: Robert P. Cochran
                                  Title: Chairman and Chief Executive Officer
                                  Dated: August 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date
--------------------------        -----------------------        -------------

/s/ ROBERT P. COCHRAN*
--------------------------
    Robert P. Cochran             Chairman, Chief                August 5, 1999
                                  Executive Officer
                                  and Director (Principal
                                  Executive Officer)

/s/ JOHN J. BYRNE*
--------------------------
    John J. Byrne                 Vice Chairman of the           August 5, 1999
                                  Board and Director

/s/ ROGER K. TAYLOR*
--------------------------
    Roger K. Taylor               President,                     August 5, 1999
                                  Chief Operating Officer
                                  and Director

/s/ SEAN W. MCCARTHY*
--------------------------
    Sean W. McCarthy              Executive Vice President       August 5, 1999
                                  and Director

/s/ JOHN A. HARRISON*
--------------------------
    John A. Harrison              Managing Director              August 5, 1999
                                  and Chief Financial
                                  Officer (Principal
                                  Financial Officer)

/s/ JEFFREY S. JOSEPH*
--------------------------
    Jeffrey S. Joseph             Managing Director              August 5, 1999
                                  and Controller (Principal
                                  Accounting Officer)

/s/ ROBERT N. DOWNEY*
--------------------------
    Robert N. Downey              Director                       August 5, 1999


/s/ ANTHONY M. FRANK*
--------------------------
    Anthony M. Frank              Director                       August 5, 1999

/s/ FUDEJI HAMA*
--------------------------
    Fudeji Hama                   Director                       August 5, 1999

/s/ K. THOMAS KEMP*
--------------------------
    K. Thomas Kemp                Director                       August 5, 1999

/s/ DAVID O. MAXWELL*
--------------------------
    David O. Maxwell              Director                       August 5, 1999

/s/ JAMES M. OSTERHOFF*
--------------------------
    James M. Osterhoff            Director                       August 5, 1999

/s/ JAMES H. OZANNE*
--------------------------
    James H. Ozanne               Director                       August 5, 1999

/s/ RICHARD A. POST*
--------------------------
    Richard A. Post               Director                       August 5, 1999

/s/ HOWARD M. ZELIKOW*
--------------------------
    Howard M. Zelikow             Director                       August 5, 1999

----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.


                                                   By: /s/ ROBERT P. COCHRAN
                                                       ---------------------
                                                       Robert P. Cochran,
                                                       Attorney-in-fact

                                   Schedule II

Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                              December 31,
                                                              ------------
                                                            1998         1997
                                                            ----         ----
Assets:
   Investments and cash                                  $   59,512   $   65,044
   Investment in subsidiary, at equity in net assets      1,119,235      903,421
   Notes receivable from subsidiary                         120,000       50,000
   Deferred taxes                                             6,190        6,784
   Other assets                                              66,544       33,897
                                                         ----------   ----------
                                                         $1,371,481   $1,059,146
                                                         ==========   ==========
Liabilities and Shareholders' Equity:
   Notes payable                                         $  230,000   $  130,000
   Other liabilities                                         75,345       53,197
   Redeemable preferred stock                                   700          700
   Shareholders' equity                                   1,065,436      875,249
                                                         ----------   ----------
                                                         $1,371,481   $1,059,146
                                                         ==========   ==========

                         Condensed Statements of Income
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                    -----------------------
                                                  1998        1997        1996
                                                  ----        ----        ----

Dividends received from subsidiary              $     --    $     --    $ 18,000
Other revenue                                     11,515       3,553       2,741
                                                --------    --------    --------
Total revenue                                     11,515       3,553      20,741
Interest and amortization expense                 10,590       2,731          --
Other expenses                                     4,355      10,038       5,395
Equity in earnings of unconsolidated affiliate       333          --          --
                                                --------    --------    --------
                                                  (3,097)     (9,216)     15,346
Equity in undistributed net income of
   subsidiary                                    117,374     100,678      61,697
                                                --------    --------    --------
Income before income taxes                       114,277      91,462      77,043
Income tax benefit                                 1,079       3,222         982
                                                --------    --------    --------
Net income                                      $115,356    $ 94,684    $ 78,025
                                                ========    ========    ========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as included in Item 8 Financial Statements and Supplementary Data. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
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
                                                                             =========    =========    =========

Reconciliation of net income to net cash provided by
   operating activities:
Net income                                                                   $ 115,356    $  94,684    $  78,025
   Equity in undistributed net income of subsidiary                           (117,374)    (100,678)     (61,697)
   Decrease (increase) in accrued investment income                             (2,607)      (1,394)         264
   Increase (decrease) in accrued income taxes                                  (5,137)       6,944         (932)
   Benefit for deferred income taxes                                            (1,275)      (2,930)      (1,108)
   Net realized gains on investments                                            (5,206)      (1,405)      (1,128)
   Deferred equity compensation                                                 17,765       14,112        5,565
   Depreciation and accretion of bond discount                                  (1,077)      (1,174)        (224)
   Minority interest and equity in earnings of unconsolidated affiliates          (333)          --           --
   Change in other assets and liabilities                                       22,531          589       14,727
                                                                             ---------    ---------    ---------
Cash provided by operating activities                                        $  22,643    $   8,748    $  33,492
                                                                             =========    =========    =========


The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as included in Item 8 Financial Statements and Supplementary Data. Each year has been revised. See Note 2 section entitled "Restatements and Reclassifications".

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

3.    Reclassification

      Certain prior-year balances have been reclassified to conform to the 1998 presentation.

                                  Exhibit Index

 Exhibit No.                   Exhibit
 -----------                   -------
     23           Consent of PricewaterhouseCoopers LLP
     27           Financial data schedules
     99           Financial Security Assurance Inc. and Subsidiaries 1998
                     Consolidated Financial Statements and Report of Independent Accountants

All other Exhibits to Form 10-K/A are incorporated by reference, as described in
Item 14 of Form 10-K/A.