Form 10-Q/A
period 1999-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-08-05
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT No.1 TO
          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                        March 31,    December 31,
                        ASSETS                                            1999           1998
                                                                          ----           ----

Bonds at market value (amortized cost of $1,664,001 and $1,655,042)   $ 1,700,075    $ 1,708,040
Equity investments at market value (cost of $57,160 and $64,292)           56,655         68,243
Short-term investments                                                    140,730         98,554
                                                                      -----------    -----------

   Total investments                                                    1,897,460      1,874,837
Cash                                                                       10,488          3,490
Deferred acquisition costs                                                191,472        199,559
Prepaid reinsurance premiums                                              229,505        217,096
Reinsurance recoverable on unpaid losses                                    3,919          3,907
Receivable for securities sold                                              3,930          1,655

Other assets                                                              153,343        143,662
                                                                      -----------    -----------
   TOTAL ASSETS                                                       $ 2,490,117    $ 2,444,206
                                                                      ===========    ===========

LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY


Deferred premium revenue                                              $   741,888    $   721,699
Losses and loss adjustment expenses                                        65,650         63,947
Deferred federal income taxes                                              80,805         87,254
Ceded reinsurance balances payable                                         19,714         31,502
Payable for securities purchased                                          135,556        105,859
Notes payable                                                             230,000        230,000
Minority interest                                                          20,973         20,388
Accrued expenses and other liabilities                                    106,776        117,421
                                                                      -----------    -----------
   TOTAL LIABILITIES AND MINORITY INTEREST                              1,401,362      1,378,070
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Redeemable preferred stock (3,000,000 shares authorized; 2,000,000
 issued and outstanding; par value of $.01 per share)                          20             20
Additional paid-in capital - preferred                                        680            680
                                                                      -----------    -----------
                                                                              700            700
                                                                      -----------    -----------
Common stock (50,000,000 shares authorized; 32,276,301
 issued; par value of $.01 per share)                                         323            323
Additional paid-in capital - common                                       740,863        733,442
Accumulated other comprehensive income (net of
 deferred income tax provision of $12,953 and $20,288)                     24,056         37,678
Accumulated earnings                                                      353,904        325,150
 Deferred equity compensation                                              37,508         43,946
Less treasury stock at cost (2,110,138 and 2,372,839
 shares held)                                                             (68,599)       (75,103)
                                                                      -----------    -----------

   TOTAL SHAREHOLDERS' EQUITY                                           1,088,055      1,065,436
                                                                      -----------    -----------

TOTAL LIABILITIES AND MINORITY INTEREST, REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY                              $ 2,490,117    $ 2,444,206
                                                                      ===========    ===========

See notes to condensed consolidated financial statements. All periods have been revised. See Note 6 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                             March 31,
                                                                          1999       1998
                                                                          ----       ----
Revenues:
 Net premiums written (net of premiums ceded of $28,424 and $16,391)   $ 49,910    $ 37,947
 Increase in deferred premium revenue                                    (8,616)     (6,026)
                                                                       --------    --------

 Premiums earned (net of premiums ceded of $15,441 and $13,120)          41,294      31,921
 Net investment income                                                   22,024      18,683
 Net realized gains                                                         824       2,733
 Other income                                                                58         230
                                                                       --------    --------
                  TOTAL REVENUES                                         64,200      53,567
                                                                       --------    --------

Expenses:

 Losses and loss adjustment expenses (net of
  reinsurance recoveries of $194 and $(6,841))                            2,175       1,047
 Interest expense                                                         4,154       2,434
 Policy acquisition costs                                                 9,917       8,387
 Other operating expenses                                                 4,520       8,883
                                                                       --------    --------
                  TOTAL EXPENSES                                         20,766      20,751
                                                                       --------    --------
Minority interest and equity earnings                                      (585)
                                                                       --------
INCOME BEFORE INCOME TAXES                                               42,849      32,816
Provision for income taxes                                               10,692       8,501
                                                                       --------    --------
   NET INCOME                                                            32,157      24,315
                                                                       --------    --------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period               (13,086)      2,419
  Less: reclassification adjustment for gains
   included in net income                                                  (536)     (1,776)
                                                                       --------    --------
 Other comprehensive income (loss)                                      (13,622)        643
                                                                       --------    --------
   COMPREHENSIVE INCOME                                                $ 18,535    $ 24,958
                                                                       ========    ========
 As based upon net income:
  Basic earnings per common share                                      $   1.05    $   0.84
                                                                       ========    ========
  Diluted earnings per common share                                    $   1.01    $   0.81
                                                                       ========    ========

See notes to condensed consolidated financial statements. All periods have been revised. See Note 6 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                               Additional  Unrealized
                                                Paid-In       Gain                     Deferred
                                     Common     Capital -  (Loss) on    Accumulated     Equity       Treasury
                                     Stock       Common    Investments    Earnings    Compention       Stock            Total
                                     -----       ------    -----------    --------    ----------       -----            -----
BALANCE, December 31, 1998         $    323     $733,442     $ 37,678     $325,150     $ 43,946     $   (75,103)     $ 1,065,436

Net income                                                                  32,157                                        32,157

Net unrealized gain on
   investments                                                (13,622)                                                   (13,622)

Dividends paid on common stock
   ($0.1125 per share)                                                      (3,403)                                       (3,403)

Deferred equity compensation                                                              4,886                            4,886

Deferred equity payout                             1,534                                (11,324)          1,644           (8,146)

Purchase of 17,671 shares of
   common stock                                                                                            (923)            (923)

Sale of 221,100 shares of
   treasury stock                                  5,887                                                  5,783           11,670
                                   --------     --------     --------     --------     --------     -----------      -----------
BALANCE, March 31, 1999            $    323     $740,863     $ 24,056     $353,904     $ 37,508     $   (68,599)     $ 1,088,055
                                   ========     ========     ========     ========     ========     ===========      ===========

See notes to condensed consolidated financial statements. All periods have been revised. See Note 6 "Restatements and Reclassifications."

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
                                                     =========     =========

See notes to condensed consolidated financial statements. All periods have been revised. See Note 6 "Restatements and Reclassifications."

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

2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders on Form 10-K, as amended. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

6.    RESTATEMENTS AND RECLASSIFICATIONS

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

      The effect of this change in accounting for the forward share purchase agreements as previously reported and as adjusted are shown below (in thousands, except per share data):

      Information as reported:

                                                          1998                          1999
                                        -------------------------------------------  -------
                                        First      Second       Third      Fourth      First
                                        -----      ------       -----      ------      -----
Income before taxes                    36,094      38,203      42,450      42,999      40,228
Net income                             26,446      28,049      30,988      31,495      30,453
Basic earnings per common share          0.91        0.97        1.08        1.06        1.00
Diluted earnings per common share        0.88        0.92        1.03        1.01         .96

      Information as adjusted:

                                                          1998                          1999
                                        -------------------------------------------  -------
                                        First      Second       Third      Fourth      First
                                        -----      ------       -----      ------      -----
Income before taxes                    32,817      36,184      48,016      40,234      42,849
Net income                             24,316      26,736      34,606      29,698      32,157
Basic earnings per common share          0.84        0.92        1.20        1.00        1.05
Diluted earnings per common share        0.81        0.88        1.15        0.96        1.01

      The effect on shareholders' equity was a decrease of $5,596,000 and $7,300,000 at March 31, 1999 and December 31, 1998, respectively.

      In addition, the Company reclassified the redeemable preferred stock outside of shareholder's equity, which decreased shareholder's equity as of March 31, 1999 and December 31, 1998 by $700,000. Historically, purchases of tax and loss bonds were treated as charges to current tax expense with a corresponding benefit to deferred taxes by setting up tax and loss bonds as a deferred tax asset (i.e., reduction of the deferred tax liability). These purchases have been reclassified to be treated as prepaid federal income taxes and, as a consequence, tax and loss bonds have been classified as an asset on the balance sheet and not as a reduction of the deferred tax liability. Accordingly, the change had the effect of increasing both assets and liabilities by $40,332,000 at March 31, 1999 and $38,726,000 at December 31, 1998. This
reclassification has no effect on the Company's net income or shareholders' equity.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1999 and 1998 First Quarter Results

The Company's 1999 first quarter net income was $32.2 million, compared with $24.3 million for the same period in 1998, an increase of 32.3%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $30.7 million, compared with $24.6 million for the same period in 1998, an increase of 24.8%. Total core revenues in the first quarter of 1999 increased $12.3 million, from $46.1 million in 1998 to $58.5 million in 1999, while total core expenses increased only $4.6 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses, the cost of equity based compensation programs and other non-operating items) was $33.1 million for the first quarter of 1999 versus $26.8 million for the comparable period in 1998, an increase of $6.3 million or 23.3%.

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

Total policy acquisition and other operating expenses (excluding the cost of equity based compensation programs of $2.1 million for the first quarter of 1999 compared with $6.6 million for the same period of 1998) were $12.4 million for the first quarter of 1999 compared with $10.7 million for the same period in 1998, an increase of 15.9%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $11.1 million for the first quarter of 1999 compared with $9.4 million for the same period in 1998, an increase of 18.5%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and an increase in other operating expenses.

Income before income taxes for the first quarter of 1999 was $42.8 million, up from $32.8 million, or 30.6%, for the same period in 1998.

The Company's effective tax rate for the first quarter of 1999 was 25.0% compared with 25.9% for the same period in 1998.

The weighted average number of diluted shares of common stock outstanding increased to 31.8 million during the first quarter of 1999 from 30.2 million for the quarter ended March 31, 1998. This increase was primarily due to 1.6 million shares the Company issued to XL Capital Ltd. in November 1998. Earnings per share increased to $1.01 for the first quarter of 1999 from $0.81 for the same period in 1998.

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

            (27)  Financial data schedules.

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

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                        ----------------------------------------
August 5, 1999                          Jeffrey S. Joseph
                                        Managing Director & Controller
                                        (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                   Exhibit
-----------                   -------

    27.   Financial data schedule

    99. Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 1999