Form 10-Q
period 1999-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-08-11
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At July 31, 1999, there were outstanding 31,533,781 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,391,972 shares of Common Stock owned by a trust on behalf of the Company and excludes 742,520 shares of Common Stock actually held in treasury).

                                    INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998                                                 3

         Consolidated Statements of Income - Three and six months
            ended June 30, 1999 and 1998                                      4

         Consolidated Statement of Changes in Shareholders' Equity
            -   Six months ended June 30, 1999                                5

         Consolidated Statements of Cash Flows
            -   Six months ended June 30, 1999 and 1998                       6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Securities Holders               14

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                        June 30,     December 31,
                     ASSETS                                               1999           1998
                                                                          ----           ----
Bonds at market value (amortized cost of $1,707,243 and $1,655,042)   $ 1,697,581    $ 1,708,040
Equity investments at market value (cost of $62,005 and $64,292)           63,705         68,243
Short-term investments                                                    112,498         98,554
                                                                      -----------    -----------

     Total investments                                                  1,873,784      1,874,837
Cash                                                                        8,426          3,490
Deferred acquisition costs                                                195,107        199,559
Prepaid reinsurance premiums                                              234,477        217,096
Reinsurance recoverable on unpaid losses                                    1,456          3,907
Receivable for securities sold                                             22,611          1,655
Other assets                                                              175,537        143,662
                                                                      -----------    -----------

          TOTAL ASSETS                                                $ 2,511,398    $ 2,444,206
                                                                      ===========    ===========

  LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
              STOCK AND SHAREHOLDERS' EQUITY
Deferred premium revenue                                              $   755,463    $   721,699
Losses and loss adjustment expenses                                        64,882         63,947
Deferred federal income taxes                                              68,969         87,254
Ceded reinsurance balances payable                                         18,471         31,502
Payable for securities purchased                                          161,477        105,859
Notes payable                                                             230,000        230,000
Minority interest                                                          21,429         20,388
Accrued expenses and other liabilities                                    107,278        117,421
                                                                      -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST
REDEEMABLE PREFERRED STOCK                                              1,427,969      1,378,070
                                                                      -----------    -----------
Redeemable preferred stock (20,000,000 and 3,000,000 shares
authorized; 2,000,000 issued and outstanding; par
value of $.01 per share)                                                       20             20
Additional paid-in capital - preferred                                        680            680
                                                                      -----------    -----------
                                                                              700            700
                                                                      -----------    -----------
Common stock (200,000,000 and 50,000,000 shares authorized;
 32,276,301 issued; par value of $.01 per share)                              323            323
Additional paid-in capital - common                                       740,863        733,442
Accumulated other comprehensive income (loss) (net of deferred
 income tax provision (benefit) of $(2,161) and $20,288)                   (4,014)        37,678
Accumulated earnings                                                      373,973        325,150
Deferred equity compensation                                               41,268         43,946
Less treasury stock at cost (2,134,492 and 2,372,839 shares held)         (69,684)       (75,103)
                                                                      -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                    1,082,729      1,065,436
                                                                      -----------    -----------

TOTAL LIABILITIES AND MINORITY INTEREST,
REDEEM-ABLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY                                                                $ 2,511,398    $ 2,444,206
                                                                      ===========    ===========

   See notes to condensed consolidated financial statements. 1998 numbers have been revised. See Note 3 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                          --------                --------
                                                     1999        1998         1999        1998
                                                     ----        ----         ----        ----
Revenues:
 Net premiums written (net of premiums ceded
  of $20,090, $27,121, $48,514 and $43,512)      $  51,835    $  62,121    $ 101,745    $ 100,068
 Increase in deferred premium revenue               (9,061)     (29,669)     (17,677)     (35,695)
                                                 ---------    ---------    ---------    ---------
 Premiums earned (net of premiums ceded of
  $14,780, $12,581, $30,221 and $25,701)            42,774       32,452       84,068       64,373
 Net investment income                              22,736       19,255       44,760       37,938
 Net realized gains (losses)                       (10,454)       3,939       (9,630)       6,672
 Other income                                           94          126          152          356
                                                 ---------    ---------    ---------    ---------
           TOTAL REVENUES                           55,150       55,772      119,350      109,339
                                                 ---------    ---------    ---------    ---------

Expenses:
 Losses and loss adjustment expenses (net of
  reinsurance recoveries of $(2,425), $(27),
  $(2,231) and $(6,868))                             1,825        1,047        4,000        2,094
 Interest expense                                    4,153        2,408        8,307        4,842
 Policy acquisition costs                           10,676        8,527       20,593       16,914
 Other operating expenses                            8,857        7,606       13,377       16,489
                                                 ---------    ---------    ---------    ---------
           TOTAL EXPENSES                           25,511       19,588       46,277       40,339
                                                 ---------    ---------    ---------    ---------
Minority interest and equity earnings                 (343)                     (928)
                                                 ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                          29,296       36,184       72,145       69,000
Provision for income taxes                           5,824        9,446       16,516       17,948
                                                 ---------    ---------    ---------    ---------
NET INCOME                                          23,472       26,738       55,629       51,052
                                                 ---------    ---------    ---------    ---------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
  Holding gains (losses) arising during period     (35,254)       4,368      (48,340)       6,787
  Less: reclassification adjustment for losses
   (gains) included in net income                    7,184       (2,561)       6,648       (4,337)
                                                 ---------    ---------    ---------    ---------
 Other comprehensive income (loss)                 (28,070)       1,807      (41,692)       2,450
                                                 ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)                      $  (4,598)   $  28,545    $  13,937    $  53,502
                                                 =========    =========    =========    =========

As based upon net income:

 Basic earnings per common share                 $    0.77    $    0.92    $    1.82    $    1.76
                                                 =========    =========    =========    =========
 Diluted earnings per common share               $    0.73    $    0.88    $    1.74    $    1.69
                                                 =========    =========    =========    =========

  See notes to condensed consolidated financial statements. Net income for the periods ended June 30, 1998 has been revised.
                See Note 3 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                               Additional   Accumulated               Deferred
                                                Paid-In     Other Comp-                Equity
                                       Common   Capital -   rehensive    Accumulated   Compen-       Treasury
                                       Stock     Common   Income (Loss)   Earnings     sation          Stock            Total
                                       -----     ------   -------------   --------     ------          -----            -----
BALANCE, December 31, 1998             $323     $733,442     $37,678      $325,150     $43,946     $   (75,103)     $ 1,065,436

Net income                                                                  55,629                                       55,629

Net unrealized loss on investments                           (41,692)                                                   (41,692)

Dividends paid on common stock
  ($0.225 per share)                                                        (6,806)                                      (6,806)

Deferred equity compensation                                                             8,646                            8,646

Deferred equity payout                             1,534                               (11,324)          1,644           (8,146)

Purchase of 42,025 shares of
  common stock                                                                                          (2,008)          (2,008)

Sale of 221,100 shares of treasury
  stock                                            5,887                                                 5,783           11,670
                                       ----     --------     -------      --------     -------     -----------      -----------
BALANCE, June 30, 1999                 $323     $740,863     $(4,014)     $373,973     $41,268     $   (69,684)     $ 1,082,729
                                       ====     ========     =======      ========     =======     ===========      ===========

            See notes to condensed consolidated financial statements.
                        1998 numbers have been revised.
                See Note 3 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1999           1998
                                                         ----           ----

Cash flows from operating activities:

 Premiums received, net                              $    78,387    $   116,661

 Policy acquisition and other operating expenses
  paid, net                                              (44,123)       (43,352)
 Loss and LAE recovered (paid), net                         (600)        15,672

 Net investment income received                           37,470         34,742

 Recoverable advances received (paid)                    (10,350)         4,561

 Federal income taxes paid                               (21,266)       (30,038)

 Interest paid                                            (8,037)        (4,820)

 Other, net                                                  338            993
                                                     -----------    -----------
    Net cash provided by operating activities             31,819         94,419
                                                     -----------    -----------
Cash flows from investing activities:

 Proceeds from sales of bonds                          1,076,195        873,081

 Purchases of bonds                                   (1,097,665)    (1,011,388)

 Purchases of property and equipment                        (476)          (605)

 Net decrease (increase) in short-term securities        (12,253)        66,759

 Other investments, net                                    1,283        (12,314)
                                                     -----------    -----------
    Net cash used for investing activities               (32,916)       (84,467)
                                                     -----------    -----------
Cash flows from financing activities:

 Dividends paid                                           (6,806)        (6,184)

 Treasury stock, net                                      12,888            (39)

 Other                                                       (49)          (202)
                                                     -----------    -----------

     Net cash provided by (used for) financing
      activities                                           6,033         (6,425)
                                                     -----------    -----------
Net increase in cash                                       4,936          3,527

Cash at beginning of period                                3,490         12,475
                                                     -----------    -----------
Cash at end of period                                $     8,426    $    16,002
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.
                   1998 numbers have been revised. See Note 3
                      "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1999 and 1998

1.    ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At June 30, 1999, the Company was owned 12.0% by MediaOne Capital Corporation (MediaOne), 13.7% by White Mountains Insurance Group, Inc. (White Mountains), formerly Fund American Enterprises Holdings, Inc., 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), 5.4% by XL Capital Ltd (XL) and 62.5% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders filed on Form 10-K, as amended. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

3.    RESTATEMENTS AND RECLASSIFICATIONS

      During a review of the Company's shelf registration statement in April 1999, the Securities and Exchange Commission (SEC) staff advised the Company that, in its opinion, the accounting the Company had used for the forward purchase agreements for the benefit of employees and directors should be changed (see Note 2 section entitled "Restatement and Reclassifications" of the Company's consolidated financial statements filed on Form 10-K, as amended).

      The effect of this change in accounting for the forward purchase agreements as previously reported and as adjusted are shown below (in thousands, except per share data):

      Information as reported:

                                                       1998
                                            -------------------------
                                             First Six       Second
                                               Months        Quarter
                                               ------        -------

    Income before taxes                     $   74,297     $   38,203
    Net income                                  54,495         28,049
    Basic earnings per common share               1.88           0.97
    Diluted earnings per common share             1.80           0.92

      Information as adjusted:


                                                       1998
                                            -------------------------
                                             First Six       Second
                                               Months        Quarter
                                               ------        -------

    Income before taxes                     $   69,000     $   36,184
    Net income                                  51,052         26,738
    Basic earnings per common share               1.76           0.92
    Diluted earnings per common share             1.69           0.88

      The effect on shareholders' equity was a decrease of $7,300,000 at December 31, 1998.

      In addition, the Company reclassified the redeemable preferred stock outside of shareholders' equity, which decreased shareholders' equity as of December 31, 1998 by $700,000.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1999 and 1998 Second Quarter Results

The Company's 1999 second quarter net income was $23.5 million, compared with $26.7 million for the same period in 1998, a decrease of 12.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $33.6 million, compared with $26.3 million for the same period in 1998, an increase of 27.5%. Total core revenues in the second quarter of 1999 increased $14.4 million, from $48.4 million in 1998 to $62.8 million in 1999, while total core expenses increased only $5.6 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity based compensation programs and other non-operating items) was $34.9 million for the second quarter of 1999 versus $28.0 million for the comparable period in 1998, an increase of $6.9 million or 25.0%.

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

Gross premiums written decreased 19.4%, from $89.2 million for the second quarter of 1998 to $71.9 million for the second quarter of 1999. Gross PV premiums written increased 9.1%, to $117.0 million in the second quarter of 1999 from $107.3 million in the second quarter of 1998. The decline in gross premiums written is due to the decline in municipal originations, where premiums are usually collected up front rather than in installments, whereas the increase in gross PV premiums written was due to primarily the increase in asset-backed and international transactions. In the second quarter of 1999, asset-backed gross PV premiums written were $66.6 million, as compared with $31.7 million in 1998, an increase of 110.1%, while international gross PV premiums were $22.4 million as compared with $7.2 million, an increase of 211.1%. The increase in asset-backed transactions was strong across all sectors while in the international sector the Company insured several large European transactions during the quarter. For the municipal business, gross PV premiums written in the second quarter decreased to $28.0 million in 1999 from $68.4 million in 1998, a decrease of 59.1%. Second quarter municipal PV premiums were lower than in the second quarter of 1998 due to the decline in municipal volume, the comparative effect of FSA's insurance of $1.4 billion of bonds for the Long Island Power Authority in the second quarter of 1998, and a shift in sector concentration, with a higher percentage of tax-supported issues and a significant reduction in health care activity.

In the second quarter of 1999, the Company insured par value of bonds totaling $17.1 billion, approximately the same when compared to the second quarter of 1998. FSA's second quarter asset-backed component rose 19.3% to $7.3 billion and the international sector rose 398.6% to $3.0 billion while its municipal sector declined 34.2% to $6.8 billion.

Net premiums written were $51.8 million for the second quarter of 1999, a decline of 16.6% when compared with 1998. Net premiums earned for the second quarter of 1999 were $42.8 million, compared with $32.5 million in the second quarter of 1998, an increase of 31.8%. Premiums earned from refundings and prepayments were $2.8 million for the second quarter of 1999 and $3.5 million for the same period of 1998, contributing $1.4 million and $1.6 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 37.8% relative to the same period in 1998 when the effects of refundings and prepayments are eliminated.

Net investment income was $22.7 million for the second quarter of 1999 and $19.3 million for the comparable period in 1998, an increase of 18.1%. The Company's effective tax rate on investment income was 17.8% for the second quarter of 1998 compared with 14.5% for the same period in 1999. In the second quarter of 1999, the Company realized $10.5 million in net capital losses as compared with net capital gains of $3.9 million for the same period in 1998. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the second quarter of 1999 was $1.8 million compared with $1.0 million in 1998, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At June 30, 1999, the unallocated balance in the Company's general loss reserve was $50.6 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $6.4 million for the second quarter of 1999 compared with $5.8 million for the same period of 1998) were $13.1 million for the second quarter of 1999 compared with $10.3 million for the same period in 1998, an increase of 27.3%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $12.4 million for the second quarter of 1999 compared with $9.3 million for the same period in 1998, an increase of 32.7%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and personnel costs.

Income before income taxes for the second quarter of 1999 was $29.3 million, down from $36.2 million, or 19.0%, for the same period in 1998.

The Company's effective tax rate for the second quarter of 1999 was 19.9% compared with 26.1% for the same period in 1998. This decrease is the primarily the result of lower pre-tax income as the Company recognized capital losses in the second quarter of 1999 versus capital gains for the same period in 1998.

The weighted average number of diluted shares of common stock outstanding increased from 30,371,000 for the quarter ended June 30, 1998, to 31,954,000 during the second quarter of 1999. This increase was primarily due to 1.6 million shares the Company issued to XL Capital Ltd in November 1998. Diluted earnings per share decreased from $0.88 for the second quarter of 1998 to $0.73 for the same period in 1999.

1999 and 1998 First Six Months Results

The Company's 1999 first half net income was $55.6 million, compared with $51.1 million for the same period in 1998, an increase of 9.0%. Core net income was $64.3 million, compared with $51.0 million for the same period in 1998, an increase of 26.2%. Total core revenues in the first half of 1999 increased $26.8 million, from $94.5 million in 1998 to $121.3 million in 1999, while total core expenses increased only $10.1 million. Operating net income was $68.0 million for the first half of 1999 versus $54.8 million for the comparable period in 1998, an increase of $13.2 million or 24.2%.

Gross premiums written increased 4.7%, to $150.3 million for the first half of 1999 from $143.6 million for the first half of 1998. Also, gross PV premiums written increased 51.4%, to $239.1 million in 1999 from $158.0 million in the first half of 1998. In the first half of 1999, asset-backed gross PV premiums written were $104.3 million, as compared with $47.8 million in the first half of 1998, an increase of 118.2%. For the international sector, gross PV premiums written in the first half increased to $63.1 million in 1999 from $10.8 million in 1998, an increase of 484.3%. For the municipal business, gross PV premiums written in the first half decreased from $99.4 million in 1998 to $71.7 million in 1999, a decrease of 27.9%.

In the first half of 1999, the Company insured par value of bonds totaling $30.0 billion, a 14.6% increase over the same period in 1998. FSA's first half asset-backed and international sectors rose 42.3% to $12.9 billion and 399.8% to $4.7 billion, respectively, while its municipal sector fell 23.5% to $12.4 billion.

Net premiums written were $101.7 million for the first half of 1999, an increase of $1.7 million, or 1.7%, when compared with 1998. Net premiums earned for the first half of 1999 were $84.1 million, compared with $64.4 million in the first half of 1998, an increase of 30.6%. Premiums earned from refundings and prepayments were $7.7 million for the first half of 1999 and $8.2 million for the same period of 1998, contributing $3.7 million and $3.8 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 35.8% relative to the same period in 1998 when the effects of refundings and prepayments are eliminated.

Net investment income was $44.8 million for the first half of 1999 and $37.9 million for the comparable period in 1998, an increase of 18.0%. The Company's effective tax rate on investment income was 18.1% for the first half of 1998 compared with 14.9% in 1999. In the first half of 1999, the Company realized $9.6 million in net capital losses as compared with $6.7 million of net capital gains for the same period in 1998. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first half of 1999 was $4.0 million compared with $2.1 million for the same period in 1998, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $8.5 million for the first half of 1999 compared with $12.4 million for the same period of 1998) were $25.5 million for the first half of 1999 compared with $21.0 million for the same period in 1998, an increase of 21.5%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $23.4 million for the first half of 1999 compared with $18.7 million for the same period in 1998, an increase of 25.6%.

Income before income taxes for the first half of 1999 was $72.1 million, up from $69.0 million, or 4.6%, for the same period in 1998.

The Company's effective tax rate for the first half of 1999 was 22.9% compared with 26.0% for the same period in 1998. This decrease is the primarily the result of lower pre-tax income as the Company recognized capital losses in the first half of 1999 versus capital gains for the same period in 1998.

The weighted average number of diluted shares of common stock outstanding increased to 31,900,000 during the first six months of 1999 from 30,297,000, for the six months ended June 30, 1998. Diluted earnings per share increased to $1.74 for the first six months of 1999 from $1.69 for the same period in 1998.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at June 30, 1999, net of unsettled security transactions, was $1,734.9 million, compared with the December 31, 1998 balance of $1,770.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized loss position of $8.0 million at June 30, 1999 and $56.9 million in unrealized gains at December 31, 1998.

At June 30, 1999, the Company had, at the holding company level, an investment portfolio of $47.5 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1998. Based upon FSA's statutory statements for the quarter ended June 30, 1999, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $67.9 million. In addition, the Company holds $120 million of convertible surplus notes of FSA. Payments of principal and interest on such notes may be made with the approval of the New York Insurance Department.

Dividends paid by the Company to its shareholders increased to $6.8 million in the first half of 1999 from $6.2 million in 1998 and to $0.2250 per common share in 1999 from $0.2150 in 1998. In addition to paying dividends, the Company uses funds to make debt service payments and to repurchase shares of the Company's common stock to fund employee benefit plans.

The Company has outstanding $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003, and $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

In May 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. At June 30, 1999, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors. For each dollar change in the Company's share price, net income will be effected by approximately $0.3 million, or $0.01 per share.

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

FSA has a credit arrangement, aggregating $150.0 million, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At June 30, 1999, there were no borrowings under this arrangement, which expires on April 28, 2000, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $136.3 million was unutilized at June 30, 1999.

FSA has a standby line of credit commitment in the amount of $240.0 million with a group of international Aaa/AAA-rated banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $230.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 1999 and expiring on April 30, 2006 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of June 30, 1999.

The Company has no plans for material capital expenditures within the next twelve months.

Year 2000 Readiness Disclosure

The Company established its Year 2000 (Y2K) committee in 1997. The committee has investigated potential effects on FSA of the Y2K problem arising from the inability of some computers to properly recognize dates in the year 2000 and later. The Company has examined its hardware, software, network, and customer and vendor interdependencies in FSA's information systems and has found no material problems with any mission-critical FSA systems. It has conducted appropriate tests on its larger hardware and networking components, personal computers and material systems software, and all such systems are considered to be Y2K compliant. As of June 30, 1999, the Company has completed verification of Y2K compliance with outside vendors from which the Company purchases software. The cost of the Company's Y2K compliance has been immaterial.

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

While none of the parties that the Company has surveyed have informed the Company of any material issues regarding Y2K readiness, there can be no assurance that each party will be Y2K compliant. Failure by an issuer or servicer in an FSA-insured transaction to be Y2K compliant may result in unanticipated claims upon FSA. While FSA generally would be entitled to reimbursement for any such claims paid, the liquidity and credit exposure to FSA from such claims could be material. As a result, management is assessing the need to increase its available liquidity in its investment portfolio at year end 1999 in order to meet presently unanticipated demand for claims payments. FSA provides additional information about its Y2K compliance program on its website at www.fsa.com/y2k.

Forward-Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

      The Company's Annual Meeting of Shareholders was held on Thursday, May 13, 1999. At the 1999 Annual Meeting, there were present by proxy or in person 28,301,302 shares of Common Stock and 2,000,000 shares of the Company's outstanding Preferred Stock, representing approximately 90.4% of the 31,533,781 shares (including the 2,000,000 shares of Preferred Stock) outstanding and eligible to vote. There were four proposals for consideration. The results of the vote were as follows:

Proposal 1 -- Election of Directors

For the election of Directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified:

                               Votes Cast For              Votes Withheld
                               --------------              --------------

      Robert P. Cochran         30,290,483                     10,819
      Robert N. Downey          30,290,618                     10,684
      Anthony M. Frank          30,288,624                     12,678
      Fudeji Hama               30,289,596                     11,706
      K. Thomas Kemp            30,289,518                     11,784
      David O. Maxwell          30,289,787                     11,515
      Sean W. McCarthy          30,289,018                     12,284
      James M. Osterhoff        30,290,563                     10,739
      James H. Ozanne           30,290,053                     11,249
      Richard A. Post           30,289,471                     11,831
      Roger K. Taylor           30,289,918                     11,384
      Howard M. Zelikow         30,290,593                     10,709

Proposal 2 -- Approval of 1993 Equity Participation Plan, as Amended, and Performance Goals

To approve the Company's 1993 Equity Participation Plan, as amended, and the performance goals applicable to awards of performance shares thereunder:

      FOR: 24,419,589        AGAINST: 5,870,884          ABSTAIN: 10,829

Proposal 3 -- Approval of Amendment to Restated Certificate of Incorporation, as Amended

To approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares thereunder:

      FOR: 23,722,514        AGAINST: 5,544,942          ABSTAIN: 10,356

Proposal 4 -- Ratification of Selection of PricewaterhouseCoopers LLP as Independent Auditors

To ratify and approve the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 1999:

      FOR: 30,291,126        AGAINST: 5,157              ABSTAIN: 5,019

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      3     Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 3.1 to Pre-Effective Amendment No. 2 to the registrant's Registration Statement on Form S-3 (Reg. Nos. 333-74165 and 333-34181), and incorporated herein by reference).

      10 Second Amended and Restated Credit Agreement dated as of April 30, 1999 among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank Girozentrale, New York Branch, as Agent.

      27    Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1999.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                    By          /s/ Jeffrey S. Joseph
                                      ------------------------------------------
August 11, 1999                                  Jeffrey S. Joseph
                                           Managing Director & Controller
                                             (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                   Exhibit
-----------                   -------

      3     Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 3.1 to Pre-Effective Amendment No. 2 to the registrant's Registration Statement on Form S-3 (Reg. Nos. 333-74165 and 333-34181), and incorporated herein by reference).

      10 Second Amended and Restated Credit Agreement dated as of April 30, 1999 among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank Girozentrale, New York Branch, as Agent.

      27    Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 1999.