Form 10-Q
period 1999-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 1999-11-12
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)
      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At October 31, 1999, there were outstanding 31,533,781 shares of Common Stock, par value $0.01 per share, of the registrant (includes 1,393,977 shares of Common Stock owned by a trust on behalf of the Company and excludes 742,520 shares of Common Stock actually held in treasury).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - September 30, 1999 and
             December 31, 1998                                                 3

         Consolidated Statements of Income - Three and nine months
             ended September 30, 1999 and 1998                                 4

         Consolidated Statement of Changes in Shareholders' Equity
             - Nine months ended September 30, 1999                            5

         Consolidated Statements of Cash Flows
             - Nine months ended September 30, 1999 and 1998                   6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                          September 30,    December 31,
                                 ASSETS                                        1999            1998
                                                                          -------------    ------------
Bonds at market value (amortized cost of $1,810,470 and $1,655,042)       $   1,775,903    $  1,708,040
Equity investments at market value (cost of $60,435 and $64,292)                 52,764          68,243
Short-term investments                                                          138,354          98,554
                                                                          -------------    ------------

     Total investments                                                        1,967,021       1,874,837
Cash                                                                              4,765           3,490
Deferred acquisition costs                                                      195,310         199,559
Prepaid reinsurance premiums                                                    259,859         217,096
Reinsurance recoverable on unpaid losses                                          6,468           3,907
Receivable for securities sold                                                   30,889           1,655
Other assets                                                                    174,750         143,662
                                                                          -------------    ------------

     TOTAL ASSETS                                                         $   2,639,062    $  2,444,206
                                                                          =============    ============

     LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
                  STOCK AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                  $     810,024    $    721,699
Losses and loss adjustment expenses                                              71,803          63,947
Deferred federal income taxes                                                    55,907          87,254
Ceded reinsurance balances payable                                               28,241          31,502
Payable for securities purchased                                                210,231         105,859
Notes payable                                                                   230,000         230,000
Minority interest                                                                22,002          20,388
Accrued expenses and other liabilities                                          120,590         117,421
                                                                          -------------    ------------

     TOTAL LIABILITIES AND MINORITY INTEREST                                  1,548,798       1,378,070
                                                                          -------------    ------------

REDEEMABLE PREFERRED STOCK
Redeemable preferred stock (20,000,000 and 3,000,000 shares authorized;
2,000,000 issued and outstanding; par value of $.01 per share)                       20              20
Additional paid-in capital - preferred                                              680             680
                                                                          -------------    ------------

                                                                                    700             700
                                                                          -------------    ------------
Common stock (200,000,000 and 50,000,000 shares authorized;
   32,276,301 issued; par value of $.01 per share)                                  323             323
Additional paid-in capital - common                                             740,863         733,442
Accumulated other comprehensive income (loss) (net of deferred
   income tax provision (benefit) of $(14,783) and $20,288)                     (27,455)         37,678
Accumulated earnings                                                            400,050         325,150
Deferred equity compensation                                                     45,963          43,946
Less treasury stock at cost (2,144,125 and 2,372,839 shares held)               (70,180)        (75,103)
                                                                          -------------    ------------

          TOTAL SHAREHOLDERS' EQUITY                                          1,089,564       1,065,436
                                                                          -------------    ------------

TOTAL LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY                                                  $   2,639,062    $  2,444,206
                                                                          =============    ============

     See notes to condensed consolidated financial statements. 1998 numbers have been revised. See Note 3 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                           -------------            -------------
                                                        1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Revenues:
   Net premiums written (net of premiums ceded
      of $41,106, $22,562, $89,620 and $66,074)       $  70,853    $  54,462    $ 172,598    $ 154,530
   Increase in deferred premium revenue                 (28,152)     (21,844)     (45,829)     (57,539)
                                                      ---------    ---------    ---------    ---------
   Premiums earned (net of premiums ceded of
      $16,431, $11,796, $46,652 and $37,497)             42,701       32,618      126,769       96,991
   Net investment income                                 24,432       19,710       69,192       57,648
   Net realized gains (losses)                           (6,022)       8,907      (15,652)      15,579
   Other income                                             928           44        1,080          400
                                                      ---------    ---------    ---------    ---------
                     TOTAL REVENUES                      62,039       61,279      181,389      170,618
                                                      ---------    ---------    ---------    ---------
Expenses:
   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $5,027, $88,
      $2,796 and $(6,780))                                1,950        1,046        5,950        3,140
   Interest expense                                       4,154        2,408       12,461        7,250
   Policy acquisition costs                               9,604        8,397       30,197       25,311
   Other operating expenses                               7,270        1,411       20,647       17,900
                                                      ---------    ---------    ---------    ---------
                     TOTAL EXPENSES                      22,978       13,262       69,255       53,601
                                                      ---------    ---------    ---------    ---------
Minority interest and equity earnings                      (665)                   (1,593)
                                                      ---------                 ---------
INCOME BEFORE INCOME TAXES                               38,396       48,017      110,541      117,017
Provision for income taxes                                8,689       13,411       25,205       31,359
                                                      ---------    ---------    ---------    ---------
NET INCOME                                               29,707       34,606       85,336       85,658
                                                      ---------    ---------    ---------    ---------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Holding gains (losses) arising during period      (27,742)      21,069      (76,082)      27,856
      Less:  reclassification adjustment for losses
         (gains) included in net income                   4,301       (5,789)      10,949      (10,126)
                                                      ---------    ---------    ---------    ---------
   Other comprehensive income (loss)                    (23,441)      15,280      (65,133)      17,730
                                                      ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME                                  $   6,266    $  49,886    $  20,203    $ 103,388
                                                      =========    =========    =========    =========
As based upon net income:
   Basic earnings per common share                    $    0.97    $    1.20    $    2.79    $    2.96
                                                      =========    =========    =========    =========
   Diluted earnings per common share                  $    0.93    $    1.15    $    2.67    $    2.83
                                                      =========    =========    =========    =========

  See notes to condensed consolidated financial statements. Net income for the periods ended September 30, 1998 has been revised. See Note 3
                      "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                    Additional     Accumulated                 Deferred
                                                      Paid-In      Other Comp-                  Equity
                                         Common      Capital -      rehensive     Accumulated   Compen-     Treasury
                                         Stock        Common      Income (Loss)     Earnings    sation        Stock        Total
                                         -----        ------      -------------     --------    ------        -----        -----
BALANCE, December 31, 1998               $323        $733,442        $37,678        $325,150    $43,946     $(75,103)   $1,065,436

Net income                                                                            85,336                                85,336

Net unrealized loss on investments                                   (65,133)                                              (65,133)

Dividends paid on common stock
   ($0.345 per share)                                                                (10,436)                              (10,436)

Deferred equity compensation                                                                     13,104                     13,104

Deferred equity payout                                  1,534                                   (11,087)       1,644        (7,909)

Purchase of 51,658 shares of
   common stock                                                                                               (2,504)       (2,504)

Sale of 221,100 shares of treasury
   stock                                                5,887                                                  5,783        11,670
                                         ----        --------       --------        --------    -------     --------    ----------

BALANCE, September 30, 1999              $323        $740,863       $(27,455)       $400,050    $45,963     $(70,180)   $1,089,564
                                         ====        ========       ========        ========    =======     =========   ==========

   See notes to condensed consolidated financial statements. 1998 numbers have been revised. See Note 3 "Restatements and Reclassifications."

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             1999           1998
                                                         -----------    -----------
Cash flows from operating activities:
   Premiums received, net                                $   171,519    $   173,581
   Policy acquisition and other operating expenses
     paid, net                                               (52,337)       (46,928)
   Loss and LAE recovered (paid), net                           (641)        10,928
   Net investment income received                             61,622         56,368
   Recoverable advances received (paid)                      (10,889)         1,884
   Federal income taxes paid                                 (30,872)       (41,804)
   Interest paid                                             (12,172)        (7,217)
   Other, net                                                 (2,271)        (1,235)
                                                         -----------    -----------
       Net cash provided by operating activities             123,959        145,577
                                                         -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of bonds                            1,607,865      1,401,419
   Purchases of bonds                                     (1,695,494)    (1,562,778)
   Purchases of property and equipment                          (686)          (898)
   Net decrease (increase) in short-term securities          (37,188)        51,708
   Other investments, net                                        911        (14,208)
                                                         -----------    -----------
       Net cash used for investing activities               (124,592)      (124,757)
                                                         -----------    -----------

Cash flows from financing activities:
   Dividends paid                                            (10,436)        (9,387)
   Treasury stock, net                                        12,393        (18,252)
   Other                                                         (49)           329
                                                         -----------    -----------
       Net cash provided by (used for) financing
          activities                                           1,908        (27,310)
                                                         -----------    -----------
Net increase (decrease) in cash                                1,275         (6,490)
Cash at beginning of period                                    3,490         12,475
                                                         -----------    -----------
Cash at end of period                                    $     4,765    $     5,985
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1999 and 1998

1.    ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At September 30, 1999, the Company was owned 5.7% by MediaOne Capital Corporation (MediaOne), 20.0% by White Mountains Insurance Group, Inc. (White Mountains), formerly Fund American Enterprises Holdings, Inc., 6.4% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), 5.4% by XL Capital Ltd (XL) and 62.5% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders filed on Form 10-K, as amended. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

      The effect of this change in accounting for the forward purchase agreements as previously reported and as adjusted are shown below (in thousands, except per share data):

      Information as reported:

                                                         1998
                                               ------------------------
                                               First Nine       Third
                                                 Months        Quarter
                                                 ------        -------

Income before taxes                             $116,747       $42,450
Net income                                        85,483        30,988
Basic earnings per common share                     2.95          1.08
Diluted earnings per common share                   2.83          1.03

      Information as adjusted:

                                                         1998
                                               ------------------------
                                               First Nine       Third
                                                 Months        Quarter
                                                 ------        -------

Income before taxes                             $117,017       $48,017
Net income                                        85,658        34,606
Basic earnings per common share                     2.96          1.20
Diluted earnings per common share                   2.83          1.15

      The effect on shareholders' equity was a decrease of $7,300,000 at December 31, 1998.

      In addition, the Company reclassified the redeemable preferred stock outside of shareholders' equity, which decreased shareholders' equity as of December 31, 1998 by $700,000.

4.    SUBSEQUENT EVENT

      The Company announced in October 1999 a plan to sell approximately $140,000,000 of common shares. The Company plans to sell common shares to its major shareholders, White Mountains, Tokio Marine and XL at a price of $54.20 per share, subject to certain closing conditions. This price represents 97.5% of the average of the high and low sale price of the Company's common shares on the New York Stock Exchange on October 29, 1999. Shares will also be sold on the same terms to one or more financial institutions, which will hold such shares in connection with forward share purchase arrangements with the Company. The Company has a mirror arrangement under certain benefit plans pursuant to which employees and directors bear the risks and rewards of the forward arrangements. Closings of the sales are expected by year-end.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

1999 and 1998 Third Quarter Results

The Company's 1999 third quarter net income was $29.7 million, compared with $34.6 million for the same period in 1998, a decrease of 14.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $35.9 million, compared with $27.3 million for the same period in 1998, an increase of 31.4%. Total core revenues in the third quarter of 1999 increased $14.9 million, from $51.4 million in 1998 to $66.2 million in 1999, while total core expenses increased only $3.9 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity based compensation programs and other non-operating items) was $36.7 million for the third quarter of 1999 versus $27.8 million for the comparable period in 1998, an increase of $8.9 million or 32.0%.

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

Gross premiums written increased 45.4%, to $112.0 million for the third quarter of 1999 from $77.0 million for the third quarter of 1998. Gross PV premiums written increased 67.7%, to $150.8 million in the third quarter of 1999 from $89.9 million in the third quarter of 1998. The increase in gross premiums written and gross PV premiums written was due primarily to the increase in U.S. asset-backed and international transactions. In the third quarter of 1999, U.S. asset-backed gross PV premiums written were $52.5 million, as compared with $30.3 million in 1998, an increase of 73.3%, while international gross PV premiums were $39.0 million as compared with $10.9 million in 1998, an increase of 257.8%. The increase in asset-backed transactions was strong across all sectors while in the international sector the Company insured several large transactions during the quarter. For the U.S. municipal business, gross PV premiums written in the third quarter increased to $59.3 million in 1999 from $48.7 million in 1998, an increase of 21.8%.

In the third quarter of 1999, the Company insured par value of bonds totaling $14.7 billion compared with $13.4 billion in 1998, an increase of 9.0%. FSA's third quarter U.S. asset-backed component rose 42.4% to $5.9 billion, while its U.S. municipal sector decreased 6.6% to $7.9 billion and the international sector remained flat at $0.9 billion. Net premiums written were $70.9 million for the third quarter of 1999, an increase of 30.1% when compared with 1998. Net premiums earned for the third quarter of 1999 were $42.7 million, compared with $32.6 million in the third quarter of 1998, an increase of 30.9%. Premiums earned from refundings and prepayments were $1.8 million for the third quarter of 1999 and $1.0 million for the same period of 1998, contributing $0.8 million and $0.5 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 29.4% relative to the same period in 1998 when the effects of refundings and prepayments are eliminated.

Net investment income was $24.4 million for the third quarter of 1999 and $19.7 million for the comparable period in 1998, an increase of 24.0%. The Company's effective tax rate on investment income was 17.2% for the third quarter of 1998 compared with 15.2% for the same period in 1999. In the third quarter of 1999, the Company realized $6.0 million in net capital losses as compared with net capital gains of $8.9 million for the same period in 1998. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the third quarter of 1999 was $1.9 million compared with $1.0 million in 1998, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. Net transfers from the general reserve to case reserves totaled $2.7 million during the third quarter of 1999. At September 30, 1999, the unallocated balance in the Company's general loss reserve was $49.6 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $4.0 million for the third quarter of 1999 compared with a reversal of expense of $1.6 million for the same period of 1998) were $12.9 million for the third quarter of 1999 compared with $11.4 million for the same period in 1998, an increase of 13.5%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $12.3 million for the third quarter of 1999 compared with $11.1 million for the same period in 1998, an increase of 11.3%. The increase was the result of higher DAC amortization due to a higher level of premiums earned and personnel costs.

Income before income taxes for the third quarter of 1999 was $38.4 million, down from $48.0 million, or 20.0%, for the same period in 1998.

The Company's effective tax rate for the third quarter of 1999 was 22.6% compared with 27.9% for the same period in 1998. This decrease is the result of the Company recognizing capital losses in the third quarter of 1999 versus capital gains for the same period in 1998 and higher tax-exempt investment income.

The weighted average number of diluted shares of common stock outstanding increased from 30,012,000 for the quarter ended September 30, 1998, to 31,917,000 during the third quarter of 1999. This increase was primarily due to
1.6 million shares the Company issued to XL Capital Ltd in November 1998. Diluted earnings per share decreased from $1.15 for the third quarter of 1998 to $0.93 for the same period in 1999.

1999 and 1998 First Nine Months Results

The Company's 1999 first nine months of net income was $85.3 million, compared with $85.7 million for the same period in 1998, a decrease of 0.4%. Core net income was $100.2 million, compared with $78.3 million for the same period in 1998, an increase of 28.0%. Total core revenues in the first nine months of 1999 increased $41.6 million, from $145.9 million in 1998 to $187.5 million in 1999, while total core expenses increased only $14.0 million. Operating net income was $104.7 million for the first nine months of 1999 versus $82.6 million for the comparable period in 1998, an increase of $22.1 million or 26.8%.

Gross premiums written increased 18.9%, to $262.2 million for the first nine months of 1999 from $220.6 million for the first nine months of 1998. Also, gross PV premiums written increased 57.3%, to $389.9 million in 1999 from $247.9 million in the first nine months of 1998. In the first nine months of 1999, U.S. asset-backed gross PV premiums written were $156.8 million, as compared with $78.1 million in the first nine months of 1998, an increase of 100.8%. For the international sector, gross PV premiums written in the first nine months increased to $102.1 million in 1999 from $21.7 million in 1998, an increase of 370.5%. For the U.S. municipal business, gross PV premiums written in the first nine months decreased from $148.1 million in 1998 to $131.0 million in 1999, a decrease of 11.5%.

In the first nine months of 1999, the Company insured par value of bonds totaling $44.7 billion, a 12.7% increase over the same period in 1998. In the first nine months of 1999, FSA's U.S. asset-backed and international sectors rose 42.3% to $18.8 billion and 212.2% to $5.6 billion, respectively, while its U.S. municipal sector fell 17.7% to $20.3 billion.

Net premiums written were $172.6 million for the first nine months of 1999, an increase of $18.1 million, or 11.7%, when compared with 1998. Net premiums earned for the first nine months of 1999 were $126.8 million, compared with $97.0 million in the first nine months of 1998, an increase of 30.7%. Premiums earned from refundings and prepayments were $9.5 million for the first nine months of 1999 and $9.2 million for the same period of 1998, contributing $4.5 million and $4.3 million, respectively, to after-tax earnings. Net premiums earned for the first nine months of 1999 grew 33.5% relative to the same period in 1998 when the effects of refundings and prepayments are eliminated.

Net investment income was $69.2 million for the first nine months of 1999 and $57.6 million for the comparable period in 1998, an increase of 20.0%. The Company's effective tax rate on investment income was 17.8% for the first nine months of 1998 compared with 15.0% for the first nine months of 1999. In the first nine months of 1999, the Company realized $15.7 million in net capital losses as compared with $15.6 million of net capital gains for the same period in 1998. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first nine months of 1999 was $5.9 million compared with $3.1 million for the same period in 1998, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $12.4 million for the first nine months of 1999 compared with $10.8 million for the same period of 1998) were $38.4 million for the first nine months of 1999 compared with $32.4 million for the same period in 1998, an increase of 18.7%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $35.8 million for the first nine months of 1999 compared with $29.8 million for the same period in 1998, an increase of 20.3%.

Income before income taxes for the first nine months of 1999 was $110.5 million, down from $117.0 million, or 5.5%, for the same period in 1998.

The Company's effective tax rate for the first nine months of 1999 was 22.8% compared with 26.8% for the same period in 1998. This decrease is primarily the result of the Company recognizing capital losses in the first nine months of 1999 versus capital gains for the same period in 1998 and higher tax-exempt investment income.

The weighted average number of diluted shares of common stock outstanding increased to 31,941,000 during the first nine months of 1999 from 30,252,000, for the nine months ended September 30, 1998. Diluted earnings per share decreased from $2.83 for the first nine months of 1998 to $2.67 for the same period in 1999.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at September 30, 1999, net of unsettled security transactions, was $1,787.7 million, compared with the December 31, 1998 balance of $1,770.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized loss position of $42.2 million at September 30, 1999 and $56.9 million in unrealized gains at December 31, 1998.

At September 30, 1999, the Company had, at the holding company level, an investment portfolio of $38.8 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1998 and has paid no dividends to date in 1999. Based upon FSA's statutory statements for the quarter ended September 30, 1999, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $67.5 million. In addition, the Company holds $120 million of surplus notes of FSA. Payments of principal and interest on such notes may be made with the approval of the New York Insurance Department. FSA paid $6.7 million of accrued interest on such notes during the first nine months of 1999 and, as of September 30, 1999, has accrued interest payable of $1.5 million.

Dividends paid by the Company to its shareholders increased to $10.4 million in the first nine months of 1999 from $8.9 million in 1998 and to $0.3450 per common share in 1999 from $0.3275 in 1998. In addition to paying dividends, the Company uses funds to make debt service payments and to repurchase shares of the Company's common stock to fund employee benefit plans.

The Company has outstanding $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003, and $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

In May 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. At September 30, 1999, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors. For each dollar change in the Company's share price, net income will be affected by approximately $0.3 million, or $0.01 per share.

In September 1999, the Company announced that it had entered into a new forward agreement with a financial institution. The financial institution will purchase shares of the Company's common stock at a limit price and will hold the shares subject to the forward arrangement. Under the forward arrangement, the Company will either purchase such shares within a five-year period or direct their sale, in which case the Company would pay or receive the difference between the market value and the sum of the original purchase price plus carrying costs but less dividends. The Company will have a mirror arrangement under certain of its benefit plans, under which employees and directors bear the economic risk and reward of the forward shares. The participants' account balances under such plans will secure their obligations under the forward share arrangement. At September 30, 1999, 203,500 shares had been purchased and are being held subject to such forward agreement.

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

FSA has a credit arrangement, aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At September 30, 1999, there were no borrowings under this arrangement, which expires on April 28, 2000, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility is $186.9 million, of which $99.3 million was unutilized at September 30, 1999.

FSA has a standby line of credit commitment in the amount of $240.0 million with a group of international Aaa/AAA-rated banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $230.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 1999 and expiring on April 30, 2006 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of September 30, 1999.

The Company has no plans for material capital expenditures within the next twelve months.

Year 2000 Readiness Disclosure

The Company established its Year 2000 (Y2K) committee in 1997. The committee has investigated potential effects on FSA of the Y2K problem arising from the inability of some computers to properly recognize dates in the year 2000 and later. The Company has examined its hardware, software, network, and customer and vendor interdependencies in FSA's information systems and has found no material problems with any mission-critical FSA systems. It has conducted appropriate tests on its larger hardware and networking components, personal computers and material systems software, and all such systems are considered to be Y2K compliant. As of September 30, 1999, the Company has completed verification of Y2K compliance with outside vendors from which the Company purchases software. The cost of the Company's Y2K compliance has been immaterial.

FSA's financial guaranty policies do not contain an exclusion for Y2K problems. Each guaranty policy is customized for its individual transaction, so the actual policy and other transaction documents should be consulted regarding questions about the effect of Y2K problems of specific parties on specific policies. For example, if an issuer failed to make an insured payment due to a Y2K problem, FSA's insurance policy generally would cover such failure. On the other hand, if the issuer made the payment and the trustee failed to distribute it to bondholders due to a Y2K problem, FSA's insurance policy generally would not cover such failure. To investigate whether certain entities connected with transactions it insures have Y2K problems that could affect insured payments, FSA has surveyed the servicers and trustees for FSA-insured asset-backed transactions and has also surveyed certain companies that operate in a trustee, paying agent or securities depository capacity for a large component of FSA's public finance book of business. Responses to date have generally indicated active Y2K testing and remediation programs.

While none of the parties that the Company has surveyed have informed the Company of any material issues regarding Y2K readiness, there can be no assurance that each party will be Y2K compliant. Failure by an issuer or servicer in an FSA-insured transaction to be Y2K compliant may result in unanticipated claims upon FSA. While FSA generally would be entitled to reimbursement for any such claims paid, the liquidity and credit exposure to FSA from such claims could be material. As a result, management plans to increase its available liquidity in its investment portfolio at year end 1999 in order to meet presently unanticipated demand for claims payments. FSA provides additional information about its Y2K compliance program on its website at www.fsa.com/y2k.

Subsequent Event

The Company announced in October 1999 a plan to sell approximately $140.0 million of common shares. The Company plans to sell common shares to its major shareholders White Mountains, Tokio Marine and XL at a price of $54.20 per share, subject to certain closing conditions. This price represents 97.5% of the average of the high and low sale price on the New York Stock Exchange on October 29, 1999. Shares will also be sold on the same terms to one or more financial institutions, which will hold such shares in connection with forward share purchase arrangements with the Company. Management and a special board committee considered both a private sale and a public offering and determined that the proposed private sale offered higher net proceeds. No brokerage or underwriting fees will be paid by the Company in connection with the sale of shares. Closings of the sales are expected by year-end.

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

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27    Financial Data Schedules.

            99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1999.

      (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                         ---------------------
November 12, 1999                                   Jeffrey S. Joseph
                                      Managing Director & Controller (Chief
                                      Accounting Officer)

                                  Exhibit Index

Exhibit No.                            Exhibit
-----------                            -------

      27      Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 1999.