Form 10-K
period 1999-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2000-03-24
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 16, 2000 was $1,911,715,971 (based upon the closing price of the registrant's shares on the New York Stock Exchange on March 16, 2000, which was $71-15/16). For purposes of the foregoing, White Mountains Insurance Group, Ltd., was deemed to be an affiliate of the registrant.

      At March 16, 2000, there were outstanding 33,517,995 shares of Common Stock, par value $0.01 per share, of the registrant (includes 511,031 shares of Common Stock owned by a trust on behalf of the Company and excludes 158,306 shares of Common Stock actually held in treasury).

      Documents Incorporated By Reference

      Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II hereof.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Item 1.  Business..................................................................    2

Item 2.  Properties................................................................   23

Item 3.  Legal Proceedings.........................................................   23

Item 4.  Submission of Matters to a Vote of Security Holders.......................   23

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....   24

Item 6.  Selected Financial Data...................................................   24

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................   24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk................   24

Item 8.  Financial Statements and Supplementary Data...............................   25

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure......................................................   25

Item 10. Directors and Executive Officers of the Registrant........................   26

Item 11. Executive Compensation....................................................   29

Item 12. Security Ownership of Certain Beneficial Owners and Management............   35

Item 13. Certain Relationships and Related Transactions............................   38

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   41

Item 1. Business.

General

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "triple-A" by the major securities ratings agencies and obligations insured by FSA are generally awarded "triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 1999, FSA had gross premiums written of $362.7 million, of which 51% related to insurance of municipal obligations and 49% related to insurance of asset-backed obligations. At December 31, 1999, FSA had net insurance in force of $195.6 billion, of which 67% represented insurance of municipal obligations and 33% represented insurance of asset-backed obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

      In 1994, the Company completed an initial public offering (the "IPO") of common shares, at which time White Mountains Insurance Group, Ltd. ("White Mountains") (formerly known as Fund American Enterprises Holdings, Inc.) made an investment in the Company and entered into certain agreements providing, among other things, White Mountains options to acquire additional shares of the Company from MediaOne. In 1994, pursuant to these agreements, the Company issued to White Mountains 2,000,000 shares of Series A non-dividend paying voting convertible preferred stock having a liquidation preference of $700,000. In 1999, White Mountains exercised its stock options and acquired 2,560,607 shares of common stock from MediaOne. White Mountains is an insurance holding company.

      In 1998, the Company and XL Capital Ltd ("XL") entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies--FSA International and XL Financial Assurance Ltd ("XLFA"). XL owns a minority interest in FSA International and the Company owns a minority interest in XLFA. In connection with such joint venture, XL acquired an interest in the Company and the Company acquired an interest in XL. XL is a major Bermuda insurance company.

      In December 1999, the Company sold additional shares of common stock to White Mountains, Tokio Marine and XL. See Item 5, "Market for Registrant's Common Equity and Related Stockholders Matters." During 1999, MediaOne distributed 7,825,104 shares to the holders of Debt Exchangeable for Common Stock ("DECS") previously issued by U S WEST, Inc.

      At December 31, 1999, voting control of the Company was held 25.2% by White Mountains, 7.4% by Tokio Marine, 7.2% by XL, 4.8% by MediaOne and 55.4% by the public and employees.

      On March 14, 2000, the Company announced that it had entered into a merger agreement pursuant to which the Company would become a wholly owned subsidiary of Dexia S.A., a publicly held Belgian corporation, subject to receipt of shareholder and regulatory approvals and satisfaction of other closing conditions. Dexia S.A., through its bank subsidiaries, is primarily engaged in the business of public finance in France, Belgium and other European countries.

      The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company also maintain offices domestically in San Francisco and Dallas and abroad in London, Singapore, Bermuda, Tokyo, Sydney and Madrid.

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

      The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations employing our transactional and financial skills to generate strong premium volume at attractive returns. The Company believes that the demand for our financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of three trends:
(i) expansion of asset securitization outside the residential mortgage sector;
(ii) substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and municipal bond purchases by individuals who generally purchase insured obligations; and (iii) growing use of asset securitization and financial guaranty insurance in non-U.S. markets, due to, in part, a trend towards private financing initiatives for projects that have essential public purposes and regulatory changes encouraging or facilitating off-balance sheet financings.

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

Business of FSA

General

      The business of FSA is managed by its Management Committee, comprised of its Chairman, President, Chief Operating Officer, Chief Underwriting Officer, General Counsel and Chief Financial Officer. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed and municipal obligations as described below.

Asset-Backed Obligations

      Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, debt securities and bank loans, monoline financial guarantors also insure asset-backed obligations secured by less diverse payment sources, such as multifamily real estate.

      Asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of asset-backed obligations generally have the benefit of overcollateralization, excess cash flow or one or more other forms of credit enhancement to cover credit risks associated with the related assets.

The following table sets forth certain industry information relating to selected asset-backed obligations for the periods indicated:

                          New Asset-Backed Obligations

               Volume of                                Combined          Asset-Backed
             Private-Label       Volume of Other         Volume              Volume
              Residential            Public                of          Insured by Monoline
                Mortgage          Asset-Backed         Asset-Backed        Insurance
             Obligations(1)      Obligations(2)        Obligations(3)     Companies(4)
             --------------      --------------        --------------     ------------
                                     (dollars in billions)
1991 .........  $ 49.3              $ 50.6              $ 99.9              $  9.8
1992 .........    89.5                51.1               140.6                10.3
1993 .........    98.5                61.0               159.5                21.4
1994 .........    63.2                75.5               138.7                24.7
1995 .........    37.0               108.0               145.0                44.7
1996 .........    38.4               151.1               189.5                74.5
1997 .........    63.3               176.0               239.5                92.6
1998 .........   132.7               178.8               311.5               120.1
1999 .........    99.2               185.3               284.5              N/A(5)

(1) Information is from Inside Mortgage Securities, January 8, 1993, January 14, 1994, January 20, 1995, February 2, 1996, and Inside MBS & ABS, February 14, 1997, January 16, 1998, January 8, 1999, and January 7, 2000 and includes all U.S. public and rated private residential first mortgage-backed transactions, except obligations issued or guaranteed by government related entities.

(2) Information is from Asset Sales Report, January 18, 1993, January 25, 1993, January 10, 1994, January 9, 1995, January 22, 1996, January 27,
      1997, January 5, 1998, March 1 , 1999 and January 3, 2000 and includes all U.S. public asset-backed obligations (other than commercial paper transactions) backed by consumer receivables (including home equity loans), pooled corporate obligations and commercial mortgages.

(3) Combined volume excludes: (i) private placement non-residential asset-backed obligations, (ii) asset-backed commercial paper and (iii) non-U.S. obligations.

(4) Information is based on data provided by the Association of Financial Guaranty Insurors (AFGI). Includes all public and private transactions and all domestic and non-domestic transactions.

(5)   Not available.

      The market data set forth in the table above excludes privately placed non-residential mortgage transactions as well as non-domestic issues. As a result, the market data omits information regarding most "collateralized debt obligation" securitizations, which represented a significant sector in the insured asset-backed market in 1998 and 1999. The insured volume data in the table includes such transactions.

      The issuance of asset-backed obligations of the type included in the table experienced substantial growth in each year listed, with the exceptions of 1994 and 1999. The combined volume of such asset-backed obligations grew from $99.9 billion in 1991 to a high of $311.5 billion in 1998. In 1999, the public asset-backed market increased while the private-label mortgage-backed sector decreased, resulting in an overall decline to $284.5 billion.

      The largest single component of public, non-residential asset-backed obligations was credit card securitizations in 1991, automobile loan securitizations in 1992 and 1993, credit card securitizations in 1994, 1995 and 1996, home equity loan securitizations in 1997 and 1998, and automobile loan securitizations in 1999.

      The par value of new asset-backed obligations insured by monoline financial guaranty insurance companies rose in every year from 1991 through 1998.

      The growth in the issuance of asset-backed obligations since 1991 has been due in part to increased capital requirements of commercial banks and insurance companies and the contraction of credit extended to corporations. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Moreover, many corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing. The period has also seen the development of finance companies that fund consumer finance and home equity lending through the capital markets.

      Residential mortgage-backed issuance declined in 1994 because interest rates rose, causing a reduction in mortgage loan refinancings and therefore in the amount of new loan originations available for securitization. The decline continued in 1995, as interest rates stabilized, and ended in 1996. Issuance increased in 1997 and 1998 due to falling interest rates and declined as rates rose in 1999.

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

      Insurance of municipal obligations represents the largest portion of the financial guaranty insurance business. Since the early 1980s, insured municipal obligation volume has grown substantially in terms of insurance in force, the number of municipalities issuing insured obligations and the types of municipal obligations that are insured. The percentage of municipal obligations insured has also increased substantially. From 1990 to 1993, municipal issuance increased each year. The low market interest rates which prevailed during 1993 resulted in record levels of new issuances and refundings of municipal bonds. As expected, these record levels of issuances and refundings were not sustained when interest rates increased. Consequently, the volume of issuances and refundings of municipal bonds, and opportunities to write insurance for such bonds, fell significantly in 1994 and modestly in 1995. Both total issuance and refundings increased in 1996, 1997 and 1998, primarily because of lower interest rates. In 1999, rising interest rates caused a steep decline in refundings, which was responsible for much of the decline in total issuance that year.

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                                      New Insured
                                                                        Volume
                                   New                New             as Percent
 Year                             Total             Insured           of New Total
                                  Volume             Volume              Volume
                                  ------             ------              ------
                                             (dollars in billions)
1990 .................            $127.8             $ 33.5               26.2%
1991 .................             172.4               51.9               30.1
1992 .................             234.7               80.8               34.4
1993 .................             292.2              107.9               36.9
1994 .................             165.0               61.5               37.3
1995 .................             160.0               68.5               42.8
1996 .................             185.0               85.7               46.3
1997 .................             220.6              107.5               48.7
1998 .................             286.2              145.1               50.7
1999 .................             225.9              103.9               46.0

----------
(1) Information is based on data provided in The Bond Buyer, January 7, 2000. Volume is expressed in terms of principal insured.

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

      In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS(R)) Program provides insurance for uninsured asset-backed obligations trading in the secondary market. Likewise, FSA's Custody Receipt Program provides insurance for uninsured municipal obligations trading in the secondary market. The insurance of obligations outstanding in the secondary market generally affords a wider secondary market and therefore greater marketability to a given issue of previously issued obligations. FSA's underwriting guidelines require the same underwriting standards on secondary market issues as on new security issues, although the evaluation procedures are typically abbreviated.

      FSA insures guaranteed investment contracts ("GIC's"), GIC equivalents and obligations under interest rate, currency and credit default swaps, both alone and in connection with asset-backed and municipal transactions employing FSA insurance. FSA writes portfolio insurance for securities held by unit investment trusts and mutual funds. Such insurance covers securities either while they are held by the fund or to their maturity, whether or not held by the fund. FSA also issues surety bonds under its Sure-Bid(R) program, which provides an alternative to issuers and financial advisors to traditional types of good faith deposits on competitive municipal bond transactions.

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 1999 and 1998 with respect to each type of asset-backed and municipal program:

            Net Par Amount and Percentage Outstanding by Program Type

                                                           December 31, 1999
                             -------------------------------------------------------------------------
                                  Asset-Backed Programs                    Municipal Programs
                             ----------------------------------     ----------------------------------
                                                  Percent of                               Percent of
                                Net            Total Net Amount        Net               Total Net Par
                             Par Amount             Amount          Par Amount               Amount
                             Outstanding          Oustanding        Outstanding           Outstanding
                             -----------          ----------        -----------           -----------
                                                       (dollars in millions)
New Issue .........            $47,450                93.9%            $72,148                92.2%
Secondary Market ..              3,039                 6.0               6,149                 7.8
Portfolio Insurance                 19                 0.1                  --                 0.0
                               -------               -----             -------               -----
    Total .........            $50,508(1)            100.0%            $78,297(2)            100.0%
                               =======               =====             =======               =====

                                                           December 31, 1998
                             -------------------------------------------------------------------------
                                  Asset-Backed Programs                    Municipal Programs
                             ----------------------------------     ----------------------------------
                                                  Percent of                               Percent of
                                Net            Total Net Amount        Net               Total Net Par
                             Par Amount             Amount          Par Amount               Amount
                             Outstanding          Oustanding        Outstanding           Outstanding
                             -----------          ----------        -----------           -----------
                                                       (dollars in millions)
New Issue .........            $34,972                93.4%            $59,986                90.9%
Secondary Market ..              2,432                 6.5               6,020                 9.1
Portfolio Insurance                 19                 0.1                  --                 0.0
                               -------               -----             -------               -----
    Total .........            $37,423(1)            100.0%            $66,006(2)            100.0%
                               =======               =====             =======               =====

----------

(1) Excludes $207 million and $200 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1999 and 1998, respectively.

(2) Excludes $926 million and $1,044 million par amount outstanding assumed by FSA under reinsurance agreements at December 31, 1999 and 1998, respectively.

Insurance in Force

      FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, auto loans, other consumer receivables, corporate bonds, bank loans, government debt and multifamily mortgage loans. Asset-backed obligations insured by FSA include synthetic obligations such as credit default swaps structured to have risks similar to more traditional forms of asset-backed structures. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds and sale/leaseback obligation bonds. In 1990, FSA ceased writing insurance backed by commercial mortgage loans, and today retains only minor net insurance in force in that sector. FSA has also insured obligations of financial institutions and, on a short-term basis, obligations of highly rated corporate obligors.

      FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 1999, FSA and its subsidiaries had in force 740 issues insuring approximately $64.4 billion in gross direct par amount outstanding of asset-backed obligations and 5,419 issues insuring approximately $109.6 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 1999, FSA had assumed pursuant to certain reinsurance contracts approximately $0.2 billion and $1.0 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $175.2 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $45.3 billion, was approximately $129.9 billion. Net par data does not distinguish between quota share and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. At December 31, 1999, the weighted average life of the direct principal insured on these policies was approximately five and thirteen years, respectively, for asset-backed and municipal obligations.

Asset-Backed Obligations

      FSA's insured portfolio of asset-backed obligations is divided into six major categories:

      Residential Mortgage Loans. Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments.

      Consumer Receivables. Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans and leases, manufactured housing loans and credit card receivables.

      Government Securities. Obligations primarily backed by government securities include insured investment funds that invest in government securities and insured bonds backed by letters of credit or repurchase agreements collateralized by government securities. Government securities include full faith and credit obligations of the United States and obligations of public agencies and government sponsored enterprises of the United States, such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), as well as obligations of non-U.S. sovereigns.

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

      Housing Revenue Bonds. Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first loss guaranties, and, in some cases, the general obligation of the issuing housing agency or a state's "moral obligation" (that is, not a legally binding commitment) to make up deficiencies.

      Municipal Utility Revenue Bonds. Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

      Health Care Revenue Bonds. Health care revenue bonds include both long-term maturities for capital construction or improvements of health care facilities and medium-term maturities for equipment purchase, and include both secured and unsecured obligations of individual hospitals and health care systems.

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

      A summary of FSA's insured portfolio at December 31, 1999 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance. In recent years, FSA has tended to employ quota share reinsurance in the municipal sector and first loss reinsurance in the asset-backed sector.

                Summary of Insured Portfolio at December 31, 1999

                                         Number                                      Percent
                                           of          Net Par           Net          of Net
                                        Issues in       Amount         Par and       Par and
                                          Force       Outstanding      Interest      Interest
                                          -----       -----------      --------      --------
                                                        (dollars in millions)
Asset-backed obligations
  Residential mortgages ..........          356        $ 16,663        $ 21,977         11.3%
  Consumer receivables ...........          148          14,954          16,447          8.4
  Government securities ..........           32             642             975          0.5
  Pooled corporate obligations ...           81          10,991          15,012          7.7
  Investor-owned utility
    obligations ..................           32             548           1,240          0.6
  Other asset-backed obligations .            9             155             192          0.1
  International obligations ......           82           6,762           9,043          4.6
                                          -----        --------        --------        -----
    Total asset-backed obligations          740          50,715          64,886         33.2
                                          -----        --------        --------        -----
Municipal obligations
  General obligation bonds .......        3,259          30,742          47,361         24.2
  Housing revenue bonds ..........          178           2,620           5,021          2.6
  Municipal utility revenue bonds           599          11,293          18,831          9.6
  Health care revenue bonds ......          143           5,950          10,593          5.4
  Tax-supported (non-general
    obligation) bonds ............          684          17,646          29,540         15.1
  Transportation revenue bonds ...           64           3,367           6,205          3.2
  Other municipal bonds ..........          461           6,199          10,038          5.1
  International obligations ......           31           1,406           3,096          1.6
                                          -----        --------        --------        -----
    Total municipal obligations ..        5,419          79,223         130,685         66.8
                                          -----        --------        --------        -----
        Total ....................        6,159        $129,938        $195,571        100.0%
                                          =====        ========        ========        =====

Obligation Type

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 Annual New Business Insured by Obligation Type

                                                    Year Ended December 31,
                                            ------------------------------------
                                            1999    1998    1997    1996    1995
                                            ----    ----    ----    ----    ----
Asset-backed obligations
  Residential mortgages ................     14%     16%     19%     28%     26%
  Consumer receivables .................     20      16      23      24      29
  Government securities ................      0       0       2       1       0
  Pooled corporate obligations .........     14       9       3       1      10
  Investor-owned utility
    obligations ........................      0       0       0       0       0
  Other asset-backed obligations .......      0       1       0       1       1
  International obligations ............     11       2       8       3       0
                                            ---     ---     ---     ---     ---
    Total asset-backed
    obligations ........................     59      44      55      58      66
                                            ---     ---     ---     ---     ---
Municipal obligations
  General obligations bonds ............     19      22      18      20      11
  Housing revenue bonds ................      2       2       1       1       2
  Municipal utility revenue bonds ......      5       9       2       4       4
  Health care revenue bonds ............      2       6       4       2       3
  Tax-supported (non-general
    obligation) bonds ..................      8      10      10       9       6
  Transportation revenue bonds .........      2       2       2       1       6
  Other municipal bonds ................      3       5       6       4       2
  International bonds ..................      0       0       2       1       0
                                            ---     ---     ---     ---     ---
    Total municipal obligations ........     41      56      45      42      34
                                            ---     ---     ---     ---     ---
        Total ..........................    100%    100%    100%    100%    100%
                                            ===     ===     ===     ===     ===

Terms to Maturity

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 1999 and 1998:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                  December 31, 1999            December 31, 1998
                                ---------------------       ----------------------
                                                (in millions)
      Estimated                 Asset-                      Asset-
   Term to Maturity             Backed      Municipal       Backed       Municipal
   ----------------             ------      ---------       ------       ---------
0 to 5 Years ...........       $10,272       $ 3,351       $ 8,468       $ 2,756
5 to 10 Years ..........        13,911         8,742         7,516         7,495
10 to 15 Years .........         8,956        15,441         5,661        12,427
15 to 20 Years .........           814        24,711           670        20,265
20 Years and Above .....        16,762        26,978        15,308        24,107
                               -------       -------       -------       -------
  Total ................       $50,715       $79,223       $37,623       $67,050
                               =======       =======       =======       =======

(1) Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Issue Size

The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 1999:

              Asset-Backed -- Original Net Par Amount Per Issue(1)

                                                                                Percent of
                                                 Percent of                       Total
                                                   Total         Net Par         Net Par
     Original                      Number         Number         Amount          Amount
   Net Par Amount               of Policies      of Issues     Outstanding     Outstanding
   --------------               -----------      ---------     -----------     -----------
                                                 (dollars in millions)
Less than $10 million........       502             34.2%       $   822            1.6%
$10 to $25 million...........       182             12.4          1,481            2.9
$25 to $50 million...........       166             11.3          1,650            3.3
$50 million or greater.......       619             42.1         46,555           92.2
                                  -----            -----        -------          -----
  Total......................     1,469            100.0%       $50,508          100.0%
                                  =====            =====        =======          =====

----------
(1) Does not include $207 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                Municipal -- Original Net Par Amount Per Issue(1)

                                                                          Percent of
                                                Percent of                   Total
                                                  Total        Net Par      Net Par
     Original                        Number      Number        Amount       Amount
   Net Par Amount                 of Policies   of Issues    Outstanding  Outstanding
   --------------                 -----------   ---------    -----------  -----------
                                                (dollars in millions)
Less than $10 million .........       7,773       75.4%      $20,996       26.8%
$10 to $25 million ............       1,478       14.3        15,013       19.2
$25 to $50 million ............         540        5.2        12,038       15.4
$50 million or greater ........         524        5.1        30,250       38.6
                                     ------      -----       -------      -----
  Total .......................      10,315      100.0%      $78,297      100.0%
                                     ======      =====       =======      =====

----------
(1) Does not include $926 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

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

                                    Municipal
                        Insured Portfolio by Jurisdiction
                              at December 31, 1999

                                                                        Percent of
                                                                           Total
                                                        Net Par        Municipal Net
                                        Number          Amount          Par Amount
Jurisdiction                          of Issues       Outstanding       Outstanding
------------                          ---------       -----------       -----------
                                                 (dollars in millions)
California ..................             575           $11,543            14.6%
New York ....................             428             7,006             8.8
Pennsylvania ................             403             5,509             7.0
Texas .......................             469             5,095             6.4
Florida .....................             147             4,696             5.9
New Jersey ..................             317             4,444             5.6
Illinois ....................             420             4,103             5.2
Massachusetts ...............             132             2,568             3.2
Michigan ....................             274             2,543             3.2
Wisconsin ...................             298             2,184             2.8
Washington ..................             167             1,736             2.2
All other states ............           1,758            26,390            33.3
Non-U.S .....................              31             1,406             1.8
                                        -----           -------           -----
    Total ...................           5,419           $79,223           100.0%
                                        =====           =======           =====

Issuer Concentration

      FSA has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by Standard & Poor's Ratings Services to measure the at-risk amount (worst case risk) on an insured exposure. FSA has also established procedures to ensure compliance with any applicable regulatory single-risk limit with respect to bonds insured by it. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 1999, insurance of asset-backed obligations constituted 39.0% of FSA's net par outstanding and insurance of municipal obligations constituted 61.0% of FSA's net par outstanding. At such date, FSA's ten largest net insured asset-backed transactions represented $7.5 billion, or 5.8%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $4.1 billion, or 3.2%, of its total net par amount outstanding. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. FSA is also subject to certain regulatory limits and rating agency guidelines on exposures to single credits.

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

      FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," or reserves) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Asset-backed obligations insured by FSA also often benefit from self-adjusting mechanisms, such as cash traps that take effect upon failure to satisfy performance based triggers. Overcollateralization or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of asset-backed insured obligations rather than providing partial or first loss coverage sufficient to convey a triple-A rating on the insured obligations.

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

      The underwriting process that implements these underwriting guidelines and standards is supported by FSA's professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management is required for all transactions.

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

Loss Reserves

      FSA establishes a case basis reserve for the present value of an estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A case basis reserve for a particular insured obligation represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. FSA maintains reserves in an amount believed by its management to be sufficient to pay the present value of its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured.

      In addition to its case basis reserves, FSA maintains a non-specific general reserve in order to account for unidentified risks inherent in its overall portfolio. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount was calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at a risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA will, on an ongoing basis, monitor the general reserve and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written or from replenishing amounts applied against new case basis reserves will result in a charge to earnings at that time. Amounts released from the general reserve as a result of the runoff of existing net insurance in force may be applied against additions to the general reserve required for new business written.

      The Company's liability for losses and loss adjustment expenses consists of the case basis and general reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                            1999           1998           1997
                                                            ----           ----           ----
Balance at January 1                                       $72,007      $ 75,417       $ 72,079

Less reinsurance recoverable                                 6,421        30,618         29,875
                                                           -------      --------       --------
Net balance at January 1                                    65,586        44,799         42,204

Incurred losses and loss adjustment expenses:
       Current year                                          8,575         8,049          5,400
       Prior years                                             254        (4,100)         3,756
Recovered (paid) losses and loss adjustment expenses:
       Current year                                             --            --             --
       Prior years                                           3,402        16,838         (6,561)
                                                           -------      --------       --------
Net balance December 31                                     77,817        65,586         44,799

Plus reinsurance recoverable                                 9,492         6,421         30,618
                                                           -------      --------       --------
     Balance at December 31                                $87,309      $ 72,007       $ 75,417
                                                           =======      ========       ========

      During 1997, the Company increased its general reserve by $9.2 million, of which $5.4 million was for originations of new business and $3.8 million was to reestablish a portion of the general reserve that has been previously transferred to case basis reserves. During 1997, the Company transferred $4.5 million to case basis reserves. Giving effect to these transfers, the general reserve totaled $34.3 million at December 31, 1997.

      During 1998, the Company increased its general reserve by $3.9 million, of which $8.1 million was for originations of new business offset by a $4.1 million decrease in the amount needed to fund the general loss reserve primarily because of recoveries on certain commercial mortgage transactions. During 1998, the Company transferred $18.4 million to its general reserve from case basis reserves due to those recoveries on commercial mortgage transactions. Also during 1998, the Company transferred $9.4 million from its general reserve to case basis reserves associated predominantly with certain consumer receivable transactions. Giving effect to these transfers, the general reserve totaled $47.3 million at December 31, 1998.

      During 1999, the Company increased its general reserve by $8.8 million for originations, of which $8.6 million was for originations of new business and $0.2 million was for the reestablishment of the general reserve. Also during 1999, the Company transferred to the general reserve $3.5 million representing recoveries received on prior year transactions on prior-year transactions and transferred from the general reserve to the case basis reserves $4.6 million. Giving effect to these transfers, the general reserve totaled $55.0 million at December 31, 1999.

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates for the general reserve and for the case basis reserves at rates between 5.5% and 6.1%. The amount of discount taken was approximately $31.1 million, $28.6 million and $19.8 million at December 31, 1999, 1998 and 1997, respectively.

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

Competition and Industry Concentration

      FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed obligations and almost half of all municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline primary financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corp. ("MBIA"). FSA is the smallest of the major primary financial guaranty insurers in terms of statutory capital. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of triple-A rated banks that can offer a product directly competitive with FSA's triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. Recent legislation may facilitate the direct participation by bank affiliates in the U.S. insurance business, including the financial guaranty insurance business. In addition, government sponsored entities, including FNMA and Freddie Mac, have begun to compete with the monoline financial guaranty insurers in the mortgage-backed and multifamily sectors.

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

      FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by United States government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting principles, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting principles. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, the data below may tend to overstate FSA's risk leverage in comparison to its industry counterparts.

                                                                         December 31,
                                                            ------------------------------------
                                                             1999           1998           1997
                                                                     (dollars in millions)
Financial guaranty primary insurers, excluding FSA (1)
  Leverage ratio .....................................        N/A(2)         151:1         149:1

FSA
  Gross insurance in force ...........................      $271,964      $216,564      $158,020
  Net insurance in force .............................      $195,571      $159,995      $117,429
  Qualified statutory capital ........................      $  1,320      $  1,038      $    782
  Leverage ratio .....................................         148:1         154:1         150:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are Ambac, Capital Markets Assurance Corporation (1997 only), FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 1998 and 1997.

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

Reinsurance Ceded

      FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate risk and a single risk basis, to meet state insurance regulatory, rating agency and internal limits, diversify risks, reduce the need for additional capital and strengthen financial ratios. At December 31, 1999, FSA had reinsured approximately 26.0% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

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

      FSA reinsures portions of its risks with affiliated and unaffiliated reinsurers under quota share and first-loss treaties and on a facultative basis. FSA's principal ceded reinsurance program consisted in 1999 of two quota share treaties, a combination quota share and aggregate excess-of-loss treaty, four first-loss treaties and seven automatic facultative facilities. One quota share treaty covered all of FSA's approved regular lines of business, except U.S. municipal obligation insurance. Under this treaty in 1999, FSA ceded 7.25% of each covered policy, up to a maximum of $14.5 million insured principal per policy. At its option, FSA could have increased, and in certain instances did increase, the ceding percentage to 14.5%, up to $29.0 million of each covered policy. A second quota share treaty covered FSA's U.S. municipal obligation insurance business. Under this treaty in 1999, FSA ceded 6.5% of each covered policy that is classified by FSA as providing U.S. municipal bond insurance as defined by Article 69 of the New York Insurance Law up to a limit of $17.3 million per single risk, which is defined by revenue source. At its option, FSA could have increased, and in certain instances did increase, the ceding percentage to 35%, up to $93.3 million per single risk. These cession percentages under both treaties were reduced on smaller-sized transactions. The combination quota share and aggregate excess-of-loss treaty covers qualifying emerging market collateralized debt obligations. This treaty reinsures (i) on a quota share basis 50% of such transactions insured in 1999 and 2000 and (ii) on an aggregate excess-of-loss basis 90% of FSA's net losses on qualifying transactions in excess of $50.0 million, up to a limit of liability of $200.0 million. The four first-loss treaties applied to qualifying U.S. mortgage-backed, U.S. auto loan-backed, U.S. multifamily housing and collateralized debt obligations. Under the seven automatic facultative facilities in 1999, FSA at their option could allocate up to a specified amount for each reinsurer (ranging from $4.0 million to $100.0 million depending on the reinsurer) for each transaction, subject to limits and exclusions, in exchange for which FSA agreed to cede in the aggregate a specified percentage of gross par insured by FSA. Each of the quota share treaties and automatic facultative facilities allowed FSA to withhold a ceding commission to defray its expenses. FSA also employed non-treaty quota share and first-loss facultative reinsurance on various transactions in 1999.

      Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 1999 were American Reinsurance Company, AXA Re Finance S.A., Capital Reinsurance Company, Employers Reinsurance Company, Enhance Reinsurance Company, Tokio Marine, XL Insurance Ltd, XL Financial Assurance Ltd, and RAM Reinsurance Co. Ltd. In 1999, five reinsurers participated in the asset-backed quota share treaty, four reinsurers participated in the municipal quota share treaty and seven reinsurers participated in the first-loss treaty.

      FSA, FSAIC, FSA Oklahoma and FSA International have entered into a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Prior to November 1, 1998, FSA, FSAIC and FSA Oklahoma shared the net retained risk in proportion to their policyholders' surplus and contingency reserve ("Statutory Capital") as of December 31 of the prior year (with the percentages adjusted commencing April 1 of each year) through September 30, 1996 and each calendar quarter thereafter. Commencing November 1, 1998, FSA Oklahoma ceased to be a party and FSA International became a party to the agreement, with FSA International assuming 20% of the business covered by the agreement during a "ramp-up" period subject to applicable single risk limits. For transactions in the fourth quarter 1999 where FSA International retained 20%, FSA's and FSAIC's shares were 59.16% and 20.84%, respectively. For transactions in the fourth quarter of 1999 where FSA, FSAIC and FSA International shared the risk in proportion to their Statutory Capital, the respective shares were 69.15% for FSA, 24.37% for FSAIC and 6.48% for FSA International. Following the ramp-up period, FSA, FSAIC and FSA International will share in business covered by the agreement approximately in proportion to their Statutory Capital at the end of the prior calendar quarter. FSA-UK and FSA have entered into a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the policyholders' surplus and contingency reserve of FSA-UK to the total policyholders' surplus and contingency reserves of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's loss ratio and expense ratio exceeds 100%. Under this agreement, FSA-UK ceded to FSA approximately 99% of its retention after other reinsurance of its policies issued in 1999.

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

Insurance Regulatory Matters

General

      FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York ("New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact an insurance business. FSAIC and FSA Oklahoma are Oklahoma domiciled insurance companies also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiaries are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 1995 for the period ended December 31, 1994) and other state insurance regulatory authorities.

      FSA International is a Bermuda domiciled insurance company subject to applicable requirements of Bermuda law. FSA International maintains its principal executive offices in Hamilton, Bermuda. FSA International does not intend to transact business or establish a permanent place of business in the United States or Europe. FSA-UK is a United Kingdom domiciled insurance company subject to applicable requirements of English law. FSA-UK maintains its principal executive offices in London, England. Pursuant to European Union Directives, FSA-UK is generally authorized to write business out of its London office in other member countries of the European Union subject to the satisfaction of perfunctory registration requirements.

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

Dividend Restrictions

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends during 1999. Based upon FSA's statutory statements for the quarter ended December 31, 1999, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $82.0 million.

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

Investment Portfolio

      FSA's primary objective in managing its investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. FSA's investment portfolio is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments must be rated at least "single A" at acquisition and the overall portfolio must be rated "double A" on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management shall deem appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. Formerly, the Company and FSA also invested a small portion of their portfolios in equity securities and/or convertible debt securities. In late 1999, the Company disposed of a majority of such investments due in part to adverse credit for such investments under rating agency capital models. The Company has investments in various strategic partners, including XL, XLFA and Fairbanks Capital Holding Corp., which owns a residential mortgage loan servicer. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

      The weighted average maturity of the Company's investment portfolio at December 31, 1999 was approximately 13.8 years. The Company's current investment strategy is to invest in quality readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

      The following tables set forth certain information concerning the investment portfolio of the Company:

                         Investment Portfolio by Rating
                             at December 31, 1999(1)

                                               Percent of
                                               Investment
            Rating                             Portfolio
            -------------------            -------------------
            AAA(2)............                    72.3%
            AA ...............                    18.5
            A  ...............                     8.8
            BBB...............                     0.1
            Other.............                     0.3
                                                 -----
                                                 100.0%
                                                 =====
----------
(1) Ratings are for the long-term fixed income portfolio (98.9% of the entire investment portfolio as of December 31, 1999) and are based on the higher of Moody's or S&P ratings available at December 31, 1999.

(2) Includes U.S. Treasury and agency obligations, which comprised 19.0% of the total portfolio at December 31, 1999.

                             Summary of Investments

                                                                 December 31,
                                 -----------------------------------------------------------------------------
                                           1999                      1998                         1997
                                 ----------------------      ---------------------       ---------------------
                                               Weighted                   Weighted                    Weighted
                                 Amortized      Average       Amortized    Average        Amortized    Average
    Investment Category             Cost        Yield(1)        Cost        Yield(1)        Cost        Yield(1)
    -------------------          ----------     -------       ---------     ------       ----------     -----
                                                             (dollars in thousands)
Long-term investments:
Taxable bonds .............      $  730,562      6.49%       $  613,324      5.96%       $  453,437      6.52%
Tax-exempt bonds ..........       1,189,115      5.54         1,041,718      5.26           777,042      5.58
                                 ----------                  ----------                  ----------
     Total long-term
     investments ..........       1,919,677      5.90         1,655,042      5.51         1,230,479      5.92
Short-term investments(2) .         205,093      5.43            74,675      4.96           110,308      6.22
                                 ----------                  ----------                  ----------
     Total investments(3) .      $2,124,770      5.88%       $1,729,717      5.49%       $1,340,787      5.95%
                                 ==========                  ==========                  ==========

----------
(1)   Yields are stated on a pre-tax basis.

(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $58.7 million, $23.9 million and $22.6 million, respectively.

(3) Excludes stocks at cost of $30.1 million, $64.3 million and $29.4 million, respectively.

                      Investment Portfolio by Security Type

                                                                December 31,
                               ----------------------------------------------------------------------------
                                        1999                        1998                      1997
                               ---------------------      ----------------------     ----------------------
                                             Weighted                   Weighted                  Weighted
                               Amortized     Average       Amortized     Average      Amortized    Average
   Investment Category            Cost        Yield(1)       Cost        Yield(1)       Cost       Yield(1)
   -------------------         ----------    -------      ----------     -------     ----------    -------
                                                          (dollars in thousands)
U.S. government
    securities ..........      $   80,446      5.71%      $  148,669      5.14%      $  122,817      6.20%
Mortgage-backed
    securities ..........         384,349      6.86          266,770      6.54          195,567      6.62
Municipal bonds .........       1,189,115      5.54        1,041,718      5.26          777,042      5.58
Asset-backed securities .          40,787      7.33           33,188      7.07           20,961      6.69
Corporate securities ....         222,703      6.04          164,697      5.34           66,014      5.72
Foreign securities ......           2,277      5.61               --        --           48,078      7.62
                               ----------                 ----------                 ----------
    Total fixed
    maturities ..........       1,919,677      5.90        1,655,042      5.51        1,230,479      5.92
Short-term investments(2)         205,093      5.43           74,675      4.96          110,308      6.22
                               ----------                 ----------                 ----------
    Total investments(3)       $2,124,770      5.88%      $1,729,717      5.49%      $1,340,787      5.95%
                               ==========                 ==========                 ==========

----------
(1)   Yields are stated on a pre-tax basis.

(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $58.7 million, $23.9 million and $22.6 million, respectively.

(3) Excludes stocks at cost of $30.1 million, $64.3 million and $29.4 million, respectively.

                     Distribution of Investments by Maturity

                                                                                  December 31,
                                           ---------------------------------------------------------------------------------------
                                                     1999                             1998                           1997
                                           --------------------------    ----------------------------     ------------------------
                                                           Estimated                        Estimated                    Estimated
                                           Amortized        Market          Amortized        Market         Amortized      Market
   Investment Category                        Cost           Value            Cost            Value           Cost         Value
   -------------------                     ----------      ----------      ----------      ----------      ----------     --------
                                                                                 (in thousands)
Due in one year or less(1)...........       $ 211,175      $  211,115      $   75,677      $   75,681      $  114,317     $  114,315
Due after one year through
    five years ......................         189,461         188,584         137,094         139,642          70,283         70,007
Due after five years
    through ten years ...............         154,121         153,523         225,259         233,080         208,986        208,170
Due after ten years .................       1,144,877       1,089,465         991,729       1,030,156         730,673        766,912
Mortgage-backed securities ..........         384,349         375,460         266,770         270,500         195,567        197,753
Asset-backed securities .............          40,787          39,559          33,188          33,656          20,961         21,309
                                           ----------      ----------      ----------      ----------      ----------     ----------
    Total investments(2) ............      $2,124,770      $2,057,706      $1,729,717      $1,782,715      $1,340,787     $1,378,466
                                           ==========      ==========      ==========      ==========      ==========     ==========

----------
(1) Includes short-term investments in the amount of $205.1 million, $74.7 million and $110.3 million at December 31, 1999, 1998 and 1997, respectively, but excludes cash equivalents of $58.7 million, $23.9 million, and $22.6 million, respectively.

(2) Excludes stocks at cost of $30.1 million, $64.3 million and $29.4 million, respectively.

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                        December 31, 1999
                                              --------------------------------------
                                                            Amortized     Estimated
          Investment Category                 Par Value       Cost      Market Value
          -------------------                 ---------       ----      ------------
                                                        (in thousands)
Pass-through securities--U.S. Government
    agency .............................      $284,671      $281,486      $275,247
CMO's--U.S. Government agency ..........        42,165        42,096        40,450
CMO's--non-agency ......................        60,865        60,767        59,763
                                              --------      --------      --------
    Total mortgage-backed securities ...      $387,701      $384,349      $375,460
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

      At December 31, 1998, the Company held sequential pay CMO tranches and Planned Amortization Classes of CMO's. The CMO's held at December 31, 1999 have stated maturities ranging from 3 to 32 years, and expected average lives ranging from 1 to 28 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 1999, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

Employees

      At December 31, 1999, the Company and its subsidiaries had 237 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Item 2. Properties.

      The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 63,000 square feet of office space, are under lease agreements which expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Information relating to the principal market on which the Company's common stock is tradable, the high and low sales prices per share for each quarterly period for the past two years and the frequency and amount of any cash dividends declared in the past two years is set forth on page 48 of the Company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions." At February 18, 2000, there were approximately 4,600 holders of the Company's Common Stock, which is listed on the New York Stock Exchange.

      During the fourth quarter of 1999, the Company sold 872,509 unregistered shares of Common Stock in reliance upon an exemption from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act. Those unregistered shares were included in the December 1, 1999 sale of shares of the Company's Common Stock to three of the Company's major shareholders, White Mountains, Tokio Marine and XL, as shown in the table below.

                   Number of     Number of
                 Unregistered    Registered    Total Number of
                    Shares         Shares          Shares
                 Purchased in   Purchased in    Purchased in    Aggregate Purchase
 Shareholder     December 1999  December 1999   December 1999         Price
 -----------     -------------  -------------   -------------         -----
White Mountains      172,509        750,000         922,509      $ 50,000,000
Tokio Marine         700,000              0         700,000        37,940,000
XL                         0        461,255         461,255        25,000,000
                     -------      ---------       ---------      ------------
  Total              872,509      1,211,255       2,083,764      $112,940,000

      The purchase price of $54.20 per share represented 97.5% of the average of the high and low sale price of our common stock on the New York Stock Exchange on October 29, 1999, the date on which a Special Committee of the Company's Board of Directors approved the sale as part of a plan to raise approximately $140 million through sales of the Company's Common Stock.

Item 6. Selected Financial Data.

      Selected financial data for the Company and its subsidiaries for each of the last five years is set forth under the caption "Five-Year Financial Summary" on page 16 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 through 44 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 26 through 44 of such Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

      Quantitative and qualitative disclosures about market risks is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Market Risk" on pages 20 and 21 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 25 through 44 of such Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The 1999 Consolidated Financial Statements, together with the Notes thereto and the Report of Independent Accountants thereon, are set forth on pages 25 through 44 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

Directors

      The Company currently has 13 directors, each of whom is standing for reelection at the 2000 Annual Meeting of Shareholders of the Company. The name, age, positions and offices with the Company, if any, period of service as a director of the Company, five-year employment history and other directorships, if any, of publicly held corporations currently held by such person, for each director are set forth below. There are no arrangements or understandings between any such director and any other person pursuant to which he was or is to be selected as a director or a nominee for director.

Terry L. Baxter
  Age 54  ............   Director of the Company since August 1999. Mr. Baxter
                         served as Executive Vice President of White Mountains
                         Insurance Group, Ltd. ("White Mountains") from 1999 until February 2000 and as President of White Mountains
                         Holdings, Inc., a subsidiary of White Mountains
                         ("WMH"), from 1997 to 1999. Mr. Baxter was Chairman of the Board of Source One Services Corporation, a subsidiary of White Mountains presently known as White
                         Mountains Services Corporation ("Source One"), from
                         1996 until 1997. He was the Managing Director of the National Transportation Safety Board from 1990 to 1993, and before that served as Assistant Director of the United States Office of Management and Budget (OMB) and
                         Vice President of GEICO. He is a director of Folksamerica Reinsurance Holdings, Inc., and Main
                         Street America Holdings, Inc.

Robert P. Cochran
  Age 50  ............   Chairman of the Board of Directors of the Company since
                         November 1997, and Chief Executive Officer and a
                         Director of the Company since August 1990. Mr. Cochran served as President of the Company and FSA from August
                         1990 until November 1997. He has been Chief Executive
                         Officer of FSA since August 1990, Chairman of FSA since
                         July 1994, and a director of FSA since July 1988. Prior to joining the Company in 1985, Mr. Cochran was managing partner of the Washington, D.C. office of the Kutak Rock law firm. Mr. Cochran is Chairman of the Association of Financial Guaranty Insurors, as well as a director of XL Financial Assurance Ltd, White
                         Mountains and WMH.

Robert N. Downey
  Age 64  ............   Director of the Company since August 1994. Mr. Downey
                         has been a senior director of Goldman Sachs & Co. since
                         1999. He was a limited partner since 1990, and a general partner from 1976 until 1990, of Goldman, Sachs
                         & Co. At Goldman, Sachs & Co., Mr. Downey served as head of the Municipal Bond Department and Vice Chairman of the Fixed Income Division. Mr. Downey was a Director of the Securities Industry Association from 1987 through 1991 and served as its Chairman in 1990 and Vice Chairman in 1988 and 1989. He was also formerly
                         Chairman of the Municipal Securities Division of the Public Securities Association (known today as the Bond
                         Market Association) and Vice Chairman of the Municipal
                         Securities Rulemaking Board.


 Anthony M. Frank
 Age 68...............   Director of the Company since February 1996. Mr. Frank
                         was a director of Capital Guaranty Corporation, which the Company acquired in December 1995 ("CGC"), from February 1994 until December 1995. He has been Chairman and Founding Chairman of Belvedere Capital Partners,
                         General Partner of the California Community Financial
                         Institutions Fund, since 1994. He was Postmaster
                         General of the United States from 1988 to 1992 and served as Chairman and Chief Executive Officer of First
                         Nationwide Bank from 1971 to 1988. Mr. Frank is a director of Charles Schwab Inc.; Bedford Properties
                         Inc.; Irvine Apartment Communities, Inc.;

                         General American Investors, Inc.; Temple-Inland, Inc.; Crescent Real Estate Equities; Cotelligent Group, Inc.; and MDC Communications, Inc.

Fudeji Hama
  Age 51  ............   Director of the Company since August 1998. Mr. Hama has
                         been General Manager of the Financial Services
                         Department of Tokio Marine and Director of First
                         Chicago Tokio Marine Financial Products Ltd. since
                         1998. He previously served Tokio Marine as Deputy
                         General Manager of its Financial Planning Department and Deputy General Manager of its Production
                         Department. Mr. Hama was Executive Vice President and
                         Chief Operating Officer of Tokio Marine MC Asset
                         Management Co., Ltd. from 1995 to 1998.

K. Thomas Kemp
  Age 59  ............   Director of the Company since August 1994. Mr. Kemp has
                         served as Deputy Chairman of White Mountains since
                         February 2000. He served as President and Chief
                         Executive Officer of White Mountains from October 1997 until February 2000, and has served in other executive capacities with White Mountains and WMH since 1991. Mr.
                         Kemp was Vice President of Fireman's Fund Insurance
                         Company from 1990 to January 1991. Prior to joining
                         Fireman's Fund, Mr. Kemp was President of Resolute
                         Reinsurance Company. Mr. Kemp is a director of White
                         Mountains; Folksamerica Reinsurance Holdings, Inc.;
                         Eldorado Bancshares, Inc.; and Amlin plc.

David O. Maxwell
  Age 69  ............   Director of the Company since August 1994. Mr. Maxwell
                         was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a director of Potomac Electric Power Company (PEPCO), and a member of the advisory boards of Corporate
                         Partners, L.P., Centre Partners II, L.P. and Centre
                         Partners III, L.P.

Sean W. McCarthy
  Age 41  ............   Director of the Company since February 1999. Mr.
                         McCarthy has been Executive Vice President of the Company and Chief Operating Officer of FSA since
                         November 1997. He has been a Managing Director of FSA since March 1989, head of its Financial Guaranty
                         Department since April 1993, Executive Vice President of FSA since October 1999 and a director of FSA since
                         September 1993. Prior to joining FSA in 1988, Mr.
                         McCarthy was a Vice President of PaineWebber
                         Incorporated.

James M. Osterhoff
  Age 63  ............   Director of the Company since April 1992. Mr. Osterhoff
                         was Executive Vice President and Chief Financial
                         Officer of U S WEST, Inc. (now known as MediaOne Group,
                         Inc.) from December 1991 until his retirement in September 1995. Prior to joining U S WEST, Inc., he was
                         Vice President--Finance and Chief Financial Officer of
                         Digital Equipment Corp., a computer manufacturer. Mr.
                         Osterhoff is a director of GenCorp.

James H. Ozanne
  Age 56..............   Vice Chairman of the Board of Directors since February
                         1998 and a Director of the Company since January 1990.
                         Mr. Ozanne is Chairman of Greenrange Partners. He was
                         Chairman of Source One from March 1997 to May 1999,
                         Vice Chairman of Source One from August 1996 until
                         March 1997, and a director of Source One from August
                         1996 to May 1999. He was President of Fund American
                         Enterprises, Inc. from March 1997 until December 1999.
                         He was Chairman and Director of Nations Financial
                         Holdings Corporation from January 1994 to January 1996.
                         He was President and Chief Executive Officer of U S
                         WEST Capital Corporation ("USWCC"; now known as
                         MediaOne Capital Corporation) from September 1989 until
                         December 1993. Prior to joining USWCC, Mr. Ozanne was
                         Executive Vice President of General Electric Capital
                         Corporation. He is a director of Basis 100 Inc.

Richard A. Post
  Age 41  ............   Director of the Company since April 1994. Mr. Post has
                         been Executive Vice President of MediaOne Group, Inc.
                         ("MediaOne") since June 1998, Chief Financial Officer of MediaOne since January 1997 and President of MOCC since August 1993. Mr. Post had previously served U S
                         WEST in a number of other positions, and has been a director of a number of MediaOne-affiliated companies.

Roger K. Taylor
  Age 48  ............   Director of the Company since February 1995. Mr. Taylor
                         has been President of the Company since November 1997, and Chief Operating Officer of the Company since May
                         1993. Mr. Taylor joined FSA in January 1990, and has served FSA as its President since November 1997, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice President of Financial Guaranty
                         Insurance Company, a financial guaranty insurer. Mr.
                         Taylor is a director of Fairbanks Capital Holding Corp.
                         and Preferred Mortgages Limited.

Howard M. Zelikow
  Age 65 .............   Director of the Company since February 1996. Mr.
                         Zelikow was a director of CGC from February 1994 until December 1995. Mr. Zelikow has been a member of Kayne
                         Anderson Investment Management, Inc., an investment management company, since 1988. Mr. Zelikow was Chief
                         Financial Officer and Executive Vice President of The
                         Progressive Corporation from 1976 to 1987. Mr. Zelikow is a director of The Right Start, Inc.; The Navigators
                         Group, Inc.; and Queensway Financial Holdings Limited.

Executive Officers

      In addition to Messrs. Cochran, McCarthy and Taylor (who are described in this Item 10 above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers include the permanent members of the Company's Management Committee and Mr. Joseph, who is the Company's principal accounting officer.

      Name               Age                    Position
--------------------------------------------------------------------------------
Russell B. Brewer II     43   Managing Director, Chief Underwriting Officer and
                              Director of FSA
John A. Harrison         56   Managing Director and Chief Financial Officer of
                              the Company and FSA; Director of FSA
Jeffrey S. Joseph        41   Managing Director and Controller of the Company
                              and FSA
Bruce E. Stern           46   Managing Director, General Counsel and Secretary
                              of the Company and FSA; Director of FSA

      The present principal occupation and five-year employment history of each of the above-named executive officers of the Company, as well as other directorships of publicly held corporations currently held by each such person, are set forth below:

      Mr. Brewer has been a Managing Director of FSA since March 1989 and the Chief Underwriting Officer of FSA since September 1990. He has been a director of FSA since September 1993. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of FSA. Prior to joining FSA in 1986, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

      Mr. Harrison has been a Managing Director and the Chief Financial Officer of FSA since August 1991 and the Chief Financial Officer of the Company since February 1993. He has been a director of FSA since September 1993. From April 1987 through August 1991, Mr. Harrison was Chief Financial Officer of Citibank, N.A. -- U.S. Consumer Banking Group, and prior thereto was Managing Director, Real Estate Finance Group, of Merrill Lynch & Co. Inc. Mr. Harrison has been a director of Fairbanks Capital Holding Corp. and affiliated entities since December 1998.

      Mr. Joseph has been a Managing Director of the Company and FSA since December 1993 and the Controller of FSA since February 1992 and of the Company since April 1993. Prior to joining FSA in 1992, he was Vice President and Controller of Capital Markets Assurance Corporation, a financial guaranty insurer.

      Mr. Stern has been a Managing Director, the Secretary and the General Counsel of the Company since April 1993. Since April 1993, he has been the Secretary of FSA, and since March 1989, he has been a Managing Director of FSA. He has been a director of FSA since August 1990. Prior to joining FSA as General Counsel in 1987, Mr. Stern was an attorney with Cravath, Swaine & Moore.

Section 16(a) Beneficial Ownership Reporting Compliance

      Each director and executive officer of the Company, and each beneficial owner of more than 10% of the Common Stock and Preferred Stock of the Company, is required under Section 16 of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission, the New York Stock Exchange (the "NYSE") and the Company, by a specified date, all transactions in the Company's equity securities. Based solely upon a review of the reports furnished to it pursuant to Section 16, the Company believes that all of its directors, executive officers and greater than 10% equity security holders complied with the filing requirements applicable to them with respect to transactions occurring during 1999.

Item 11. Executive Compensation.

Summary Compensation Table

      The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997.

                                                                                       Long-Term
                                                 Annual Compensation                Compensation(1)
                                        --------------------------------------      ---------------
Name and Principal                                              Other Annual      LTIP        All Other
Position                      Year      Salary       Bonus     Compensation(2)  Payouts(3)  Compensation(4)
--------                      ----      ------       -----     ---------------  ----------  ---------------
Robert P. Cochran             1999     $470,000     $ 69,402     $2,153,645     $5,897,323     $133,823
Chairman of the Board and     1998      440,000      560,000      1,164,706      4,737,911      113,834
  Chief Executive Officer     1997      440,000      560,000        870,610      2,958,727      107,827

Roger Taylor                  1999      310,000      413,617      1,395,745      4,106,640      116,609
  President and               1998      290,000      710,000        694,118      2,979,302      103,326
  Chief Operating Officer     1997      290,000      710,000        341,185      1,729,575       97,900

Sean W. McCarthy              1999      250,000      618,828      1,154,320      3,570,905      119,309
  Executive Vice              1998      235,000      875,000        264,706      2,475,950      102,715
  President                   1997      235,000      700,000        235,300      1,201,983       81,156

Bruce E. Stern                1999      215,000      300,000        352,941      1,816,906       54,429
  Managing Director,          1998      200,000      365,000         88,235      1,316,755       46,694
  General                     1997      200,000      272,500         67,649        824,910       46,299
  Counsel and Secretary

Russell B. Brewer II          1999      215,000      475,000        147,059      1,821,194       51,404
  Managing Director and       1998      200,000      365,000         88,235      1,308,949       49,844
  Chief Underwriting          1997      200,000      280,000         70,590        804,971       49,505
  Officer

(1) No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2) Figures represent the value of phantom stock granted as "equity bonus" awards under the Company's 1993 Equity Participation Plan, as amended, and deferred for a minimum of five years. Payment following the deferral period will be in cash or Common Stock, at the Company's option.

(3) Payouts were made to or deferred by each named executive in January 2000 with respect to performance shares for the three-year performance cycle ending December 31, 1999. Payouts were made in shares of Common Stock or cash. For purposes of this table, shares of Common Stock are valued for 1999, 1998 and 1997 at $49.1875, $53.625 and $46.0625
      per share, respectively, the New York Stock Exchange closing price per share on the day preceding approval of the payout by the Human Resources Committee of the Board of Directors and the per share value employed for those receiving cash payments.

(4) All Other Compensation includes contributions by the Company to a defined contribution pension plan ("Pension Plan") and supplemental executive retirement plan ("SERP") as follows:

--------------------------------------------------------------------------------------------
    Officer                      1999                   1998                    1997
--------------------------------------------------------------------------------------------
                      Pension Plan     SERP   Pension Plan     SERP   Pension Plan       SERP
--------------------------------------------------------------------------------------------
Robert P. Cochran        $14,400     $75,600     $14,400     $75,735     $14,400     $75,600
--------------------------------------------------------------------------------------------
Roger K. Taylor           14,400      75,600      14,400      75,600      14,400      76,950
--------------------------------------------------------------------------------------------
Sean W. McCarthy          14,400      75,600      14,400      75,600      14,400      53,100
--------------------------------------------------------------------------------------------
Bruce E. Stern            14,400      33,300      14,400      30,600      14,400      30,600
--------------------------------------------------------------------------------------------
Russell B. Brewer II      14,400      34,200      14,400      33,750      14,400      33,750
--------------------------------------------------------------------------------------------

      All Other Compensation also includes amounts paid by the Company to gross up employees for medicare tax paid in respect of equity bonus awards. In addition, the figure included in this column for Mr. McCarthy includes $5,820.27 for 1999, $7,329 for 1998 and $8,838 for 1997, representing the benefit conveyed to him under a loan provided to him by the Company at a below market interest rate in connection with his relocation to New York. See "Executive Compensation -- Other Relationships" in this Item 11 below.

Employment Agreements and Arrangements; Change in Control Provisions

      The Company does not currently have employment agreements with any of its executive officers. If the Company terminates any of the named executive officers without cause, Messrs. Cochran and Taylor would be entitled to 18 months of compensation and Messrs. McCarthy, Stern and Brewer would be entitled to 12 months of compensation, in each case based upon current compensation (or, in certain events, prior compensation if higher) in accordance with the Company's severance policy.

      The Company's 1993 Equity Participation Plan, as amended (the "Equity Plan"), provides for accelerated vesting and payment of equity bonus shares, performance shares and stock options awarded thereunder upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plan. Each of the named executive officers holds equity bonus shares and performance shares awarded under the Equity Plan.

Other Relationships

      In February 1992, the Company provided a loan to Mr. McCarthy in connection with his relocation to New York City. Mr. McCarthy is the Executive Vice President and a director of the Company, and Executive Vice President and Chief Operating Officer of FSA. The loan was amended in December 1993 to allow for the repayment of the remaining principal balance over a ten-year period in equal installments of $36,282 at an interest rate of 5.20% per annum. At December 31, 1999, the outstanding principal balance was $145,131.

Forward Shares

      The Company is party to forward arrangements with several financial institutions. The Company entered into the first forward arrangement in May 1996, and additional forward arrangements in December 1999. The financial institution counterparties to the forward arrangements are generally obligated to hold shares of the Company's Common Stock ("Forward Shares") for a five-year term. Under the forward arrangements, the Company has the obligation before the end of the term to either (a) purchase the Forward Shares from the counterparties for a specified price per share (the "Purchase Price") plus carrying costs (less dividends paid on the Common Stock) or (b) direct the counterparties to sell the Forward Shares, receiving any excess of the sale proceeds over the Purchase Price (or making up any shortfall) in cash or additional shares, at its option. The Purchase Price is $26.50 and $53.50 under the 1996 and 1999 forward arrangements, respectively.

      At the time the Company entered into each forward arrangement, it made the economic benefits of the forward shares available under a subscription program to the Company's management and directors, who have parallel investments in phantom Forward Shares under the Company's Deferred Compensation Plan or SERP. All 750,000 shares covered by the 1999 program were made available under the subscription program, and continue to be outstanding. Of the initial 1,750,000 shares covered by the 1996 program, 750,000 were made available under the subscription program. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding forward share position with the counterparties. As a result of the repurchase of Forward Shares from management and directors participating in the 1996 forward share subscription program, 33,078 shares were held for the benefit of the Company and 529,122 shares continued to be held for the benefit of the participants on December 31, 1999.

Performance Shares

      Performance shares are awarded under the Equity Plan. The Equity Plan authorizes the discretionary grant of performance shares by the committee administering the Equity Plan (the Human Resources Committee) to key employees of the Company and its subsidiaries. Each performance share potentially represents the economic value of up to two shares of Common Stock, and not just appreciation, as is the case with a stock option. The number of shares of Common Stock actually earned for each performance share depends upon the attainment by the Company and its subsidiaries (on a consolidated basis) of "performance objectives" during the time period specified by the Committee at the time an award of performance shares is made.

      The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 1999 (which awards were made in January 2000), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and stock price appreciation.

                  LONG-TERM INCENTIVE PLANS - AWARDS IN 1999(1)

                                                          Estimated Future Payouts(3)
                                                       -------------------------------
                            Performance  Performance   Threshold   Target      Maximum
                            Shares       Period Until  (no. of     (no. of     (no. of
   Name                     Granted      Payout         shares)    shares)     shares)
   ----                     -------      ------         -------    -------     -------
Robert P. Cochran ......... 70,000       (2)            0          70,000      140,000
Roger K. Taylor ........... 50,000       (2)            0          50,000      100,000
Sean W. McCarthy .......... 50,000       (2)            0          50,000      100,000
Bruce E. Stern ............ 15,000       (2)            0          15,000       30,000
Russell B. Brewer II ...... 15,000       (2)            0          15,000       30,000

(1) These performance shares were awarded under the Equity Plan in January 2000 for the year ended December 31, 1999. The table excludes performance shares awarded in January 1999 for the year ended December 31, 1998, which are set forth in a table in the Company's proxy statement dated March 26, 1999, for the Company's 1999 Annual Meeting of Shareholders.

(2) One-third of each award relates to the three-year performance cycle ending December 31, 2002; and two-thirds of each award relates to the three-year performance cycle ending December 31, 2003. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

(3) The actual dollar value received by a holder of performance shares, in general, varies in accordance with the annual rate of growth in adjusted book value per share ("ROE") of Common Stock during an applicable "performance cycle" and the market price of Common Stock at the time of payout of such performance shares. At the election of the holder at the time of the award, ROE may be determined including or excluding realized and unrealized gains and losses in the Company's investment portfolio. With respect to the performance shares described in the table above, if ROE is 7% or less per annum for any performance cycle, no shares of Common Stock will be earned for the performance cycle; if ROE is 13% per annum for any performance cycle, a number of shares of Common Stock equal to 100% of the number of performance shares will be earned for that performance cycle; and if ROE is 19% per annum or higher for any performance cycle, a number of shares of Common Stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. Recipients of performance share awards may elect to receive cash in lieu of shares of Common Stock in an amount equal to the product of (i) the number of shares of Common Stock that would be distributed absent an election to receive cash, multiplied by (ii) the New York Stock Exchange closing price per share of Common Stock on the trading day prior to the date that the Human Resources Committee approves the payout percentage for the applicable performance cycle. However, notwithstanding an election to receive cash, the Company may deliver shares of Common Stock if available under the Equity Plan.

--------------------------------------------------------------------------------

                                    Report of
             The Human Resources Committee of The Board of Directors
                  of Financial Security Assurance Holdings Ltd.

                                                               February 17, 2000

      The Human Resources Committee of the Board of Directors (the "Committee") determines the compensation of the Chief Executive Officer, the Chief Operating Officer and the Executive Vice President of the Company, and reviews and approves management's compensation recommendations for other employees of the Company. The Committee is comprised entirely of independent directors.

      Compensation of executive officers of the Company is comprised primarily of salary, cash bonus, equity bonus awards and performance share awards, as well as employee benefits such as retirement and health benefits. The Committee adheres to a compensation philosophy aimed at aligning the interests of management with those of the owners, reflected by an emphasis on equity-based rather than cash-based compensation.

      In 1999, the Committee engaged Johnson Associates, Inc., professional compensation consultants, to review the market compensation environment and to evaluate the Company's performance share strategy. Johnson Associates, Inc. prepared a report reviewed by the Committee in November 1999. The report was intended as a background for review prior to approval of 1999 bonuses, 2000 salaries and 2000 performance share awards under the Company's 1993 Equity Participation Plan (the "Equity Plan") at the Committee's January 2000 meeting. On the subject of cash compensation, the report concluded, among other things, that:

      o the Company expected strong results and an increased bonus pool based on agreed upon performance measures,

      o 1999 compensation levels for the financial services industry were expected to surpass 1998's high levels due to strong industry performance, and

      o the Company needed to address competitive alternatives available to key professionals.

On the subject of the Company's performance share strategy, the report concluded, among other things, that:

      o management's performance share strategy appeared to be thoughtful and directionally appropriate given market factors,

      o the proposed strategy is competitive at the 75th percentile of market comparables and continues to make up a significant portion of the Company's executive compensation,

      o the approach to performance share awards helps to maintain competitive long-term compensation delivery and significant ownership/at-risk compensation, and

      o overall, the philosophy and structure of the Equity Plan continues to be competitive and effective for motivating and retaining the Company's senior professionals.

The report reinforced the Committee's belief that its compensation philosophy and practices were accomplishing the results intended by the Committee, on both an absolute and comparative basis.

      Salaries. Generally, salaries of executive officers are reviewed by the Committee every other year. Salaries of the five most highly compensated executive officers were last reviewed for 1999 and, accordingly, were not reviewed again for 2000 and thus remained unchanged from the prior year. The Company, like other participants in the financial services sector, allocates most of executive officer compensation to year-end bonuses rather than

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

salaries, with annual bonuses (including equity bonuses) exceeding annual salaries for each of the five most highly compensated executive officers of the Company.

      Cash Bonuses. At its February 1999 meeting, the Committee determined the guidelines to be applied in determining the potential 1999 bonus pool available for Company employees. The Committee, however, retained discretion regarding the size of the actual 1999 bonus pool and the allocation of bonus amounts to particular employees.

      As in the prior year, the Committee established a target bonus pool equal to approximately 7% of the after tax growth in adjusted book value ("ABV") for the year, subject to adjustment based upon the quality of return of capital deployed. Growth in ABV was determined after all operating expenses, including the cost of the bonus pool itself. The quality of return adjustment was intended to motivate management to use the Company's capital prudently in building adjusted book value per share. Under this guideline, the bonus pool would be unchanged so long as transactions insured by the Company's subsidiaries had a weighted average return on equity under the Company's return on equity model ("Transaction ROE") equal to a specified target Transaction ROE (the "Target ROE"), provided that a Transaction ROE 2% or more above such target would result in a 2% increase in ABV per share, while a Transaction ROE 2% or more below such target would result in a 2% decrease in ABV per share, with Transaction ROE's within such range interpolated on a straight-line basis.

      The effect of the 1999 target bonus pool was to require a substantial increase in ABV growth and/or Transaction ROE from prior year performance to maintain the bonus pool at the level paid in the prior year. If the Company performed in accordance with its 1999 financial plan at the Target ROE, then the bonus pool for 1999 would have been approximately $18 million. A 1999 bonus pool of $18 million would have been less than the actual 1998 bonus pool accrual of $24 million, of which approximately $22 million was distributed. In establishing these guidelines, the Committee recognized that non-distributed bonus pool amounts from prior years may be carried over into future years. The Committee also recognized that compensation matters in connection with new ventures would be arranged outside the bonus pool, and that adjustments to the target bonus pool may be recommended by management, subject to approval of the Committee, to reflect changes in circumstances. No such arrangements or adjustments were implemented in 1999.

      The Company experienced record PV premium growth in 1999, coupled with record Transaction ROE, resulting in a 1999 bonus pool of approximately $30.4 million under the guidelines described above. Of this amount, approximately $27 million was paid for 1999, with the balance carried over into future years. By comparison, the actual bonus pool for 1998 was approximately $24 million, of which approximately $22 million was distributed, with the balance carried over to the subsequent year. The 1999 bonus (including equity bonus) for the Chief Executive Officer increased approximately 27% from 1998. The Committee found this bonus amount to be warranted in view of the record level of premium production at well above the Target ROE and other accomplishments which contributed substantially to shareholder value in 1999.

      Equity Bonuses. 1999 was the sixth year that bonuses were paid part in cash and part as equity bonus awards under the Equity Plan. Equity bonuses represent "phantom shares" of the Company's common stock. Each bonus is determined as discussed above under the caption "Cash Bonuses", and a specified percentage of such bonus is paid in the form of an equity bonus in lieu of cash. Equity bonus awards are deemed invested in the Company's common stock at 85% of fair market value, and payment of such awards is deferred for a minimum of five years. For 1999, as in the prior year, each employee had the option, exercisable approximately six months prior to year-end, to increase his or her equity bonus percentage to up to 50% of his or her total bonus, subject to Committee approval. The Committee also determined that bonuses to executive officers would be paid as equity bonuses to the extent that such bonuses, if paid in cash, would result in the loss of a material federal income tax deduction under
Section 162(m) of the Internal Revenue Code of 1986. The Equity Plan also provides for mandatory deferral of equity bonus award payouts to the extent that such payouts, if made, would not be deductible by the Company due to the limitation imposed by Section 162(m). The amount of the Chief Executive Officer's bonus paid in the form of an equity bonus for 1999 was $1,830,598, representing approximately 96% of his total bonus.

      The minimum equity bonus percentages employed in 1999 (unchanged from 1998) are set forth below:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                Equity Bonus Award as a Percentage of Total Bonus

       Total Bonus                      Marginal Rate
       -----------                      -------------
    $0 to $50,000                       10% (optional for bonuses below $50,000)
    $50,001 to $150,000                 15%
    $150,001 to $300,000                20%
    Over $300,000                       25%

      Performance Shares. The Equity Plan provides for the award of performance shares. Each performance share represents a right to receive up to two shares of the Company's common stock, with the actual number of common shares receivable determined on the basis of the increase in adjusted book value per share over a specified performance cycle. The performance shares were designed to provide less compensation to participants than stock options if the Company performs poorly and more compensation to participants if the Company performs well. In particular, the performance shares were designed to have no value if the Company fails to generate a return on equity in excess of 7%, which at the time was a proxy for the risk-free yield on treasury securities. Holders of performance shares are entitled at the time of grant to elect to have their performance shares valued at the time of payout either including or excluding realized and unrealized gains and losses on the Company's investment portfolio. The Committee's approach generally has been to refrain from awarding performance shares to the same individuals in successive years. 2000 performance share awards were allocated 1/3 to a 2000/2001/2002 performance cycle and 2/3 to a 2001/2002/2003 performance cycle. The Company has implemented a program of share purchases through a "rabbi trust" for the purpose of funding in advance its obligations in respect of outstanding performance shares. The Chief Executive Officer, who last received an award of performance shares in January 1998, received an award of 70,000 performance shares in January 2000. In January 2000, the Committee also approved performance share payouts for the three-year performance share award cycle ended December 31, 1999 based upon growth in ABV per share during the cycle. The Committee determined that each performance share for such award cycle was equal to 153.36% (including portfolio gains and losses) or 169.65% (excluding portfolio gains and losses) of a common share of the Company. Performance shares were paid in Company common shares or cash, or such amounts were deferred, in accordance with the provisions of the Equity Plan and the Company's Deferred Compensation Plan.

      Stock Ownership Guidelines. The Committee has implemented stock ownership guidelines for senior executives, including the five most highly compensated executive officers, of the Company. The guidelines establish share ownership objectives for senior executives, with the expectation that senior executives would retain at least 50% of the net after-tax shares from Company compensation plans until the objective has been met (absent any hardship situation). The share ownership objective calls for ownership of Company shares having a market value, (i) in the case of the Chief Executive Officer and Chief Operating Officer, equal to the sum of three times annual compensation up to $500,000 and four times additional compensation and (ii) in the case of other senior executives, equal to the sum of two times annual compensation up to $300,000 and three times additional compensation. For purposes of the guidelines, share ownership (i) includes common stock owned, vested equity bonus shares, and common stock deferred and phantom common stock investments under the Company's benefit plans and (ii) excludes outstanding performance shares or stock options.

      The Committee reviewed compliance with Section 162(m) of the Internal Revenue Code of 1986, relating to the deductibility of compensation paid to the Chief Executive Officer and the other most highly compensated officers of the Company. Performance share awards under the Equity Plan were designed, on advice of counsel, to comply with the requirements of Section 162(m). Given the Committee's intention to continue employment of deferred equity bonus awards in lieu of a portion of cash bonuses in determining 2000 compensation for the Company's senior management or to develop an alternative approach to maintain the availability of federal income tax deductions for executive compensation, the Committee has determined that it is unlikely that the Company will pay compensation in 2000 that would result in the loss of any material federal income tax deduction under Section 162(m) and has not recommended that any other action be taken as a consequence of such provision.

                                            Human Resources Committee
                                            K. Thomas Kemp (Chairperson)
                                            Robert N. Downey
                                            David O. Maxwell
                                            James H. Ozanne

--------------------------------------------------------------------------------

Stock Price Performance

      The following graph compares the cumulative total return for an investment of $100 on May 6, 1994 (the effective date of registration of the Company's Common Stock) through December 31, 1999 in (i) the Company's Common Stock, (ii) Standard & Poor's 500 Composite Index and (iii) the NYSE Financials Index. The graph assumes that all dividends were reinvested (except for NYSE Financials Index).

              Cumulative Total Return on Common stock compared to
        Standard & Poor's 500 Composite Index and NYSE Financials Index
                       (May 6, 1994 to December 31, 1999)

 [The following was depicted as a line graph in the original printed material.]

                              [PERFORMANCE GRAPH]

        Dec-94  Dec-95  Dec-96  Dec-97  Dec-98  Dec-99
FSA     104.49  126.09  167.86  237.34  282.2   271.85
S&P     104.59  145.35  180.72  227.58  303.37  358.98
NYSE     93.73  132.74  171.24  229.03  249.61  239.15

Compensation Committee Interlocks and Insider Participation

      The Human Resources Committee consisted of Messrs. Kemp, Downey, Maxwell and Ozanne throughout 1999. None of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Kemp is Deputy Chairman of White Mountains, and was President and Chief Executive Officer of White Mountains and Chairman and Chief Executive Officer of WMH during 1999. Mr. Cochran, Chairman and Chief Executive Officer of the Company, is a director of White Mountains and WMH, and a member of the compensation committee of White Mountains. Mr. Taylor, President and Chief Operating Officer of the Company, was a director and member of the compensation committee of Source One, a subsidiary of White Mountains, until May 1999. Mr. Ozanne was Chairman of Source One until May 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

      The following table sets forth certain information regarding actual, beneficial and voting ownership of the Company's equity at February 10, 2000 as to each person known by the Company to beneficially own, within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), 5% or more of the outstanding shares of the Common Stock or Preferred Stock.

                                                            Number of Shares Owned(1)
                                                            -------------------------
5% Shareholders                                          Actual                 Beneficial(2)        Voting
---------------                                          ------                 -------------        Power
                                                 Number         Percent(3)  Number     Percent(3)  Percent(4)
                                                 ------         ----------  ------     ----------  ----------
White Mountains Insurance Group, Ltd. .......   6,943,316         20.7%    8,943,316      25.2%       25.2%
    80 South Main Street
    Hanover, NH 03755(2)

The Tokio Marine and Fire Insurance Co., Ltd.   2,629,000          7.8%    2,629,000       7.8%        7.4%
    2-1, Marunouchi 1-Chome
    Chiyoda-ku, Tokyo 100 Japan

XL Capital Ltd ..............................   2,555,133          7.6%    2,555,133       7.6%        7.2%
    Cumberland House
    1 Victoria Street
    Hamilton HM11 Bermuda D2(5)

MediaOne Capital Corporation ................   1,721,199          5.1%    1,721,199       5.1%        4.8%
    c/o MediaOne Group
    188 Inverness Drive West
    Englewood, CO 80112(1)

(1) Number of shares owned is based on Schedules 13D or 13G filed by such entities with the Securities and Exchange Commission (the "SEC"), except for MOCC, which confirmed to us on March 1, 2000, that it owns the number of shares set forth in the table.

(2) A person is deemed to have "beneficial ownership" as of a given date of any shares which such person has the right to acquire within 60 days after such date or over which such person has voting or investment power. In computing the percentage of outstanding shares beneficially held by each shareholder listed above, any share of Common Stock which such shareholder beneficially owns is deemed to be outstanding for such shareholder, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other shareholder unless such share is actually outstanding. The only shareholder listed above which is deemed to have beneficial ownership of shares of Common Stock not actually owned by such shareholder is White Mountains. On February 10, 2000, White Mountains or its subsidiaries owned (subject to anti-dilutive adjustment) 2,000,000 shares of Preferred Stock, constituting all the outstanding Preferred Stock, which are convertible into an equal number of shares of Common Stock at the conversion price of $29.65 per share. Please see Note (3) below for additional information regarding shares beneficially owned by White Mountains.

(3) Ownership percentages are calculated based on 33,517,995 shares of Common Stock outstanding at February 10, 2000, which (a) includes 511,031 shares purchased by a "rabbi trust" for purposes of funding in advance the Company's obligations with respect to its 1993 Equity Participation Plan, as amended, and excludes 158,306 shares of treasury stock and (b) excludes 2,000,000 shares of Preferred Stock outstanding at February 10, 2000, except that such Preferred Stock is included for determining the beneficial ownership and voting power percentages of White Mountains (which holds such Preferred Stock).

(4) Voting power percentages are calculated based on 35,517,995 shares of Common Stock outstanding at February 10, 2000, which (a) includes 511,031 shares purchased by a "rabbi trust" for purposes of funding in advance the Company's obligations with respect to its 1993 Equity Participation Plan, as amended, and excludes 158,306 shares of treasury stock and (b) includes 2,000,000 shares of Preferred Stock outstanding at February 10, 2000.

(5) According to the amended Schedule 13G filed on January 24, 2000, by XL with the SEC, the shares beneficially owned by XL are held by a Cayman Islands affiliate of XL and were not acquired and are not held for the purpose or effect of changing or influencing control of the Company.

Directors and Executive Officers

      The following table sets forth certain information regarding beneficial ownership of the Company's equity at February 10, 2000 for (a) each director and nominee for director of the Company, (b) each executive officer named under "Executive Compensation -- Summary Compensation Table" and (c) all such executive officers and directors of the Company as a group. The table also provides information regarding economic ownership. Voting power is less than 1% of voting shares outstanding for each executive officer and director listed, individually and as a group.

                                             Number of Shares Owned
                                    --------------------------------------------
                                                                    Percent of
                                                                    Economic
Directors and Executive Officers    Beneficial(1)   Economic(2)     Ownership(3)
--------------------------------    -------------   -----------     ------------
Terry L. Baxter (4) .............       1,000        21,397               *
Robert P. Cochran (2) ...........     145,225       789,286             2.2%
Robert N. Downey ................      75,000       114,079               *
Anthony M. Frank ................       2,671        39,918               *
Fudeji Hama .....................          --            --               *
K. Thomas Kemp (4) ..............       1,600        41,124               *
David O. Maxwell ................         783        35,783               *
Sean W. McCarthy ................      67,284       363,819             1.0%
James M. Osterhoff ..............       1,000        39,474               *
James H. Ozanne .................      15,800        58,715               *
Richard A. Post .................         200        38,945               *
Roger K. Taylor .................      30,520       496,361             1.4%
Howard M. Zelikow ...............       5,037        40,037               *
Russell B. Brewer II ............       8,601       118,180               *
Bruce E. Stern (1) ..............       6,114       128,167               *
All executive officers and
directors as a group (17 persons)     411,490     2,472,334             6.6%

* denotes less than 1%

(1) All beneficially owned shares are actually outstanding and directly owned by the listed directors and executive officers, except that (a) with respect to Mr. Cochran, 3,675 shares are held in trust for the benefit of his children, and (b) with respect to Mr. Stern, all shares are held in trust for the benefit of his children. At February 10, 2000, shares actually and beneficially owned represented less than 1% of total shares of Common Stock outstanding for each executive officer and director listed individually, and as a group represented approximately 1.2% of total shares of Common Stock outstanding.

(2) Shares economically owned by directors and executive officers include (a) vested and unvested performance shares with each performance share treated as one share of Common Stock, (b) equity bonus shares, (c) deemed investments in Common Stock under the Company's plans ("Phantom Shares") and (d) deemed investments in "Forward Shares" (defined below under "Executive Compensation - Forward Shares"). Phantom Shares represent voluntary investments in Common Stock by directors and executive officers. All such shares (other than Forward Shares) include accrued dividends. The table includes such shares economically owned by the Chief Executive Officer and the other four most highly compensated executive officers of the Company and its subsidiaries in the following amounts:

----------------------------------------------------------------------------------------------
                                                                      Forward Shares
                          Performance  Equity Bonus   Phantom         --------------
     Officer                Shares       Shares       Shares       (1996)        (1999)
----------------------------------------------------------------------------------------------
Robert P. Cochran           110,691      111,451      230,465      145,252       46,203
----------------------------------------------------------------------------------------------
Roger K. Taylor              80,518       67,311      216,809       55,000       46,203
----------------------------------------------------------------------------------------------
Sean W. McCarthy             95,749       45,927       33,254       29,200       92,406
----------------------------------------------------------------------------------------------
Bruce E. Stern               30,218       16,460       65,375           --       10,000
----------------------------------------------------------------------------------------------
Russell B. Brewer II         30,218       12,579       56,782        5,000        5,000
----------------------------------------------------------------------------------------------
All executive officers
  and directors as a
  group                     370,057      266,464      670,059      364,452      389,812
----------------------------------------------------------------------------------------------

      To the extent that shares economically owned by any non-officer director exceed those beneficially owned, such economic ownership is attributable to (i) 15,000 1996 Forward Shares acquired by each director, other than Messrs. Baxter and Hama, (ii) 20,000 1999 Forward Shares acquired by each director, other than Mr. Hama, and (iii) shares deemed invested under the Company's Deferred Compensation Plan (together with accrued dividends). The table excludes fractional shares attributable to participation in various benefit plans.

(3) Ownership percentages are calculated based on 33,517,995 shares of Common Stock outstanding at February 10, 2000, which (a) includes 511,031 shares purchased by a "rabbi trust" for purposes of funding in advance the Company's obligations with respect to its 1993 Equity Participation Plan, as amended, and excludes 158,306 shares of treasury stock and (b) excludes 2,000,000 shares of Preferred Stock outstanding at February 10, 2000. In addition, in computing the percentage of shares economically owned by each person listed above, any share which is economically owned by such person is deemed to be an outstanding share of Common Stock for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person (except with respect to the group as a whole, for which all such shares are deemed to be outstanding).

(4) Mr. Kemp is Deputy Chairman of White Mountains, and Mr. Baxter was Executive Vice President of White Mountains until February 2000. White Mountains beneficially owns 25.2% of the Company, through its ownership of Common Stock and Preferred Stock as described in Notes (2) and (3) to the "5% Shareholders" table above in this Item 12. Messrs. Kemp and Baxter disclaim direct beneficial ownership of Common Stock and Preferred Stock held by White Mountains or its subsidiaries.

Item 13. Certain Relationships and Related Transactions.

1999 Equity Sale

      In December 1999, the Company sold shares of Common Stock at a price of $54.20 per share to three of its major shareholders, White Mountains, Tokio Marine and XL. The purchase price represented 97.5% of the average of the high and low sale price of our common stock on the New York Stock Exchange on October 29, 1999, the date on which a Special Committee of the Company's Board of Directors approved the sale as part of a plan to raise approximately $140 million through sales of the Company's Common Stock. The table below sets forth the number of shares purchased and aggregate purchase price for each of the three shareholders, individually and in the aggregate. The remaining approximately $27.1 million of shares were purchased by the counterparties under the forward arrangements that the Company entered into in December 1999, described above in Item 11, "Executive Compensation", under the caption "Forward Shares".

--------------------------------------------------------------------------------
                         Number of Shares Purchased in
Shareholder              December 1999                  Aggregate Purchase Price
--------------------------------------------------------------------------------
White Mountains                    922,509                      $ 50,000,000
--------------------------------------------------------------------------------
Tokio Marine                       700,000                        37,940,000
--------------------------------------------------------------------------------
XL                                 461,255                        25,000,000
--------------------------------------------------------------------------------
  Total                          2,083,764                      $112,940,000
--------------------------------------------------------------------------------

White Mountains, MediaOne and Company Relationships

      In connection with its initial investment in the Company in 1994, White
Mountains:

      o acquired 2,000,000 shares of the Series A Convertible Redeemable Preferred Stock of the Company (the "Preferred Stock") from the Company; the shares of Preferred Stock are convertible into an equal number of shares of Common Stock at a price of $29.65 per share (subject to anti-dilutive adjustment) until their redemption date of May 13, 2004; the Preferred Stock remains outstanding and its terms have not been amended since they were issued;

      o acquired an option to acquire 666,667 shares of Common Stock from MOCC at an exercise price of $23.50 per share until May 13, 1999, which was exercised in May 1999;

      o acquired an option to acquire 1,893,940 shares of Common Stock from MOCC at an exercise price of $26.40 per share until September 2, 2004, which was exercised in September 1999;

      o entered into a Registration Rights Agreement with MOCC and the Company; and

      o entered into a Voting Trust Agreement with MOCC and The First National Bank of Chicago, as voting trustee, which related to the voting of the 1,893,940 shares subject to the option described above and which terminated upon the exercise by White Mountains of that option.

      Under the Registration Rights Agreement, at any time prior to May 13, 2004, each of White Mountains and MOCC is entitled to four demand registrations, and the right to register certain shares on a "piggyback" basis on an unlimited number of occasions if the Company proposes to have a public offering of Common Stock. The Company has agreed to indemnify White Mountains and MOCC for certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments White Mountains or MOCC may be required to make in respect thereof, in connection with sales by such person of Common Stock in a registration statement prepared by the Company under the Registration Rights Agreement.

White Mountains and Company Relationships

      In March 1999, FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, terminated its investment management services agreements with affiliates of White Mountains. No services were provided and no fees were paid under those agreements during 1999.

      In addition, as described above in Item 11, "Executive Compensation", under the caption "Compensation Committee Interlocks and Insider Participation," certain directors and executive officers of the Company are directors of White Mountains or its subsidiaries, and certain present and former executive officers of White Mountains and its subsidiaries are directors of the Company.

Tokio Marine and Company Relationships

Cooperation Agreement and Reinsurance

      Tokio Marine, the Company and FSA entered into a Cooperation Agreement dated as of December 27, 1990 (the "Cooperation Agreement") in connection with Tokio Marine's investment in the Company. The Cooperation Agreement contains reinsurance provisions (discussed below) and reciprocal marketing provisions. The Cooperation Agreement also entitles Tokio Marine to select one director of the Company and of FSA and to place up to three of its employees in FSA's New York offices and permits FSA to open a representative office on the premises of Tokio Marine in Tokyo, Japan. The term of the Cooperation Agreement is automatically renewed, but is subject to termination by one party upon default by the other or upon 90 days' prior written notice by one party to the other. Pursuant to the Cooperation Agreement, FSA has entered into a Master Reinsurance Placement Memorandum (the "Memorandum") by which FSA has agreed to cede and Tokio Marine has agreed to accept reinsurance equal to a specified percentage of the principal amount of new business written by FSA in each calendar year, with the cessions to be composed of treaty participations and facultative cessions, including an automatic facility by which FSA at its option may make quota share cessions, subject to certain conditions. Pursuant to the Memorandum, Tokio Marine participates in FSA's non-municipal and municipal treaties and has provided facultative reinsurance to FSA. The Company ceded premiums of $28.4 million, $23.8 million and $21.2 million to Tokio Marine for the years ended December 31, 1999, 1998 and 1997, respectively. In the opinion of the management of the Company and FSA, the terms of the Cooperation Agreement and reinsurance with Tokio Marine are no less favorable to FSA than the terms that could be obtained from unaffiliated parties. In anticipation of increased business opportunities with Japanese sponsors, Tokio Marine and FSA entered into a Memorandum of Understanding dated June 5, 1998 concerning the insurance and reinsurance of transactions involving Japanese assets and obligors, and FSA opened a representative office in Tokyo. During 1999, Tokio Marine agreed to cede premiums to FSA in the aggregate amount of approximately $0.2 million (net of ceding commissions).

Tokio Marine Stockholders Agreement

      Under a Stockholders Agreement dated December 27, 1990, as amended (the "Tokio Marine Stockholders Agreement"), among Tokio Marine, the Company and MOCC, MOCC has agreed to vote all stock in the Company owned by it to nominate and to elect a senior employee of Tokio Marine designated by Tokio Marine to the Board of Directors of the Company so long as Tokio Marine owns at least 5% (9.9% in the event the Cooperation Agreement is terminated as a result of a breach by Tokio Marine) of the outstanding Common Stock or the Cooperation Agreement is in effect. As long as such conditions are met, to the extent permitted by law, the Company has agreed to cause a senior employee of Tokio Marine to be nominated as a director of the Company. So long as Tokio Marine owns any Common Stock, MOCC has agreed to use commercially reasonable efforts to cause the maximum cash dividends to be paid each year with respect to the Common Stock to the extent payable without violating applicable law, causing the rating agencies to lower or consider lowering the triple-A claims-paying ability ratings of FSA or reducing the cash of the Company and its subsidiaries below the amount needed to satisfy their reasonably anticipated business needs.

      The Tokio Marine Stockholders Agreement contains certain restrictions on the ability of Tokio Marine, MOCC and the Company to sell or otherwise transfer any stock of the Company or any subsidiary of the Company (and, under certain circumstances, the stock of MOCC), or all or substantially all the assets of the Company or FSA. Certain of the rights granted to Tokio Marine under the Tokio Marine Stockholders Agreement may make it more difficult for MOCC to sell additional shares of Common Stock or for the Company to dispose of certain assets or raise funds from the sale of Common Stock and therefore might be deemed to restrict a change in control of the Company.

Registration Rights

      In May 1996, the Company, MOCC and White Mountains entered into a letter agreement in order to provide that Tokio Marine has the rights to register the shares of Common Stock then held by Tokio Marine as if Tokio Marine were a party to the Registration Rights Agreement among the Company, MOCC and White Mountains.

XL and Company Relationships

Joint Venture

      In November 1998, the Company and XL entered into a joint venture to establish two new Bermuda-based financial guaranty insurance companies. One company, Financial Security Assurance International Ltd. ("FSA International"), is an indirect subsidiary of FSA and the other company, XL Financial Assurance Ltd ("XLFA"), is a subsidiary of XL. The Company has a minority interest in XLFA and XL has a minority interest in FSA International.

Registration Rights

      In connection with the joint venture formation in November 1998, the Company entered into a Registration Rights Agreement with XL. Under the Registration Rights Agreement, at any time prior to the sale by XL of all Common Stock of the Company that it owns or termination of the shareholders agreement entered into by the Company and XL in respect of FSA International, XL is entitled to three (or, under certain circumstances, four) demand registrations, and the right to register certain shares on a "piggyback" basis on an unlimited number of occasions if the Company proposes to have a public offering of Common Stock. The Company has agreed to indemnify XL for certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments XL may be required to make in respect thereof, in connection with sales by such person of Common Stock in a registration statement prepared by the Company under the Registration Rights Agreement.

Reinsurance

      XL Insurance Ltd ("XLI"), the principal operating subsidiary of XL, and XLFA participated in four first loss treaties in 1999, under which FSA ceded a portion of its first loss exposure under specified asset-backed transactions. In 1999, XLI also participated in a quota share and aggregate excess of loss treaty covering specified emerging market collateralized debt obligations. In 1999, FSA also made facultative quota share and first loss reinsurance cessions to XLI of selected transactions. The Company ceded to XLI and XLFA premiums of $19.8 million, $7.3 million and $15,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In the opinion of the management of the Company, the terms of the existing reinsurance agreements with XLI and XLFA are no less favorable to FSA and its subsidiaries than the terms that could be obtained from unaffiliated parties.

MediaOne and Company Relationships

      In December 1993, the Company completed a restructuring (the "Restructuring") which significantly reduced its risk of loss from its insured portfolio of obligations backed by commercial mortgage loans (the "Commercial Mortgage Portfolio"). As part of the Restructuring, FSA obtained reinsurance from Commercial Reinsurance Company ("Commercial Re") in respect of the Commercial Mortgage Portfolio. Commercial Re is an insurance company organized for the purpose of the Restructuring that is owned approximately 91.6% by MOCC and 8.4% by Tokio Marine. Various agreements were entered into among the Company and its subsidiaries, Commercial Re and MediaOne in connection with the Restructuring, all of which remain in force and have not since been amended. These agreements include (i) a quota share reinsurance agreement, (ii) an investment management agreement providing for the management by FSA Portfolio Management of Commercial Re's investment portfolio and other matters in exchange for a fee initially ranging from 15 to 30 basis points per annum on the market value of Commercial Re's investment portfolio and (iii) a management agreement pursuant to which the Company provides management services to Commercial Re, including regulatory compliance and accounting services, for a fixed fee of $100,000 per annum.

      The Company ceded to Commercial Re premiums of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. In the opinion of the management of the Company, the terms of the existing reinsurance agreements with the MediaOne affiliates are no less favorable to FSA and its subsidiaries than the terms that could be obtained from unaffiliated parties.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

               The Registrant has incorporated by reference from the 1999 Annual Report to Shareholders the following consolidated financial statements of Financial Security Assurance Holdings Ltd. and
               Subsidiaries:

                                                   1999 Annual Report  to
                                                    Shareholders (Pages)
                                                    --------------------

               Report of Independent Accountants             25

               Consolidated Balance Sheets at
               December 31, 1999 and 1998                    26

               Consolidated Statements of Income
               for the Years Ended
               December 31, 1999, 1998 and 1997              27

               Consolidated Statements of Changes in
               Shareholders' Equity for the Years Ended
               December 31, 1999, 1998 and 1997              28

               Consolidated Statements of Cash Flows
               for the Years Ended
               December 31, 1999, 1998 and 1997              29

               Notes to Consolidated Financial Statements    30 - 44

2. Financial Statement Schedules

      The following financial statement schedule is filed as part of this Report.

Schedule    Title
--------    -----

   II Condensed Financial Statements of the Registrant for the Years Ended December 31, 1999, 1998 and 1997.

            The report of the Registrant's independent auditors with respect to the above listed financial statement schedule is set forth on page 48 of this Report.

            All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

3. Exhibits

      The following are annexed as exhibits to this Report:

Exhibit No.           Exhibit
-----------           -------

   3.1 Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-74165) and incorporated herein by reference.

   3.2 Amended and Restated By-laws of the Company, as amended and restated on February 17, 2000. (Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-92985), and incorporated herein by reference.)

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

   4.1(F) Amended and Restated Trust Indenture dated as of February 24, 1999 between the Company and the Trustee. (Previously filed as Exhibit
              4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-74165), and incorporated herein by reference.)

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

   10.3 Second Amended and Restated Credit Agreement dated as of April 30, 1999, among FSA, FSAIC, the Banks party thereto from time to time and Bayerische Landesbank Girozentrale, New York Branch, as Agent. (Previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1999, and incorporated herein by reference.)

   10.4+ Money Purchase Pension Plan and Trust Agreement dated as of January 1, 1989 between FSA and Transamerica, with Adoption Agreement No. 001 and Addendum. (Previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70230), as such Registration Statement has been amended (the "Form S-1"), and incorporated herein by reference.)

   10.5+ Amended and Restated Supplemental Executive Retirement Plan as amended and restated as of February 25, 1999. (Previously filed as Exhibit 10.5 to the Company's Annual Report on form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1998 (the "1998 Form 10-K"), and incorporated herein by reference.

   10.6+ Amended and Restated 1993 Equity Participation Plan (as amended and restated as of May 13, 1999). (Previously filed as Appendix A to the Company's proxy statement dated March 26, 1999, and incorporated herein by reference.)

   10.7+ Deferred Compensation Plan (Effective as of June 1, 1995). (Previously filed as Exhibit No. 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1995 (the "June 30, 1995 10-Q"), and incorporated herein by reference.)

   10.8+ Severance Policy for Senior Management (Effective as of February 8, 1995). (Previously filed as Exhibit No. 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 1996, and incorporated herein by reference.)

   10.9 Cooperation Agreement dated as of December 27, 1990 among Tokio Marine, the Company and FSA. (Previously filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)

   10.10 Tokio Marine Stockholders Agreement dated December 27, 1990 among Tokio Marine, the Company and USWCC. (Previously filed as Exhibit
              10.18 to the Form S-1, and incorporated herein by reference.)

   10.10(A) Letter Agreement dated as of September 2, 1994 concerning the Tokio Marine Stockholders Agreement between U S WEST, Inc., and the Company. (Previously filed as Exhibit 10.18(A) to the Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.)

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

   10.21* Registration Rights Agreement dated as of May 13, 1994 among the Company, MOCC and White Mountains.

   10.21(A)*  Letter Agreement dated May 14, 1996, from the Company, MOCC and
              White Mountains to Tokio Marine regarding the May 13, 1994 Registration Rights Agreement among the Company, MOCC and White Mountains.

   10.22 Registration Rights Agreement dated as of November 3, 1998 between the Company and EXEL Limited. (Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the period ended December 31, 1998 (the "1998 Form 10-K"), and incorporated herein by reference.)

   10.23 Purchase Agreement dated October 29, 1999 between White Mountains and the Company. (Previously filed as Exhibit 1 to the Company's Current Report on Form 8-K dated October 29, 1999 and filed with the SEC on December 17, 1999 (the "October 1999 Form 8-K"), and incorporated herein by reference.)

   10.23(A) Purchase Agreement dated November 2, 1999 between XL and the Company. (Previously filed as Exhibit 2 to the October 1999 Form 8-K, and incorporated herein by reference.)

   10.23(B) Purchase Agreement dated October 29, 1999 between Tokio Marine and the Company. (Previously filed as Exhibit 3 to the October 1999 Form 8-K, and incorporated herein by reference.)

   13* Annual Report to Shareholders for the Year Ended December 31, 1999. Such report is furnished for the information of the Securities and Exchange Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

   21*        List of Subsidiaries.

   23*        Consent of PricewaterhouseCoopers LLP.

   24* Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1996, and incorporated herein by reference, other than the power of attorney (i) for Mr. Post, which was filed as Exhibit 24 to the 1997 Form 10-K and incorporated herein by reference, (ii) for Messrs. Hama and McCarthy, which was filed as Exhibit 24 to the 1998 Form 10-K, and
              (iii) for Mr. Baxter, which is filed herewith.)

   27*        Financial Data Schedules.

   99* Financial Security Assurance Inc. and Subsidiaries 1999 Consolidated Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).
*     Filed herewith.

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated October 29, 1999, with the Securities and Exchange Commission on December 17, 1999, which incorporated by reference the documents included as Exhibits thereto into the Registration Statement relating to the Company's common stock and other securities. The Company filed a Current Report on Form 8-K dated December 28, 1999, with the Securities and Exchange Commission on December 29, 1999, which incorporated by reference the agreement included as an Exhibit thereto into the Registration Statement relating to the Company's common stock and other securities. Such Current Reports on Form 8-K were filed in connection with the Company's fourth quarter sales of common stock to White Mountains, Tokio Marine and XL and the sale of shares of common stock subject to the Company's 1999 forward share program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL SECURITY ASSURANCE
                                          HOLDINGS LTD. (Registrant)


                                        By: /s/ ROBERT  P.  COCHRAN
                                           -------------------------------------
                                        Name:  Robert P. Cochran
                                        Title: Chairman and Chief Executive
                                               Officer
                                        Dated: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                        Date
      ---------                           -----                        ----
/s/ ROBERT P. COCHRAN*             Chairman, Chief               March 22, 2000
---------------------------        Executive Officer
Robert P. Cochran                  and Director (Principal
                                   Executive Officer)

/s/ ROGER K. TAYLOR*               President,                    March 22, 2000
---------------------------        Chief Operating Officer
Roger K. Taylor                    and Director

/s/ SEAN W. MCCARTHY*              Executive Vice President      March 22, 2000
---------------------------        and Director
Sean W. McCarthy

/s/ JOHN A. HARRISON*              Managing Director             March 22, 2000
---------------------------        and Chief Financial
John A. Harrison                   Officer (Principal
                                   Financial Officer)

/s/ JEFFREY S. JOSEPH*             Managing Director             March 22, 2000
---------------------------        and Controller (Principal
Jeffrey S. Joseph                  Accounting Officer)

/s/ TERRY L. BAXTER*               Director                      March 22, 2000
---------------------------
Terry L. Baxter

/s/ ROBERT N. DOWNEY*              Director                      March 22, 2000
---------------------------
Robert N. Downey

/s/ ANTHONY M. FRANK*              Director                      March 22, 2000
---------------------------
Anthony M. Frank

/s/ FUDEJI HAMA*                   Director                      March 22, 2000
---------------------------
Fudeji Hama

/s/ K. THOMAS KEMP*                Director                      March 22, 2000
---------------------------
K. Thomas Kemp

/s/ DAVID O. MAXWELL*              Director                      March 22, 2000
---------------------------
David O. Maxwell

/s/ JAMES M. OSTERHOFF*            Director                      March 22, 2000
---------------------------
James M. Osterhoff

/s/ JAMES H. OZANNE*               Director                      March 22, 2000
---------------------------
James H. Ozanne

/s/ RICHARD A. POST*               Director                      March 22, 2000
---------------------------
Richard A. Post

/s/ HOWARD M. ZELIKOW*             Director                      March 22, 2000
---------------------------
Howard M. Zelikow

----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.


                                        By: /s/ ROBERT  P.  COCHRAN
                                           -------------------------------------
                                                  Robert P. Cochran,
                                                   Attorney-in-fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2000, except for Note 22, as to which the date is March 14, 2000, appearing in the 1999 Annual Report to Shareholders of Financial Security Assurance Holdings Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                        /s/ PRICEWATERHOUSECOOPERS LLP
                                        ----------------------------------------
                                        PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 2000

                                  Schedule II

                 Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                               December 31,
                                                               ------------
                                                            1999         1998
                                                            ----         ----
Assets:
   Investments and cash                                  $   33,781   $   59,512
   Investment in subsidiaries, at equity in net assets    1,315,856    1,119,235
   Notes receivable from subsidiary                         120,000      120,000
   Deferred taxes                                             8,326        6,190
   Due from subsidiaries                                     32,875       18,060
   Other assets                                              65,674       48,484
                                                         ----------   ----------
                                                         $1,576,512   $1,371,481
                                                         ==========   ==========
Liabilities and Shareholders' Equity:
   Notes payable                                         $  230,000   $  230,000
   Other liabilities                                         93,828       75,345
   Redeemable preferred stock                                   700          700
   Shareholders' equity                                   1,251,984    1,065,436
                                                         ----------   ----------
                                                         $1,576,512   $1,371,481
                                                         ==========   ==========

                         Condensed Statements of Income
                             (Dollars in thousands)

                                                     Year Ended December 31,
                                               1999         1998         1997
                                               ----         ----         ----

Total revenue                               $   4,761    $  11,515    $   3,553
Interest and amortization expense             (16,614)     (10,590)      (2,731)
Other expenses                                    913       (4,355)     (10,038)
Equity in earnings of unconsolidated
   affiliate                                    1,180          333           --
                                            ---------    ---------    ---------
                                               (9,760)      (3,097)      (9,216)
Equity in undistributed net income of
   subsidiaries                               131,350      117,374      100,678
                                            ---------    ---------    ---------
Income before income taxes                    121,590      114,277       91,462
Income tax benefit                              3,815        1,079        3,222
                                            ---------    ---------    ---------
Net income                                  $ 125,405    $ 115,356    $  94,684
                                            =========    =========    =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as incorporated by reference in Item 8 Financial Statements and Supplementary Data.

                                  Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Year Ended December 31,
                                                             -----------------------------------
                                                               1999         1998         1997
                                                               ----         ----         ----
Cash flows from operating activities:
   Other operating expenses recovered, net                   $   1,821    $  35,168    $   4,291
   Net investment income received                                5,727        3,510        3,448
   Federal income taxes received (paid)                          5,035       (5,332)       7,237
   Interest paid                                               (16,306)      (9,614)      (2,716)
   Other                                                          (612)      (1,089)      (3,512)
                                                             ---------    ---------    ---------
      Net cash provided by (used for) operating activities      (4,335)      22,643        8,748
                                                             ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of bonds                                186,696      170,513        2,812
   Proceeds from sales of equity investments                    12,878       73,042           --
   Purchases of bonds                                         (176,387)    (158,153)     (30,224)
   Purchases of equity investments                                  --      (92,087)      (1,690)
   Purchases of property and equipment                              (3)          (3)          (3)
   Investment in subsidiaries                                 (128,172)     (96,788)     (31,384)
   Net decrease (increase) in short-term securities                227       23,777       (9,890)
   Other investments                                             3,414      (21,502)          --
                                                             ---------    ---------    ---------
      Net cash used for investing activities                  (101,347)    (101,201)     (70,379)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
   Issuance of notes payable, net                                   --       96,850      125,905
   Surplus notes purchased                                          --      (70,000)     (50,000)
   Dividends paid                                              (14,138)     (12,777)     (12,098)
   Treasury stock, net                                             628      (23,890)     (36,247)
   Sale of stock                                               151,385           --           --
   Issuance of stock for acquisition of subsidiary                  --       80,000           --
   Repurchase of stock by subsidiary                                --        8,500       39,500
   Other                                                       (32,520)         533       (5,567)
                                                             ---------    ---------    ---------
      Net cash provided by financing activities                105,355       79,216       61,493
                                                             ---------    ---------    ---------
Net increase (decrease) in cash                                   (327)         658         (138)
Cash at beginning of year                                          620          (38)         100
                                                             ---------    ---------    ---------
Cash at end of year                                          $     293    $     620    $     (38)
                                                             =========    =========    =========

Reconciliation of net income to net cash provided by
operating activities:
Net income                                                   $ 125,405    $ 115,356    $  94,684
   Equity in undistributed net income of subsidiary           (131,350)    (117,374)    (100,678)
   Decrease (increase) in accrued investment income              2,303       (2,607)      (1,394)
   Increase (decrease) in accrued income taxes                     756       (5,137)       6,944
   Provision (benefit) for deferred income taxes                   463       (1,275)      (2,930)
   Net realized losses (gains) on investments                    3,211       (5,206)      (1,405)
   Deferred equity compensation                                  8,725       17,765       14,112
   Depreciation and accretion of bond discount                    (432)      (1,077)      (1,174)
   Equity in earnings of unconsolidated affiliate               (1,180)        (333)          --
   Change in other assets and liabilities                      (12,236)      22,531          589
                                                             ---------    ---------    ---------
Cash provided by (used for) operating activities             $  (4,335)   $  22,643    $   8,748
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