Form 10-Q
period 2000-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2000-05-12
CIK 913357

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    (Mark One)
     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At April 30, 2000, there were outstanding 33,517,995 shares of Common Stock, par value $0.01 per share, of the registrant (includes 505,110 shares of Common Stock owned by a trust on behalf of the Company and excludes 158,306 shares of Common Stock actually held in treasury).

                                      INDEX


                                                                   PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999                                         3

         Consolidated Statements of Income and Comprehensive Income -
            Three months ended March 31, 2000 and 1999                4

         Consolidated Statement of Changes in Shareholders' Equity
            -   Three months ended March 31, 2000                     5

         Consolidated Statements of Cash Flows
            -   Three months ended March 31, 2000 and 1999            6

         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                           14

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      MARCH 31,       DECEMBER 31,
                         ASSETS                                         2000             1999
                                                                        ----             ----
Bonds at market value (amortized cost of $1,817,574 and
  $1,919,677)                                                        $ 1,812,879      $ 1,852,669
Equity investments at market value (cost of $23,354 and
  $30,104)                                                                18,924           23,606
Short-term investments                                                   155,825          263,747
                                                                     -----------      -----------

     Total investments                                                 1,987,628        2,140,022
Cash                                                                       6,280            6,284
Deferred acquisition costs                                               197,604          198,048
Prepaid reinsurance premiums                                             294,812          285,105
Reinsurance recoverable on unpaid losses                                   9,710            9,492
Receivable for securities sold                                            72,411           40,635
Investment in unconsolidated affiliates                                   30,382           29,709
Other assets                                                             193,251          196,349
                                                                     -----------      -----------

      TOTAL ASSETS                                                   $ 2,792,078      $ 2,905,644
                                                                     ===========      ===========

  LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
               STOCK AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                             $   842,684      $   844,146
Losses and loss adjustment expenses                                       89,504           87,309
Deferred federal income taxes                                             50,718           43,341
Ceded reinsurance balances payable                                        35,583           36,387
Payable for securities purchased                                          83,494          243,519
Notes payable                                                            230,000          230,000
Minority interest                                                         33,914           32,945
Accrued expenses and other liabilities                                   146,445          135,313
                                                                     -----------      -----------

      TOTAL LIABILITIES AND MINORITY INTEREST                          1,512,342        1,652,960
                                                                     -----------      -----------

Redeemable preferred stock (20,000,000 shares authorized;
  2,000,000 issued and outstanding; par value of $.01 per share)              20               20
Additional paid-in capital - preferred                                       680              680
                                                                     -----------      -----------
      REDEEMABLE PREFERRED STOCK                                             700              700
                                                                     -----------      -----------
Common stock (200,000,000 shares authorized; 33,676,301
   issued; par value of $.01 per share)                                      337              337
Additional paid-in capital - common                                      843,377          836,853
Accumulated other comprehensive loss (net of deferred
   income tax benefit of $3,194 and $25,727)                              (5,932)         (47,779)
Accumulated earnings                                                     419,686          436,417
Deferred equity compensation                                              40,670           52,670
Less treasury stock at cost (669,337 and 961,418 shares held)            (19,102)         (26,514)
                                                                     -----------      -----------

      TOTAL SHAREHOLDERS' EQUITY                                       1,279,036        1,251,984
                                                                     -----------      -----------

        TOTAL LIABILITIES AND MINORITY INTEREST,
             REDEEMABLE PREFERRED STOCK AND
                  SHAREHOLDERS' EQUITY                               $ 2,792,078      $ 2,905,644
                                                                     ===========      ===========



            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          March 31,
                                                                 --------------------------
                                                                       2000         1999
Revenues:

   Net premiums written (net of premiums ceded of $29,931 and
     $28,424)                                                     $ 36,936      $ 49,910
   Decrease (increase) in deferred premium revenue                  10,648        (8,616)
                                                                  --------      --------

   Premiums earned (net of premiums ceded of $19,896 and
     $15,441)                                                       47,584        41,294
   Net investment income                                            28,433        22,024
   Net realized gains (losses)                                     (28,835)          824
   Other income                                                        269            58
                                                                  --------      --------
                        TOTAL REVENUES                              47,451        64,200
                                                                  --------      --------
Expenses:

   Losses and loss adjustment expenses (net of reinsurance
     recoveries of $55 and $194)                                     1,781         2,175
   Interest expense                                                  4,154         4,154
   Policy acquisition costs                                          9,681         9,917
   Other operating expenses                                         59,830         4,520
                                                                  --------      --------
                        TOTAL EXPENSES                              75,446        20,766
                                                                  --------      --------
Minority interest and equity earnings                                 (296)         (585)
                                                                  --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                                  (28,291)       42,849
Benefit (provision) for income taxes                                15,509       (10,692)
                                                                  --------      --------
      NET INCOME (LOSS)                                            (12,782)       32,157
                                                                  --------      --------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Holding gains (losses) arising during period                  22,683       (13,086)
      Less:  reclassification adjustment for gains (losses)
        included in net income                                     (19,164)          536
                                                                  --------      --------
   Other comprehensive income (loss)                                41,847       (13,622)
                                                                  --------      --------
      COMPREHENSIVE INCOME                                        $ 29,065      $ 18,535
                                                                  ========      ========
   As based upon net income:
      Basic earnings (loss) per common share                      $  (0.38)     $   1.05
                                                                  ========      ========
      Diluted earnings (loss) per common share                    $  (0.38)     $   1.01
                                                                  ========      ========


                  See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                               Additional  Accumulated                Deferred
                                                 Paid-In   Other Comp-                 Equity
                                       Common   Capital -   rehensive    Accumulated   Compen-   Treasury
                                       Stock     Common       Income      Earnings     sation     Stock        Total
                                       -----     ------       ------      --------     ------     -----        -----

BALANCE, December 31, 1999            $337      $836,853      $(47,779)   $436,417    $52,670   $(26,514)   $1,251,984

Net loss                                                                   (12,782)                            (12,782)

Net unrealized gain on investments                              41,847                                          41,847

Dividends paid on common stock
    ($0.12 per share)                                                       (3,949)                             (3,949)

Deferred equity compensation                                                            6,811                    6,811

Deferred equity payout                             6,524                              (18,811)     7,564        (4,723)

Purchase of 2,989 shares of common
   stock                                                                                            (152)         (152)


BALANCE, March 31, 2000               $337      $843,377      $ (5,932)   $419,686    $40,670   $(19,102)   $1,279,036
                                      ====      ========      ========    ========    =======   =========   ==========


            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED MARCH 31,
                                                            2000          1999
                                                            ----          ----
Cash flows from operating activities:
   Premiums received, net                               $  28,377      $  43,967
   Policy acquisition and other operating
     expenses paid, net                                   (71,729)       (50,390)
   Loss and LAE recovered (paid), net                         679           (723)
   Net investment income received                          28,955         18,955
   Recoverable advances paid                                 (709)        (1,265)
   Federal income taxes paid                              (12,452)        (1,889)
   Interest paid                                           (4,134)        (3,903)
   Other, net                                                (848)           707
                                                        ---------      ---------

          Net cash provided by (used for)
            operating activities                          (31,861)         5,459
                                                        ---------      ---------


Cash flows from investing activities:
   Proceeds from sales of bonds                           735,196        450,625
   Purchases of bonds                                    (847,255)      (422,458)
   Purchases of property and equipment                     (2,321)          (176)
   Net decrease (increase) in short-term
     securities                                           109,460        (41,255)
   Other investments, net                                   1,785          4,281
                                                        ---------      ---------
          Net cash used for investing activities           (3,135)        (8,983)
                                                        ---------      ---------


Cash flows from financing activities:
   Dividends paid                                          (3,949)        (3,403)
   Treasury stock                                          13,936         13,974
   Other                                                   25,005            (49)
                                                        ---------      ---------

          Net cash provided by financing activities        34,992         10,522
                                                        ---------      ---------


Net increase (decrease) in cash                                (4)         6,998

Cash at beginning of period                                 6,284          3,490
                                                        ---------      ---------

Cash at end of period                                   $   6,280      $  10,488
                                                        =========      =========


                  See notes to condensed financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


1.   ORGANIZATION AND OWNERSHIP

     Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. At March 31, 2000, the Company was owned 21.0% by White Mountains Insurance Group, Ltd. (White Mountains), 8.0% by The Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), 7.7% by XL Capital Ltd (XL), 5.2% by MediaOne Capital Corporation (MediaOne) and 58.1% by the public and employees. These percentages are calculated based upon outstanding shares, which are reduced by treasury shares as presented in these financial statements.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States but, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

3.    WEIGHTED AVERAGE COMMON SHARES INFORMATION

       Weighted average common shares for the periods presented have been computed below in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share."



                                                    THREE MONTHS ENDED MARCH 31,
                                                         2000         1999
                                                         ----         ----
                                                       (shares in thousands)
Weighted average common shares outstanding used in
   the computation of net income per share:
   Common shares outstanding                            32,899       30,113
   Shares unissued under employee equity
    compensation plans                                     523          400
                                                        ------       ------
Basic common shares outstanding                         33,422       30,513
   Shares contingently issuable under employee
     equity compensation plans                              --          404
   Stock options                                            --           24
   Convertible preferred stock                              --          849
                                                        ------       ------
Diluted common shares outstanding *                     33,422       31,790


* The diluted net loss per is based on 33,422,000 common shares outstanding due to the anti-dilution provisions of SFAS No. 128.

4.    MERGER

     On March 14, 2000, the Company announced that it had entered into a merger agreement pursuant to which the Company would become a wholly owned subsidiary of Dexia S.A., a publicly held Belgian corporation, subject to receipt of shareholder and regulatory approvals and satisfaction of other closing conditions. Pursuant to the merger, each outstanding share of the Company's common stock (unless directly or indirectly owned by Dexia S.A. and except for treasury shares) will be converted into the right to receive $76.00 in cash. Dexia S.A., through its bank subsidiaries, is primarily engaged in the business of public finance in France, Belgium and other European countries.

     In conjunction with this transaction, the Company anticipates, at closing, valuing its liabilities under the Company's equity-based compensation plans at the transaction price and changing its assumption regarding those plans by assuming all future payments will be settled in cash or, as the case may be, exchanged at the cash value for alternative investments and settled upon expiration of any applicable deferral period. It also intends to settle its Forward Share agreements at the merger price.

     While the effect on the Company's consolidated operating results and financial position between March 31, 2000 and the closing date (assuming the transaction closes) cannot be accurately predicted, had the above transaction been effective at March 31, 2000, the pro forma effect would have been to decrease reported first quarter 2000 net income by $27,400,000 and increase March 31, 2000 stockholders' equity by $8,400,000.

     There can be no assurance that this transaction will close or that it will close without modification.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 AND 1999 FIRST QUARTER RESULTS

The Company's 2000 first quarter net loss was $12.8 million, compared with net income of $32.2 million for the same period in 1999, a decrease of 139.8%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $41.7 million, compared with $30.7 million for the same period in 1999, an increase of 35.8%. Total core revenues in the first quarter of 2000 increased $14.7 million, from $58.5 million in 1999 to $73.2 million in 2000, while total core expenses increased only $1.2 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity based compensation programs and other non-operating items) was $43.2 million for the first quarter of 2000 versus $33.1 million for the comparable period in 1999, an increase of $10.1 million or 30.7%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written) reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. The discount rate used to calculate the gross PV premiums written is 5.77% for 2000 and was 5.93% for 1999. The discount rates represent the average pre-tax yield on the Company's investment portfolio for the previous three years. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written decreased 14.6%, from $78.3 million for the first quarter of 1999 to $66.9 million for the first quarter of 2000. Gross PV premiums written decreased 48.9%, from $122.1 million in the first quarter of 1999 to $62.3 million in the first quarter of 2000. The major factor behind the decline in first quarter business was lower overall new-issue volume in certain markets served by the Company, as a result of higher interest rates, market volatility and Y2K-related acceleration of business into the fourth quarter of 1999, which reduced the pipeline in the first quarter of 2000. In the first quarter of 2000, U.S. asset-backed gross PV premiums written were $26.8 million, as compared with $37.7 million in 1999, a decrease of 28.9%, U.S. municipal gross PV premiums written were $20.8 million, as compared with $43.7 million in 1999, a decrease of 52.4%, and international gross PV premiums were $14.7 million as compared with $40.7 million in 1999, a decrease of 63.9%.

In the first quarter of 2000, the Company insured par value of bonds totaling $7.8 billion compared with $12.9 billion in 1999, a decrease of 39.2%. FSA's first quarter U.S. asset-backed component fell 35.4% to $3.6 billion, while its U.S. municipal sector decreased 31.5% to $3.8 billion and the international sector fell 77.1% to $0.4 billion. Net premiums written were $36.9 million for the first quarter of 2000, a decrease of 26.0% when compared with 1999. Net premiums earned for the first quarter of 2000 were $47.6 million, compared with $41.3 million in the first quarter of 1999, an increase of 15.2%. Premiums earned from refundings and prepayments were $3.1 million for the first quarter of 2000 and $4.9 million for the same period of 1999, contributing $1.5 million and $2.3 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 22.3% relative to the same period in 1999 when the effects of refundings and prepayments are eliminated.

Net investment income was $28.4 million for the first quarter of 2000 and $22.0 million for the comparable period in 1999, an increase of 29.1%. The Company's effective tax rate on investment income was 15.4% for the first quarter of 1999 compared with 13.5% for the same period in 2000. In the first quarter of 2000, the Company realized $28.8 million in net capital losses as compared with net capital gains of $0.8 million for the same period in 1999. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the first quarter of 2000 was $1.8 million compared with $2.2 million in 1999, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At March 31, 2000, the unallocated balance in the Company's general loss reserve was $56.6 million.

Total policy acquisition and other operating expenses (excluding the cost of equity-based compensation programs, which was $56.3 million for the first quarter of 2000 and $2.1 million for the same period in 1999) were $13.1 million for the first quarter of 2000 compared with $12.4 million for the same period in 1999, an increase of 5.4%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $12.3 million for the first quarter of 2000 compared with $11.1 million for the same period in 1999, an increase of 10.6%. The increase was the result of higher personnel costs. The increase in equity based compensation is due to the rise in market value of the Company's common stock due to the previously announced merger agreement with Dexia S.A.

Loss before income tax benefit for the first quarter of 2000 was $28.3 million compared with income before income taxes of $42.8 million for the same period in 1999.

The weighted average number of diluted shares of common stock outstanding increased from 31,790,000 for the quarter ended March 31, 1999, to 33,422,000 during the first quarter of 2000. This increase was primarily due to 2.6 million shares the Company issued in the fourth quarter of 1999. Diluted earnings per share decreased from $1.01 for the first quarter of 1999 to a loss of $0.38 for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated invested assets at March 31, 2000, net of unsettled security transactions, were $1,976.5 million, compared with the December 31, 1999 balance of $1,937.1 million. These balances include the change in the market value of the investment portfolio, which had an unrealized loss position of $9.1 million at March 31, 2000, compared with an unrealized loss position of $73.5 million at December 31, 1999. At March 31, 2000, the Company had, at the holding company level, an investment portfolio of $18.5 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon its receipt of dividends from, or payment on surplus notes by, FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1999. Based upon FSA's statutory statements for the quarter ended March 31, 2000, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $81.2 million. In addition, the Company holds $120.0 million of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Insurance Department.

Dividends paid by the Company to its shareholders in the first quarter increased to $3.9 million in 2000 from $3.4 million in 1999 and to $0.1200 per common share in 2000 from $0.1125 in 1999. In addition to paying dividends, the Company uses funds to make debt service payments.

The Company has outstanding $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003 and $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

In 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company has the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs (net of dividends) in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercises Forward Shares under the subscription program, the Company settles with the participant but does not necessarily close out the corresponding Forward Share position with the Counterparties. At March 31, 2000, 562,200 Forward Shares remained in the program. Of these, 33,078 shares were held for the benefit of the Company as a result of the repurchase of Forward Shares from employees and directors, and 529,122 shares continued to be held for the benefit of employees and directors. In the fourth quarter of 1999, the Company entered into additional forward agreements with two counterparties to purchase 750,000 Forward Shares at an initial cost of $53.50 per share. These agreements are similar to the Forward Share agreements described above, and the economic benefit and risk of these shares are for the account of the Company's employees and directors as described above. At March 31, 2000, all 750,000 shares were outstanding. In total, for both plans, net income will be affected by approximately $0.8 million, or $0.03 per share, for each dollar change in the Company's share price.

FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or repay surplus notes held by, its parent. FSA's funds are also required to satisfy claims, if any, under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

FSA has a credit arrangement, aggregating $150.0 million at March 31, 2000, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At March 31, 2000, there were no borrowings under this arrangement, which expires on April 27, 2001, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $99.4 million was unutilized at March 31, 2000.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that began on April 30, 1999 and will expire on April 30, 2007 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of March 31, 2000.

The Company has no plans for material capital expenditures within the next twelve months.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K, for the year ended December 31, 1999. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

         10.1 Agreement and Plan of Merger dated as of March 14, 2000, by and among Dexia S.A., Dexia Credit local de France S.A., PAJY Inc. and Financial Security Assurance Holdings Ltd. (filed as
                 Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated March 14, 2000, and incorporated herein by reference).

         10.2++ Severance Policy for Senior Management (as Amended and Restated Effective March 13, 2000).

         27      Financial data schedules.

         99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2000.


        ++ Management contract or compensatory plan or arrangement required to be filed.

      (b)  REPORTS ON FORM 8-K

            The Company filed a Current Report on Form 8-K dated March 14, 2000, with the Securities and Exchange Commission, with respect to the Company's announcement that it had entered into an Agreement and Plan of Merger dated as of March 14, 2000, by and among Dexia S.A., PAJY Inc. and the Company, pursuant to which the Company will become a wholly owned subsidiary of Dexia S.A. through the merger of PAJY Inc. with and into the Company.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.




                              By /s/ Jeffrey S. Joseph
                                ------------------------------------------------
May 12, 2000                                  Jeffrey S. Joseph
                                Managing Director & Controller (Chief Accounting
                                    Officer)

                                  Exhibit Index




Exhibit No.                      Exhibit
-----------                      -------

    10.1    Agreement and Plan of Merger dated as of March 14, 2000, by and among Dexia S.A., Dexia Credit local de France S.A., PAJY Inc. and Financial Security Assurance Holdings Ltd. (filed as
                 Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated March 14, 2000, and incorporated herein by reference).

    10.2    Severance Policy for Senior Management (as Amended and Restated
                 Effective March 13, 2000).

    27      Financial data schedules.

    99      Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2000.