Form 10-Q
period 2000-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2000-08-14
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At July 31, 2000, there were 33,517,995 outstanding shares of Common Stock of the registrant.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Consolidated Balance Sheets - June 30, 2000 and
             December 31, 1999                                                3

         Consolidated Statements of Operations and Comprehensive
             Income - Three and six months ended June 30, 2000 and 1999       4

         Consolidated Statement of Changes in Shareholder's Equity
             - Six months ended June 30, 2000                                 5

         Consolidated Statements of Cash Flows
             - Six months ended June 30, 2000 and 1999                        6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

PART II OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                             June 30,    December 31,
                                                                               2000           1999
                                                                               ----           ----

                                ASSETS

Bonds at market value (amortized cost of $1,908,290 and $1,919,677)       $ 1,910,059    $ 1,852,669
Equity investments at market value (cost of $10,100 and $30,104)                9,762         23,606
Short-term investments                                                         93,509        263,747
                                                                          -----------    -----------
     Total investments                                                      2,013,330      2,140,022
Cash                                                                           16,387          6,284
Deferred acquisition costs                                                    190,688        198,048
Prepaid reinsurance premiums                                                  333,782        285,105
Reinsurance recoverable on unpaid losses                                        9,921          9,492
Receivable for securities sold                                                 98,372         40,635
Investment in unconsolidated affiliates                                        30,924         29,709
Other assets                                                                  286,098        196,349
                                                                          -----------    -----------

          TOTAL ASSETS                                                    $ 2,979,502    $ 2,905,644
                                                                          ===========    ===========

                LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
                             STOCK AND SHAREHOLDER'S EQUITY
Deferred premium revenue                                                  $   908,607    $   844,146
Losses and loss adjustment expenses                                            94,848         87,309
Deferred federal income taxes                                                  49,397         43,341
Ceded reinsurance balances payable                                             43,850         36,387
Payable for securities purchased                                               50,738        243,519
Notes payable                                                                 230,000        230,000
Minority interest                                                              34,054         32,945
Accrued expenses and other liabilities                                        259,362        135,313
                                                                          -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                           1,670,856      1,652,960
                                                                          -----------    -----------

Redeemable preferred stock (20,000,000 shares authorized; 0 and
   2,000,000 issued and outstanding; par value of $.01 per share)                                 20
Additional paid-in capital - preferred                                                           680
                                                                                         -----------
REDEEMABLE PREFERRED STOCK                                                                       700
                                                                                         -----------
Common stock (200,000,000 shares authorized; 33,517,995 and
   33,676,301 issued; par value of $.01 per share)                                335            337
Additional paid-in capital - common                                           903,474        836,853
Accumulated other comprehensive income (loss) [net of deferred
   income tax provision (benefit) of $563 and $(25,727)]                          868        (47,779)
Accumulated earnings                                                          403,969        436,417
Deferred equity compensation                                                                  52,670
Less treasury stock at cost (0 and 961,418 shares held)                                      (26,514)
                                                                          -----------    -----------

          TOTAL SHAREHOLDER'S EQUITY                                        1,308,646      1,251,984
                                                                          -----------    -----------

TOTAL LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDER'S EQUITY                                                  $ 2,979,502    $ 2,905,644
                                                                          ===========    ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (Dollars in thousands)

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                              --------                 --------
                                                         2000         1999        2000          1999
                                                         ----         ----        ----          ----
Revenues:
   Net premiums written (net of premiums ceded
      of $57,829, $20,090, $87,760 and $48,514)       $  72,703    $  51,835    $ 109,639    $ 101,745
   Increase in deferred premium revenue                 (28,021)      (9,061)     (17,373)     (17,677)
                                                      ---------    ---------    ---------    ---------
   Premiums earned (net of premiums ceded of
      $18,070, $14,780, $37,966 and $30,221)             44,682       42,774       92,266       84,068
   Net investment income                                 29,406       22,736       57,839       44,760
   Net realized losses                                   (8,898)     (10,454)     (37,733)      (9,630)
   Other income                                             416           94          685          152
                                                      ---------    ---------    ---------    ---------
                     TOTAL REVENUES                      65,606       55,150      113,057      119,350
                                                      ---------    ---------    ---------    ---------
Expenses:
   Losses and loss adjustment expenses [net of
      reinsurance recoveries of $(664), $(2,425),
      $(609) and $(2,231)]                                3,077        1,825        4,858        4,000
   Interest expense                                       4,153        4,153        8,307        8,307
   Policy acquisition costs                               9,759       10,676       19,440       20,593
   Merger related expenses                               55,415                   105,541
   Other operating expenses                              10,067        8,857       19,771       13,377
                                                      ---------    ---------    ---------    ---------
                     TOTAL EXPENSES                      82,471       25,511      157,917       46,277
                                                      ---------    ---------    ---------    ---------
Minority interest and equity earnings                      (611)        (343)        (907)        (928)
                                                      ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                       (17,476)      29,296      (45,767)      72,145
Benefit (provision) for income taxes                      5,686       (5,824)      21,195      (16,516)
                                                      ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                       (11,790)      23,472      (24,572)      55,629
                                                      ---------    ---------    ---------    ---------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Holding gains (losses) arising during period          615      (35,254)      23,298      (48,340)
      Less:  reclassification adjustment for losses
         included in net income                          (6,185)      (7,184)     (25,349)      (6,648)
                                                      ---------    ---------    ---------    ---------
   Other comprehensive income (loss)                      6,800      (28,070)      48,647      (41,692)
                                                      ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)                           $  (4,990)   $  (4,598)   $  24,075    $  13,937
                                                      =========    =========    =========    =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                             (Dollars in thousands)

                                                 Additional   Accumulated
                                                  Paid-In        Other                     Deferred
                                       Common    Capital -   Comprehensive  Accumulated     Equity      Treasury
                                        Stock     Common     Income (Loss)    Earnings   Compensation     Stock       Total
                                        -----     ------     -------------    --------   ------------     -----       -----

BALANCE, December 31, 1999             $  337   $  836,853    $ (47,779)    $ 436,417     $   52,670   $ (26,514)  $ 1,251,984

Net loss                                                                      (24,572)                                 (24,572)

Net unrealized gain on investments                               48,647                                                 48,647

Dividends paid on common stock
    ($0.24 per share)                                                          (7,876)                                  (7,876)

Deferred equity compensation                                                                  29,419                    29,419

Deferred equity payout                               6,524                                   (18,811)      7,564        (4,723)

Purchase of 2,989 shares of
   common stock                                                                                             (152)         (152)

Sale of 511,031 shares of  treasury
   stock                                            23,113                                                15,530        38,643

Settlement of forward shares                        39,408                                                              39,408

Settlement of stock options                            446                                      (446)                        0

Recharacterization of deferred
   compensation                                                                              (62,832)                  (62,832)

Retirement of treasury stock               (2)      (3,570)                                                3,572             0

Contribution of redeemable preferred
   stock                                               700                                                                 700
                                       ------   ----------    ---------     ---------     ----------   ---------   -----------

BALANCE, June 30, 2000                 $  335   $  903,474    $     868     $ 403,969     $        0   $       0   $ 1,308,646
                                       ======   ==========    =========     =========     ==========   =========   ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                         Six Months Ended June 30,
                                                            2000           1999
                                                            ----           ----
Cash flows from operating activities:
   Premiums received, net                               $   118,098    $    78,387
   Policy acquisition, merger and other operating
     expenses paid, net                                    (116,656)       (44,123)
   Loss and LAE recovered (paid), net                         1,923           (600)
   Net investment income received                            49,225         37,470
   Recoverable advances paid                                 (4,178)       (10,350)
   Federal income taxes paid                                (21,911)       (21,266)
   Interest paid                                             (8,269)        (8,037)
   Other, net                                                (1,548)           338
                                                        -----------    -----------
          Net cash provided by operating activities          16,684         31,819
                                                        -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of bonds                           1,019,826      1,076,195
   Purchases of bonds                                    (1,275,788)    (1,097,665)
   Purchases of property and equipment                       (3,152)          (476)
   Net decrease (increase) in short-term securities         172,820        (12,253)
   Other investments, net                                       719          1,283
                                                        -----------    -----------
          Net cash used for investing activities            (85,575)       (32,916)
                                                        -----------    -----------

Cash flows from financing activities:
   Dividends paid                                            (7,876)        (6,806)
   Sale of treasury stock                                    38,643         12,888
   Settlement of forward shares                              39,408
   Other                                                      8,819            (49)
                                                        -----------    -----------

          Net cash provided by financing activities          78,994          6,033
                                                        -----------    -----------
Net increase in cash                                         10,103          4,936
Cash at beginning of period                                   6,284          3,490
                                                        -----------    -----------
Cash at end of period                                   $    16,387    $     8,426
                                                        ===========    ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. On July 5, 2000, the Company became an indirect wholly owned subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation (see Note
3).

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders filed on Form 10-K. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented, have been made. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

3. MERGER

      On July 5, 2000, the Company completed the previously announced merger, pursuant to which the Company became an indirect wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. In conjunction with this transaction, the Company has reflected in its June 30, 2000 financial statements the effects of the merger and related transactions. The Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its Forward Share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the transaction price. The net effect of the merger is to decrease net income for the three-month and six-month periods ended June 30, 2000 by $42.9 million and $75.5 million, respectively, and to decrease shareholder's equity at June 30, 2000 by $36.1 million.

4. EARNINGS PER SHARE

      The Company did not calculate earnings per share for the three-month or the six-month periods ended June 30, 2000 since, due to the merger with Dexia (see Note 3), shares of the Company's common stock are no longer publicly held.

5. ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS No. 133). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133, as amended, is effective for fiscal years beginning on or after January 1, 2001. Management believes that the adoption of FAS No. 133 will not have a material impact on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101, Revenue Recognition (SAB No. 101). An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. Management believes that the adoption of SAB No. 101 will not have a material impact on the consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

      On July 5, 2000, the Company completed the previously announced merger in which the Company became an indirect wholly owned subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. In conjunction with this transaction, the Company has reflected in its June 30, 2000 financial statements the effects of the merger and related transactions. The Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its Forward Share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the transaction price. The Company has reported the results of closing the transaction in these financial statements. The net effect of the merger is to decrease net income for the three-month and six-month periods ended June 30, 2000 by $42.9 million and $75.5 million, respectively, and to decrease shareholder's equity at June 30, 2000 by $36.1 million.

2000 and 1999 Second Quarter Results

The Company's 2000 second quarter net loss was $11.8 million, compared with net income of $23.5 million for the same period in 1999, a decrease of 150.2%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $41.2 million, compared with $33.6 million for the same period in 1999, an increase of 22.8%. Total core revenues in the second quarter of 2000 increased $9.9 million, from $62.8 million in 1999 to $72.7 million in 2000, while total core expenses increased only $1.1 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity based compensation programs and other non-operating items) was $42.0 million for the second quarter of 2000 versus $34.9 million for the comparable period in 1999, an increase of $7.1 million, or 20.3%.

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

Gross premiums written increased 81.5%, to $130.5 million for the second quarter of 2000 from $71.9 million for the second quarter of 1999. Gross PV premiums written increased 44.8%, to $169.4 million in the second quarter of 2000 from $117.0 million in the second quarter of 1999. In the second quarter of 2000, asset-backed gross PV premiums written were $71.9 million as compared with $66.6 million in 1999, an increase of 8.0%, international gross PV premiums were $52.6 million as compared with $22.4 million, an increase of 134.8%, and municipal business gross PV premiums written were $44.9 million as compared with $28.0 million, an increase of 60.4%. The increase in asset-backed premiums reflected good results across the collateralized debt obligation, consumer receivable and residential mortgage sectors. In the municipal bond market, an improved pricing environment led to increased premiums despite a decline versus the comparable quarter in municipal par volume issued. Growth in the international business was driven primarily by infrastructure and structured finance transactions in Europe.

In the second quarter of 2000, the Company insured par value of bonds totaling $18.1 billion, an increase of 5.7% when compared to the second quarter of 1999. FSA's second quarter asset-backed component rose 9.2% to $8.0 billion and the international sector rose 49.4% to $4.5 billion while its municipal sector declined 17.4% to $5.6 billion.

Net premiums written were $72.7 million for the second quarter of 2000, an increase of 40.3% when compared with 1999. Net premiums earned for the second quarter of 2000 were $44.7 million, compared with $42.8 million in the second quarter of 1999, an increase of 4.5%. Premiums earned from refundings and prepayments were $1.8 million for the second quarter of 2000 and $2.8 million for the same period of 1999, contributing $0.8 million and $1.4 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 7.4% relative to the same period in 1999 when the effects of refundings and prepayments are eliminated.

Net investment income was $29.4 million for the second quarter of 2000 and $22.7 million for the comparable period in 1999, an increase of 29.3%. The Company's effective tax rate on investment income was 14.5% for the second quarter of 1999 compared with 13.0% for the same period in 2000. In the second quarter of 2000, the Company realized $8.9 million in net capital losses as compared with $10.5 million for the same period in 1999. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the second quarter of 2000 in order to take advantage of various federal tax loss carrybacks which were available to the Company.

The provision for losses and loss adjustment expenses during the second quarter of 2000 was $3.1 million compared with $1.8 million in 1999, representing additions to the Company's general loss reserve. The additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions. At June 30, 2000, the unallocated balance in the Company's general loss reserve was $61.2 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $7.0 million for the second quarter of 2000 compared with $6.4 million for the same period of 1999) were $12.8 million for the second quarter of 2000 compared with $13.1 million for the same period in 1999, a decrease of 2.7%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $12.2 million for the second quarter of 2000 compared with $12.4 million for the same period in 1999, a decrease of 1.4%. The Company recognized $55.4 million in merger related expenses, of which $35.9 million represented an increase in equity based compensation and $19.5 million was for various fees related to the merger.

Loss before income tax benefits for the second quarter of 2000 was $17.5 million, as compared with income before income taxes of $29.3 million for the same period in 1999.

The Company's effective tax rate for the second quarter of 2000 was 32.5% compared with 19.9% for the same period in 1999. The effective tax rate differs from the statutory tax rate of 35.0% due to the non-deductibility of certain merger related expenses and tax-exempt interest income for the second quarter of 2000. The difference for the same period in 1999 is tax-exempt interest.

2000 and 1999 First Six Months Results

The Company's 2000 first half net loss was $24.6 million, compared with net income of $55.6 million for the same period in 1999. Core net income was $83.0 million, compared with $64.3 million for the same period in 1999, an increase of 29.0%. Total core revenues for the first half of 2000 increased $24.7 million, from $121.3 million in 1999 to $145.9 million in 2000, while total core expenses increased only $1.9 million. Operating net income was $85.2 million for the first half of 2000 versus $68.0 million for the comparable period in 1999, an increase of $17.2 million, or 25.3%.

Gross premiums written increased 31.4% to $197.4 million for the first half of 2000 from $150.3 million for the first half of 1999. Gross PV premiums written decreased 3.1%, from $239.1 million in 1999 to $231.7 million in the first half of 2000. Asset-backed gross PV premiums written were $98.7 million in the first half of 2000, as compared with $104.3 million in the first half of 1999, a decrease of 5.4%. In the municipal business, first-half gross PV premiums written decreased 8.4% to $65.7 million in 2000 from $71.7 million in 1999. For the international sector, gross PV premiums written in the first half increased to $67.3 million in 2000 from $63.1 million in 1999, an increase of 6.7%.

In the first half of 2000, the Company insured par value of bonds totaling $25.9 billion, a 13.5% decrease over the same period in 1999. FSA's first half asset-backed and municipal sectors declined 10.2% to $11.6 billion and 23.7% to $9.4 billion, respectively, while its international sector rose 4.1% to $4.9 billion.

Net premiums written were $109.6 million for the first half of 2000, an increase of $7.9 million, or 7.8%, when compared with 1999. Net premiums earned for the first half of 2000 were $92.3 million, compared with $84.1 million in the first half of 1999, an increase of 9.8%. Premiums earned from refundings and prepayments were $4.9 million for the first half of 2000 and $7.7 million for the same period of 1999, contributing $2.3 million and $3.7 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 14.5% relative to the same period in 1999 when the effects of refundings and prepayments are eliminated.

Net investment income was $57.8 million for the first half of 2000 and $44.8 million for the comparable period in 1999, an increase of 29.2%. The Company's effective tax rate on investment income was 14.9% for the first half of 1999 compared with 13.3% in 2000. In the first half of 2000, the Company realized $37.7 million in net capital losses as compared with $9.6 million for the same period in 1999. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the first half of 2000 in order to take advantage of various federal tax loss carrybacks which were available to the Company.

The provision for losses and loss adjustment expenses during the first half of 2000 was $4.9 million compared with $4.0 million for the same period in 1999, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $13.4 million for the first half of 2000 compared with $8.5 million for the same period of 1999) were $25.8 million for the first half of 2000 compared with $25.5 million for the same period in 1999, an increase of 1.3%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $24.4 million for the first half of 2000 compared with $23.4 million for the same period in 1999, an increase of 4.3%. The Company recognized $105.5 million in merger related expenses, of which $85.8 million represented an increase in equity based compensation and $19.7 million was for various fees related to the merger.

Loss before income tax benefits for the first half of 2000 was $45.8 million, as compared with income before income taxes of $72.1 million for the same period in 1999.

The Company's effective tax rate for the first half of 2000 was 46.3% compared with 22.9% for the same period in 1999. The effective tax rate differs from the statutory tax rate of 35.0% due to the non-deductibility of certain merger related expenses and tax-exempt interest income for the first half of 2000. The difference for the same period in 1999 is tax-exempt interest.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at June 30, 2000, net of unsettled security transactions, was $2,061.0 million, compared with the December 31, 1999 balance of $1,937.1 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $1.4 million at June 30, 2000 and $73.5 million in unrealized losses at December 31, 1999.

At June 30, 2000, the Company had, at the holding company level, an investment portfolio of $17.7 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt and to declare and pay dividends will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1999. Based upon FSA's statutory statements for the quarter ended June 30, 2000, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $79.3 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following such change in control. In addition, the Company holds $120 million of convertible surplus notes of FSA. Payments of principal and interest on such notes may be made with the approval of the New York Insurance Department.

Dividends paid by the Company to its shareholders increased to $7.9 million in the first half of 2000 from $6.8 million in 1999 and to $0.240 per common share in 2000 from $0.225 in 1999. In addition to paying dividends, the Company uses funds to make debt service payments and used funds to repurchase shares of the Company's common stock to fund employee benefit plans.

In connection with the merger, FSA repurchased $55.0 million of its stock from the Company, and the Company sold 511,031 of its shares held in a rabbi trust to Dexia for $38.6 million. The proceeds from these transactions were used to fund the Company's obligations under certain of its long-term, equity-linked compensation programs.

In 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company had the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs (net of dividends) in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercised Forward Shares under the subscription program, the Company settled with the participant but did not necessarily close out the corresponding Forward Share position with the Counterparties. In the fourth quarter of 1999, the Company entered into additional forward agreements with two Counterparties to purchase 750,000 Forward Shares at an initial cost of $53.50 per share. These agreements were similar to the Forward Share agreements described above, and the economic benefit and risk of these shares were for the account of the Company's employees and directors as described above. All of the Company's forward agreements were settled as a part of the merger with Dexia and, at June 30, 2000, the Company recognized a $39.4 million increase in the Company's additional paid-in capital reflecting the amounts due from the Counterparties.

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

FSA has a credit arrangement, aggregating $150.0 million at June 30, 2000, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At June 30, 2000, there were no borrowings under this arrangement, which expires on April 27, 2001, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $113.4 million was unutilized at June 30, 2000.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that began on April 30, 1999 and will expire on April 30, 2007 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of June 30, 2000.

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

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on Thursday, May 18, 2000. At the 2000 Annual Meeting, there were present by proxy or in person 32,357,856 shares of Common Stock and 2,000,000 shares of the Company's Preferred Stock, representing approximately 91.1% of the 35,517,995 shares (including the 2,000,000 shares of Preferred Stock) outstanding and eligible to vote. There were three proposals for consideration, each of which was approved. The results of the vote were as follows:

Proposal 1 -- Approval of the Merger Agreement

To approve an Agreement and Plan of Merger, providing for the merger of PAJY Inc. with and into the Company, with the Company being the surviving corporation:

   FOR                              AGAINST                          ABSTAIN
   ---                              -------                          -------
30,507,217                          10,314                            4,191

There were 1,850,639 shares constituting "broker no votes" for Proposal 1.

Proposal 2 -- Election of Directors

For the election of Directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified, as follows:

                                      Votes Being Cast For  Votes Being Withheld
                                      --------------------  --------------------

Terry L. Baxter                            32,318,675               39,181
Robert P. Cochran                          32,291,926               65,930
Robert N. Downey                           32,262,440               95,416
Anthony M. Frank                           32,163,840              194,016
Fudeji Hama                                32,277,700               80,156
K. Thomas Kemp                             32,298,375               59,481
David O. Maxwell                           32,317,840               40,016
Sean W. McCarthy                           32,291,426               66,430
James M. Osterhoff                         32,318,675               39,181
James H. Ozanne                            32,318,675               39,181
Richard A. Post                            32,298,375               59,481
Roger K. Taylor                            32,291,926               65,930
Howard M. Zelikow                          32,318,175               39,681

Proposal 3 -- Ratification of Selection of PricewaterhouseCoopers LLP as Independent Auditors

To ratify and approve the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2000:

   FOR                              AGAINST                          ABSTAIN
   ---                              -------                          -------
32,335,617                          11,560                           10,679

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      27    Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2000.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                         ---------------------------------------

August 14, 2000                            Jeffrey S. Joseph
                       Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                            Exhibit
-----------                            -------

    27          Financial Data Schedules.

    99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2000.