Form 10-Q
period 2000-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2000-11-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At October 31, 2000, there were 33,833,841 outstanding shares of Common Stock of the registrant (includes 315,846 shares of Common Stock owned by a trust on behalf of the Company).

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets - September 30, 2000
             and December 31, 1999                                          3

         Condensed Consolidated Statements of Operations and
             Comprehensive Income - Three and nine months ended
             September 30, 2000 and 1999                                    4

         Condensed Consolidated Statement of Changes in Shareholder's
             Equity - Nine months ended September 30, 2000                  5

         Condensed Consolidated Statements of Cash Flows - Nine
             months ended September 30, 2000 and 1999                       6

         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 15

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                             September 30,         December 31,
                                 ASSETS                                          2000                 1999
                                                                              -----------          -----------

Bonds at market value (amortized cost of $1,979,296 and $1,919,677)           $ 2,005,767          $ 1,852,669
Equity investments at market value (cost of $10,100 and $30,104)                    9,748               23,606
Short-term investments                                                             87,624              263,747
                                                                              -----------          -----------
     Total investments                                                          2,103,139            2,140,022
Cash                                                                                2,516                6,284
Deferred acquisition costs                                                        192,623              198,048
Prepaid reinsurance premiums                                                      343,374              285,105
Reinsurance recoverable on unpaid losses                                           11,310                9,492
Receivable for securities sold                                                     31,611               40,635
Investment in unconsolidated affiliates                                            32,449               29,709
Other assets                                                                      303,745              196,349
                                                                              -----------          -----------

          TOTAL ASSETS                                                        $ 3,020,767          $ 2,905,644
                                                                              ===========          ===========

                LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED
                             STOCK AND SHAREHOLDER'S EQUITY
Deferred premium revenue                                                      $   914,834          $   844,146
Losses and loss adjustment expenses                                                98,138               87,309
Deferred federal income taxes                                                      64,823               43,341
Ceded reinsurance balances payable                                                 42,768               36,387
Payable for securities purchased                                                   50,235              243,519
Notes payable                                                                     230,000              230,000
Minority interest                                                                  35,692               32,945

Accrued expenses and other liabilities                                            216,867              135,313
                                                                              -----------          -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                               1,653,357            1,652,960
                                                                              -----------          -----------

Redeemable preferred stock (20,000,000 shares authorized; 0 and
   2,000,000 issued and outstanding; par value of $.01 per share)                                           20

Additional paid-in capital - preferred                                                                     680
                                                                                                   -----------

REDEEMABLE PREFERRED STOCK                                                                                 700
                                                                                                   -----------
Common stock (200,000,000 shares authorized; 33,517,995 and
   33,676,301 issued; par value of $.01 per share)                                    335                  337
Additional paid-in capital - common                                               903,479              836,853
Accumulated other comprehensive income (loss) [net of deferred
   income tax provision (benefit) of $8,284 and $(25,727)]                         17,835              (47,779)
Accumulated earnings                                                              445,761              436,417
Deferred equity compensation                                                                            52,670

Less treasury stock at cost (0 and 961,418 shares held)                                                (26,514)
                                                                              -----------          -----------

          TOTAL SHAREHOLDER'S EQUITY                                            1,367,410            1,251,984
                                                                              -----------          -----------

TOTAL LIABILITIES AND MINORITY INTEREST, REDEEMABLE PREFERRED STOCK
   AND SHAREHOLDER'S EQUITY                                                   $ 3,020,767          $ 2,905,644
                                                                              ===========          ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (Dollars in thousands)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                    ---------------------------         ---------------------------
                                                                      2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------
Revenues:
   Net premiums written (net of premiums ceded
      of $31,264, $41,106, $119,024 and $89,620)                    $  43,909         $  70,853         $ 153,548         $ 172,598
   Increase in deferred premium revenue                                 1,775           (28,152)          (15,598)          (45,829)
                                                                    ---------         ---------         ---------         ---------
   Premiums earned (net of premiums ceded of
      $20,204, $16,431, $58,170 and $46,652)                           45,684            42,701           137,950           126,769
   Net investment income                                               30,741            24,432            88,580            69,192
   Net realized gains (losses)                                           (565)           (6,022)          (38,298)          (15,652)
   Other income                                                           231               928               916             1,080
                                                                    ---------         ---------         ---------         ---------
                     TOTAL REVENUES                                    76,091            62,039           189,148           181,389
                                                                    ---------         ---------         ---------         ---------
Expenses:
   Losses and loss adjustment expenses (net of
      reinsurance recoveries of $1,609, $5,027,
      $1,000 and $2,796)                                                2,281             1,950             7,139             5,950
   Interest expense                                                     4,154             4,154            12,461            12,461
   Policy acquisition costs                                             8,996             9,604            28,436            30,197
   Merger related expenses                                                                                105,541
   Other operating expenses                                             7,610             7,270            27,381            20,647
                                                                    ---------         ---------         ---------         ---------
                     TOTAL EXPENSES                                    23,041            22,978           180,958            69,255
                                                                    ---------         ---------         ---------         ---------
Minority interest and equity in earnings                                 (113)             (665)           (1,020)           (1,593)
                                                                    ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES                                             52,937            38,396             7,170           110,541
Benefit (provision) for income taxes                                  (11,145)           (8,689)           10,050           (25,205)
                                                                    ---------         ---------         ---------         ---------
NET INCOME                                                             41,792            29,707            17,220            85,336
                                                                    ---------         ---------         ---------         ---------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Holding gains (losses) arising during period                     16,602           (27,742)           39,900           (76,082)
      Less:  reclassification adjustment for losses
         included in net income                                          (365)           (4,301)          (25,714)          (10,949)
                                                                    ---------         ---------         ---------         ---------
   Other comprehensive income (loss)                                   16,967           (23,441)           65,614           (65,133)
                                                                    ---------         ---------         ---------         ---------
COMPREHENSIVE INCOME                                                $  58,759         $   6,266         $  82,834         $  20,203
                                                                    =========         =========         =========         =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                             (Dollars in thousands)

                                                        Additional   Accumulated                Deferred
                                                         Paid-In     Other Comp-                 Equity
                                             Common      Capital-     rehensive    Accumulated   Compen-    Treasury
                                             Stock       Common     Income (Loss)   Earnings     sation       Stock        Total
                                           ---------   -----------  -------------  -----------  ---------   ---------   -----------

BALANCE, December 31, 1999                 $     337   $   836,853     $ (47,779)   $ 436,417   $  52,670   $ (26,514)  $ 1,251,984

Net income                                                                             17,220                                17,220

Net unrealized gain on investments,
   net of tax                                                             65,614                                             65,614

Dividends paid on common stock
    ($0.24 per share)                                                                  (7,876)                               (7,876)

Deferred equity compensation                                                                       29,419                    29,419

Deferred equity payout                                       6,524                                (18,811)      7,564        (4,723)

Purchase of 2,989 shares of
   common stock                                                                                                  (152)         (152)

Sale of 511,031 shares of treasury
   stock                                                    23,113                                             15,530        38,643

Settlement of forward shares                                39,408                                                           39,408

Settlement of stock options                                    446                                   (446)                        0

Recharacterization of deferred
   compensation                                                                                   (62,832)                  (62,832)

Retirement of treasury stock                      (2)       (3,570)                                             3,572             0

Contribution of redeemable preferred
   stock                                                       700                                                              700

Other                                                            5                                                                5
                                           ---------   -----------     ---------    ---------   ---------   --------    -----------

BALANCE, September 30, 2000                $     335   $   903,479     $  17,835    $ 445,761   $       0   $       0   $ 1,367,410
                                           =========   ===========     =========    =========   =========   =========   ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             2000            1999
                                                          -----------    -----------
Cash flows from operating activities:
   Premiums received, net                                 $   157,166    $   171,519
   Policy acquisition, merger and other operating
     expenses paid, net                                      (239,374)       (52,337)
   Loss and LAE recovered (paid), net                           1,723           (641)
   Net investment income received                              79,339         61,622
   Recoverable advances paid                                   (4,040)       (10,889)
   Federal income taxes paid                                  (22,241)       (30,872)
   Interest paid                                              (10,006)       (12,172)
   Other, net                                                    (984)        (2,271)
                                                          -----------    -----------
          Net cash provided by (used for) operating
            activities                                        (38,417)       123,959
                                                          -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of bonds                             1,256,398      1,607,865
   Purchases of bonds                                      (1,517,243)    (1,695,494)
   Purchases of property and equipment                         (3,570)          (686)
   Net decrease (increase) in short-term securities           179,391        (37,188)
   Other investments, net                                       2,519            911
                                                          -----------    -----------
          Net cash used for investing activities              (82,505)      (124,592)
                                                          -----------    -----------

Cash flows from financing activities:
   Dividends paid                                              (7,876)       (10,436)
   Sale of treasury stock                                      38,644         12,393
   Settlement of forward shares                                39,408
   Other                                                       46,978            (49)
                                                          -----------    -----------
          Net cash provided by financing activities           117,154          1,908
                                                          -----------    -----------
Net increase (decrease) in cash                                (3,768)         1,275
Cash at beginning of period                                     6,284          3,490
                                                          -----------    -----------
Cash at end of period                                     $     2,516    $     4,765
                                                          ===========    ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999

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

2. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders filed on Form 10-K. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

3. MERGER

      On July 5, 2000, the Company completed the previously announced merger, pursuant to which the Company became an indirect wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. The Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its Forward Share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the transaction price. The net effect of the merger is to decrease net income for the nine months ended September 30, 2000 by $75.5 million and to decrease shareholder's equity at September 30, 2000 by $36.1 million.

4. EARNINGS PER SHARE

      The Company did not calculate earnings per share for the three-month or the nine-month periods ended September 30, 2000 since, due to the merger with Dexia (see Note 3), shares of the Company's common stock are no longer publicly held.

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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

On July 5, 2000, the Company completed the previously announced merger in which the Company became an indirect wholly owned subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. As a result of this transaction, the Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its Forward Share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the transaction price. The Company has reported the results of closing the transaction in these financial statements. The net effect of the merger is to decrease net income for the nine-month period ended September 30, 2000 by $75.5 million and to decrease shareholder's equity at September 30, 2000 by $36.1 million.

2000 and 1999 Third Quarter Results

The Company's 2000 third quarter net income was $41.8 million, compared with net income of $29.7 million for the same period in 1999, an increase of 40.7%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $44.4 million, compared with $35.9 million for the same period in 1999, an increase of 23.6%. Total core revenues in the third quarter of 2000 increased $8.0 million, from $66.2 million in 1999 to $74.2 million in 2000, while total core expenses increased only $1.0 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity-based compensation programs and other non-operating items) was $45.4 million for the third quarter of 2000 versus $36.7 million for the comparable period in 1999, an increase of $8.7 million, or 23.8%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written), reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. The discount rate used to calculate the gross PV premiums written is 5.77% for 2000 and was 5.93% for 1999. The discount rates represent the average pre-tax yield on the Company's investment portfolio for the previous three years. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written decreased 32.9%, to $75.2 million for the third quarter of 2000 from $112.0 million for the third quarter of 1999. Gross PV premiums written decreased 40.3%, to $90.1 million in the third quarter of 2000 from the record third quarter result of $150.8 million in 1999. In the third quarter of 2000, asset-backed gross PV premiums written were $38.5 million as compared with $50.7 million in 1999, a decrease of 24.1%; international gross PV premiums were $17.6 million as compared with $40.8 million, a decrease of 56.9%; and municipal business gross PV premiums written were $34.0 million as compared with $59.3 million, a decrease of 42.7%. The decrease in asset-backed premiums resulted from lower premium rates due to higher credit quality transactions. The decrease in municipal business reflected lower overall new-issuance volume in the U.S. municipal bond market. The decrease in international business occurred because several high premium transactions closed in the third quarter of 1999.

In the third quarter of 2000, the Company insured par value of bonds totaling $14.3 billion, a decrease of 2.7% compared to the third quarter of 1999. FSA's third quarter asset-backed component rose 16.2% to $6.9 billion and the international sector rose 138.7% to $2.1 billion, while its municipal sector declined 32.4% to $5.3 billion.

Net premiums written were $43.9 million for the third quarter of 2000, a decrease of 38.0% when compared with 1999. Net premiums earned for the third quarter of 2000 were $45.7 million, compared with $42.7 million in the third quarter of 1999, an increase of 7.0%. Premiums earned from refundings and prepayments were $2.4 million for the third quarter of 2000 and $1.8 million for the same period of 1999, contributing $1.1 million and $0.8 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 5.8% relative to the same period in 1999 when the effects of refundings and prepayments are eliminated.

Net investment income was $30.7 million for the third quarter of 2000 and $24.4 million for the comparable period in 1999, an increase of 25.8%. The Company's effective tax rate on investment income was 12.5% for the third quarter of 2000 compared with 15.2% for the same period in 1999. In the third quarter of 2000, the Company realized $0.6 million in net capital losses compared with $6.0 million for the same period in 1999. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the third quarter of 2000 was $2.3 million compared with $1.9 million in 1999, representing additions to the Company's general loss reserve. Additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience and future economic conditions. At September 30, 2000, the unallocated balance in the Company's general loss reserve was $64.1 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $4.9 million for the third quarter of 2000 compared with $4.0 million for the same period of 1999) were $11.7 million for the third quarter of 2000 compared with $12.9 million for the same period in 1999, a decrease of 8.9%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $11.0 million for the third quarter of 2000 compared with $12.3 million for the same period in 1999, a decrease of 11.0%.

Income before income taxes for the third quarter of 2000 was $52.9 million, compared with $38.4 million for the same period in 1999.

The Company's effective tax rate for the third quarter of 2000 was 21.1%, compared with 22.6% for the same period in 1999. The effective tax rate differs from the statutory tax rate of 35.0% due to tax-exempt interest income.

2000 and 1999 First Nine Months Results

The Company's 2000 first nine months of net income was $17.2 million, compared with net income of $85.3 million for the same period in 1999. The decrease was primarily due to $105.5 million of merger related expenses during the first nine months of 2000. Core net income was $127.4 million, compared with $100.2 million for the same period in 1999, an increase of 27.1%. Total core revenues for the first nine months of 2000 increased $32.7 million, from $187.5 million in 1999 to $220.2 million in 2000, while total core expenses increased only $0.8 million. Operating net income was $130.7 million for the first nine months of 2000 versus $104.7 million for the comparable period in 1999, an increase of $26.0 million, or 24.8%.

Gross premiums written increased 3.9% to $272.6 million for the first nine months of 2000 from $262.2 million for the first nine months of 1999. Gross PV premiums written decreased 17.5%, from $389.9 million in the first nine months of 1999 to $321.8 million in the first nine months of 2000. Asset-backed gross PV premiums written were $137.2 million in the first nine months of 2000, as compared with $155.0 million in the first nine months of 1999, a decrease of 11.5%. In the municipal business, for the first nine months gross PV premiums written decreased 23.9% to $99.7 million in 2000 from $131.0 million in 1999. For the international sector, gross PV premiums written in the first nine months decreased to $84.9 million in 2000 from $103.9 million in 1999, a decrease of 18.3%.

In the first nine months of 2000, the Company insured par value of bonds totaling $40.2 billion, a 10.0% decrease over the same period in 1999. FSA's first nine months asset-backed and municipal sectors declined 2.0% to $18.4 billion and 27.1% to $14.8 billion, respectively, while its international sector rose 24.9% to $7.0 billion.

Net premiums written were $153.5 million for the first nine months of 2000, a decrease of $19.1 million, or 11.0%, when compared with 1999. Net premiums earned for the first nine months of 2000 were $138.0 million, compared with $126.8 million in the first nine months of 1999, an increase of 8.8%. Premiums earned from refundings and prepayments were $7.3 million for the first nine months of 2000 and $9.5 million for the same period of 1999, contributing $3.3 million and $4.5 million, respectively, to after-tax earnings. Net premiums earned for the first nine months of 2000 grew 11.5% relative to the same period in 1999 when the effects of refundings and prepayments are eliminated.

Net investment income was $88.6 million for the first nine months of 2000 and $69.2 million for the comparable period in 1999, an increase of 28.0%. The Company's effective tax rate on investment income was 13.0% for the first nine months of 2000 compared with 15.0% in 1999. In the first nine months of 2000, the Company realized $38.3 million in net capital losses as compared with $15.7 million for the same period in 1999. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the first half of 2000 in order to take advantage of various federal tax loss carrybacks which were available to the Company.

The provision for losses and loss adjustment expenses during the first nine months of 2000 was $7.1 million compared with $5.9 million for the same period in 1999, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $18.3 million for the first nine months of 2000 compared with $12.4 million for the same period of 1999) were $37.6 million for the first nine months of 2000 compared with $38.4 million for the same period in 1999, a decrease of 2.2%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $35.4 million for the first nine months of 2000 compared with $35.8 million for the same period in 1999, a decrease of 1.0%. The Company recognized $105.5 million in merger related expenses, of which $85.8 million represented an increase in equity-based compensation and $19.7 million was for various fees related to the merger.

Income before income tax benefits for the first nine months of 2000 was $7.2 million, compared with income before income taxes of $110.5 million for the same period in 1999.

The Company's effective tax rate for the first nine months of 2000 differed from the statutory tax rate of 35.0% due to the non-deductibility of certain merger related expenses and tax-exempt interest. The effective tax rate of 22.8% for the same period in 1999 differs from the statutory tax rate of 35.0% due to tax-exempt interest.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at September 30, 2000, net of unsettled security transactions, was $2,084.5 million, compared with the December 31, 1999 balance of $1,937.1 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $26.1 million at September 30, 2000 and $73.5 million in unrealized losses at December 31, 1999.

At September 30, 2000, the Company had, at the holding company level, an investment portfolio of $15.0 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 1999. Based upon FSA's statutory statements for the quarter ended September 30, 2000, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $77.5 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following such change in control, beginning July 5, 2000. In addition, the Company holds $120 million of convertible surplus notes of FSA. Payments of principal and interest on such notes may be made with the approval of the New York Insurance Department. In the first nine months of 2000, FSA paid $4.5 million in interest on such notes, compared with $6.7 million for the first nine months of 1999.

In the first nine months of 1999, the Company paid $10.4 million, $0.345 per common share, in dividends to its shareholders. In 2000, the Company paid $7.9 million, $0.240 per common share, in dividends. The amounts are not comparable as the dividends paid in 2000 represent only six months of regular quarterly dividends, which were discontinued after the merger.

In connection with the merger, FSA repurchased $55.0 million of its stock from the Company, and the Company sold 511,031 of its shares held in a rabbi trust to Dexia for $38.6 million. The proceeds from these transactions were used to fund the Company's obligations under certain of its long-term, equity-based compensation programs.

In 1996, the Company entered into forward agreements with two financial institutions (the Counterparties) in respect of 1,750,000 shares (the Forward Shares) of the Company's common stock. Under the forward agreements, the Company had the obligation either (i) to purchase the Forward Shares from the Counterparties for a price equal to $26.50 per share plus carrying costs or (ii) to direct the Counterparties to sell the Forward Shares, with the Company receiving any excess or making up any shortfall between the sale proceeds and $26.50 per share plus carrying costs (net of dividends) in cash or additional shares, at its option. The Company made the economic benefit and risk of 750,000 of these shares available for subscription by certain of the Company's employees and directors. When an individual participant exercised Forward Shares under the subscription program, the Company settled with the participant but did not necessarily close out the corresponding Forward Share position with the Counterparties. In the fourth quarter of 1999, the Company entered into additional forward agreements with two Counterparties to purchase 750,000 Forward Shares at an initial cost of $53.50 per share. These agreements were similar to the Forward Share agreements described above, and the economic benefit and risk of these shares were for the account of the Company's employees and directors as described above. All of the Company's forward agreements were settled in connection with the merger with Dexia and, at June 30, 2000, the Company recognized a $39.4 million increase in the Company's additional paid-in capital reflecting the amounts received from the Counterparties.

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

FSA has a credit arrangement, aggregating $150.0 million at September 30, 2000, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At September 30, 2000, there were no borrowings under this arrangement, which expires on April 27, 2001, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $113.4 million was unutilized at September 30, 2000.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that began on April 30, 1999 and will expire on April 30, 2007 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of September 30, 2000.

The Company has no plans for material capital expenditures within the next twelve months.

Forward-Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      3.1 Certificate of Merger of PAJY Inc. into Financial Security Assurance Holdings Ltd. under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000)

      3.2 Certificate of Merger of White Mountains Holdings, Inc. and Financial Security Assurance Holdings Ltd. into Financial Security Assurance Holdings Ltd. under Section 904 of the Business Corporation Law (effective July 5, 2000)

      3.3 Amended and Restated Bylaws of Financial Security Assurance Holdings Ltd. as amended and restated on July 5, 2000

      10.1++ Financial Security Assurance Holdings Ltd. Deferred Compensation Plan (Amended and Restated as of July 10, 2000)

      10.2++ Financial Security Assurance Holdings Ltd. Supplemental Executive Retirement Plan As Amended and Restated as of July 10, 2000

      10.3++ Share Purchase Program Agreement dated as of September 4, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and Financial Security Assurance Holdings Ltd.

      27      Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2000.

      ++ Management contract or compensatory plan or arrangement required to be filed.

      (b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated July 5, 2000 (the "July 5, 2000 Form 8-K"), with the Securities and Exchange Commission. The July 5, 2000 Form 8-K (1) announced that the Company and Dexia S.A. had consummated the previously announced merger pursuant to which the Company became an indirect wholly owned subsidiary of Dexia; (2) reported that pursuant to the merger, each common share of the Company had been converted into the right to receive $76 in cash; and (3) attached a copy of the press release dated July 5, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                       By /s/ Jeffrey S. Joseph
                       ---------------------------------------------------------
November 13, 2000                        Jeffrey S. Joseph
                       Managing Director & Controller (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                                 Exhibit
-----------                                 -------

      3.1 Certificate of Merger of PAJY Inc. into Financial Security Assurance Holdings Ltd. under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000)

      3.2 Certificate of Merger of White Mountains Holdings, Inc. and Financial Security Assurance Holdings Ltd. into Financial Security Assurance Holdings Ltd. under Section 904 of the Business Corporation Law (effective July 5, 2000)

      3.3 Amended and Restated Bylaws of Financial Security Assurance Holdings Ltd. as amended and restated on July 5, 2000

      10.1 Financial Security Assurance Holdings Ltd. Deferred Compensation Plan (Amended and Restated as of July 10, 2000)

      10.2 Financial Security Assurance Holdings Ltd. Supplemental Executive Retirement Plan As Amended and Restated as of July 10, 2000

      10.3 Share Purchase Program Agreement dated as of September 4, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and Financial Security Assurance Holdings Ltd.

      27      Financial Data Schedules.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2000.