Form 10-K
period 2000-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2001-03-28
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 (212) 826-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                         Name of each exchange on which registered
                  -------------------                         -----------------------------------------
7.375% Senior Quarterly Income Debt Securities Due 2097             New York Stock Exchange, Inc.
6.950% Senior Quarterly Income Debt Securities Due 2098             New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 20, 2001 was $25.0 million. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were sold on February 15, 2001. The common stock of the Company ceased to be publicly traded in July 2000.

      At March 20, 2001, there were outstanding 33,213,238 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 304,757 shares of treasury stock).

Documents Incorporated By Reference

      None

                                TABLE OF CONTENTS

                                                                            Page

Item 1.  Business. .........................................................   2

Item 2.  Properties.........................................................  23

Item 3.  Legal Proceedings..................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders................  23

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  24

Item 6.  Selected Financial Data............................................  25

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  32

Item 8.  Financial Statements and Supplementary Data........................  32

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  56

Item 10. Directors and Executive Officers of the Registrant.................  57

Item 11. Executive Compensation.............................................  61

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  65

Item 13. Certain Relationships and Related Transactions.....................  67

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  68

Item 1. Business.

General

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "triple-A" by the major securities ratings agencies and obligations insured by FSA are generally awarded "triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 2000, FSA had gross premiums written of $372.3 million, of which 54% related to insurance of asset-backed obligations and 46% related to insurance of municipal obligations. At December 31, 2000, FSA had net insurance in force of $225.4 billion, of which 37% represented insurance of asset-backed obligations and 63% represented insurance of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

      FSA owns FSA Insurance Company ("FSAIC"), which in turn owns Financial Security Assurance International Ltd. ("FSA International"), Financial Security Assurance (U.K.) Limited ("FSA-UK") and Financial Security Assurance of Oklahoma, Inc. ("FSA Oklahoma"). FSA International is a Bermuda domiciled insurance company that primarily provides financial guaranty insurance for transactions outside United States and European markets as well as reinsurance to FSA. FSA-UK is a United Kingdom domiciled insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSAIC is an Oklahoma domiciled insurance company that primarily provides reinsurance to FSA. FSA Oklahoma ceased to be an operating company in 1998. All such insurance company subsidiaries are wholly owned, except that XL Capital Ltd ("XL") owns a minority interest in FSA International as described below.

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

      FSA Services (Australia) Pty Limited, a wholly owned subsidiary of the Company, provides representative services with respect to financial guaranties issued by FSA and its subsidiaries in connection with financial transactions that have obligors or assets located in Australia.

      When it commenced operations in 1985, the Company was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation ("U S WEST"), which subsequently changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Fire Insurance Co. Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

      In 1994, the Company completed an initial public offering of common shares, at which time White Mountains Insurance Group, Ltd. ("White Mountains") (formerly known as Fund American Enterprises Holdings, Inc.) made an investment in the Company and entered into certain agreements providing, among other things, White Mountains options to acquire additional shares of the Company from MediaOne. In 1994, pursuant to these agreements, the Company issued to White Mountains shares of Series A non-dividend paying voting convertible preferred stock. In 1999, White Mountains exercised its stock options and acquired additional shares of common stock from MediaOne. White Mountains is an insurance holding company.

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

      On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which is an indirect, wholly owned subsidiary of Dexia S.A. ("Dexia"), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. At December 31, 2000, the only holders of the Company's common stock were Dexia Holdings, Inc. and certain directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

      Dexia, through its bank subsidiaries, is primarily engaged in the business of public finance and investment management in France, Belgium, Luxembourg and other European countries.

      The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company also maintain offices domestically in San Francisco and Dallas and abroad in London, Singapore, Bermuda, Tokyo, Sydney and Madrid.

Industry Overview

      Financial guaranty insurance written by FSA typically guarantees scheduled payments on an issuer's obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA's underwriting policy is to insure asset-backed and municipal obligations that would otherwise be investment grade without the benefit of FSA's insurance. Asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also include payment obligations of counterparties and issuers under synthetic obligations such as credit default swaps and credit-linked notes. Municipal obligations insured by FSA consist primarily of general obligation bonds supported by the issuers' taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers' ability to impose and collect fees and charges for public services or specific projects.

      The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations employing transactional and financial skills to generate strong premium volume at attractive returns. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of three trends:
(i) expansion of asset securitization outside the residential mortgage sector;
(ii) substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and municipal bond purchases by individuals who generally purchase insured obligations; and (iii) growing use of asset securitization and financial guaranty insurance in non-U.S. markets, due, in part, to a trend towards private financing initiatives for projects that have essential public purposes and regulatory changes encouraging or facilitating off-balance sheet financings.

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

Business of FSA

General

      The business of FSA is managed by its Management Committee, comprised of its Chairman, Vice Chairman, President, General Counsel, Chief Underwriting Officer, Chief Financial Officer and Dexia liaison officer. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed and municipal obligations as described below.

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

      Asset-backed obligations include funded and synthetic transactions. Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of overcollateralization, excess cash flow or one or more other forms of credit enhancement to cover credit risks associated with the related assets. Synthetic asset-backed obligations generally take the form of credit default swap obligations or credit-linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

      According to industry sources, the par volume of U.S. public asset-backed securities, including securities distributed under Rule 144A, and the total par volume of insured U.S. asset-backed obligations, since 1996, were as follows:

                    New Issues of U.S. Public                 U.S. Asset-Backed Obligations Insured
Year                Asset-Backed Securities (1)                by Monoline Insurance Companies (2)
----                ---------------------------                -----------------------------------
                                           (in billions)
1996                          $163.2                                       $ 65.1
1997                           233.6                                         79.8
1998                           261.7                                        103.6
1999                           269.2                                        117.9
2000                           276.4                                        N/A (3)

(1) Information is from Asset-Backed Alert, January 8, 2001, and includes corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, collateralized debt obligations, commercial paper, synthetic transactions and non-Rule 144A private placements.

(2) Information is from a news release distributed by the Association of Financial Guaranty Insurors, May 16, 2000, and includes all primary-market and secondary-market U.S. insured transactions, except municipal obligations.

(3)   Not available.

      According to industry sources, par volumes in certain other asset-backed markets in 1999 and 2000 were as follows:

            U.S. Public Issues
             of Private-Label           U.S. Private Asset-     Non-U.S. Asset-     Worldwide Collateralized
Year     Mortgage-Backed Securities      Backed Securities     Backed Securities         Bond Obligations
----     --------------------------      -----------------     -----------------         ----------------
                                                            (in billions)
1999              $ 81.6                      $ 9.3                $ 90.7                   $ 63.5
2000                56.6                        1.8                  91.1                     68.4

(1) Information in the table above is from Asset-Backed Alert, January 8, 2001.

      The growth in the issuance of asset-backed obligations has been due in part to increased capital requirements of commercial banks and insurance companies and the contraction of credit extended to corporations. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. In addition, many corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. The period has also seen the development of finance companies that fund consumer finance and home equity lending through the capital markets.

      Since the late 1990s, there has been significant growth in the market for both funded and synthetic collateralized debt obligations (CDOs), which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors.

      Worldwide, the volume of asset-backed securities insured by monoline guarantors exceeded the volume of municipal securities insured by monoline guarantors for the first time in 1999, according to the Association of Financial Guaranty Insurors. This is due to the expansion of the asset-backed market, high demand for credit enhancement on complex asset-backed issues, the attraction of higher returns available in the asset-backed market, and an interest-rate-related volume decline in the U.S. municipal bond market.

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

      Until 1999, insurance of municipal obligations represented the largest portion of the financial guaranty insurance business. Since the early 1980s until 2000, insured municipal obligation volume grew substantially in terms of insurance in force, the number of municipalities issuing insured obligations and the types of municipal obligations that are insured. During such period, the percentage of municipal obligations insured also increased substantially. From 1991 to 1993, municipal issuance increased each year. The low market interest rates which prevailed during 1993 resulted in record levels of new issuances and refundings of municipal bonds. As expected, these record levels of issuances and refundings were not sustained when interest rates increased. Consequently, the volume of issuances and refundings of municipal bonds, and opportunities to write insurance for such bonds, fell significantly in 1994 and modestly in 1995. Both total issuance and refundings increased in 1996, 1997 and 1998, primarily because of lower interest rates. In 1999, rising interest rates caused a steep decline in refundings, which was responsible for much of the decline in total issuance that year. The year 2000 saw a further decline in both total municipal issuance and percentage of municipal par insured benefiting from bond insurance, attributable in part to budget surpluses reducing borrowing needs, with strengthened municipal issuers having less need to employ bond insurance.

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        Insured Municipal Obligations(1)

                                                                          New Insured
                                                                             Volume
                                      New               New                as Percent
Year                              Total Volume     Insured Volume      of New Total Volume
----                              ------------     --------------      -------------------
                                      (dollars in billions)
1995 .........................       $160.0            $68.5                 42.8%
1996 .........................        185.0             85.7                 46.3
1997 .........................        220.6            107.5                 48.7
1998 .........................        286.2            145.1                 50.7
1999 .........................        227.4            105.3                 46.3
2000 .........................        199.8             79.1                 39.6

----------
(1) Information is based on data provided in The Bond Buyer, January 8, 2001. Volume is expressed in terms of principal insured.

Types of Products

      FSA's insurance is employed in both the new issue and secondary markets. Insurance premium rates take into account the projected return to and risk assumed by FSA. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. Each obligation is evaluated on the basis of such factors and subject to FSA's underwriting guidelines. The final premium rate is generally a function of market factors, including, in the case of funded transactions, the interest rate savings to the issuer from the use of insurance.

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

      FSA insures payment obligations of counterparties and issuers under guaranteed investment contracts ("GIC's"), GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps. FSA also issues surety bonds under its Sure-Bid(R) program, which provides an alternative to issuers and financial advisors to traditional types of good faith deposits on competitive municipal bond transactions.

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 2000 and 1999 with respect to each type of asset-backed and municipal program:

            Net Par Amount and Percentage Outstanding by Program Type

                                                         December 31, 2000
                                 ------------------------------------------------------------------
                                      Asset-Backed Programs                Municipal Programs
                                 ------------------------------      ------------------------------
                                                   Percent of                           Percent of
                                     Net          Total Net Par          Net          Total Net Par
                                  Par Amount          Amount          Par Amount          Amount
                                 Outstanding       Outstanding       Outstanding       Outstanding
                                 -----------       -----------       -----------       -----------
                                                       (dollars in millions)
New Issue .....................   $63,312              94.6%           $79,945              93.0%
Secondary Market ..............       620               5.4              5,993               7.0
                                  -------             -----            -------             -----
      Total ...................   $66,932(1)          100.0%           $85,938(2)          100.0%
                                  =======             =====            =======             =====

                                                                            December 31, 1999
                                                    -----------------------------------------------------------------
                                                       Asset-Backed Programs                  Municipal Programs
                                                    -----------------------------        ----------------------------
                                                                     Percent of                           Percent of
                                                        Net         Total Net Par            Net        Total Net Par
                                                    Par Amount         Amount            Par Amount         Amount
                                                    Outstanding      Outstanding         Outstanding     Outstanding
                                                    -----------      -----------         -----------     -----------
                                                                         (dollars in millions)
New Issue........................................      $47,450           94.0%             $72,148           92.2%
Secondary Market.................................        3,058            6.0                6,149            7.8
                                                       -------          -----              -------          -----
      Total......................................      $50,508(1)       100.0%             $78,297(2)       100.0%
                                                       =======          =====              =======          =====

----------
(1) Excludes $327 million and $207 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2000 and 1999, respectively.
(2) Excludes $823 million and $926 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2000 and 1999, respectively.

Insurance in Force

      FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, auto loans, other consumer receivables, corporate bonds, bank loans, government debt and multifamily mortgage loans. Asset-backed obligations insured by FSA include payment obligations of counterparties and issuers under synthetic obligations such as credit default swaps and credit-linked notes structured to have risks similar to more traditional forms of asset-backed structures. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds and sale/leaseback obligation bonds. In 1990, FSA ceased writing insurance backed by commercial mortgage loans, and today retains only minor net insurance in force in that sector. FSA has also insured obligations of financial institutions and, on a short-term basis, obligations of highly rated corporate obligors.

      FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 2000, FSA and its subsidiaries had in force 791 issues insuring approximately $83.2 billion in gross direct par amount outstanding of asset-backed obligations and 6,008 issues insuring approximately $127.0 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 2000, FSA had assumed pursuant to certain reinsurance contracts approximately $0.3 billion and $0.9 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $211.4 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $57.4 billion, was approximately $154.0 billion. Net par data does not distinguish between quota share and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. At December 31, 2000, the weighted average life of the direct principal insured on these policies was approximately 4 and 13 years, respectively, for asset-backed and municipal obligations.

Asset-Backed Obligations

      FSA's insured portfolio of asset-backed obligations is divided into seven major categories:

      Domestic Residential Mortgage Loans. Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments.

      Domestic Consumer Receivables. Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans and leases, manufactured housing loans and credit card receivables.

      Domestic Government Securities. Obligations primarily backed by government securities include insured investment funds that invest in government securities and insured bonds backed by letters of credit or repurchase agreements collateralized by government securities. Government securities include full faith and credit obligations of the United States and obligations of public agencies and government sponsored enterprises of the United States, such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac").

      Domestic Pooled Corporate Obligations. Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations", "collateralized loan obligations" and credit default swap obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities.

      Domestic Investor-Owned Utility Obligations. Obligations primarily backed by investor-owned utilities include, most commonly, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities. In each case, these bonds are secured by a mortgage on property owned by or leased to an investor-owned utility.

      Other Domestic Asset-Backed Obligations. Other domestic asset-backed obligations insured by FSA include bonds or other securities backed by a combination of assets that include elements of more than one of the categories set forth above and also include unsecured corporate obligations satisfying FSA's underwriting criteria.

      International Asset-Backed Obligations. International asset-backed obligations include obligations of non-domestic funded and synthetic collateralized debt obligations, securitizations of perpetual floating rate notes of non-domestic banks, obligations of non-domestic investor owned utilities and other obligations having international aspects but otherwise within the asset-backed categories described above.

Municipal Obligations

      FSA's insured portfolio of municipal obligations is divided into eight major categories:

      Domestic General Obligation Bonds. General obligation bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes sufficient in an amount to provide for the full payment of the bonds to the extent other available funds are insufficient.

      Domestic Housing Revenue Bonds. Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first loss guaranties, and, in some cases, the general obligation of the issuing housing agency or a state's "moral obligation" (that is, not a legally binding commitment) to make up deficiencies.

      Domestic Municipal Utility Revenue Bonds. Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

      Domestic Health Care Revenue Bonds. Health care revenue bonds include both long-term maturities for capital construction or improvements of health care facilities and medium-term maturities for equipment purchase, and include both secured and unsecured obligations of individual hospitals and health care systems.

      Domestic Tax-Supported (Non-General Obligation) Bonds. Tax-supported (non-general obligation) bonds include a variety of bonds that, though not general obligations, are supported by the taxing ability of the issuer, such as tax-backed revenue bonds and lease revenue bonds. Tax-backed revenue bonds may be secured by a first lien on pledged tax revenues, such as those from special taxes, including those on retail sales and gasoline, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments, levied against property owners, which benefit from covenants by the district to levy, collect and enforce collections and to foreclose on delinquent properties. Lease revenue bonds or certificates of participation (COPs) may be secured by long-term obligations or by lease obligations subject to annual appropriation. The financed project is generally real property or equipment that, in the case of annual appropriation leases, FSA deems to serve an essential public purpose (e.g., schools, prisons, courts) or, in the case of long-term leases, is insulated from the risk of abatement resulting from nontenantability.

      Domestic Transportation Revenue Bonds. Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, parking facilities, toll roads and toll bridges.

      Other Domestic Municipal Bonds. Other domestic municipal bonds insured by FSA include college and university revenue bonds, moral obligation bonds, resource recovery bonds and debt issued, guarantied or otherwise supported by non-domestic national or local governmental entities.

      International Municipal Obligations. International municipal obligations include obligations of sovereign and sub-sovereign non-domestic municipal issuers, project finance transactions involving projects leased to or supported by payments from non-domestic governmental or quasi-governmental entities, non-domestic municipal utility revenue bonds and other obligations having international aspects but otherwise within the municipal categories described above.

      A summary of FSA's insured portfolio at December 31, 2000 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance. In recent years, FSA has tended to employ quota share reinsurance in the municipal sector and first loss reinsurance in the asset-backed sector.

                Summary of Insured Portfolio at December 31, 2000

                                                                                                            Percent
                                                      Number of          Net Par              Net            of Net
                                                      Issues In           Amount            Par and         Par and
                                                        Force          Outstanding          Interest        Interest
                                                     ------------    ---------------     --------------    -----------
                                                                               (dollars in millions)
Asset-backed obligations
   Residential mortgages........................             380            $16,641           $21,822           9.7%
   Consumer receivables.........................             118             16,389            18,216           8.1
   Pooled corporate obligations................              105             18,777            23,452          10.4
   Investor-owned utility obligations...........              29                492             1,111           0.5
   Other domestic asset-backed obligations......              47              1,741             2,603           1.1
   International obligations....................             112             13,219            15,184           6.7
                                                     ------------    ---------------     -------------     -----------
      Total asset-backed obligations............             791             67,259            82,388          36.5
                                                     ------------    ---------------     -------------     -----------
Municipal obligations
   General obligation bonds.....................            3646             33,219            51,045          22.6
   Housing revenue bonds........................             178              3,993             7,838           3.5
   Municipal utility revenue bonds..............             658             12,343            20,419           9.1
   Health care revenue bonds....................             148              5,686            10,066           4.5
   Tax-supported (non-general
     obligation) bonds..........................             753             18,731            30,927          13.7
   Transportation revenue bonds.................              76              4,078             7,547           3.4
   Other domestic municipal bonds...............             508              6,590            10,614           4.7
   International obligations....................              41              2,121             4,582           2.0
                                                     ------------    ---------------     -------------     -----------
      Total municipal obligations...............           6,008             86,761           143,038          63.5
                                                     ------------    ---------------     -------------     -----------
           Total................................           6,799           $154,020          $225,426         100.0%
                                                     ============    ===============     =============     ===========

Obligation Type

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 Annual New Business Insured by Obligation Type

                                                        Year Ended December 31,
                                               ----------------------------------------
                                               2000     1999     1998     1997     1996
                                               ----     ----     ----     ----     ----
Asset-backed obligations
   Residential mortgages .................      10%      14%      16%      19%      28%
   Consumer receivables ..................      20       20       16       23       24
   Government securities (1) .............       0        0        0        2        1
   Pooled corporate obligations ..........      20       14        9        3        1
   Investor-owned utility obligations (1)        0        0        0        0        0
   Other domestic asset-backed obligations       1        0        1        0        1
   International obligations .............      21       11        2        8        3
                                               ---      ---      ---      ---      ---
      Total asset-backed obligations .....      72       59       44       55       58
                                               ---      ---      ---      ---      ---
Municipal obligations
   General obligations bonds .............      11       19       22       18       20
   Housing revenue bonds .................       3        2        2        1        1
   Municipal utility revenue bonds .......       3        5        9        2        4
   Health care revenue bonds .............       1        2        6        4        2
   Tax-supported (non-general
     obligation) bonds ...................       5        8       10       10        9
   Transportation revenue bonds ..........       2        2        2        2        1
   Other domestic municipal bonds ........       2        3        5        6        4
   International bonds ...................       1        0        0        2        1
                                               ---      ---      ---      ---      ---
      Total municipal obligations ........      28       41       56       45       42
                                               ---      ---      ---      ---      ---
           Total .........................     100%     100%     100%     100%     100%
                                               ===      ===      ===      ===      ===

(1)   Percentages of 0 represent amounts that are less than .5% of the total.

Terms to Maturity

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 2000 and 1999:

        Estimated Terms to Maturity of Net Par of Insured Obligations(1)

                                                 December 31, 2000                         December 31, 1999
                                        ------------------------------------     --------------------------------------
                                                                        (in millions)
                   Estimated                Asset-                                   Asset-
                Term to Maturity            Backed             Municipal             Backed                Municipal
                ----------------            ------             ---------             ------                ---------
0 to 5 Years........................        $16,080             $ 4,010              $10,272                $ 3,351
5 to 10 Years.......................         22,983               9,468               13,911                  8,742
10 to 15 Years......................          9,268              18,548                8,956                 15,441
15 to 20 Years......................          1,055              24,995                  814                 24,711
20 Years and Above..................         17,873              29,740               16,762                 26,978
                                            -------             -------              -------                -------
   Total ...........................        $67,259             $86,761              $50,715                $79,223
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

Issue Size

      The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 2000:

              Asset-Backed -- Original Net Par Amount Per Issue(1)

                                                                                                                  Percent of
                                                                     Percent of                                      Total
                                                                        Total                Net Par                Net Par
                Original                           Number              Number                Amount                 Amount
             Net Par Amount                     of Policies           of Issues            Outstanding            Outstanding
             --------------                     -----------           ---------            -----------            -----------
                                                                          (dollars in millions)
Less than $10 million....................             550                33.5%                $   871                 1.3%
$10 to $25 million.......................             204                12.4                   1,666                 2.5
$25 to $50 million.......................             181                11.0                   1,629                 2.4
$50 million or greater...................             709                43.1                  62,766                93.8
                                                    -----               -----                 -------               -----
   Total ................................           1,644               100.0%                $66,932               100.0%
                                                    =====               =====                 =======               =====

----------
(1) Excludes $327 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                Municipal -- Original Net Par Amount Per Issue(1)

                                                                                                                    Percent of
                                                                        Percent of                                     Total
                                                                          Total                Net Par                Net Par
                 Original                             Number              Number               Amount                 Amount
              Net Par Amount                        of Policies          of Issues           Outstanding            Outstanding
              --------------                        -----------          ---------           -----------            -----------
                                                                             (dollars in millions)
Less than $10 million......................             8,704               74.5%               $22,622                 26.3%
$10 to $25 million.........................             1,743               14.9                 16,995                 19.8
$25 to $50 million.........................               624                5.3                 12,527                 14.6
$50 million or greater.....................               617                5.3                 33,794                 39.3
                                                       ------              -----                -------                -----
   Total ..................................            11,688              100.0%               $85,938                100.0%
                                                       ======              =====                =======                =====

----------
(1) Excludes $823 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

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

                   Municipal Insured Portfolio by Jurisdiction
                              at December 31, 2000

                                                                           Percent of Total
                                                             Net Par        Municipal Net
                                                Number        Amount          Par Amount
                Jurisdiction                  of Issues    Outstanding       Outstanding
                ------------                  ---------    -----------       -----------
                                                              (dollars in millions)
California..................................      647        $12,882             14.8%
New York....................................      485          8,107              9.3
Pennsylvania................................      431          5,511              6.4
Texas.......................................      516          6,062              7.0
Florida.....................................      167          5,214              6.0
New Jersey..................................      337          4,637              5.3
Illinois....................................      474          4,629              5.3
Massachusetts...............................      140          2,668              3.1
Michigan....................................      300          2,563              3.0
Wisconsin...................................      325          2,412              2.8
Washington..................................      177          1,852              2.1
All other U.S. Jurisdictions................     1968         28,103             32.4
International...............................       41          2,121              2.5
                                                -----        -------            -----
      Total ................................    6,008        $86,761            100.0%
                                                =====        =======            =====

Issuer Concentration

      FSA has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by Standard & Poor's Ratings Services ("S&P") to measure the at-risk amount (worst case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds insured by it. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 2000, insurance of asset-backed obligations constituted 43.7% of FSA's net par outstanding and insurance of municipal obligations constituted 56.3% of FSA's net par outstanding. At such date, FSA's ten largest net insured asset-backed transactions represented $11.7 billion, or 7.6%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $5.1 billion, or 3.3%, of its total net par amount outstanding. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. FSA is also subject to regulatory limits and rating agency guidelines on exposures to single credits.

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

      FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of credit default swaps, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Asset-backed obligations insured by FSA also often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon failure to satisfy performance based triggers. Overcollateralization or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first loss coverage sufficient to convey a triple-A rating on the insured obligations.

      FSA's underwriting guidelines for municipal obligations require that the municipal obligor be rated investment grade by Moody's Investors Service, Inc. ("Moody's") or S&P or, in the alternative, such obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor is required to provide a rate or charge covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the obligation.

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

      Final transaction approval is obtained from FSA's Management Review Committee for asset-backed transactions and from FSA's Municipal Underwriting Committee for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The Management Review Committee is comprised of FSA's Chairman, Vice Chairman, President, Chief Underwriting Officer, Chief International Underwriting Officer and General Counsel. The Municipal Underwriting Committee is comprised of FSA's Chairman, Vice Chairman, President, Chief Municipal Underwriting Officer, Associate Municipal Underwriting Officer, Associate General Counsel for Municipal Transactions and Managing Director for Municipal Surveillance. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Subject to applicable limits, secondary market and partial maturity asset-backed transactions that meet certain credit and return criteria may be approved by the Chief Underwriting Officer and the head of the department involved, with a third signature from a member of the Management Review Committee for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee comprised of the Chief Municipal Underwriting Officer or the Managing Director for Municipal Surveillance, an Associate General Counsel for Municipal Transactions and any one of certain designated managing directors of the Municipal Group.

Corporate Research

      FSA's Corporate Research Department is comprised of a professional staff under the direction of the Chief Underwriting Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating or providing recourse on obligations insured by FSA. The Corporate Research Department also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

      FSA's Transaction Oversight Departments and TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to an Oversight Committee comprised of FSA's Chairman, General Counsel, Chief Underwriting Officer, Chief Municipal Underwriting Officer and Chief Financial Officer. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

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

Loss Reserves

      FSA establishes a case basis reserve for the present value of an estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. A case basis reserve represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. FSA maintains reserves in an amount believed by its management to be sufficient to pay the present value of its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured.

      In addition to its case basis reserves, FSA maintains a non-specific general reserve in order to account for unidentified risks inherent in its overall portfolio. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount was calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at a risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA will, on an ongoing basis, monitor the general reserve and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written will result in a charge to earnings at that time.

      The Company's liability for losses and loss adjustment expenses consists of the case basis and general reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                               Year Ended December 31,
                                                               -----------------------

                                                            2000         1999         1998
                                                            ----         ----         ----
                                                                    (in thousands)
Balance at January 1                                      $ 87,309     $ 72,007     $ 75,417

Less reinsurance recoverable                                 9,492        6,421       30,618
                                                          --------     --------     --------

Net balance at January 1                                    77,817       65,586       44,799

Incurred losses and loss adjustment expenses:
       Current year                                          6,672        8,575        8,049
       Prior years                                           2,731          254       (4,100)

Recovered (paid) losses and loss adjustment expenses:
       Current year                                             --           --           --
       Prior years                                           4,499        3,402       16,838
                                                          --------     --------     --------

Net balance December 31                                     91,719       77,817       65,586

Plus reinsurance recoverable                                24,617        9,492        6,421
                                                          --------     --------     --------

     Balance at December 31                               $116,336     $ 87,309     $ 72,007
                                                          ========     ========     ========

      During 1998, the Company increased its general reserve by $3.9 million, reflecting $8.1 million for originations of new business offset by a $4.1 million decrease in the amount needed to fund the general loss reserve primarily because of recoveries on certain commercial mortgage transactions. During 1998, the Company transferred $18.4 million to its general reserve from case basis reserves due to those recoveries on commercial mortgage transactions. Also during 1998, the Company transferred $9.4 million from its general reserve to case basis reserves associated predominantly with certain consumer receivable transactions. Giving effect to these transfers, the general reserve totaled $47.3 million at December 31, 1998.

      During 1999, the Company increased its general reserve by $8.8 million for originations, of which $8.6 million was for originations of new business and $0.2 million was for the replenishment of the general reserve. Also during 1999, the Company transferred to the general reserve $3.5 million representing recoveries received on prior year transactions and transferred $4.6 million from the general reserve to the case basis reserves. Giving effect to these transfers, the general reserve totaled $55.0 million at December 31, 1999.

      During 2000, the Company increased its general reserve by $9.4 million, of which $6.7 million was for originations of new business and $2.7 million was for the accretion of the discount on prior years' reserves. Also during 2000, the Company transferred to the general reserve $2.0 million representing recoveries received on prior-year transactions and transferred $1.2 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $65.2 million at December 31, 2000.

      Reserves for losses and loss adjustment expenses are discounted at risk-free rates for the general reserve and for the case basis reserves at rates between 5.5% and 6.1%. The amount of discount taken was approximately $28.7 million, $31.1 million and $28.6 million at December 31, 2000, 1999 and 1998, respectively.

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

Competition and Industry Concentration

      FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed and municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corp. ("MBIA"). FSA is the smallest of the major primary financial guaranty insurers in terms of statutory capital. One new triple-A rated primary financial guaranty insurer (XL Capital Assurance Inc.) commenced operations in 2000, and potential entrants to the market are in the planning stages. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of triple-A rated financial institutions that can offer a product directly competitive with FSA's triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. In addition, credit default swaps, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Recent legislation may facilitate the direct participation by bank affiliates in the U.S. insurance business, including the financial guaranty insurance business. In addition, government sponsored entities, including FNMA and Freddie Mac, compete with the monoline financial guaranty insurers, on a limited basis, in the mortgage-backed and multifamily sectors.

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

      FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by United States government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting practices. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, the data below tends to overstate FSA's risk leverage in comparison to its industry counterparts.

                                                                                   December 31,
                                                                     ------------------------------------------
                                                                        2000            1999             1998
                                                                        ----            ----             ----
                                                                               (dollars in millions)
Financial guaranty primary insurers, excluding FSA (1)
   Leverage ratio...............................................        N/A(2)           146:1            151:1

FSA
   Gross insurance in force.....................................      $321,754        $271,964         $216,564
   Net insurance in force.......................................      $225,426        $195,571         $159,995
   Qualified statutory capital..................................        $1,437          $1,320           $1,038
   Leverage ratio...............................................         157:1           148:1            154:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 1999 and 1998.
(2)   Not available.

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

      FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risks; to reduce the need for additional capital; and to strengthen financial ratios. At December 31, 2000, FSA had reinsured approximately 27.2% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

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

      Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2000 were American Reinsurance Company, AXA Corporate Solutions S.A., ACE Guaranty Re Inc., Enhance Reinsurance Company, Tokio Marine, XL Insurance Ltd and RAM Reinsurance Co. Ltd.

      FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserve ("Statutory Capital") at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's loss ratio and expense ratio exceeds 100%. Under this agreement, FSA-UK ceded to FSA approximately 98% of its retention after other reinsurance of its policies issued in 2000.

Rating Agencies

      The value of the insurance product sold by FSA is generally a function of the "rating" applied to obligations insured by FSA. The insurance financial strength, insurer financial strength and claims-paying ability, as the case may be, of FSA and its operating insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch IBCA, Inc. and Japan Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies. These rating agencies periodically review the business and financial condition of FSA, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured. Each rating agency performs periodic assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's "triple-A" rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General

      FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York ("New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact an insurance business. FSAIC and FSA Oklahoma are Oklahoma domiciled insurance companies also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiaries are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 2000 for the period ended December 31, 1999) and other state insurance regulatory authorities.

      FSA International is a Bermuda domiciled insurance company subject to applicable requirements of Bermuda law. FSA International maintains its principal executive offices in Hamilton, Bermuda. FSA International does not intend to transact business or establish a permanent place of business in the United States or Europe. FSA-UK is a United Kingdom domiciled insurance company subject to applicable requirements of English law. FSA-UK maintains its principal executive offices in London, England. Pursuant to European Union Directives, FSA-UK is generally authorized to write business out of its London office in other member countries of the European Union subject to the satisfaction of perfunctory registration requirements. FSA has a Singapore branch authorized to transact insurance business in Singapore and subject to regulation by Singapore authorities.

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

New York Financial Guaranty Insurance Law

      Article 69 of the New York Insurance Law ("Article 69"), a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

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

Dividend Restrictions

         FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends during 2000. Based upon FSA's statutory statements for the year ended December 31, 2000, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $79.7 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following such change in control, which occurred on July 5, 2000.

Financial Guaranty Insurance Regulation in Other Jurisdictions

      FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

      The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in France, Ireland and Germany from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA's Singapore branch.

Investment Portfolio

      FSA's primary objective in managing its investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. FSA's investment portfolio is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least "single A" at acquisition and the overall portfolio be rated "double A" on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. Formerly, the Company and FSA also invested a small portion of their portfolios in equity securities and/or convertible debt securities. In late 1999, the Company disposed of a majority of such investments due in part to adverse credit for such investments under rating agency capital adequacy models. The Company has investments in various strategic partners, including XLFA and Fairbanks Capital Holding Corp., which owns a residential mortgage loan servicer. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

      The weighted average maturity of the Company's investment portfolio at December 31, 2000 was approximately 11.1 years. The Company's current investment strategy is to invest in quality readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

      The following tables set forth certain information concerning the investment portfolio of the Company:

                         Investment Portfolio by Rating
                             at December 31, 2000(1)

                                                Percent of
                                                Investment
                        Rating                  Portfolio
                        ---------------         ----------
                        AAA(2).........            69.6%
                        AA  ...........            24.9
                        A   ...........             5.2
                        BBB ...........              .2
                        Other..........              .1
                                                  -----
                                                  100.0%
                                                  =====

----------
(1) Ratings are for the long-term fixed income portfolio (94.1% of the entire investment portfolio as of December 31, 2000) and are based on the higher of Moody's or S&P ratings available at December 31, 2000.
(2) Includes U.S. Treasury and agency obligations, which comprised 4.3% of the total portfolio at December 31, 2000.

                             Summary of Investments

                                                                         December 31,
                                     --------------------------------------------------------------------------------------
                                               2000                          1999                           1998
                                     ------------------------       -----------------------        ------------------------
                                                     Weighted                      Weighted                        Weighted
                                      Amortized      Average        Amortized      Average         Amortized       Average
      Investment Category               Cost         Yield(1)         Cost         Yield(1)          Cost          Yield(1)
      -------------------             ---------      --------       ---------      --------        ---------       --------
                                                                  (dollars in thousands)
Long-term investments:
  Taxable bonds .............        $  494,038        7.28%        $  730,562        6.49%        $  613,324        5.96%
  Tax-exempt bonds ..........         1,504,105        5.74          1,189,115        5.54          1,041,718        5.26
                                     ----------                     ----------                     ----------
  Total long-term investments         1,998,143        6.12          1,919,677        5.90          1,655,042        5.51
Short-term investments(2) ...            75,980        6.09            205,093        5.43             74,675        4.96
                                     ----------                     ----------                     ----------
  Total investments(3) ......        $2,074,123        6.12%        $2,124,770        5.88%        $1,729,717        5.49%
                                     ==========                     ==========                     ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $45.8 million, $58.7 million and $23.9 million, respectively.
(3) Excludes stocks at cost of $10.0 million, $30.1 million and $64.3 million, respectively.

                      Investment Portfolio by Security Type

                                                                         December 31,
                                  --------------------------------------------------------------------------------------
                                            2000                          1999                           1998
                                  ------------------------       -----------------------        ------------------------
                                                  Weighted                      Weighted                        Weighted
                                   Amortized      Average        Amortized      Average         Amortized       Average
      Investment Category            Cost         Yield(1)         Cost         Yield(1)          Cost          Yield(1)
      -------------------          ---------      --------       ---------      --------        ---------       --------
                                                                  (dollars in thousands)
U.S. government securities        $   51,726        6.28%        $   80,446        5.71%        $  148,669        5.14%
Mortgage-backed securities           234,419        7.43            384,349        6.86            266,770        6.54
Municipal bonds ..........         1,504,105        5.74          1,189,115        5.54          1,041,718        5.26
Asset-backed securities ..            37,867        7.86             40,787        7.33             33,188        7.07
Corporate securities .....           154,786        7.04            222,703        6.04            164,697        5.34
Foreign securities .......            15,240        7.91              2,277        5.61                 --          --
                                  ----------                     ----------                     ----------
  Total fixed maturities .         1,998,143        6.12          1,919,677        5.90          1,655,042        5.51
Short-term investments(2)             75,980        6.09            205,093        5.43             74,675        4.96
                                  ----------                     ----------                     ----------
  Total investments(3) ...        $2,074,123        6.12%        $2,124,770        5.88%        $1,729,717        5.49%
                                  ==========                     ==========                     ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $45.8 million, $58.7 million and $23.9 million, respectively.
(3) Excludes stocks at cost of $10.0 million, $30.1 million and $64.3 million, respectively.

                     Distribution of Investments by Maturity

                                                                              December 31,
                                           -------------------------------------------------------------------------------------
                                                     2000                          1999                         1998
                                           -------------------------     -------------------------     -------------------------
                                                          Estimated                     Estimated                     Estimated
                                           Amortized        Market       Amortized        Market       Amortized        Market
         Investment Category                 Cost           Value           Cost          Value           Cost          Value
         -------------------               ----------     ----------     ----------     ----------     ----------     ----------
                                                                                (in thousands)
Due in one year or less(1) ...........     $   76,058     $   76,058     $  211,175     $  211,115     $   75,677     $   75,681
Due after one year through five years          94,865         95,675        189,461        188,584        137,094        139,642
Due after five years through ten years        154,535        161,943        154,121        153,523        225,259        233,080
Due after ten years ..................      1,476,380      1,566,942      1,144,877      1,089,465        991,729      1,030,156
Mortgage-backed securities ...........        234,419        240,223        384,349        375,460        266,770        270,500
Asset-backed securities ..............         37,866         38,455         40,787         39,559         33,188         33,656
                                           ----------     ----------     ----------     ----------     ----------     ----------
      Total investments(2) ...........     $2,074,123     $2,179,296     $2,124,770     $2,057,706     $1,729,717     $1,782,715
                                           ==========     ==========     ==========     ==========     ==========     ==========

----------
(1) Includes short-term investments in the amount of $76.0 million, $205.1 million and $74.7 million at December 31, 2000, 1999 and 1998, respectively, but excludes cash equivalents of $45.8 million, $58.7 million, and $23.9 million, respectively.
(2) Excludes stocks at cost of $10.0 million, $30.1 million and $64.3 million, respectively.

                           Mortgage-Backed Securities
                  Cost and Market Value by Investment Category

                                                                 December 31, 2000
                                                       ------------------------------------------
                                                                       Amortized      Estimated
       Investment Category                             Par Value         Cost        Market Value
       -------------------                             ---------         ----        ------------
                                                                    (in thousands)
Pass-through securities--U.S. Government agency        $204,811        $199,752        $205,855
CMO's--U.S. Government agency                             7,226           7,407           7,242
CMO's--non-agency                                        28,115          27,260          27,126
                                                       --------        --------        --------
      Total mortgage-backed securities                 $240,152        $234,419        $240,223
                                                       ========        ========        ========

      The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMO's") which are secured by mortgage loans guarantied or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held triple-A rated CMO's which are not guarantied by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as the government agency-backed securities.

      The CMO's held at December 31, 2000 have stated maturities ranging from 3 to 29 years, and expected average lives ranging from 1 to 12 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 2000, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

Employees

      At December 31, 2000, the Company and its subsidiaries had 243 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      On July 5, 2000, the Company completed a merger (the "Merger") in which the Company became an indirect wholly owned subsidiary of Dexia S.A., a publicly held Belgian corporation. Dexia S.A. also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. As a consequence of these actions, there is no longer any established public trading market for the Company's common stock. As of March 2001, the only holders of the Company's common stock were Dexia Holdings, Inc.; an affiliate of White Mountains Insurance Group Ltd. (a major shareholder of the Company prior to the Merger); and certain directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

      Information relating to the high and low sales prices per share for each quarterly period for the past two years until the Merger, and the frequency and amount of any cash dividends declared in the past two years, is set forth below:

                                                                     Market Price
                                                            -------------------------------
                                Dividends per Share           High       Low         Close
                                -------------------           ----       ---         -----
2000
Quarter ended March 31                $0.1200               $73.4375   $43.0000    $73.4375
Quarter ended June 30 (1)              0.1200                75.8750    72.8750     75.8750

1999
Quarter ended March 31                $0.1125               $55.4375   $46.1250    $49.6250
Quarter ended June 30                  0.1125                59.1250    47.8125     52.0000
Quarter ended September 30             0.1200                55.5000    46.6875     51.6875
Quarter ended December 31              0.1200                60.2500    47.8750     52.1250

----------
(1) Effective July 5, 2000, as a consequence of the Merger, there ceased to be a market for the Company's common stock. The Company has not paid any dividends since July 5, 2000.

Information concerning restrictions on the payment of dividends is set forth in
Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions."

Item 6. Selected Financial Data

This following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

----------------------------------------------------------------------------------------------------------------
Dollars in millions                                     2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (a)
----------------------------------------------------------------------------------------------------------------
Gross premiums written                            $    372.3   $    362.7   $    319.3   $    236.4   $    177.0
----------------------------------------------------------------------------------------------------------------
Net premiums written                                   218.1        230.4        219.9        172.9        121.0
----------------------------------------------------------------------------------------------------------------
Net premiums earned                                    192.1        175.0        137.9        109.5         90.4
----------------------------------------------------------------------------------------------------------------
Net investment income                                  121.1         94.7         78.8         72.1         65.1
----------------------------------------------------------------------------------------------------------------
Net income                                              63.3        125.4        115.4         94.7         78.0
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (a)
----------------------------------------------------------------------------------------------------------------
Total investments                                 $  2,234.9   $  2,140.0   $  1,874.8   $  1,431.6   $  1,154.4
----------------------------------------------------------------------------------------------------------------
Total assets                                         3,148.7      2,905.6      2,452.3      1,931.2      1,560.2
----------------------------------------------------------------------------------------------------------------
Deferred premium revenue, net                          582.7        559.0        504.6        422.1        360.0
----------------------------------------------------------------------------------------------------------------
Loss and loss adjustment expense reserve, net           91.7         77.8         65.6         44.8         42.2
----------------------------------------------------------------------------------------------------------------
Notes payable                                          230.0        230.0        230.0        130.0         30.0
----------------------------------------------------------------------------------------------------------------
Preferred stock                                           --          0.7          0.7          0.7          0.7
----------------------------------------------------------------------------------------------------------------
Common shareholders' equity                          1,465.7      1,252.0      1,065.4        875.2        797.8
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
ADDITIONAL DATA
----------------------------------------------------------------------------------------------------------------
Qualified statutory capital                       $  1,436.7   $  1,320.1   $  1,037.7   $    781.7   $    675.9
----------------------------------------------------------------------------------------------------------------
Total claims-paying resources (b)                    2,805.1      2,592.3      2,119.6      1,696.1      1,372.3
----------------------------------------------------------------------------------------------------------------
Net par outstanding                                154,019.8    129,938.0    104,673.0     75,478.0     59,194.0
----------------------------------------------------------------------------------------------------------------
Net insurance in force (principal + interest)      225,426.4    195,571.0    159,995.0    117,430.0     93,704.0
----------------------------------------------------------------------------------------------------------------
Policyholders' leverage (risk-to-capital ratio)        157:1        148:1        154:1        150:1        139:1
----------------------------------------------------------------------------------------------------------------

(a) Prepared in accordance with accounting principles generally accepted in the United States of America.
(b) The sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, and credit available under standby line of credit ("soft capital") facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      On July 5, 2000, Financial Security Assurance Holdings Ltd. (the Company) completed the previously announced merger in which the Company became an indirect, wholly owned subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. As a result of the merger transaction, the Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. The Company also reflected the settlement of its forward share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the merger price. The net effect of the merger was to decrease net income by $75.5 million and to decrease shareholders' equity by $36.1 million.

Year Ended December 31, 2000 versus Year Ended December 31, 1999

      Adjusted book value per common share of the Company was $59.52 at December 31, 2000, up 18.3% including dividends since year-end 1999. Excluding realized and unrealized capital gains and losses, adjusted book value per share rose 12.5% including dividends. Management and some equity analysts use adjusted book value per common share as a proxy for the Company's intrinsic value, exclusive of franchise value. It is defined as book value plus the after-tax present value of all deferred premium income and the change in value of forward shares (for
1999), less deferred expenses. Adjusted book value is not a substitute for GAAP book value.

      The Company discusses its financial results by breaking out various levels of its income statement in order to present a better analysis of underlying trends. Core net income represents net income before the after-tax effects of refundings and prepayments, net realized capital gains and losses, the cost of equity-based compensation programs and other non-recurring adjustments. Core net income therefore represents the Company's normal operating results on a basis comparable to that of its industry peers. Operating net income is core net income plus the after-tax effect of refundings and prepayments. The distinction between core and operating net income is important because higher than normal volumes of refundings and prepayments disproportionately increase earned premiums and could suggest a stronger earnings trend than the pace of originations would warrant. Net income, as reported, is operating net income plus the after-tax effects of capital gains and losses, the cost of equity-based compensation programs and other non-recurring items, if any.

      The Company's 2000 net income was $63.3 million ($138.8 million excluding merger-related costs), compared with $125.4 million for 1999, a decrease of 49.5%. Core net income was $176.0 million for 2000, compared with $140.0 million for 1999, an increase of 25.7%. Total core revenues increased in 2000 by $46.6 million, to $303.7 million for 2000 from $257.1 million for 1999, while total core expenses increased only $3.0 million. Operating net income was $181.5 million for 2000 versus $146.7 million for 1999, an increase of $34.8 million, or 23.7%.

      The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (gross PV premiums written), reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. The rates for 2000, 1999 and 1998 were 5.77%, 5.93% and 6.31%, respectively.
Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

      The Company's principal operating subsidiary, Financial Security Assurance Inc. (FSA), produced strong origination results despite a decline in U.S. municipal market volume and a generally slow first quarter caused by Year 2000
(Y2K) concerns. Anticipated computer problems associated with Y2K prompted many issuers to accelerate closing dates for their financings, which increased premium production in the fourth quarter of 1999 and reduced first quarter 2000 production. FSA wrote insurance policies generating $448.3 million of gross PV premiums in 2000, 13.3% lower than the record $517.2 million in 1999. The annual par value of bonds insured by FSA rose 4.8%, to $62.6 billion. PV premiums declined because FSA generally insured higher quality, lower premium transactions.

      In the U.S. asset-backed securities market, strong collateralized debt obligation (CDO) production and repeat business from auto loan and residential mortgage issuers contributed to FSA's 2000 results. FSA also increased its participation in other sectors, including franchise loans, sub-prime credit cards and manufactured housing. For the year, par value reached $28.0 billion and PV premiums totaled $198.9 million, compared to $24.8 billion and $200.4 million, respectively, for 1999.

      In the U.S. municipal bond market, the Company confronted reduced market volume. A strong economy created budget surpluses, reducing the need for bond issues to fund capital expenditures, and interest rate conditions discouraged refundings. The U.S. municipal business contributed $140.1 million in PV premiums, compared with $183.0 million written in 1999. FSA's U.S. municipal par insured fell to $21.5 billion in 2000 from $26.3 billion in 1999. The business was well diversified across sectors, average capital charges declined, and FSA guaranteed approximately 25% of the insured bonds issued during the year.

      In international markets, business was particularly strong in Europe, where FSA guaranteed public-private partnership (PPP) financings in the United Kingdom, synthetic CDOs and other transactions. A large market has developed in Europe for synthetics, which tend to be large-scale, high-quality transactions that produce attractive returns. Financial institutions use synthetics both to restructure their portfolios to achieve optimal allocations of regulatory capital and to take advantage of arbitrage opportunities. In synthetic transactions, FSA guarantees payment obligations of counterparties under credit default swaps referencing asset portfolios. Synthetics do not rely on new issues of public securities and therefore represent a growing business area that is not dependent on bond market variables. During 2000, FSA insured $13.2 billion of international par, compared with $8.7 billion in 1999, to generate PV premiums of $109.3 million, compared with $133.8 million in 1999. In its international business, FSA focuses on Western Europe and on certain developed countries in the Asia Pacific region.

      FSA's gross premiums written increased 2.7% to $372.3 million for 2000 from $362.7 million for 1999. Net premiums written were $218.1 million during 2000, a decrease of 5.3% when compared with the 1999 result. Gross premiums written grew at a faster pace than net premiums written because the Company utilized more reinsurance. This was largely the result of employment of reinsurance to address single-risk concerns on large transactions and capacity-constrained issues and also reflected increased use of reinsurance products providing first-loss coverage. Reinsurance cessions totaled 41.4% of 2000 gross premiums written, compared with 36.5% in 1999. Net premiums earned in 2000 were $192.1 million, compared with $175.0 million in 1999, an increase of 9.8%. Premiums earned from refundings and prepayments were $11.7 million for 2000 and $13.9 million for 1999, contributing $5.5 million and $6.6 million, respectively, to after-tax earnings. Refundings declined in response to the rising interest rate environment of 2000. Excluding the effects of refundings, net premiums earned grew 12.0% over the comparable 1999 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 2000 or 1999.

      Net investment income was $121.1 million for 2000 and $94.7 million for 1999, an increase of 27.9%. This increase was due primarily to higher invested balances arising from the proceeds of an equity offering in the fourth quarter of 1999 and revenues from new business writings. For further discussion, see Liquidity and Capital Resources below. The Company's effective tax rate on investment income was 13.1% for 2000, compared with 15.3% for 1999. In 2000, the Company realized $36.8 million in net capital losses, compared with $13.3 million of net capital losses in 1999. Capital gains and losses are a by-product of the normal investment management process and can vary substantially from period to period.

      Interest expense in 1999 and 2000 was $16.6 million. For further discussion, see Liquidity and Capital Resources below.

      The provision for losses and loss adjustment expenses in 2000 was $9.4 million, compared with $8.8 million in 1999, representing additions to the Company's general reserve. The additions to the general reserve represent management's estimate of the amount required to cover the present value of the net cost of claims adequately. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business, and future economic conditions. At December 31, 2000, the general reserve totaled $65.2 million.

      Total policy acquisition and other operating expenses (excluding the cost of equity-based compensation programs, which was $27.1 million for 2000 and $17.1 million for 1999) were $51.2 million in 2000, compared with $49.1 million in 1999, an increase of $2.1 million. Further excluding the effect of refundings, total policy acquisition and other operating expenses were $47.9 million in 2000, compared with $45.4 million in 1999, an increase of $2.5 million. The increase resulted from higher personnel costs. The Company's core expense ratio fell to 26.5% from 28.2% in 1999 due to higher core premiums earned. The Company recognized $105.5 million in merger-related expenses, of which $85.8 million represented an increase in equity-based compensation and $19.7 million was for various fees.

      Income before income taxes for 2000 was $67.4 million, down 58.9% from $164.0 million for 1999. The decrease resulted primarily from expenses incurred in 2000 of $105.5 million relating to the merger with Dexia.

      The Company's effective tax rate for 2000 was 6.1%, compared with 23.5% for 1999. The effective tax rate declined because merger-related expenses reduced net income, resulting in a higher than normal proportion of income derived from the Company's tax-exempt investment securities.

Market Risk

      The primary objective in managing the Company's investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including the Company's tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager for fixed-income investments and two external investment managers for fixed-income and equity investments execute investment decisions. These investment decisions are based on guidelines established by management and approved by the board of directors.

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company relate primarily to its investment portfolio, of which over 99% was invested in fixed-income securities at December 31, 2000. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases. Sensitivity to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2000, this hypothetical increase in interest rates would result in an after-tax decrease of $101.0 million in the net fair value of the Company's fixed-income portfolio. Since the Company is able to hold these investments to maturity, absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario.

      The Company's investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds, and mortgage-backed, asset-backed and corporate securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%, and the option-adjusted spreads of the securities are held constant. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

Year 2000 Disclosure

    The Company encountered no problems in its systems or its vendors' systems due to the arrival of Year 2000. The cost to the Company for Y2K compliance was immaterial. Based on the information FSA has received from servicers and trustees, management believes that FSA will not incur any claims under its financial guaranty contracts as a result of Y2K.

Year Ended December 31, 1999 versus Year Ended December 31, 1998

      Adjusted book value per common share was $52.57 at December 31, 1999, up 11.4% including dividends since year-end 1998. Excluding realized and unrealized capital gains and losses, adjusted book value per share rose 17.5% including dividends.

      The Company's 1999 net income was $125.4 million, compared with $115.4 million for 1998, an increase of 8.7%. Core net income was $140.0 million for 1999, compared with $107.5 million for 1998, an increase of 30.3%. Total core revenues increased in 1999 by $55.7 million, to $257.1 million for 1999 from $201.4 million for 1998, while total core expenses increased $15.0 million. Operating net income was $146.7 million for 1999 versus $114.9 million for 1998, an increase of $31.8 million, or 27.6%.

      FSA achieved exceptional results, as positive market trends created strong and broad-based demand for insured transactions. With solid contributions from its three core markets, FSA wrote insurance policies generating $517.2 million of gross PV premiums, 32.2% more than the $391.2 million in 1998. The annual par value of bonds insured by FSA rose just 1.9%, to $59.8 billion. The greater rise in PV premiums reflects an improved municipal pricing environment and a higher proportion of asset-backed and international transactions, which tend to have higher premiums than municipal bonds. The credit quality and return characteristics for the new business were extremely attractive.

      The Company increased its production in the U.S. asset-backed market, which was characterized by robust issuance and by lack of liquidity in the market for subordinated securities. In this sector, FSA increased its PV premiums by 35.7% to $200.4 million and its par originated by 14.7% to $24.8 billion. FSA expanded its business in the CDO market, where it has established a leadership position, benefited from its strong relationships with repeat issuers in the sub-prime finance sector and completed a number of innovative mortgage-backed transactions.

      In the U.S. municipal bond market, the Company registered strong results, despite a 21% decline in total market volume of new municipal bonds and reduced insurance penetration. In an environment characterized by improved pricing, the opportunities to earn higher returns increased, and FSA continued its commitment to pricing and credit discipline. The U.S. municipal business contributed $183.0 million in PV premiums, compared with the record $220.3 million written in 1998. The 16.9% decrease in U.S. municipal PV premiums is significantly less than the 23.8% decline in FSA's U.S. municipal par insured, which fell to $26.3 billion in 1999 from $34.5 billion in 1998.

      In international markets, FSA had a breakthrough year, as the asset-backed and infrastructure markets expanded. FSA insured $8.7 billion of international par, compared with $2.5 billion in 1998, to generate PV premiums of $133.8 million, compared with $23.2 million in 1998. In its international business, FSA focuses on Western Europe and on certain developed countries in the Asia Pacific region, specifically Japan, Australia and New Zealand. During 1999 in Europe, FSA expanded its participation in financings under the United Kingdom's Private Finance Initiative (PFI), a government-sponsored program designed to privatize public assets. It also guaranteed several large structured finance transactions and was active in the synthetic CDO sector. Proposed changes in international guidelines for bank regulation are driving growth in the synthetic market. In Japan, despite modest volume, FSA completed transactions in the consumer receivables and CDO markets and prepared for greater participation as the Japanese securitization market matures.

      FSA's gross premiums written increased 13.6% to $362.7 million for 1999 from $319.3 million for 1998. Net premiums written were $230.4 million during 1999, an increase of 4.8% when compared with the 1998 result. Gross premiums written grew at a faster pace than net premiums written because the Company used more reinsurance. This was the result of joint venture transactions with XL Capital Ltd and The Tokio Marine and Fire Insurance Co., Ltd., along with expansion of reinsurance capacity for large transactions and capacity-constrained issuers. Reinsurance cessions totaled 36.5% of 1999 gross premiums written, compared with 31.1% in 1998. Net premiums earned in 1999 were $175.0 million, compared with $137.9 million in 1998, an increase of 26.8%. Premiums earned from refundings and prepayments were $13.9 million for 1999 and $15.8 million for 1998, contributing $6.6 million and $7.4 million, respectively, to after-tax earnings. Refundings declined in response to the rising interest rate environment of 1999. Excluding the effects of refundings, net premiums earned grew 31.9% over the comparable 1998 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 1999 or 1998.

      Net investment income was $94.7 million for 1999 and $78.8 million for 1998, an increase of 20.2%. This increase was due primarily to higher invested balances as a result of new business writings and proceeds from a debt offering in the fourth quarter of 1998. For further discussion, see Liquidity and Capital Resources below. The Company's effective tax rate on investment income was 15.3% for 1999, compared with 17.6% for 1998. In 1999, the Company realized $13.3 million in net capital losses, compared with $20.9 million of net capital gains in 1998. Capital gains and losses are a by-product of the normal investment management process and will vary substantially from period to period.

      Interest expense in 1999 was $16.6 million, $6.0 million higher than in 1998, reflecting the first full year of interest on debt issued in the fourth quarter of 1998. For further discussion, see Liquidity and Capital Resources below.

      The provision for losses and loss adjustment expenses in 1999 was $8.8 million, compared with $4.0 million in 1998, representing additions to the Company's general reserve. During 1998, the Company transferred $18.4 million to its general reserve from case basis reserves due to recoveries on certain commercial mortgage transactions. This recovery allowed for a decrease of $4.1 million in the amount needed to fund the general reserve for originations of new business in 1998. The additions to the general reserve represent management's estimate of the amount required to cover the present value of the net cost of claims adequately. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business, and future economic conditions. At December 31, 1999, the general reserve totaled $55.0 million.

      Total policy acquisition and other operating expenses (excluding the cost of equity-based compensation programs, which was $17.1 million for 1999 and $19.9 million for 1998) were $49.1 million in 1999, compared with $45.6 million in 1998, an increase of $3.5 million. Further excluding the effect of refundings, total policy acquisition and other operating expenses were $45.4 million in 1999, compared with $41.2 million in 1998, an increase of $4.2 million. The increase resulted from greater amortization of deferred acquisition costs due to a higher level of core premiums earned, along with higher personnel costs. The Company's core expense ratio fell to 28.2% from 33.8% in 1998 due to higher core premiums earned.

      Income before income taxes for 1999 was $164.0 million, up 4.3% from $157.3 million for 1998. The Company's effective tax rate for 1999 was 23.5%, compared with 26.7% for 1998. The decrease in the effective tax rate is due to higher income from the Company's international joint ventures and a higher proportion of tax-exempt securities in the investment portfolio.

Liquidity and Capital Resources

      The Company's consolidated invested assets at December 31, 2000, net of unsettled security transactions, were $2,234.7 million, compared with the December 31, 1999 balance of $1,937.1 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $104.9 million at December 31, 2000, compared with an unrealized loss position of $73.5 million at December 31, 1999. At December 31, 2000, the Company had, at the holding company level, an investment portfolio of $26.1 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon its receipt of dividends from, or payment on surplus notes by, FSA.

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 2000. Based upon FSA's statutory statements for the year ended December 31, 2000, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $79.7 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In addition, the Company holds $120.0 million of surplus notes of FSA. Payments of principal or interest on such notes may be made only with the approval of the New York Insurance Department.

      Dividends paid by the Company to its shareholders were $7.9 million and $14.1 million in 2000 and 1999, respectively. The amounts are not comparable, as the dividends paid in 2000 represent only six months of regular quarterly dividends, which were discontinued after the merger.

      In connection with the merger, FSA repurchased $55.0 million of its stock from the Company, and the Company sold 511,031 of its shares held in a rabbi trust to Dexia for $38.6 million. The proceeds from these transactions were used to fund the Company's obligations under certain of its long-term, equity-based compensation programs.

      During the fourth quarter of 1999, the Company sold 2,583,764 shares at $54.20 per share for a total of $140.0 million. The Company issued 1,400,000 new shares and also sold 1,183,764 shares from its treasury and rabbi trust accounts. The proceeds augmented the Company's capital base for future growth and for anticipated employee compensation payments at the beginning of 2000. During the fourth quarter of 1998, the Company issued $100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003. The Company used these proceeds to augment the capital in its insurance company subsidiaries and for general corporate purposes. The Company also has outstanding $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

      The Company was party to forward agreements with certain counterparties and made the economic benefit and risk of a number of forward shares available for subscription by certain of the Company's employees and directors. All of the Company's forward agreements and corresponding employee and director subscriptions were settled in connection with the merger with Dexia and, at June 30, 2000, the Company recognized a $39.4 million increase in the Company's additional paid-in capital, reflecting the amounts received from the counterparties.

      In December 2000, Financial Security Assurance International Ltd. (International), an indirect subsidiary of the Company, contributed $24.0 million of additional capital to XL Financial Assurance Ltd to maintain the Company's 15% ownership. In December 1999, International received $50.0 million of additional capital. FSA contributed $40.0 million, and XL Capital Ltd contributed the remaining $10.0 million to maintain its minority interest percentage in the subsidiary.

      FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or repay surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

      FSA has a credit arrangement, aggregating $150.0 million at December 31, 2000, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At December 31, 2000, there were no borrowings under this arrangement, which expires on April 27, 2001, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $113.4 million was unutilized at December 31, 2000.

      FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or 5.75% of average annual debt service of the covered portfolio. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 2000 and expiring on April 30, 2007 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2000.

      The Company has no plans for material capital expenditures within the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Market Risk".

Item 8. Financial Statements and Supplementary Data

           Financial Security Assurance Holdings Ltd. and Subsidiaries
            Index to Consolidated Financial Statements and Schedules

                                                                           Page
                                                                           ----
Report of Independent Accountants                                           33

Consolidated Balance Sheets as of December 31, 2000 and 1999                34

Consolidated Statements of Operations and Comprehensive Income for
      the years ended December 31, 2000, 1999 and 1998                      35

Consolidated Statements of Changes in Shareholders' Equity for the
      years ended December 31, 2000, 1999 and 1998                          36

Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                                      37

Notes to Consolidated Financial Statements                                  39

Schedule:

II    Condensed Financial Statements of the Registrant as of
      December 31, 2000 and 1999 and for the years ended
      December 31, 2000, 1999 and 1998                                      74

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP
New York, New York
January 24, 2001

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                        December 31,   December 31,
                                                                           2000           1999
                                                                           ----           ----
                                 ASSETS

Bonds at market value (amortized cost of $1,998,143 and $1,919,677)     $ 2,103,316    $ 1,852,669
Equity investments at market value (cost of $10,006 and $30,104)              9,747         23,606
Short-term investments                                                      121,788        263,747
                                                                        -----------    -----------

     Total investments                                                    2,234,851      2,140,022
Cash                                                                          9,411          6,284
Deferred acquisition costs                                                  201,136        198,048
Prepaid reinsurance premiums                                                354,117        285,105
Reinsurance recoverable on unpaid losses                                     24,617          9,492
Receivable for securities sold                                                4,611         40,635
Investment in unconsolidated affiliates                                      57,609         29,709
Other assets                                                                262,342        196,349
                                                                        -----------    -----------

          TOTAL ASSETS                                                  $ 3,148,694    $ 2,905,644
                                                                        ===========    ===========

          LIABILITIES AND MINORITY INTEREST, REDEEMABLE
            PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                $   936,826    $   844,146
Losses and loss adjustment expenses                                         116,336         87,309
Deferred federal income taxes                                                88,817         43,341
Ceded reinsurance balances payable                                           48,784         36,387
Payable for securities purchased                                              4,751        243,519
Notes payable                                                               230,000        230,000
Deferred compensation                                                        90,275         17,260
Minority interest                                                            37,228         32,945
Accrued expenses and other liabilities                                      129,944        118,053
                                                                        -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                         1,682,961      1,652,960
                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock (20,000,000 shares authorized; 0 and
   2,000,000 issued and outstanding; par value of $.01 per share)                               20
Additional paid-in capital - preferred                                                         680
                                                                                       -----------
          REDEEMABLE PREFERRED STOCK                                                           700
                                                                                       -----------

Common stock (200,000,000 shares authorized; 33,517,995 and
   33,676,301 issued; par value of $.01 per share)                              335            337
Additional paid-in capital - common                                         903,479        836,853
Accumulated other comprehensive income (loss) [net of deferred
   income tax provision (benefit) of $34,818 and $(25,727)]                  70,095        (47,779)
Accumulated earnings                                                        491,824        436,417
Deferred equity compensation                                                 24,004         52,670
Less treasury stock at cost (304,757 and 961,418 shares held)               (24,004)       (26,514)
                                                                        -----------    -----------

          TOTAL SHAREHOLDERS' EQUITY                                      1,465,733      1,251,984
                                                                        -----------    -----------

          TOTAL LIABILITIES AND MINORITY INTEREST, REDEEMABLE
            PREFERRED STOCK AND SHAREHOLDERS' EQUITY                    $ 3,148,694    $ 2,905,644
                                                                        ===========    ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                      Year Ended December 31,
                                                                                      -----------------------

                                                                                  2000          1999        1998
                                                                                  ----          ----        ----
REVENUES:

   Net premiums written                                                         $ 218,138    $ 230,435    $ 219,853

   Increase in deferred premium revenue                                           (25,989)     (55,476)     (81,926)
                                                                                ---------    ---------    ---------

   Premiums earned                                                                192,149      174,959      137,927

   Net investment income                                                          121,144       94,723       78,823

   Net realized gains (losses)                                                    (36,799)     (13,301)      20,890

   Other income                                                                     2,154        1,323          474
                                                                                ---------    ---------    ---------

TOTAL REVENUES                                                                    278,648      257,704      238,114
                                                                                ---------    ---------    ---------

EXPENSES:

   Losses and loss adjustment expenses                                              9,403        8,829        3,949

   Interest expense                                                                16,614       16,614       10,625

   Policy acquisition costs                                                        37,602       39,809       35,439

   Merger-related expenses                                                        105,541

   Other operating expenses                                                        40,692       26,429       30,006
                                                                                ---------    ---------    ---------

TOTAL EXPENSES                                                                    209,852       91,681       80,019
                                                                                ---------    ---------    ---------

Minority interest and equity in earnings of unconsolidated
   affiliates                                                                      (1,395)      (2,045)        (844)
                                                                                ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                                         67,401      163,978      157,251
                                                                                ---------    ---------    ---------

Provision (benefit) for income taxes:

   Current                                                                         19,188       36,471       44,140

   Deferred                                                                       (15,070)       2,102       (2,245)
                                                                                ---------    ---------    ---------

   Total provision                                                                  4,118       38,573       41,895
                                                                                ---------    ---------    ---------

NET INCOME                                                                         63,283      125,405      115,356

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

      Unrealized gains (losses) on securities:
         Holding gains (losses) arising during period [net of deferred income tax provision (benefit) of $48,304, $(51,221) and
            $14,024]                                                               93,316      (95,125)      26,045

         Less: reclassification adjustment for gains (losses) included in net income [net of deferred income tax provision (benefit)
            of $(12,241), $(3,633) and $7,311]                                    (24,558)      (9,668)      13,579
                                                                                ---------    ---------    ---------

         Other comprehensive income (loss)                                        117,874      (85,457)      12,466
                                                                                ---------    ---------    ---------

COMPREHENSIVE INCOME                                                            $ 181,157    $  39,948    $ 127,822
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                              Additional   Unrealized
                                                               Paid-In        Gain                    Deferred
                                                     Common    Capital -    (Loss) on   Accumulated    Equity       Treasury
                                                     Stock      Common     Investments    Earnings   Compensation     Stock
                                                     -----      ------     -----------    --------   ------------     -----
BALANCE, December 31, 1997                            $323     $695,993      $ 25,212     $222,571     $ 26,181     $(95,031)

Net income for the year                                                                    115,356

Net change in accumulated comprehensive income
   (net of deferred income taxes of $6,713)                                    12,466

Dividends paid on common stock ($0.44 per share)                                           (12,777)

Deferred equity compensation                                                                             23,970

Deferred equity payout                                              750                                  (6,371)         204

Purchase of 496,940 shares of common stock                                                                           (23,907)

Issuance of 1,632,653 shares of treasury
   stock for XL stock                                            36,721                                               43,279

Issuance of 13,295 shares of treasury
   stock for options exercised                                      (22)                                    166          352
                                                      ----     --------      --------     --------     --------     --------

BALANCE, December 31, 1998                             323      733,442        37,678      325,150       43,946      (75,103)

Net income for the year                                                                    125,405

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $46,015)                            (85,457)

Dividends paid on common stock ($0.465 per share)                                          (14,138)

Deferred equity compensation                                                                             19,822

Deferred equity payout                                            1,535                                 (11,087)       1,644


Purchase of 53,165 shares of common stock                                                                             (2,571)

Issuance of 450 shares of treasury
   stock for options exercised                                        3                                     (11)          18

Sale of 1,183,764 shares of treasury stock and
   1,400,000 shares of unissued common stock            14       95,986                                               43,715

Sale of 221,100 shares of treasury stock                          5,887                                                5,783
                                                      ----     --------      --------     --------     --------     --------

BALANCE, December 31, 1999                             337      836,853       (47,779)     436,417       52,670      (26,514)

Net income for the year                                                                     63,283

Net change in accumulated comprehensive income
   (net of deferred income tax provision of $60,545)                          117,874

Dividends paid on common stock ($0.24 per share)                                            (7,876)

Deferred equity compensation                                                                             29,419

Deferred equity payout                                            6,524                                 (18,811)       7,564

Purchase of 2,989 shares of common stock                                                                                (152)

Sale of 511,031 shares of treasury stock                         23,113                                               15,530

Settlement of forward shares                                     39,408

Recharacterization of deferred compensation                                                             (62,832)

Retirement of treasury stock                            (2)      (3,570)                                               3,572

Contribution of redeemable preferred stock                          700

Purchase of 304,757 shares of treasury stock                                                             24,004      (24,004)

Other                                                               451                                    (446)
                                                      ----     --------      --------     --------     --------     --------

BALANCE, December 31, 2000                            $335     $903,479      $ 70,095     $491,824     $ 24,004     $(24,004)
                                                      ====     ========      ========     ========     ========     ========




                                                            Total
                                                            -----
BALANCE, December 31, 1997                               $   875,249

Net income for the year                                      115,356

Net change in accumulated comprehensive income
   (net of deferred income taxes of $6,713)                   12,466

Dividends paid on common stock ($0.44 per share)             (12,777)

Deferred equity compensation                                  23,970

Deferred equity payout                                        (5,417)

Purchase of 496,940 shares of common stock                   (23,907)

Issuance of 1,632,653 shares of treasury
   stock for XL stock                                         80,000

Issuance of 13,295 shares of treasury
   stock for options exercised                                   496
                                                         -----------

BALANCE, December 31, 1998                                 1,065,436

Net income for the year                                      125,405

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $46,015)           (85,457)

Dividends paid on common stock ($0.465 per share)            (14,138)

Deferred equity compensation                                  19,822

Deferred equity payout                                        (7,908)


Purchase of 53,165 shares of common stock                     (2,571)

Issuance of 450 shares of treasury
   stock for options exercised                                    10

Sale of 1,183,764 shares of treasury stock and
   1,400,000 shares of unissued common stock                 139,715

Sale of 221,100 shares of treasury stock                      11,670
                                                         -----------

BALANCE, December 31, 1999                                 1,251,984

Net income for the year                                       63,283

Net change in accumulated comprehensive income
   (net of deferred income tax provision of $60,545)         117,874

Dividends paid on common stock ($0.24 per share)              (7,876)

Deferred equity compensation                                  29,419

Deferred equity payout                                        (4,723)

Purchase of 2,989 shares of common stock                        (152)

Sale of 511,031 shares of treasury stock                      38,643

Settlement of forward shares                                  39,408

Recharacterization of deferred compensation                  (62,832)

Retirement of treasury stock                                       0

Contribution of redeemable preferred stock                       700

Purchase of 304,757 shares of treasury stock                       0

Other                                                              5
                                                         -----------

BALANCE, December 31, 2000                               $ 1,465,733
                                                         ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                     Year Ended December 31,
                                                                     -----------------------

                                                                2000           1999           1998
                                                                ----           ----           ----
Cash flows from operating activities:
   Premiums received, net                                   $   225,253    $   230,394    $   247,229
   Policy acquisition, merger-related and other
    operating expenses paid, net                               (174,999)       (51,702)       (53,306)
   Recoverable advances recovered (paid)                          1,495         (2,335)        (4,073)
   Losses and loss adjustment expenses recovered                  4,571          3,302         16,535
   Net investment income received                               108,203         80,803         70,146
   Federal income taxes paid                                    (26,664)       (39,603)       (54,020)
   Interest paid                                                (14,141)       (16,306)        (9,614)
   Other                                                           (558)           357         (1,623)
                                                            -----------    -----------    -----------

          Net cash provided by operating activities             123,160        204,910        211,274
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of bonds                               1,488,509      2,123,445      1,908,098
   Proceeds from sales of equity investments                     14,167         87,471         33,613
   Purchases of bonds                                        (1,798,344)    (2,303,633)    (2,257,947)
   Purchases of equity investments                                   --        (46,581)       (48,475)
   Purchases of property and equipment                           (3,843)        (1,132)        (1,168)
   Net decrease (increase) in short-term
     investments                                                146,061       (161,147)        39,513
   Other investments                                            (13,055)        (5,894)       (14,610)
                                                            -----------    -----------    -----------

          Net cash used for investing activities               (166,505)      (307,471)      (340,976)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of notes payable, net                                    --             --         96,850
   Dividends paid                                                (7,876)       (14,138)       (12,777)
   Sale (purchase) of common stock                              (24,155)        (2,572)           203
   Sale (purchase) of treasury stock (a)                         38,644          3,200        (23,889)
   Settlement of forward shares                                  39,408             --             --
   Sale of stock                                                     --        151,385             --
   Issuance of stock for acquisition of subsidiary (b)               --             --         60,000
   Other                                                            451        (32,520)           330
                                                            -----------    -----------    -----------

          Net cash provided by financing activities              46,472        105,355        120,717
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                   3,127          2,794         (8,985)

Cash at beginning of year                                         6,284          3,490         12,475
                                                            -----------    -----------    -----------

Cash at end of year                                         $     9,411    $     6,284    $     3,490
                                                            ===========    ===========    ===========

                                    Continued

(a) In 2000, $14,088 in treasury stock was distributed to employees to settle the Company's deferred equity obligation.
(b) In addition, in 1998, the Company exchanged $20,000 of its stock at market value for $20,000 of XL Capital Ltd stock at market value.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (Dollars in thousands)

                                                             Year Ended December 31,
                                                             -----------------------

                                                          2000         1999         1998
                                                          ----         ----         ----
Reconciliation of net income to net cash flows from
   operating activities:

Net income                                             $  63,283    $ 125,405    $ 115,356

   Increase in accrued investment income                  (6,507)      (4,136)      (3,613)

   Increase in deferred premium revenue and related
      foreign exchange adjustment                         23,668       54,438       82,530

   Decrease (increase) in deferred acquisition costs      (3,088)       1,511      (28,461)

   Increase (decrease) in current federal income
      taxes payable                                       (2,407)       6,166       (1,674)

   Increase in unpaid losses and loss adjustment
      expenses                                            13,903       12,231       20,786

   Increase in amounts withheld for others                    18           --           82

   Provision (benefit) for deferred income taxes         (15,070)       2,102       (2,245)

   Net realized losses (gains) on investments             36,799       13,301      (20,890)

   Deferred equity compensation                          (28,666)       8,725       17,765

   Depreciation and accretion of bond discount            (5,057)      (2,837)      (4,523)

   Minority interest and equity in earnings of
      unconsolidated affiliates                            1,395        2,045          844

   Change in other assets and liabilities                 44,889      (14,041)      35,317
                                                       ---------    ---------    ---------

Cash provided by operating activities                  $ 123,160    $ 204,910    $ 211,274
                                                       =========    =========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers' taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer's obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

      The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. The Company's insured portfolio consists primarily of asset-backed and municipal obligations originated in the United States of America, but the Company has also written and continues to pursue business in Europe and the Asia Pacific region.

      On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which is an indirect, wholly owned subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. As a result of this transaction, the Company has valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its forward share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the transaction price. The net effect of the merger, reflected in the December 31, 2000 financial statements, is to decrease net income by $75.5 million and to decrease shareholders' equity by $36.1 million. At December 31, 2000, the only holders of the Company's common stock were Dexia Holdings, Inc. and certain directors of the Company who owned shares of the Company's common stock or economic interests in the Company's common stock under the Director Share Purchase Program (see Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 2000 and 1999 and the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2000, 1999 and 1998. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses and the deferral and amortization of deferred policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, FSA Portfolio Management Inc., Transaction Services Corporation, Financial Security Assurance Inc. (FSA), FSA Insurance Company, Financial Security Assurance International Ltd. (International), FSA Services (Australia) Pty Limited, Financial Security Assurance of Oklahoma, Inc. and Financial Security Assurance (U.K.) Limited (collectively, the Subsidiaries). All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2000 presentation.

      Investments

      Investments in debt securities designated as available for sale are carried at market value. Equity investments are carried at market value. Any resulting unrealized gain or loss is reflected as a separate component of shareholders' equity, net of applicable deferred income taxes. All of the Company's debt and equity securities are classified as available for sale.

      Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities, and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at market value, which approximates cost. Cash equivalents are amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less and are included in short-term investments. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned.

      Derivative securities, including U.S. Treasury bond futures contracts and call option contracts, are not accounted for as hedges and are marked to market on a daily basis. Any gains or losses are included in realized capital gains or losses. There were no open positions in U.S. Treasury bond futures contracts and call option contracts at December 31, 2000.

      Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 19).

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

      Losses and Loss Adjustment Expenses

      A case basis reserve for unpaid losses and loss adjustment expenses is recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using risk-free rates ranging from 5.5% to 6.1%.

      The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. The general reserve is calculated by applying a loss factor to the total net par amount outstanding of the Company's insured obligations over the term of such insured obligations and discounting the result at risk-free rates. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history.

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

      Deferred Acquisition Costs

      Deferred acquisition costs comprise those expenses that vary with, and are primarily related to, the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs and the cost of acquired business are amortized over the period in which the related premiums are earned. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

      Federal Income Taxes

      The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods reflected at current income tax rates.

      Segment Reporting

      As a monoline financial guaranty insurer, the Company has no reportable operating segments.

3. INVESTMENTS

      Bonds at amortized cost of $11,690,000 and $10,979,000 at December 31, 2000 and 1999, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

      Consolidated net investment income consisted of the following (in thousands):

                                                Year Ended December 31,
                                                -----------------------

                                          2000           1999           1998
                                          ----           ----           ----

            Bonds                      $ 115,815      $  88,867      $  71,888

            Equity investments               635          1,495          1,075

            Short-term investments         6,472          6,664          8,391

            Investment expenses           (1,778)        (2,303)        (2,531)
                                       ---------      ---------      ---------

            Net investment income      $ 121,144      $  94,723      $  78,823
                                       =========      =========      =========

      The credit quality of bonds at December 31, 2000 was as follows:

                                       Rating            Percent of Bonds
                                  ----------------       ----------------
                                        AAA                   69.6%
                                        AA                    24.9
                                         A                     5.2
                                        BBB                    0.2
                                       Other                   0.1

      The amortized cost and estimated market value of bonds were as follows (in thousands):

                                                          Gross        Gross       Estimated
                                           Amortized    Unrealized   Unrealized      Market
                                             Cost         Gains        Losses        Value
                                           ----------   ----------   ----------    ----------
December 31, 2000

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                            $   51,726   $    4,078   $      (31)   $   55,773

Obligations of states and political
    subdivisions                            1,504,105       94,442       (1,569)    1,596,978

Foreign securities                             15,240          630          (91)       15,779

Mortgage-backed securities                    234,419        6,491         (687)      240,223

Corporate securities                          154,786        3,464       (2,142)      156,108

Asset-backed securities                        37,867        1,355         (767)       38,455
                                           ----------   ----------   ----------    ----------

     Total                                 $1,998,143   $  110,460   $   (5,287)   $2,103,316
                                           ==========   ==========   ==========    ==========

December 31, 1999

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                            $   80,446   $       27   $     (568)   $   79,905

Obligations of states and political
    subdivisions                            1,189,115        5,469      (58,571)    1,136,013

Foreign securities                              2,277            1           (1)        2,277

Mortgage-backed securities                    384,349          450       (9,339)      375,460

Corporate securities                          222,703        2,123       (5,371)      219,455

Asset-backed securities                        40,787           17       (1,245)       39,559
                                           ----------   ----------   ----------    ----------

     Total                                 $1,919,677   $    8,087   $  (75,095)   $1,852,669
                                           ==========   ==========   ==========    ==========

      The change in net unrealized gains (losses) consisted of (in thousands):

                                                   Year Ended December 31,
                                                   -----------------------

                                                2000         1999         1998
                                                ----         ----         ----
Bonds                                        $ 172,180    $(120,006)   $  15,319
Equity investments                               6,239      (10,449)       2,842
Other                                                        (1,017)       1,017
                                             ---------    ---------    ---------
   Change in net unrealized gains (losses)   $ 178,419    $(131,472)   $  19,178
                                             =========    =========    =========

      The amortized cost and estimated market value of bonds at December 31, 2000, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                  Amortized     Estimated
                                                                    Cost      Market Value
                                                                    ----      ------------
Due in one year or less                                           $       78   $       78
Due after one year through five years                                 94,865       95,675
Due after five years through ten years                               154,535      161,943
Due after ten years                                                1,476,379    1,566,942
Mortgage-backed securities (stated maturities of 4 to 30 years)      234,419      240,223
Asset-backed securities (stated maturities of 2 to 30 years)          37,867       38,455
                                                                  ----------   ----------

     Total                                                        $1,998,143   $2,103,316
                                                                  ==========   ==========

      Proceeds from sales of bonds during 2000, 1999 and 1998 were $1,452,485,000, $2,162,425,000 and $1,889,130,000, respectively. Gross gains of
$10,262,000, $17,896,000 and $27,439,000 and gross losses of $41,217,000,
$32,406,000 and $8,585,000 were realized on sales in 2000, 1999 and 1998, respectively.

      Proceeds from sales of equity investments during 2000, 1999 and 1998 were $14,167,000, $87,471,000 and $33,613,000, respectively. Gross gains of $0,
$11,707,000 and $2,684,000 and gross losses of $5,927,000, $5,008,000 and
$1,331,000 were realized on sales in 2000, 1999 and 1998, respectively. Equity investments had no gross unrealized gains and gross unrealized losses of $259,000 and $6,498,000 as of December 31, 2000 and 1999, respectively.

      The Company held open positions in U.S. Treasury bond futures contracts with an aggregate notional amount of $0 and $30,800,000 as of December 31, 2000 and 1999, respectively. The Company held open positions in Eurodollar futures contracts with an aggregate notional amount of $0 and $155,500,000 as of December 31, 2000 and 1999, respectively. The Company also held open positions in municipal bond index futures with an aggregate notional amount of $0 and $3,000,000 as of December 31, 2000 and 1999, respectively. Such positions are marked to market on a daily basis and, for the years ended December 31, 2000, 1999 and 1998, resulted in net realized gains (losses) of $480,000, $(5,490,000) and $883,000, respectively.

4. DEFERRED ACQUISITION COSTS

      Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

                                                   Year Ended December 31,
                                                   -----------------------

                                                 2000         1999         1998
                                                 ----         ----         ----

Balance, beginning of period                $ 198,048    $ 199,559    $ 171,098
                                            ---------    ---------    ---------
Costs deferred during the period:
   Ceding commission income                   (42,496)     (52,376)     (27,693)
   Premium taxes                                5,934        9,017        8,081
   Compensation and other acquisition costs    77,252       81,657       83,512
                                            ---------    ---------    ---------
                    Total                      40,690       38,298       63,900
                                            ---------    ---------    ---------

Costs amortized during the period             (37,602)     (39,809)     (35,439)
                                            ---------    ---------    ---------

Balance, end of period                      $ 201,136    $ 198,048    $ 199,559
                                            =========    =========    =========

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

      - Federal income taxes are provided only on taxable income for which income taxes are currently payable;

      - Accruals for deferred compensation are not recognized;

      - Purchase accounting adjustments are not recognized;

      - Bonds are carried at amortized cost;

      - Surplus notes are recognized as surplus rather than a liability.

      A reconciliation of net income for the calendar years 2000, 1999 and 1998 and shareholders' equity at December 31, 2000 and 1999, reported by the Company on a GAAP basis, to the amounts reported by the Subsidiaries on a statutory basis, is as follows (in thousands):

Net Income:                                      2000        1999        1998
                                                 ----        ----        ----

GAAP BASIS                                     $ 63,283    $125,405    $115,356
Non-insurance companies net loss                 60,052       7,812       5,461
Premium revenue recognition                     (13,824)    (19,397)    (16,411)
Losses and loss adjustment expenses incurred     10,233       4,171      12,938
Deferred acquisition costs                       (3,088)      1,511     (28,461)
Deferred income tax provision                    11,725       1,375         167
Current income tax                                  837      (9,266)     (8,206)
Accrual of deferred compensation, net           (20,328)     22,119      33,268
Other                                             4,869        (124)        100
                                               --------    --------    --------

STATUTORY BASIS                                $113,759    $133,606    $114,212
                                               ========    ========    ========

                                                            December 31,
                                                    ---------------------------

Shareholders' Equity:                                   2000           1999
                                                        ----           ----

GAAP BASIS                                          $ 1,465,733    $ 1,251,984
Non-insurance companies liabilities, net                 23,133         42,962
Premium revenue recognition                            (124,878)      (110,650)
Loss and loss adjustment expense reserves                65,204         54,971
Deferred acquisition costs                             (201,136)      (198,048)
Contingency reserve                                    (608,335)      (473,387)
Unrealized loss (gain) on investments, net of tax      (104,080)        67,179
Deferred income taxes                                   123,121         53,357
Accrual of deferred compensation                         52,004         80,811
Surplus notes                                           120,000        120,000
Other                                                    17,580        (42,484)
                                                    -----------    -----------

STATUTORY BASIS SURPLUS                             $   828,346    $   846,695
                                                    ===========    ===========

SURPLUS PLUS CONTINGENCY RESERVE                    $ 1,436,681    $ 1,320,082
                                                    ===========    ===========

      The U.S. domiciled insurance subsidiaries file statutory-basis financial statements with state insurance departments in all states in which they are licensed. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption is expected to be an approximate $50 million decrease to statutory surplus.

6. FEDERAL INCOME TAXES

      Prior to the Dexia merger, the Company and its Subsidiaries, except International, filed a consolidated federal income tax return. The calculation of each company's tax benefit or liability was controlled by a tax-sharing agreement that based the allocation of such benefit or liability upon a separate return calculation. Dexia Holdings, Inc. and the Company and its Subsidiaries, except International, will file a consolidated federal income tax return for periods subsequent to the merger, under a new tax sharing agreement.

      Federal income taxes have not been provided on substantially all of the undistributed earnings of International, since it is the Company's practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $18,629,000 and $6,537,000 at December 31, 2000 and 1999, respectively.

      The cumulative balance sheet effects of deferred tax consequences are (in thousands):

                                                              December 31,
                                                              ------------
                                                          2000           1999
                                                          ----           ----
Deferred acquisition costs                             $  65,756      $  65,769
Deferred premium revenue adjustments                      17,077         14,860
Unrealized capital gains                                  35,664             --
Contingency reserves                                      60,608         55,028
                                                       ---------      ---------
     Total deferred tax liabilities                      179,105        135,657
                                                       ---------      ---------

Loss and loss adjustment expense reserves                (20,492)       (18,219)
Deferred compensation                                    (68,705)       (48,975)
Unrealized capital losses                                     --        (24,882)
Other, net                                                (1,091)          (240)
                                                       ---------      ---------
     Total deferred tax assets                           (90,288)       (92,316)
                                                       ---------      ---------

Total deferred income taxes                            $  88,817      $  43,341
                                                       =========      =========

      No valuation allowance was necessary at December 31, 2000 or 1999.

      A reconciliation of the effective tax rate with the federal statutory rate follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                2000         1999         1998
                                                ----         ----         ----

Tax at statutory rate                           35.0%        35.0%        35.0%
Tax-exempt interest                            (33.8)       (10.1)        (8.6)
Income of foreign subsidiary                    (5.8)        (1.4)
Merger-related expenses                         10.2
Other                                            0.5                       0.3
                                                ----         ----         ----

Provision for income taxes                       6.1%        23.5%        26.7%
                                                ====         ====         ====

7. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

      On September 2, 1994, the Company issued to White Mountains Insurance Group, Ltd. 2,000,000 shares of Series A, non-dividend paying, voting, redeemable preferred stock having an aggregate liquidation preference of $700,000. The preferred stock was purchased by Dexia as part of the merger and simultaneously contributed back to the Company and retired.

      The Company was party to forward share agreements with certain counterparties and made the economic benefit and risk of a number of these shares available for subscription by certain of the Company's employees and directors. The Company has recognized compensation expense relating to the forward shares at December 31, 1999 and 1998 of $(1,865,000) and $2,495,000,
respectively. As part of the merger, the Company settled all of its forward share agreements and corresponding employee and director subscriptions at the merger price. The Company recognized compensation expense of $30,324,000 as a result of the settlement. In addition, the Company recognized an increase to additional paid-in capital of $39,408,000, reflecting the amounts received from the counterparties.

      On November 3, 1998, the Company and XL Capital Ltd (XL) closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies was initially capitalized with approximately $100,000,000. One company, International, is an indirect subsidiary of FSA, and the other company, XL Financial Assurance Ltd, is a subsidiary of XL. The Company has a minority interest in the XL subsidiary, and XL has a minority interest in the FSA indirect subsidiary. In conjunction with forming the new companies, the Company and XL exchanged $80,000,000 of their respective common shares, with the Company delivering to XL 1,632,653 common shares out of treasury. Prior to the closing of the transaction with XL, the Company had entered into an agreement with an unrelated third party to sell for cash, at no gain or loss, $60,000,000 of the XL shares. This $60,000,000 was used to fund, in part, the Company's investment in International. In 2000, the Company sold its remaining investment in XL.

8. DIVIDENDS AND CAPITAL REQUIREMENTS

      Under New York Insurance Law, FSA may pay a dividend to the Company without the prior approval of the Superintendent of the New York State Insurance Department only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding twelve months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such twelve-month period. As of December 31, 2000, FSA had $79,737,000 available for the payment of dividends over the next twelve months. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In addition, the Company holds $120,000,000 of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Insurance Department. In 1998, FSA repurchased $8,500,000 of its shares from its parent, representing the balance remaining of $75,000,000 that had been approved for repurchase by the New York Insurance Department. In July 2000, in connection with the merger, FSA repurchased $55,000,000 of its stock from the Company.

9. CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

      FSA has a credit arrangement aggregating $150,000,000 at December 31, 2000, which is provided by commercial banks and intended for general application to transactions insured by the Subsidiaries. At December 31, 2000, there were no borrowings under this arrangement, which expires on April 27, 2001, if not extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, which expires in August 2004, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186,911,000, of which $113,426,000 was unutilized at December 31, 2000.

      FSA has a standby line of credit commitment in the amount of $240,000,000 with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240,000,000 or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $544,642,000 at December 31, 2000. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term beginning on April 30, 2000 and expiring on April 30, 2007 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2000.

10. LONG-TERM DEBT

      On September 18, 1997, the Company issued $130,000,000 of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097 and callable without premium or penalty on or after September 18, 2002. Interest on these notes is paid quarterly beginning on December 31, 1997. Debt issuance costs of $4,320,000 are being amortized over the life of the debt.

      On November 13, 1998, the Company issued $100,000,000 of 6.950% Senior QUIDS due November 1, 2098 and callable without premium or penalty on or after November 1, 2003. Interest is paid quarterly beginning on February 1, 1999. Debt issuance costs of $3,375,000 are being amortized over the life of the debt.

11. EMPLOYEE BENEFIT PLANS

      The Subsidiaries maintain both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of all eligible employees. The Subsidiaries' contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, amounted to $3,521,000, $1,788,000 (net of forfeitures of $1,316,000) and $2,584,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Subsidiaries have an employee retirement savings plan for the benefit of all eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by IRS Code, Section 401(k). The Subsidiaries' contributions are discretionary, and none have been made.

      Performance shares are awarded under the Company's 1993 Equity Participation Plan. The Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees of the Company and its subsidiaries. The amount earned for each performance share depends upon the attainment by the Company of certain growth rates of adjusted book value per outstanding share over a three-year period. No payout occurs if the compound annual growth rate of the Company's adjusted book value per outstanding share is less than 7% and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

      Performance shares granted under the 1993 Equity Participation Plan were as follows:

                       Outstanding           Granted          Earned        Forfeited      Outstanding         Market
                       at Beginning          During           During          During          at End          Price at
                          of Year            the Year        the Year        the Year         of Year         Grant Date
                          -------            --------        --------        --------         -------         ----------
            1998         1,366,375           273,656         229,378          26,145         1,384,508          46.0625
            1999         1,384,508           236,915         352,726          45,672         1,223,025          53.6250
            2000         1,223,025           437,300         540,710          24,781         1,094,834          52.1250

      The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The Company estimates the final cost of these performance shares and accrues for this expense over the performance period. The accrued expense for the performance shares was $50,076,000, which includes $26,177,000 of merger-related costs, $33,442,000 and $40,862,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Prior to the merger, in tandem with this accrued expense, the Company estimated those performance shares that it expected to settle in stock and recorded this amount in shareholders' equity as deferred compensation. The remainder of the accrual, which represented the amount of performance shares that the Company estimated it would settle in cash, was recorded in accrued expenses and other liabilities. As a result of the merger, the Company revised its assumption by assuming that all future payments would be settled in cash and recharacterized $39,599,000 from shareholders' equity to a liability. Had the compensation cost for the Company's performance shares been determined based upon the provisions of SFAS No. 123, there would have been no effect on the Company's reported net income.

      For obligations under the Company's Deferred Compensation Plan (DCP) and Supplemental Executive Retirement Plan (SERP), the Company generally purchases investments, which should perform similarly to the tracking investments chosen by the participants under the plans. In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24,004,000. This purchase is intended to fund obligations relating to the Company's Director Share Purchase Program (DSPP), which enables its participants to make deemed investments in the Company's common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months.

      The Company does not currently provide post-retirement benefits, other than under its defined contribution plans, to its employees, nor does it provide post-employment benefits to former employees other than under its severance plans.

12. COMMITMENTS AND CONTINGENCIES

      The Company and its Subsidiaries lease office space and equipment under non-cancelable operating leases, which expire at various dates through 2005. Future minimum rental payments are as follows (in thousands):

                   Year Ended December 31,
                   -----------------------
                             2001                             $2,915
                             2002                              2,660
                             2003                              2,683
                             2004                              2,683
                             2005                              2,459
                                                             -------
                             Total                           $13,400
                                                             =======

      Rent expense for the years ended December 31, 2000, 1999 and 1998 was $5,067,000, $4,352,000 and $4,372,000, respectively.

      During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. Management believes that these matters will be resolved with no material impact on the Company's financial position, results of operations or cash flows.

13. REINSURANCE

      The Subsidiaries obtain reinsurance to increase their policy-writing capacity, on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Subsidiaries reinsure portions of their risks with affiliated (see Note 15) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

      In the event that any or all of the reinsuring companies are unable to meet their obligations to the Subsidiaries, or contest such obligations, the Subsidiaries would be liable for such defaulted amounts. Certain of the reinsuring companies have provided collateral to the Subsidiaries to secure their reinsurance obligations. The Subsidiaries have also assumed reinsurance of municipal obligations from unaffiliated insurers.

      Amounts of reinsurance ceded and assumed were as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                       2000        1999       1998
                                                       ----        ----       ----
Written premiums ceded                              $ 154,187   $ 132,236  $  99,413
Written premiums assumed                                9,702         995        935

Earned premiums ceded                                  85,175      63,615     55,939
Earned premiums assumed                                 3,312       2,514      4,271

Loss and loss adjustment expense payments ceded         1,616      (2,461)    22,619
Loss and loss adjustment expense payments assumed          26           1          3

                                                             December 31,
                                                             ------------
                                                           2000          1999
                                                           ----          ----
Principal outstanding ceded                            $57,424,542   $45,313,349
Principal outstanding assumed                            1,262,963     1,245,430

Deferred premium revenue ceded                             354,117       285,105
Deferred premium revenue assumed                            15,490         9,100

Loss and loss adjustment expense reserves ceded             24,617         9,492
Loss and loss adjustment expense reserves assumed              714           762

14. OUTSTANDING EXPOSURE AND COLLATERAL

      The Company's policies insure the scheduled payments of principal and interest on asset-backed and municipal obligations. The principal amount insured (in millions) as of December 31, 2000 and 1999 (net of amounts ceded to other insurers) and the terms to maturity are as follows:

                                     December 31, 2000             December 31, 1999
                                     -----------------             -----------------
Terms to Maturity                Asset-Backed    Municipal      Asset-Backed    Municipal
-----------------                ------------    ---------      ------------    ---------
0 to 5 Years                         $16,080      $ 4,010           $10,272      $ 3,351
5 to 10 Years                         22,983        9,468            13,911        8,741
10 to 15 Years                         9,268       18,548             8,956       15,441
15 to 20 Years                         1,055       24,995               814       24,711
20 Years and Above                    17,873       29,740            16,762       26,979
                                     -------      -------           -------      -------

                     Total           $67,259      $86,761           $50,715      $79,223
                                     =======      =======           =======      =======

      The principal amount ceded as of December 31, 2000 and 1999 and the terms to maturity are as follows (in millions):

                                         December 31, 2000             December 31, 1999
                                         -----------------             -----------------
Terms to Maturity                    Asset-Backed     Municipal     Asset-Backed     Municipal
-----------------                    ------------     ---------     ------------     ---------
0 to 5 Years                           $ 4,406         $ 1,665         $ 3,962       $ 1,477
5 to 10 Years                            5,681           2,777           4,055         2,307
10 to 15 Years                           2,277           6,192           1,777         3,995
15 to 20 Years                             778          10,208             769         7,423
20 Years and Above                       3,142          20,299           3,313        16,235
                                       -------         -------         -------       -------

                        Total          $16,284         $41,141         $13,876       $31,437
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

                                                            Net of Amounts Ceded              Ceded
                                                                December 31,               December 31,
                                                                ------------               ------------
Types of Collateral                                          2000         1999          2000        1999
-------------------                                          ----         ----          ----        ----
Residential mortgages                                      $17,113      $16,713       $ 3,325     $ 3,198
Consumer receivables                                        16,580       15,102         2,901       3,374
Pooled corporate obligations                                30,459       15,446         8,757       5,590
Investor-owned utility obligations                             680          733           340         466
Other asset-backed obligations                               2,427        2,721           961       1,248
                                                           -------      -------       -------     -------

                  Total asset-backed obligations           $67,259      $50,715       $16,284     $13,876
                                                           =======      =======       =======     =======

      The gross principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions):

                                                       Net of Amounts Ceded              Ceded
                                                           December 31,               December 31,
                                                           ------------               ------------
Types of Issues                                           2000       1999            2000       1999
---------------                                           ----       ----            ----       ----
General obligation bonds                                $33,972    $31,446         $ 9,885    $ 6,237
Housing revenue bonds                                     4,141      2,780           1,349      1,064
Municipal utility revenue bonds                          12,343     11,293           8,663      7,326
Health care revenue bonds                                 5,686      5,950           5,426      4,674
Tax-supported bonds (non-general obligation)             18,795     17,719           8,748      7,095
Transportation revenue bonds                              4,185      3,482           3,787      2,918
Other municipal bonds                                     7,639      6,553           3,283      2,123
                                                        -------    -------         -------    -------

                   Total municipal obligations          $86,761    $79,223         $41,141    $31,437
                                                        =======    =======         =======    =======

      In its asset-backed business, the Company considers geographic concentration as a factor in underwriting insurance covering securitizations of pools of such assets as residential mortgages or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitization, the geographic concentration of the underlying assets may not remain fixed over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not deemed by the Company to be significant, given other more relevant measures of diversification, such as issuer or industry.

      The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth, by state, those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured municipal securities as of December 31, 2000:

                                                Net Par        Percent of Total      Ceded Par
                                   Number       Amount        Municipal Net Par        Amount
            State                of Issues    Outstanding     Amount Outstanding    Outstanding
            -----                ---------    -----------     ------------------    -----------
                                              (in millions)                         (in millions)
California                          647         $12,882              14.8%            $ 4,730
New York                            485           8,107               9.3               6,836
Pennsylvania                        431           5,511               6.4               1,554
Texas                               516           6,062               7.0               3,018
Florida                             167           5,214               6.0               2,179
New Jersey                          337           4,637               5.3               2,681
Illinois                            474           4,629               5.3               1,696
Massachusetts                       140           2,668               3.1               1,477
Michigan                            300           2,563               3.0                 603
Wisconsin                           325           2,412               2.8                 447
Washington                          177           1,852               2.1                 884
All Other U.S. Jurisdictions       1968          28,103              32.4              12,752
International                        41           2,121               2.5               2,284
                                  -----         -------             -----             -------

                 Total            6,008         $86,761             100.0%            $41,141
                                  =====         =======             =====             =======

15. RELATED PARTY TRANSACTIONS

      The Subsidiaries ceded premiums of $30,701,000, $28,388,000 and $23,838,000 to Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), a partial owner of the Company prior to the merger, for the years ended December 31, 2000, 1999 and 1998, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2000 and 1999 for reinsurance ceded to Tokio Marine were $89,574,000 and $76,327,000, respectively. Reinsurance recoverable on unpaid losses ceded to Tokio Marine was $7,675,000 and $4,889,000 at December 31, 2000 and 1999, respectively. The Subsidiaries ceded losses and loss adjustment expenses of $2,935,000, $3,376,000 and $603,000 to Tokio Marine for the years ended December 31, 2000, 1999 and 1998, respectively. The Subsidiaries ceded premiums of $22,581,000, $19,840,000 and $7,297,000 to subsidiaries of XL, a partial owner of the Company prior to the merger, for the years ended December 31, 2000, 1999 and 1998, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2000 and 1999 for reinsurance ceded to subsidiaries of XL were $26,893,000 and $15,813,000, respectively.

      The Subsidiaries ceded premiums of $(1,401,000), $84,000 and $203,000 on a quota share basis to Commercial Reinsurance Company (Comm Re), an affiliate of MediaOne Capital Corporation (MediaOne), a partial owner of the Company prior to the merger, for the years ended December 31, 2000, 1999 and 1998, respectively. The Subsidiaries assumed premiums of $8,568,000 from Comm Re for the year ended December 31, 2000, in connection with the acquisition of Comm Re by the Company in June 2000. The sellers have either posted a letter of credit or assumed Comm Re's exposure themselves to cover any losses on its exposure at the time of the acquisition, all of which is being accounted for as reinsurance by the Company. The amount included in prepaid reinsurance premiums for reinsurance ceded to this affiliate was $1,728,000 at December 31, 1999. The amount of reinsurance recoverable on unpaid losses ceded to this affiliate at December 31, 1999 was $501,000. The Subsidiaries ceded loss and loss adjustment expense recoveries of $501,000, $22,000 and $7,822,000 to this affiliate for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Subsidiaries ceded premiums of $25,659,000 on a quota share basis to Enhance Reinsurance Company and Asset Guaranty Insurance Company, former affiliates of MediaOne, for the year ended December 31, 1998. The Subsidiaries ceded loss and loss adjustment expense recoveries of $4,134,000 to these affiliates for the year ended December 31, 1998.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Bonds and equity investments -- The carrying amount represents fair value. The fair value is based upon quoted market price.

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

      Notes payable - The carrying amount of notes payable represents the principal amount. The fair value is based upon quoted market price.

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

                                             December 31, 2000         December 31, 1999
                                             -----------------         -----------------
(In thousands)                             Carrying    Estimated     Carrying    Estimated
                                            Amount     Fair Value     Amount     Fair Value
                                            ------     ----------     ------     ----------
Assets:
   Bonds                                  $2,103,316   $2,103,316   $1,852,669   $1,852,669
   Equity investments                          9,747        9,747       23,606       23,606
   Short-term investments                    121,788      121,788      263,747      263,747
   Cash                                        9,411        9,411        6,284        6,284
   Receivable for securities sold              4,611        4,611       40,635       40,635

Liabilities:
   Deferred premium revenue, net of
      prepaid reinsurance premiums           582,709      495,311      559,041      468,784
   Losses and loss adjustment expenses,
      net of reinsurance recoverable on
      unpaid losses                           91,719       91,719       77,817       77,817
   Notes payable                             230,000      219,900      230,000      188,576
   Payable for investments purchased           4,751        4,751      243,519      243,519

Off-balance-sheet instruments:
   Installment premiums                           --      275,992           --      237,802

17. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      The Company's liability for losses and loss adjustment expenses consists of the case basis and general reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------

                                                        2000       1999       1998
                                                        ----       ----       ----
Balance at January 1                                  $ 87,309   $ 72,007   $ 75,417

Less reinsurance recoverable                             9,492      6,421     30,618
                                                      --------   --------   --------

Net balance at January 1                                77,817     65,586     44,799

Incurred losses and loss adjustment expenses:
       Current year                                      6,672      8,575      8,049
       Prior years                                       2,731        254     (4,100)

Recovered losses and loss adjustment expenses, net:
       Current year                                         --         --         --
       Prior years                                       4,499      3,402     16,838
                                                      --------   --------   --------

Net balance December 31                                 91,719     77,817     65,586

Plus reinsurance recoverable                            24,617      9,492      6,421
                                                      --------   --------   --------

     Balance at December 31                           $116,336   $ 87,309   $ 72,007
                                                      ========   ========   ========

      During 1998, the Company increased its general reserve by $3,949,000, reflecting $8,049,000 for originations of new business offset by a $4,100,000 decrease in the amount needed to fund the general loss reserve primarily because of recoveries on certain commercial mortgage transactions. During 1998, the Company transferred $18,403,000 to its general reserve from case basis reserves due to those recoveries on commercial mortgage transactions. Also during 1998, the Company transferred $9,414,000 from its general reserve to case basis reserves associated predominantly with certain consumer receivable transactions. Giving effect to these transfers, the general reserve totaled $47,251,000 at December 31, 1998.

      During 1999, the Company increased its general reserve by $8,829,000, of which $8,575,000 was for originations of new business and $254,000 was for the reestablishment of the general reserve. Also during 1999, the Company transferred to the general reserve $3,549,000 representing recoveries received on prior-year transactions and transferred $4,580,000 from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $54,971,000 at December 31, 1999.

      During 2000, the Company increased its general reserve by $9,403,000, of which $6,672,000 was for originations of new business and $2,731,000 was for the accretion of the discount on prior years' reserves. Also during 2000, the Company transferred to the general reserve $2,053,000 representing recoveries received on prior-year transactions and transferred $1,223,000 from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $65,204,000 at December 31, 2000.

      The amount of discount taken was approximately $28,748,000, $31,113,000 and $28,564,000 at December 31, 2000, 1999 and 1998, respectively.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)             First       Second         Third      Fourth       Full Year
                                                  -----       ------         -----      ------       ---------
2000
   Gross premiums written                        $66,867     $130,532       $75,173     $99,753      $372,325
   Net premiums written                           36,936       72,703        43,909      64,590       218,138
   Net premiums earned                            47,584       44,682        45,684      54,199       192,149
   Net investment income                          28,433       29,406        30,741      32,564       121,144
   Losses and loss adjustment expenses             1,781        3,077         2,281       2,264         9,403
   Income (loss) before taxes                    (28,291)     (17,476)       52,937      60,231        67,401
             Net income (loss)                   (12,782)     (11,790)       41,792      46,063        63,283

1999
   Gross premiums written                        $78,334      $71,925      $111,959    $100,453      $362,671
   Net premiums written                           49,910       51,835        70,853      57,837       230,435
   Net premiums earned                            41,294       42,774        42,701      48,190       174,959
   Net investment income                          22,024       22,736        24,432      25,531        94,723
   Losses and loss adjustment expenses             2,175        1,825         1,950       2,879         8,829
   Income before taxes                            42,849       29,296        38,396      53,437       163,978
             Net income                           32,157       23,472        29,707      40,069       125,405

19. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

       In June 1998, the Company invested $10,000,000 to purchase 1,000,000 shares of common stock, representing a 25% interest, in Fairbanks Capital Holding Corp. (Fairbanks), which buys, sells and services residential mortgages. In October 1999, the Company invested $4,517,000 to purchase 361,333 shares of preferred stock in Fairbanks and holds an approximate 22.2% interest in Fairbanks as of December 31, 1999. The Company's investment in Fairbanks is accounted for using the equity method of accounting. Amounts recorded by the Company in connection with Fairbanks as of December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                               2000       1999        1998
                                                                               ----       ----        ----
  Investment in Fairbanks                                                    $ 13,889   $ 13,078    $  9,263
  Equity in earnings (losses) from Fairbanks, net of goodwill amortization        811       (702)       (788)

      At December 31, 2000 and 1999, the Company's retained earnings included $(679,000) and $(1,490,000), respectively, of accumulated undistributed earnings (losses) of Fairbanks (net of goodwill amortization).

      In November 1998, the Company invested $19,900,000 to purchase a 19.9% interest in XL Financial Assurance Ltd (XLFA), a financial guaranty insurance subsidiary of XL (see Note 7). In February 1999, the Company sold $4,900,000 of its interest back to XLFA, giving the Company a 15.0% interest in XLFA as of December 31, 1999. In December 2000, the Company invested an additional $24,000,000 to maintain its 15.0% interest. The Company's investment in XLFA is accounted for using the equity method of accounting because the Company has significant influence over XLFA's operations. Amounts recorded by the Company in connection with XLFA as of December 31, 2000, 1999 and 1998 are as follows (in thousands):
                                                 2000         1999         1998
                                                 ----         ----         ----

  Investment in XLFA                           $43,721      $16,631      $20,233
  Equity in earnings from XLFA                   3,090        1,372          333
  Dividends received from XLFA                     859           74           --

      At December 31, 2000 and 1999, the Company's retained earnings included $3,862,000 and $1,631,000, respectively, of accumulated undistributed earnings of XLFA.

20. MINORITY INTEREST IN SUBSIDIARY

      In November 1998, International sold to XL $20,000,000 of preferred shares representing a minority interest in International, which is a Bermuda-based financial guaranty subsidiary of FSA (see Note 7). In December 1999, International sold to XL an additional $10,000,000 of preferred shares to maintain its minority ownership percentage. The preferred shares are Cumulative Participating Voting Preferred Shares, which in total have a minimum fixed dividend of $1,500,000 per annum. For the years ended December 31, 2000, 1999 and 1998, the Company recognized minority interest of $5,295,000, $2,715,000 and $388,000, respectively.

21. RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. At December 31, 2000, the Company had a limited number of insurance policies that would be considered derivatives for accounting purposes and had no open positions in U.S. Treasury bond futures, call options or other derivative instruments used for hedging purposes. The adoption on January 1, 2001 of this standard will not have a material impact on the Company's financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

Directors

      On July 5, 2000, following the Merger, Dexia Holdings, Inc., the Company's sole shareholder, appointed 12 directors to serve until the Company's next annual meeting of shareholders or until their earlier resignation or removal. In November 2000, at a regularly scheduled meeting of the Company's Board of Directors, the number of directors constituting the entire Board of Directors was increased to 13, and Alain Delouis was elected a director. Information about the directors is set forth below in this Item, under the caption "Directors and Executive Officers" in Item 12 and in Item 13.

John J. Byrne
    Age 67..................    Director since July 2000. Mr. Byrne was Chairman
                                of the Board of Directors from May 1994 until November 1997, and Vice Chairman of the Board of
                                Directors from November 1997 until he retired as a director in November 1999. Mr. Byrne is Chairman, Chief Executive Officer and former
                                President of White Mountains Insurance Group,
                                Ltd., which was a major shareholder of the Company prior to the Merger. He was formerly
                                Chairman of Fireman's Fund Insurance Company and
                                GEICO Corporation. Mr. Byrne is also a director of The Travelers Property/Casualty Group and CCC
                                Information Services Group, and an honorary director of Terra Nova (Bermuda) Holdings Ltd.

Robert P. Cochran
     Age 51.................    Chairman of the Board of Directors of the
                                Company since November 1997, and Chief Executive
                                Officer and a Director of the Company since
                                August 1990. Mr. Cochran served as President of the Company and FSA from August 1990 until November 1997. He has been Chief Executive
                                Officer of FSA since August 1990, Chairman of
                                FSA since July 1994, and a director of FSA since
                                July 1988. Prior to joining the Company in 1985,
                                Mr. Cochran was managing partner of the
                                Washington, D.C. office of the Kutak Rock law firm. Mr. Cochran is Chairman of the Association of Financial Guaranty Insurors, as well as a director of XL Financial Assurance Ltd and White
                                Mountains.

Alain Delouis
     Age 40.................    Director of the Company since November 2000. Mr.
                                Delouis has been a member of the executive board and head of the financial markets division of Dexia Credit Local since mid-2000. Prior to that, he served as the head of the Risk
                                Management Department of Dexia Group since 1997, and headed the internal audit department of Credit Local de France during 1995 and 1996.

Martine Decamps
     Age 52.................    Director of the Company since July 2000. Ms.
                                Decamps has been a member of the management committee of Dexia Bank, S.A. (formerly Credit
                                Communal de Belgique S.A. ("CCB")) since March
                                1993. She previously served as Managing Director of CCB's Strategic Planning Division. She is a director of important Dexia subsidiaries, including Dexia Banque Internationale a
                                Luxembourg, Dexia Banque Privee (Suisse) S.A.
                                and Dexia Banque Privee France S.A. She also serves as Vice President of Dexia Insurance S.A.

Robert N. Downey
     Age 65.................    Director of the Company since August 1994. Mr.
                                Downey has been a senior director of Goldman
                                Sachs & Co. since 1999. He was a limited partner since 1990, and a general partner from 1976 until 1990, of Goldman, Sachs & Co. At Goldman,
                                Sachs & Co., Mr. Downey served as head of the Municipal Bond Department and Vice Chairman of the Fixed Income Division. Mr. Downey was a
                                Director of the Securities Industry Association from 1987 through 1991 and served as its Chairman in 1990 and Vice Chairman in 1988 and
                                1989. He was also formerly Chairman of
                                the Municipal Securities Division of the Public
                                Securities Association (known today as the Bond
                                Market Association) and Vice Chairman of the
                                Municipal Securities Rulemaking Board.

Roland C. Hecht
    Age 55..................    Director of the Company since July 2000. Mr.
                                Hecht has been Executive Vice President -
                                Development and International, of Dexia S.A.
                                since December 2000. He was Chairman of the Executive Board of Dexia Project & Public
                                Finance International Bank from January 1998 until July 2000. He was also a member of the Executive Board of Dexia Credit Local de France, a subsidiary of Dexia S.A. formerly known as Credit Local de France, from January 2000 to
                                November 2000. He joined Credit Local de France as head of its international department in 1990.
                                In 1993 he was named Executive Vice President and later became Senior Executive Vice President and member of the Board of Directors in 1996.
                                Prior to joining Credit Local de France, Mr.
                                Hecht was General Manager of Banque Nationale de
                                Paris (BNP) London branch.

David O. Maxwell
     Age 70.................    Director of the Company since August 1994. Mr.
                                Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a director of Potomac
                                Electric Power Company (PEPCO), and a member of the advisory boards of Corporate Partners, L.P., Centre Partners II, L.P. and Centre Partners
                                III, L.P.

Sean W. McCarthy
     Age 42.................    Director of the Company since February 1999. Mr.
                                McCarthy has been President of FSA since
                                November 2000, and Executive Vice President of the Company since November 1997. He served as Chief Operating Officer of FSA from November
                                1997 until November 2000. Mr. McCarthy has been a Managing Director of FSA since March 1989, head of its Financial Guaranty Department since
                                April 1993, Executive Vice President of FSA since October 1999 and a director of FSA since
                                September 1993. Prior to joining FSA in 1988,
                                Mr. McCarthy was a Vice President of PaineWebber
                                Incorporated.

James H. Ozanne
    Age 57..................    Vice Chairman of the Board of Directors since
                                February 1998 and a Director of the Company since January 1990. Mr. Ozanne is Chairman of
                                Greenrange Partners. He was Chairman of Source
                                One from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was President of Fund American
                                Enterprises, Inc. from March 1997 until December
                                1999. He was Chairman and Director of Nations
                                Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief
                                Executive Officer of U S WEST Capital
                                Corporation ("USWCC") from September 1989 until
                                December 1993. Prior to joining USWCC, Mr.
                                Ozanne was Executive Vice President of General
                                Electric Capital Corporation. He is a director of Basis 100 Inc. and Vice Chairman of Fairbanks
                                Capital Holding Corp.

Pierre Richard
     Age 60.................    Director of the Company since July 2000. Mr.
                                Richard was appointed Group Chief Executive and
                                Chairman of the Executive Board of Dexia S.A. in
                                December 1999 after its reorganization. He had been co-Chairman of Dexia Group since its creation through the alliance between Credit
                                Local de France and CCB in December 1996. In
                                October 1987, when Credit Local de France was incorporated, he took over as Chief Executive
                                Officer and then, in December 1993, after the firm's privatization, he was named Chairman and Chief Executive Officer. He previously served as
                                Deputy General Manager of Caisse des Depots et
                                Consignations and, before that, as head of the Local Authorities Department at the French
                                Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Compagnie Nationale
                                Air France and Le Monde SA. He has been
                                decorated as an Officier of the Legion d'Honneur and the Ordre National du Merite.

Roger K. Taylor
     Age 49.................    Director of the Company since February 1995. Mr.
                                Taylor has been Chief Operating Officer of the Company since May 1993 and President of the Company since November 1997. Mr. Taylor joined
                                FSA in January 1990, and has served FSA as its President from November 1997 until November
                                2001, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice
                                President of Financial Guaranty Insurance
                                Company, a financial guaranty insurer. Mr.
                                Taylor is a director of Fairbanks Capital
                                Holding Corp. and Preferred Mortgages Limited.

Paul M. Vanzeveren
    Age 50..................    Director of the Company since July 2000. Mr.
                                Vanzeveren has been a member of the Consortium
                                Committee and the Executive Board of the Dexia
                                Group since July 1997. He served as Director and a member of the management committee in charge of Financial Markets for CCB from June 1994 until August 2000, after serving as its Inspector-General in charge of the Audit and Inspection division. He had previously been head of the Finance division in charge of foreign exchange and money markets, Belgian and foreign capital markets, international banking relations, risk analysis, determination and management of banking and corporate limits and back office operations for those activities.
                                Earlier in his career at CCB, he held a series of positions in capital markets and public lending.

Rembert von Lowis
    Age 47..................    Director of the Company since July 2000. Mr. von
                                Lowis is a member of the Executive Board and Chief Financial Officer of Dexia S.A. He became
                                Senior Executive Vice President of Credit Local de France in 1993. Mr. von Lowis joined Credit
                                Local de France as Chief Financial Officer and member of its Executive Board in 1988. Earlier, he held management positions in the Local
                                Development Division in Caisse des Depots et
                                Consignations and the Local Authorities
                                Department of the French Ministry of Interior.

      Each director of the Company who is not an officer of the Company or Dexia received a fee at a rate of $30,000 per annum prior to July 2000 and $40,000 per annum thereafter for service as a director, and an additional annual fee of $5,000 if chairperson of a Committee of the Board of Directors. Such directors also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for any such meeting attended. Each director is entitled to defer fees under the Company's Deferred Compensation Plan.

Executive Officers of the Company

      In addition to Messrs. Cochran, McCarthy and Taylor (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers include the permanent members of the Management Committee and Mr. Joseph, the Company's principal accounting officer.

       Name            Age                  Position
--------------------------------------------------------------------------------

Russell B. Brewer II    44   Managing Director of FSA and the Company; Chief
                               Underwriting Officer and Director of FSA
John A. Harrison        57   Managing Director and Chief Financial Officer of
                               the Company and FSA; Director of FSA
Jeffrey S. Joseph       42   Managing Director and Controller of the Company
                               and FSA
Bruce E. Stern          47   Managing Director, General Counsel and Secretary of
                               the Company and FSA; Director of FSA

      The present principal occupation and five-year employment history of each of the above-named executive officers of the Company, as well as other directorships of corporations currently held by each such person, are set forth below:

      Mr. Brewer has been a Managing Director of FSA since March 1989 and the Chief Underwriting Officer of FSA since September 1990. He has been a Managing Director of the Company since May 1999 and a director of FSA since September 1993. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of FSA. Prior to joining FSA in 1986, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") provides for certain reporting obligations by each director, executive officer and beneficial owner of more than 10% of any equity security registered under
Section 12 of the Exchange Act. Upon the Merger in July 2000, all the Company's Common Stock became indirectly owned by Dexia S.A., and ceased to be registered under Section 12 of the Exchange Act or listed on the New York Stock Exchange (the "NYSE"). The Company's Preferred Stock was not registered prior to the Merger, and was contributed to the Company's capital following the Merger. Consequently, the Company no longer has any equity security registered under
Section 12 of the Exchange Act, and the provisions of Section 16 of the Exchange Act ceased to be applicable to the persons specified in such section. Based solely upon a review of the reports furnished to it pursuant to Section 16, the Company believes that all of its directors, executive officers and greater than 10% equity security holders complied with the filing requirements applicable to them with respect to transactions occurring during the period from January 1, 2000, until the Merger.

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

                                                                                          Long-Term
                                                    Annual Compensation                Compensation (1)
                                           -----------------------------------------   -----------------
  Name and Principal                                                   Other Annual                          All Other
      Position                     Year      Salary       Bonus      Compensation(2)    LTIP Payouts(3)   Compensation(4)
      --------                     ----      ------       -----      ---------------    ---------------   ---------------
Robert P. Cochran                  2000    $470,000    $1,900,000              $0         $1,689,098         $115,000
  Chairman of the Board and        1999     470,000        69,402       2,153,645          5,897,323          133,823
  Chief Executive Officer          1998     440,000       560,000       1,164,706          4,737,911          113,834
Roger Taylor                       2000     310,000     1,450,000               0          1,247,200          115,000
  President and                    1999     310,000       413,617       1,395,745          4,106,640          116,609
  Chief Operating Officer          1998     290,000       710,000         694,118          2,979,302          103,326
Sean W. McCarthy                   2000     250,000     1,600,000               0          1,906,909           90,000
  Executive Vice                   1999     250,000       618,828       1,154,320          3,570,905          119,309
  President                        1998     235,000       875,000         264,706          2,475,950          102,715
Bruce E. Stern                     2000     215,000       600,000               0            413,553           58,950
  Managing Director, General       1999     215,000       300,000         352,941          1,816,906           54,429
  Counsel and Secretary            1998     200,000       365,000          88,235          1,316,755           46,694
Russell B. Brewer II               2000     215,000       600,000               0            409,192           58,950
  Managing Director and            1999     215,000       475,000         147,059          1,821,194           51,404
  Chief Underwriting Officer       1998     200,000       365,000          88,235          1,308,949           49,844

(1) No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2) Figures for 1999 and 1998 represent the value of phantom stock granted as "equity bonus" awards under the Company's 1993 Equity Participation Plan, as amended, and deferred for a minimum of five years. Effective upon the Merger, all equity bonus awards reported for prior years ceased to be deferred, were valued at $76.00 per share and were paid out to all employees. The Company ceased granting equity bonus awards following the Merger.

(3) Payouts were made to or deferred by each named executive in February 2001 with respect to performance shares for the three-year performance cycle ending December 31, 2000. Payouts were made in cash for 2000, and in shares of Common Stock or cash for 1999 and 1998. For purposes of this table, shares of Common Stock are valued for 1999 and 1998 at $49.1875 and $53.625 per share, respectively, the New York Stock Exchange closing price per share on the day preceding approval of the payout by the Human Resources Committee of the Board of Directors and the per share value employed for those receiving cash payments.

(4) All Other Compensation includes contributions by the Company to a defined contribution pension plan ("Pension Plan") and supplemental executive retirement plan ("SERP") as follows:

      ----------------------------------------------------------------------------------------------------
             Officer                    2000                         1999                     1998
             -------                    ----                         ----                     ----
      ----------------------------------------------------------------------------------------------------
                              Pension Plan      SERP       Pension Plan     SERP     Pension Plan    SERP
                              ------------      ----       ------------     ----     ------------    ----
      ----------------------------------------------------------------------------------------------------
      Robert P. Cochran          $14,400      $75,600         $14,400     $75,600      $14,400     $75,735
      ----------------------------------------------------------------------------------------------------
      Roger K. Taylor             14,400       75,600          14,400      75,600       14,400      75,600
      ----------------------------------------------------------------------------------------------------
      Sean W. McCarthy            14,400       75,600          14,400      75,600       14,400      75,600
      ----------------------------------------------------------------------------------------------------
      Bruce E. Stern              14,400       44,550          14,400      33,300       14,400      30,600
      ----------------------------------------------------------------------------------------------------
      Russell B. Brewer II        14,400       44,550          14,400      34,200       14,400      33,750
      ----------------------------------------------------------------------------------------------------

      All Other Compensation also includes amounts paid by the Company to gross up employees for medicare tax paid in respect of equity bonus awards.

Employment Agreements and Arrangements; Change in Control Provisions

      In connection with the Merger, each of Messrs. Cochran, Taylor and McCarthy entered into four-year employment agreements with the Company, effective July 5, 2000, the date of the Merger. The employment agreements generally guarantee continuation of compensation and benefits through July 5, 2004. Compensation consists of (i) base salary at the annual rate in effect immediately prior to the Merger, subject to increase at the Board's discretion;
(ii) annual bonus equal to a minimum percentage of a defined "bonus pool"; and
(iii) annual grants of performance shares equal to no less than 50% of the number of performance shares granted to such executive officer in 2000. The bonus pool equals 7% of the after-tax growth in adjusted book value for the year, excluding realized and unrealized gains/losses on investments and including a return on equity modifier consistent with the Company's practice in effect before the Merger. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $7 million, may also be distributable. Mr. Cochran will receive an annual cash bonus equal to at least 5.6%, and Messrs. Taylor and McCarthy will each receive an annual cash bonus equal to at least 4.25%, of the bonus pool and, if applicable, the reserve pool. An additional 2.9% (or 1.75% if Mr. Cochran is no longer employed by the Company; or 2.02% if either Mr. Taylor or Mr. McCarthy is no longer employed by the Company) of the bonus pool and, if applicable, the reserve pool, will be allocated among those three executive officers as determined by the Human Resources Committee. The employment agreements also provide for continued participation in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran, Taylor or McCarthy without cause or any of such executive officers terminates his employment for "good reason", he will be entitled to twice his annual base and average annual bonus; his outstanding performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company; and two-thirds of both his remaining unvested performance shares and the minimum annual performance shares which he is entitled to receive through July 5, 2004 will vest. Each employment agreement provides that, if the employee is terminated for cause or terminates his employment without "good reason" during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term, he will also be entitled to his pro-rata annual bonus through the date of termination, his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company, and subsequently awarded performance shares will be treated as provided in the 1993 Equity Participation Plan, as amended (the "Equity Plan"). The employment agreements contain a non-compete provision extending through the four-year term.

      The Company's severance policy for senior management entitles Messrs. Stern and Brewer to 12 months of compensation, in each case if terminated without cause and based upon current compensation (or, in certain events, prior compensation if higher). The severance policy was amended in connection with the Merger to provide reimbursement (on a grossed-up basis) for any "golden parachute" excise taxes payable by employees upon their termination of employment following the Merger, and to restrict adverse amendments to the policy through December 31, 2004.

      The Equity Plan provides for accelerated vesting and payment of equity bonus shares, performance shares and stock options awarded thereunder upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plan. Each of the named executive officers holds performance shares awarded under the Equity Plan.

      The Equity Plan provides that the Company's Board of Directors may elect to continue the plan if a change in control occurs. Following a "plan continuation", performance shares are not accelerated, but vest and are payable as if no change in control had occurred, except in the case of any employee who is terminated without cause or leaves for "good reason" following the change in control. The Board elected a plan continuation in connection with the Merger.

Other Relationships

      In February 1992, the Company provided a loan to Mr. McCarthy in connection with his relocation to New York City. Mr. McCarthy is the Executive Vice President and a director of the Company, and President and Chief Operating Officer of FSA. The loan was amended in December 1993 to allow for the repayment of the remaining principal balance over a ten-year period in equal installments of $36,282 at an interest rate of 5.20% per annum. During 2000, Mr. McCarthy repaid the entire outstanding principal balance.

Forward Shares

      The Company entered into forward arrangements with several financial institutions in May 1996 and December 1999. Under the forward arrangements, the Company had the obligation before the end of the applicable term to either (a) purchase shares of the Company's Common Stock (the "Forward Shares") from the counterparties for a specified price per share plus carrying costs (net of dividends) or (b) direct the counterparties to sell the Forward Shares, receiving any excess of the sale proceeds over the specified purchase price per share (or making up any shortfall) in cash or additional shares, at its option. The purchase price per share was $26.50 and $53.50 under the 1996 and 1999 forward arrangements, respectively.

      At the time the Company entered into each forward arrangement, it made the economic benefits of the forward shares available under a subscription program to the Company's management and directors, who had parallel investments in phantom Forward Shares under the Company's Deferred Compensation Plan or Supplemental Executive Retirement Plan. All of the forward arrangements were settled at $76.00 per share in connection with the Merger.

Director Share Purchase Program

      In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings, Inc. ("DHI") and Dexia Public Finance Bank (now Dexia Credit Local) establishing a program (the "Director Share Purchase Program") pursuant to which Company directors could invest in shares of the Company's common stock. The Director Share Purchase Program entitles each director of the Company to purchase from Dexia S.A. (or an affiliate thereof) up to $10 million of restricted shares ("Restricted Shares") of the Company's Common Stock at a price of $78.766 per share; provided that (i) Restricted Shares must be held for the lesser of four years or the participant's tenure as a director of the Company; and (ii) Restricted Shares may be put to Dexia Credit Local at any time or from time to time following the required holding period for cash. Directors may purchase such shares either directly or through deemed investments under the Company's Deferred Compensation Plan ("DCP") or Supplemental Executive Retirement Plan ("SERP"). Each deemed investment election with respect to these shares is irrevocable. The Director Share Purchase Program enables the Company to purchase from DHI, at the same price, the same number of shares of common stock purchased by directors through phantom investments under the DCP or SERP. Upon expiration of any applicable deferral period, the Company is obligated to pay out the phantom investments in shares of common stock, which must be held by the participant as if acquired directly from DHI for generally a minimum of six months. The purchase price for each Restricted Share put to Dexia Credit Local is equal to the product of 1.4676 and adjusted book value per share ("ABV per share"), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plan. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share freezes on the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period. During the initial subscription period, directors of the Company made investments described under the caption "Directors and Executive Officers" in
Item 12.

Performance Shares

      Performance shares are awarded under the Equity Plan. The Equity Plan authorizes the discretionary grant of performance shares by the committee administering the Equity Plan (the Human Resources Committee) to key employees of the Company and its subsidiaries. Each performance share represents the economic value of up to two shares of Common Stock, and not just appreciation, as is the case with a stock option. The number of shares of Common Stock actually earned for each performance share depends upon the attainment by the Company and its subsidiaries (on a consolidated basis) of "performance objectives" during the time period specified by the Committee at the time an award of performance shares is made.

      The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2000 (which awards were made in January 2001), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

                  LONG-TERM INCENTIVE PLANS - AWARDS IN 2000(1)

                                                                        Estimated Future Payouts (3)
                                                             ------------------------------------------------------
                                              Performance
                             Performance      Period Until      Threshold            Target             Maximum
   Name                     Shares Granted       Payout      (no. of shares)     (no. of shares)    (no. of shares)
   ----                     --------------       ------      ---------------     ---------------    ---------------
   Robert P. Cochran .....      35,000             (2)              0                 35,000             70,000
   Roger K. Taylor .......      25,000             (2)              0                 25,000             50,000
   Sean W. McCarthy ......      25,000             (2)              0                 25,000             50,000
   Bruce E. Stern ........      10,000             (2)              0                 10,000             20,000
   Russell B. Brewer II ..      10,000             (2)              0                 10,000             20,000

----------
(1) These performance shares were awarded under the Equity Plan in January 2001 for the year ended December 31, 2000. The table excludes performance shares awarded in January 2000 for the year ended December 31, 1999, which are set forth in a table in the Company's proxy statement for its 2000 annual meeting of shareholders.

(2) One-third of each award relates to the three-year performance cycle ending December 31, 2003; and two-thirds of each award relates to the three-year performance cycle ending December 31, 2004. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

(3) The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in "adjusted book value" and "book value" per share ("ROE") of Common Stock during an applicable "performance cycle" and the value of Common Stock at the time of payout of such performance shares. At the election of the holder at the time of the award, ROE may be determined including or excluding realized and unrealized gains and losses in the Company's investment portfolio. With respect to the performance shares described in the table above, if ROE is 7% or less per annum for any performance cycle, no shares of Common Stock will be earned for the performance cycle; if ROE is 13% per annum for any performance cycle, a number of shares of Common Stock equal to 100% of the number of performance shares will be earned for that performance cycle; and if ROE is 19% per annum or higher for any performance cycle, a number of shares of Common Stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company's Common Stock is not registered under the Securities Exchange Act of 1934, the Company expects to pay its performance shares in cash rather than stock. For payouts of performance shares outstanding at the time of the Merger, each share of Common Stock was valued at the Merger price of $76.00 per share, plus interest at a rate of 8% per annum from the effective date of the Merger. For payouts of performance shares granted after the Merger, Common Stock will be valued under a formula based upon adjusted book value and operating earnings per share.

Compensation Committee Interlocks and Insider Participation

      The Human Resources Committee has consisted of Messrs. Maxwell (Chairperson), Byrne, Cochran, Downey, Hecht and Richard since the Merger, and consisted of Messrs. Kemp (Chairperson), Downey, Maxwell and Ozanne during the remainder of 2000. Except for Mr. Cochran, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Byrne is Chairman and Chief Executive Officer of White Mountains Insurance Group Ltd. ("White Mountains"), which was a major shareholder of the Company prior to the Merger. Mr. Kemp is Deputy Chairman of White Mountains. Mr. Cochran, Chairman and Chief Executive Officer of the Company, is a director of White Mountains and a member of the human resources and compensation committees of White Mountains. Mr. Downey, a director of the Company, is a Senior Director of Goldman, Sachs & Co. Goldman Sachs served as the Company's financial advisor in connection with the Merger and was paid a substantial fee upon consummation of the Merger. Mr. Hecht is Executive Vice President - Development and International, of Dexia S.A. Mr. Ozanne is Vice Chairman of Fairbanks Capital Holdings Corp. ("Fairbanks"), a servicer of residential mortgage loans in which the Company has approximately a 22% interest. Fairbanks services a number of residential mortgage loan portfolios supporting transactions insured by subsidiaries of the Company.

      As described above under the caption "Director Share Purchase Program", members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments with directors' fees deferred under the Company's Deferred Compensation Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

      The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 15, 2001 as to each person known by the Company to beneficially own, within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), 5% or more of the outstanding shares of the Common Stock, par value $.01 per share, of the Company.

                                          Name and address of              Amount and nature of
                                          -------------------              --------------------
             Title of class                 beneficial owner               beneficial ownership      Percent of class
             --------------                 ----------------               --------------------      ----------------
        Common Stock, par value     Dexia S.A.(1)                         32,752,884 shares(1)(2)        98.6%(2)
        $.01 per share              7 a 11 quai Andre Citroen BP-1002
                                    75 901 Paris Cedex 15, France

                                    Boulevard Pacheco 44
                                    B-1000 Brussels, Belgium

----------
(1)   Shares are held indirectly through subsidiaries of Dexia S.A.

(2) For purposes of this table, Dexia S.A. is not deemed to be the beneficial owner of 304,757 shares acquired by the Company in connection with the Director Share Purchase Program as described under the caption "Director Share Purchase Program" in Item 11. Ownership percentage is calculated based on 33,213,238 shares of Common Stock outstanding at March 15, 2001, which excludes such shares acquired by the Company.

Directors and Executive Officers

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 15, 2001 for (a) each director of the Company, (b) each executive officer named under "Executive Compensation -- Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. The table also provides information regarding economic ownership. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

         Directors and                   Amount and Nature of        Economic
         -------------                   --------------------        --------
       Executive Officers               Beneficial Ownership (1)   Ownership (1)
       ------------------               ------------------------   -------------
John J. Byrne (2)                               126,958              126,958
Robert P. Cochran                                    --              259,510
Alain Delouis (3)                                    --                   --
Martine Decamps (3)                                  --                   --
Robert N. Downey                                 10,788               29,259
Roland C. Hecht (3)                                  --                   --
Sean W. McCarthy                                     --              131,839
David O. Maxwell                                  5,213               19,299
James H. Ozanne                                      --               22,701
Pierre Richard (3)                                   --                   --
Roger K. Taylor                                      --              192,142
Paul M. Vanzeveren (3)                               --                   --
Rembert von Lowis (3)                                --                   --
Russell B. Brewer II                                 --               36,944
Bruce E. Stern                                       --               36,944
All executive officers and directors as
  a group (17 persons)                          142,959              882,124

----------
(1) Shares beneficially owned were acquired under the Company's Director Share Purchase Program described under the caption "Director Share Purchase Program" in Item 11. To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) performance shares, with each performance share treated as one share of Common Stock, in the amounts shown below (excluding fractional shares), and (b) deemed investments in the Company's Common Stock under the Director Share Purchase Program:

                      Officer                      Performance Shares
                      -------                      ------------------
                      Robert P. Cochran                  132,552
                      Roger K. Taylor                     95,653
                      Sean W. McCarthy                   105,787
                      Russell B. Brewer II                36,944
                      Bruce E. Stern                      36,944

      The Company acquired 304,757 shares of its common stock from Dexia Holdings, Inc. to satisfy its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at such date under the DCP and SERP.

(2) Mr. Byrne is also the chairman and a principal owner of White Mountains Insurance Group Ltd. ("White Mountains"), which was a major shareholder of the Company prior to the Merger. An affiliate of White Mountains purchased 317,395 shares of the Company's Common Stock from Dexia Holdings, Inc. in February 2001.

(3) Messrs. Richard, Delouis, Hecht, Vanzeveren and von Lowis and Ms. Decamps are officers of Dexia S.A. or its subsidiaries. Dexia S.A. indirectly owns substantially all of the Company's Common Stock.

Item 13. Certain Relationships and Related Transactions

Financial Guaranty Transactions

      Since the Merger in July 2000, various affiliates of Dexia S.A., including certain wholly owned bank subsidiaries and/or their U.S. branches, have participated in transactions in which the Company or its subsidiaries have provided financial guaranty insurance. For example, Dexia affiliates have provided liquidity facilities and letters of credit in FSA-insured transactions, and been the beneficiary of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties.

Director Share Purchase Program

      Directors are entitled to purchase up to $10 million of actual or phantom shares of the Company's Common Stock, as described above under the caption "Director Share Purchase Program" in Item 11.

Other Relationships

      Additional information relating to certain relationships and related transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements and Financial Statement Schedules and Exhibits.

      1. Financial Statements

            Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

            Report of Independent Accountants

            Consolidated Balance Sheets at December 31, 2000 and 1999

            Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

            The following financial statement schedule is filed as part of this Report.

            Schedule    Title
            --------    -----

            II Condensed Financial Statements of the Registrant for the Years Ended December 31, 2000, 1999 and 1998.

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

      3. Exhibits

            The following are annexed as exhibits to this Report:

              Exhibit No.        Exhibit
              -----------        -------

                  2.1 Agreement and Plan of Merger dated as of March 14, 2000 by and among Dexia S.A., Dexia Credit local de France S.A., PAJY Inc. and the Company. (Previously filed as Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated March 14, 2000, and incorporated herein by reference.)

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

                  3.1(B) Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as
                              Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the "September 30, 2000 10-Q"), and incorporated herein by reference.)

                  3.1(C) Certificate of Merger of White Mountains Holdings, Inc. and the Company into the Company under
                              Section 904 of the Business Corporation Law
                              (effective July 5, 2000). (Previously filed as
                              Exhibit 3.2 to the September 30, 2000 10-Q, and incorporated herein by reference.)

                  3.2 Amended and Restated By-laws of the Company, as amended and restated on July 5, 2000. (Previously filed as Exhibit 3.3 to the September 30, 2000 10-Q, and incorporated herein by reference.)

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

                  10.5+ Amended and Restated Supplemental Executive Retirement Plan (amended and restated as of July 10, 2000). (Previously filed as Exhibit 10.2 to the September 30, 2000 10-Q, and incorporated herein by reference.)

                  10.6+ Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 13, 1999). (Previously filed as Appendix A to the Company's proxy statement dated March 26, 1999, and incorporated herein by reference.)

                  10.7+ Deferred Compensation Plan (amended and restated as of July 10, 2000). (Previously filed as Exhibit No. 10.1 to the September 30, 2000 10-Q, and incorporated herein by reference.)

                  10.8+ Severance Policy for Senior Management (amended and restated as of March 13, 2000). (Previously filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 30, 2000, and incorporated herein by reference.)

                  10.9(A)+ Share Purchase Program Agreement dated as of September 4, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.3 to the September 30, 2000 10-Q, and incorporated herein by reference.)

                  10.9(B)+*   Share Purchase Program Agreement dated as of
                              December 15, 2000, among Dexia Public Finance
                              Bank, Dexia Holdings, Inc. and the Company.

                  10.10+* Employment Agreement dated as of March 14, 2000 by and between the Company and Robert P. Cochran.

                  10.11+* Employment Agreement dated as of March 14, 2000 by and between the Company and Roger K. Taylor.

                  10.12+* Employment Agreement dated as of March 14, 2000 by and between the Company and Sean W. McCarthy.

                  21*         List of Subsidiaries.

                  23*         Consent of PricewaterhouseCoopers LLP.

                  24* Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal period ended December 31, 1996, and incorporated herein by reference, other than the power of attorney for (i) Mr. McCarthy, which was filed as
                              Exhibit 24 to the 1998 Form 10-K; and (ii) Messrs. Richard, Delouis, Hecht, Vanzeveren and von Lowis and Ms. Decamps, which are filed herewith.

                  99* Financial Security Assurance Inc. and Subsidiaries 2000 Consolidated Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*     Filed herewith.

(b) Reports on Form 8-K

      The Company did not file any Current Report on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINANCIAL SECURITY ASSURANCE
                                      HOLDINGS LTD. (Registrant)


                                    By: /s/ ROBERT P. COCHRAN
                                       ----------------------
                                    Name:  Robert P. Cochran
                                    Title: Chairman and Chief Executive Officer
                                    Dated: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
--------------------------   ----------------------------------   --------------

/s/ ROBERT  P.  COCHRAN*     Chairman, Chief Executive Officer    March 28, 2001
--------------------------   and Director (Principal Executive
    Robert P. Cochran        Officer)

/s/ ROGER  K.  TAYLOR*       President, Chief Operating Officer   March 28, 2001
--------------------------   and Director
    Roger K. Taylor

/s/ SEAN W. MCCARTHY*        Executive Vice President and         March 28, 2001
--------------------------   Director
    Sean W. McCarthy

/s/ JOHN A. HARRISON*        Managing Director and Chief          March 28, 2001
--------------------------   Financial Officer (Principal
    John A. Harrison         Financial Officer)

/s/ JEFFREY S. JOSEPH*       Managing Director and Controller     March 28, 2001
--------------------------   (Principal Accounting Officer)
    Jeffrey S. Joseph

/s/ JOHN  J.  BYRNE*         Director                             March 28, 2001
--------------------------
    John J. Byrne

/s/ ALAIN DELOUIS*           Director                             March 28, 2001
--------------------------
    Alain Delouis

/s/ MARTINE DECAMPS*         Director                             March 28, 2001
--------------------------
    Martine Decamps

/s/ ROBERT  N.  DOWNEY*      Director                             March 28, 2001
--------------------------
    Robert N. Downey

/s/ ROLAND C. HECHT*         Director                             March 28, 2001
--------------------------
    Roland C. Hecht

/s/ DAVID  O.  MAXWELL*      Director                             March 28, 2001
--------------------------
    David O. Maxwell

/s/ JAMES  H.  OZANNE*       Vice Chairman and Director           March 28, 2001
--------------------------
    James H. Ozanne

/s/ PIERRE RICHARD*          Director                             March 28, 2001
--------------------------
    Pierre Richard

/s/ PAUL M. VANZEVEREN*      Director                             March 28, 2001
--------------------------
   Paul M. Vanzeveren

/s/ REMBERT VON LOWIS*       Director                             March 28, 2001
--------------------------
   Rembert von Lowis

----------
* Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of himself and on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.

                                                     By: /s/ ROBERT P. COCHRAN
                                                         ----------------------
                                                           Robert P. Cochran,
                                                            Attorney-in-fact

                                   Schedule II

                 Parent Company Condensed Financial Information

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                              December 31,
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
Assets:
   Investments                                           $   25,574   $   33,488
   Cash                                                         567          293
   Investment in subsidiaries, at equity in net assets    1,511,730    1,315,856
   Notes receivable from subsidiary                         120,000      120,000
   Deferred compensation asset                               89,899       12,859
   Deferred taxes                                            29,068        8,326
   Due from subsidiaries                                                  32,875
   Other assets                                              30,928       52,815
                                                         ----------   ----------
                                                         $1,807,766   $1,576,512
                                                         ==========   ==========
Liabilities and Shareholders' Equity:
   Notes payable                                         $  230,000   $  230,000
   Other liabilities                                         20,964       77,516
   Due to Subsidiaries                                          830
   Deferred Compensation                                     90,239       16,312
   Redeemable preferred stock                                                700
   Shareholders' equity                                   1,465,733    1,251,984
                                                         ----------   ----------
                                                         $1,807,766   $1,576,512
                                                         ==========   ==========

                         Condensed Statements of Income
                             (Dollars in thousands)

                                                       Year Ended December 31,
                                                    -----------------------------
                                                    2000        1999         1998
                                                    ----        ----         ----
Net revenue                                      $   2,187    $   4,761    $  11,515
Interest and amortization expense                  (16,614)     (16,614)     (10,590)
Other expenses                                     (78,915)         913       (4,355)
Equity in earnings of unconsolidated affiliate                    1,180          333
                                                 ---------    ---------    ---------
                                                   (93,342)      (9,760)      (3,097)
Equity in undistributed net income of
   subsidiaries                                    124,292      131,350      117,374
                                                 ---------    ---------    ---------
Income before income taxes                          30,950      121,590      114,277
Income tax benefit                                  32,333        3,815        1,079
                                                 ---------    ---------    ---------
Net income                                       $  63,283    $ 125,405    $ 115,356
                                                 =========    =========    =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

                                   Schedule II

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                   Year Ended December 31,
                                                                ------------------------------
                                                                2000         1999         1998
                                                                ----         ----         ----
Cash flows from operating activities:
   Other operating expenses recovered, net                   $ (92,984)   $   1,821    $  35,168
   Net investment income received                                7,129        5,727        3,510
   Federal income taxes received (paid)                          6,303        5,035       (5,332)
   Interest paid                                               (14,141)     (16,306)      (9,614)
   Other                                                          (468)        (612)      (1,089)
                                                             ---------    ---------    ---------
      Net cash provided by (used for) operating activities     (94,161)      (4,335)      22,643
                                                             ---------    ---------    ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                                 48,431      186,696      170,513
   Proceeds from sales of equity investments                    14,167       12,878       73,042
   Purchases of bonds                                          (55,139)    (176,387)    (158,153)
   Purchases of equity investments                                  --           --      (92,087)
   Purchases of property and equipment                              --           (3)          (3)
   Investment in subsidiaries                                   41,644     (128,172)     (96,788)
   Net decrease (increase) in short-term investments            (1,870)         227       23,777
   Other investments                                               735        3,414      (21,502)
                                                             ---------    ---------    ---------
      Net cash provided by (used for) investing activities      47,968     (101,347)    (101,201)
                                                             ---------    ---------    ---------
Cash flows from financing activities (b):
   Issuance of notes payable, net                                   --           --       96,850
   Surplus notes purchased                                          --           --      (70,000)
   Dividends paid                                               (7,876)     (14,138)     (12,777)
   Treasury stock, net (a)                                      14,489          628      (23,890)
   Sale of stock                                                    --      151,385           --
   Settlement of forward shares                                 39,408           --           --
   Issuance of stock for acquisition of subsidiary (c)              --           --       80,000
   Repurchase of stock by subsidiary                                --           --        8,500
   Other                                                           446      (32,520)         533
                                                             ---------    ---------    ---------
      Net cash provided by financing activities                 46,467      105,355       79,216
                                                             ---------    ---------    ---------

Net increase (decrease) in cash                                    274         (327)         658
Cash at beginning of year                                          293          620          (38)
                                                             ---------    ---------    ---------
Cash at end of year                                          $     567    $     293    $     620
                                                             =========    =========    =========

(a) In 2000, $14,088 in treasury stock was used to pay employees to settle the Company's deferred equity obligation.
(b) In 2000, the Company's subsidiaries received a tax benefit of $3,881 by utilizing the Company's losses. This balance was recorded as a capital contribution.
(c) In addition, in 1998, the Company also exchanged $20,000 of its stock at market value for $20,000 of XL Capital Ltd stock at market value.

     The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

                                   Schedule II

                  Condensed Statements of Cash Flows, continued
                             (Dollars in thousands)

                                                             Year Ended December 31,
                                                       ------------------------------------
                                                          2000         1999         1998
                                                          ----         ----         ----
Reconciliation of net income to net cash provided by
      operating activities:
Net income                                             $  63,283    $ 125,405    $ 115,356
   Equity in undistributed net income of subsidiary     (128,173)    (131,350)    (117,374)
   Decrease (increase) in accrued investment income          (71)       2,303       (2,607)
   Increase (decrease) in accrued income taxes             4,808          756       (5,137)
   Provision (benefit) for deferred income taxes         (26,957)         463       (1,275)
   Net realized losses (gains) on investments              5,331        3,211       (5,206)
   Deferred equity compensation                          (14,578)       8,725       17,765
   Depreciation and accretion of bond discount              (217)        (432)      (1,077)
   Equity in earnings of unconsolidated affiliate             --       (1,180)        (333)
   Change in other assets and liabilities                  2,413      (12,236)      22,531
                                                       ---------    ---------    ---------
Cash provided by (used for) operating activities       $ (94,161)   $  (4,335)   $  22,643
                                                       =========    =========    =========

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

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