Form 10-Q
period 2001-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2001-05-14
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549n

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At May 14, 2001, there were 33,213,238 outstanding shares of Common Stock of the registrant (excludes 304,757 shares of treasury stock).

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Unaudited Financial Statements
           Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets - March 31, 2001
               and December 31, 2000                                          3

           Condensed Consolidated Statements of Operations and
               Comprehensive Income - Three months ended
               March 31, 2001 and 2000                                        4

           Condensed Consolidated Statement of Changes in Shareholders'
               Equity - Three months ended March 31, 2001                     5

           Condensed Consolidated Statements of Cash Flows - Three
               months ended March 31, 2001 and 2000                           6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

PART II    OTHER INFORMATION, AS APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                          March 31,       December 31,
                          ASSETS                                             2001             2000
                                                                             ----             ----
Bonds at market value (amortized cost of $2,055,478 and $1,998,143)      $ 2,173,700       $ 2,103,316
Equity investments at market value (cost of $10,006)                           9,747             9,747
Short-term investments                                                        76,627           121,788
                                                                         -----------       -----------
     Total investments                                                     2,260,074         2,234,851
Cash                                                                          16,536             9,411
Deferred acquisition costs                                                   209,075           201,136
Prepaid reinsurance premiums                                                 362,399           354,117
Reinsurance recoverable on unpaid losses                                      22,035            24,617
Receivable for securities sold                                                 9,226             4,611
Investment in unconsolidated affiliates                                       58,858            57,609
Other assets                                                                 265,587           262,342
                                                                         -----------       -----------

          TOTAL ASSETS                                                   $ 3,203,790       $ 3,148,694
                                                                         ===========       ===========

       LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                 $   963,173       $   936,826
Losses and loss adjustment expenses                                           99,639           116,336
Deferred federal income taxes                                                 96,800            88,817
Ceded reinsurance balances payable                                            52,324            48,784
Payable for securities purchased                                              21,165             4,751
Notes payable                                                                230,000           230,000
Deferred compensation                                                         95,260            90,275
Minority interest                                                             39,372            37,228
Accrued expenses and other liabilities                                        83,286           129,944
                                                                         -----------       -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                          1,681,019         1,682,961
                                                                         -----------       -----------

Common stock (200,000,000 shares authorized; 33,517,995
   issued; par value of $.01 per share)                                          335               335
Additional paid-in capital - common                                          903,479           903,479
Accumulated other comprehensive income [net of deferred income
   tax provision of $38,519 and $34,818]                                      79,443            70,095
Accumulated earnings                                                         539,514           491,824
Deferred equity compensation                                                  24,004            24,004
Less treasury stock at cost (304,757 shares held)                            (24,004)          (24,004)
                                                                         -----------       -----------

          TOTAL SHAREHOLDERS' EQUITY                                       1,522,771         1,465,733
                                                                         -----------       -----------

          TOTAL LIABILITIES AND MINORITY INTEREST
                 AND SHAREHOLDERS' EQUITY                                $ 3,203,790       $ 3,148,694
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (Dollars in thousands)

                                                                                       March 31,
                                                                                -----------------------
                                                                                  2001           2000
                                                                                  ----           ----
Revenues:

   Net premiums written (net of premiums ceded of $32,316 and $29,931)          $ 71,373       $ 36,936
   Decrease (increase) in deferred premium revenue                               (20,109)        10,648
                                                                                --------       --------
   Premiums earned (net of premiums ceded of $22,095 and $19,896)                 51,264         47,584
   Net investment income                                                          31,714         28,433
   Net realized gains (losses)                                                     1,930        (28,835)
   Other income                                                                      257            269
                                                                                --------       --------
                        TOTAL REVENUES                                            85,165         47,451
                                                                                --------       --------
Expenses:

   Losses and loss adjustment expenses                                             2,778          1,781
   Interest expense                                                                4,154          4,154
   Policy acquisition costs                                                        9,274          9,681
   Merger related expenses                                                                       50,126
   Other operating expenses                                                        8,079          9,704
                                                                                --------       --------
                        TOTAL EXPENSES                                            24,285         75,446
                                                                                --------       --------
Minority interest and equity earnings                                                (37)          (296)
                                                                                --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                                 60,843        (28,291)
Benefit (provision) for income taxes                                             (13,153)        15,509
                                                                                --------       --------
      NET INCOME (LOSS)                                                           47,690        (12,782)
                                                                                --------       --------

Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Holding gains arising during period                                         10,693         22,683
      Less: reclassification adjustment for gains (losses) included in net
         income                                                                    1,345        (19,164)
                                                                                --------       --------
   Other comprehensive income                                                      9,348         41,847
                                                                                --------       --------
      COMPREHENSIVE INCOME                                                      $ 57,038       $ 29,065
                                                                                ========       ========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                   Additional    Accumulated                 Deferred
                                                    Paid-In      Other Comp-                  Equity
                                       Common       Capital -     rehensive    Accumulated    Compen-   Treasury
                                       Stock        Common         Income       Earnings      sation      Stock      Total
                                       -----        ------         ------       --------      ------      -----      -----
BALANCE, December 31, 2000             $335         $903,479       $70,095      $491,824      $24,004   $(24,004)  $1,465,733

Net income                                                                        47,690                               47,690

Net unrealized gain on investments,
   net of tax                                                        9,348                                              9,348
                                       ----         --------       -------      --------      -------   --------   ----------
BALANCE, March 31, 2001                $335         $903,479       $79,443      $539,514      $24,004   $(24,004)  $1,522,771
                                       ====         ========       =======      ========      =======   ========   ==========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                           2001            2000
                                                           ----            ----
Cash flows from operating activities:

   Premiums received, net                                $  74,576       $  28,377

   Policy acquisition and other operating expenses
     paid, net                                             (70,924)        (71,729)

   Loss and LAE recovered (paid), net                      (20,279)            679

   Net investment income received                           32,902          28,955

   Recoverable advances received (paid)                      1,536            (709)

   Federal income taxes paid                               (10,523)        (12,452)

   Interest paid                                            (4,134)         (4,134)

   Other, net                                                1,155            (848)
                                                         ---------       ---------
          Net cash provided by (used for) operating
             activities                                      4,309         (31,861)
                                                         ---------       ---------

Cash flows from investing activities:

   Proceeds from sales of bonds                            116,706         735,196

   Purchases of bonds                                     (159,399)       (847,255)

   Purchases of property and equipment                        (467)         (2,321)

   Net decrease in short-term securities                    45,735         109,460

   Other investments, net                                      241           1,785
                                                         ---------       ---------
          Net cash provided by (used for) investing
             activities                                      2,816          (3,135)
                                                         ---------       ---------
Cash flows from financing activities:

   Dividends paid                                                           (3,949)

   Treasury stock                                                           13,936

   Other                                                                    25,005
                                                                         ---------

          Net cash provided by financing activities                         34,992
                                                                         ---------

Net increase (decrease) in cash                              7,125              (4)

Cash at beginning of period                                  9,411           6,284
                                                         ---------       ---------

Cash at end of period                                    $  16,536       $   6,280
                                                         =========       =========

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000

1.    ORGANIZATION AND OWNERSHIP

      Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company domiciled in the State of New York. The Company is primarily engaged (through its insurance subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The Company is an indirect subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation.

2.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders filed on Form 10-K. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented, have been made. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year's presentation.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS 133 was subsequently amended by SFAS 137 and 138. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. At December 31, 2000 and March 31, 2001, the Company had a limited number of insurance policies that would be considered derivatives for accounting purposes and had no open positions in U.S. Treasury bond futures, call options or other derivative instruments used for hedging purposes. The adoption on January 1, 2001 of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

2001 and 2000 First Quarter Results

The Company's 2001 first quarter net income was $47.7 million, compared with a net loss of $12.8 million (net income of $19.8 million excluding costs relating to the July 5, 2000 merger with a subsidiary of Dexia S.A.) for the same period in 2000. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $48.9 million, compared with $41.7 million for the same period in 2000, an increase of 17.2%. Total core revenues increased $8.9 million, from $73.2 million in the first quarter of 2000 to $82.1 million in the first quarter of 2001, while total core expenses increased only $1.1 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses and the cost of the equity-based compensation programs and other non-operating items) was $49.5 million for the first quarter of 2001 versus $43.2 million for the comparable period in 2000, an increase of $6.3 million, or 14.5%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written), reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. The discount rate used to calculate the gross PV premiums written is 5.79% for 2001 and was 5.77% for 2000. The discount rates represent the average pre-tax yield on the Company's investment portfolio for the previous three years. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written increased 55.1%, to $103.7 million for the first quarter of 2001 from $66.9 million for the first quarter of 2000. Gross PV premiums written increased 121.2%, to $137.8 million in the first quarter of 2001 from the first quarter result of $62.3 million in 2000. In the first quarter of 2001, U.S. asset-backed gross PV premiums written were $62.1 million as compared with $26.8 million in 2000, an increase of 131.7%; U.S. municipal gross PV premiums written were $42.3 million as compared with $20.8 million, an increase of 103.4%; and international gross PV premiums were $33.4 million as compared with $14.7 million, an increase of 127.2%. The increase in PV premium resulted, in part, from lower overall volume in the first quarter of 2000 due to the Y2K-related acceleration of business into the fourth quarter of 1999, which reduced the pipeline in the first quarter of 2000. In addition, in the U.S. asset-backed market, the Company had strong collateralized debt obligation issuances and repeat business from auto loan and residential mortgage issuers.

In the first quarter of 2001, the Company insured par value of bonds totaling $17.4 billion, an increase of 123.1% compared to the first quarter of 2000. FSA's first quarter U.S. asset-backed component rose 88.0% to $6.8 billion and the U.S. municipal sector increased 110.1% to $8.0 billion. The international sector rose to $2.6 billion in the first quarter 2001 from $0.4 billion in the first quarter of 2000.

Net premiums written were $71.4 million for the first quarter of 2001, an increase of 93.2% when compared with 2000. Net premiums earned for the first quarter of 2001 were $51.3 million, compared with $47.6 million in the first quarter of 2000, an increase of 7.7%. Premiums earned from refundings and prepayments were $1.2 million for the first quarter of 2001 and $3.1 million for the same period of 2000, contributing $0.6 million and $1.5 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 12.5% relative to the same period in 2000 when the effects of refundings and prepayments are eliminated.

Net investment income was $31.7 million for the first quarter of 2001 and $28.4 million for the comparable period in 2000, an increase of 11.5%. The Company's effective tax rate on investment income was 11.4% for the first quarter of 2001 compared with 13.5% for the same period in 2000. In the first quarter of 2001, the Company realized $1.9 million in net capital gains compared with net capital losses of $28.8 million for the same period in 2000. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the first quarter of 2000 in order to take advantage of various federal tax loss carrybacks that were available to the Company.

The provision for losses and loss adjustment expenses during the first quarter of 2001 was $2.8 million compared with $1.8 million in 2000, representing additions to the Company's general loss reserve. Additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At March 31, 2001, the unallocated balance in the Company's general loss reserve was $67.6 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $4.6 million for the first quarter of 2001 compared with $6.3 million for the same period of 2000) were $12.7 million for the first quarter of 2001 compared with $13.1 million for the same period in 2000. Excluding the effects of refundings, total policy acquisition and other operating expenses were $12.4 million for the first quarter of 2001 compared with $12.3 million for the same period in 2000. In the first quarter 2000, the Company recognized $50.1 million in merger-related expenses, of which $50.0 million represented an increase in equity-based compensation.

Income before income taxes for the first quarter of 2001 was $60.8 million, compared with a loss before income taxes of $28.3 million for the same period in 2000.

Liquidity and Capital Resources

The Company's consolidated invested assets and cash equivalents at March 31, 2001, net of unsettled security transactions, was $2,248.1 million, compared with the December 31, 2000 balance of $2,234.7 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $118.0 million at March 31, 2001 and $104.9 million at December 31, 2000.

At March 31, 2001, the Company had, at the holding company level, an investment portfolio of $25.5 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 2000 or the first quarter of 2001. Based upon FSA's statutory statements for the quarter ended March 31, 2001, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $75.5 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following such change in control, which occurred July 5, 2000. In addition, the Company holds $120 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Insurance Department. FSA paid $1.5 million in interest on such notes in the first quarter of 2001 and 2000.

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

FSA has a credit arrangement, aggregating $150.0 million at March 31, 2001, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At March 31, 2001, there were no borrowings under this arrangement. In April 2001, FSA reduced this credit facility to $125.0 million, and extended its term through April 26, 2002, unless further extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $110.2 million was unutilized at March 31, 2001.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $573.7 million at March 31, 2001. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2008 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of March 31, 2001.

The Company has no plans for material capital expenditures within the next twelve months.

Forward-Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      10.1 Amended and Restated 1993 Equity Participation Plan (amended and restated as of February 15, 2001).

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2001.

      (b) Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                         ---------------------------------------
May 14, 2001                                 Jeffrey S. Joseph
                                         Managing Director & Controller
                                           (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                         Exhibit
-----------                         -------

      10.1 Amended and Restated 1993 Equity Participation Plan (amended and restated as of February 15, 2001).

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2001.