Form 10-Q
period 2001-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2001-08-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At August 12, 2001, there were 33,216,900 outstanding shares of Common Stock of the registrant (excludes 301,095 shares of treasury stock).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries
         Condensed Consolidated Balance Sheets - June 30, 2001
              and December 31, 2000                                            3

         Condensed Consolidated Statements of Operations and
              Comprehensive Income - Three and six months ended
              June 30, 2001 and 2000                                           4

         Condensed Consolidated Statement of Changes in Shareholders'
              Equity - Six months ended June 30, 2001                          5

         Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 2001 and 2000                              6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,         DECEMBER 31,
                                   ASSETS                                                2001               2000
                                                                                         ----               ----
Bonds at market value (amortized cost of $2,099,712 and $1,998,143)                   $ 2,198,578       $ 2,103,316
Equity investments at market value (cost of $10,006)                                        9,747             9,747
Short-term investments                                                                    119,669           121,788
                                                                                      -----------       -----------
     Total investments                                                                  2,327,994         2,234,851
Cash                                                                                       14,194             9,411
Deferred acquisition costs                                                                216,815           201,136
Prepaid reinsurance premiums                                                              382,062           354,117
Reinsurance recoverable on unpaid losses                                                   23,694            24,617
Receivable for securities sold                                                              3,574             4,611
Investment in unconsolidated affiliates                                                    61,259            57,609
Other assets                                                                              284,374           262,342
                                                                                      -----------       -----------

          TOTAL ASSETS                                                                $ 3,313,966       $ 3,148,694
                                                                                      ===========       ===========

           LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                              $ 1,014,885       $   936,826
Losses and loss adjustment expenses                                                       103,994           116,336
Deferred federal income taxes                                                              96,448            88,817
Ceded reinsurance balances payable                                                         58,352            48,784
Payable for securities purchased                                                            9,978             4,751
Notes payable                                                                             230,000           230,000
Deferred compensation                                                                      92,464            90,275
Minority interest                                                                          40,280            37,228
Accrued expenses and other liabilities                                                    106,202           129,944
                                                                                      -----------       -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                                       1,752,603         1,682,961
                                                                                      -----------       -----------

Common stock (200,000,000 shares authorized; 33,517,995
   issued; par value of $.01 per share)                                                       335               335
Additional paid-in capital - common                                                       903,495           903,479
Accumulated other comprehensive income (net of deferred income
   tax provision of $32,388 and $34,818)                                                   66,218            70,095
Accumulated earnings                                                                      591,315           491,824
Deferred equity compensation                                                               23,716            24,004
Less treasury stock at cost (301,095 and 304,757 shares held)                             (23,716)          (24,004)
                                                                                      -----------       -----------

          TOTAL SHAREHOLDERS' EQUITY                                                    1,561,363         1,465,733
                                                                                      -----------       -----------

            TOTAL LIABILITIES AND MINORITY INTEREST
                 AND SHAREHOLDERS' EQUITY                                             $ 3,313,966       $ 3,148,694
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                                --------                       --------
                                                          2001            2000            2001            2000
                                                          ----            ----            ----            ----
Revenues:
   Net premiums written (net of premiums ceded
      of $43,180, $57,829, $75,496 and $87,760)         $ 89,982       $  72,703       $ 161,355       $ 109,639
                                                        ========       =========       =========       =========

   Premiums earned (net of premiums ceded of
      $24,405, $18,070, $46,500 and $37,966)              60,233          44,682         111,497          92,266

   Net investment income                                  31,537          29,406          63,251          57,839

   Net realized gains (losses)                             2,260          (8,898)          4,190         (37,733)

   Other income                                              135             416             392             685
                                                        --------       ---------       ---------       ---------

                         TOTAL REVENUES                   94,165          65,606         179,330         113,057
                                                        --------       ---------       ---------       ---------

Expenses:
   Losses and loss adjustment expenses [net of
      reinsurance recoveries of $2,190, $(664),
      $2,559 and $(609)]                                   3,195           3,077           5,973           4,858

   Interest expense                                        4,153           4,153           8,307           8,307

   Policy acquisition costs                               10,426           9,759          19,700          19,440

   Merger related expenses                                                55,415                         105,541

   Other operating expenses                               11,360          10,067          19,439          19,771
                                                        --------       ---------       ---------       ---------

                         TOTAL EXPENSES                   29,134          82,471          53,419         157,917
                                                        --------       ---------       ---------       ---------

Minority interest and equity in earnings of
unconsolidated affiliates                                  1,248            (611)          1,211            (907)
                                                        --------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                         66,279         (17,476)        127,122         (45,767)

Benefit (provision) for income taxes                     (14,478)          5,686         (27,631)         21,195
                                                        --------       ---------       ---------       ---------

NET INCOME (LOSS)                                         51,801         (11,790)         99,491         (24,572)
                                                        --------       ---------       ---------       ---------

Other comprehensive income (loss), net of tax:

   Unrealized gains (losses) on securities:

      Holding gains (losses) arising during period       (11,738)            615          (1,045)         23,298

      Less: reclassification adjustment for gains
         (losses) included in net income                   1,487          (6,185)          2,832         (25,349)
                                                        --------       ---------       ---------       ---------

   Other comprehensive income (loss)                     (13,225)          6,800          (3,877)         48,647
                                                        --------       ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                             $ 38,576       $  (4,990)      $  95,614       $  24,075
                                                        ========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                Additional    Accumulated                     Deferred
                                                  Paid-In     Other Comp-                      Equity
                                       Common    Capital -     rehensive      Accumulated      Compen-     Treasury
                                       Stock      Common         Income         Earnings       sation        Stock         Total
                                       -----      ------         ------         --------       ------        -----         -----
BALANCE, December 31, 2000              $335      $903,479        $70,095       $491,824       $24,004      $(24,004)   $1,465,733

Net income                                                                        99,491                                    99,491

Deferred equity payout                                  16                                        (288)          288            16

Net unrealized loss on investments,
   net of tax                                                      (3,877)                                                  (3,877)
                                        ----      --------        -------       --------       -------      --------    ----------
BALANCE, June 30, 2001                  $335      $903,495        $66,218       $591,315       $23,716      $(23,716)   $1,561,363
                                        ====      ========        =======       ========       =======      ========    ==========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                            2001              2000
                                                            ----              ----
Cash flows from operating activities:
   Premiums received, net                                $ 173,983       $   118,098
   Policy acquisition and other operating expenses
     paid, net                                             (76,189)         (116,656)
   Loss and LAE recovered (paid), net                      (16,513)            1,923
   Net investment income received                           60,459            49,225
   Recoverable advances paid                                  (281)           (4,178)
   Federal income taxes paid                               (36,089)          (21,911)
   Interest paid                                           (10,666)           (8,269)
   Other, net                                                1,085            (1,548)
                                                         ---------       -----------
          Net cash provided by operating activities         95,789            16,684
                                                         ---------       -----------
Cash flows from investing activities:
   Proceeds from sales of bonds                            270,885         1,019,826
   Purchases of bonds                                     (359,764)       (1,275,788)
   Purchases of property and equipment                        (976)           (3,152)
   Net decrease in short-term securities                     2,995           172,820
   Other investments, net                                   (4,146)              719
                                                         ---------       -----------
          Net cash used for investing activities           (91,006)          (85,575)
                                                         ---------       -----------
Cash flows from financing activities:
   Dividends paid                                                             (7,876)
   Treasury stock                                                             38,643
   Settlement of forward shares                                               39,408
   Other                                                                       8,819
                                                                         -----------
          Net cash provided by financing activities                           78,994
                                                                         -----------

Net increase in cash                                         4,783            10,103

Cash at beginning of period                                  9,411             6,284
                                                         ---------       -----------

Cash at end of period                                    $  14,194       $    16,387
                                                         =========       ===========

            See notes to condensed consolidated financial statements.

(a) In 2001, restricted treasury stock of $288 was distributed to a Director as a deferred compensation plan payout.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

2.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders filed on Form 10-K. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented, have been made. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year's presentation.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS 137 and 138. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. At December 31, 2000 and June 30, 2001, the Company had a limited number of insurance policies that would be considered derivatives for accounting purposes and had no open positions in U.S. Treasury bond futures, call options or other derivative instruments used for hedging purposes. For the six months ended June 30, 2001, the Company recorded, as an increase to premiums earned, a market value adjustment of $3,737,000 relating to these policies. The adoption on January 1, 2001 of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). These provisions are effective for business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Certain of SFAS No. 141 provisions also apply to purchase business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements. This statement requires that goodwill no longer be amortized and instead be subject to an impairment test performed at least annually. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001. Management believes that the implementation of these standards, on January 1, 2002, will not have a material effect on the Company's financial position, results of operations or cash flows.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management, equity analysts and investors consider the following measures important in analyzing the financial results of the Company: core net income, operating net income, core revenue, core expenses and PV premiums written. However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered as substitutes for net income, revenues, expenses and gross premiums written.

2001 AND 2000 SECOND QUARTER RESULTS

The Company's 2001 second quarter net income was $51.8 million, compared with a net loss of $11.8 million (net income of $31.1 million excluding costs relating to the July 5, 2000 merger with a subsidiary of Dexia S.A.) for the same period in 2000. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $51.4 million, compared with $41.2 million for the same period in 2000, an increase of 24.7%. Total core revenues increased $13.7 million, from $72.7 million in the second quarter of 2000 to $86.4 million in the second quarter of 2001, while total core expenses increased only $2.7 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses, the cost of the equity-based compensation programs, changes in fair value of certain insurance products as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and other non-operating items) was $52.3 million for the second quarter of 2001 versus $42.0 million for the comparable period in 2000, an increase of $10.3 million, or 24.4%.

There are two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up-front for business originated in the period or in installments for business originated in prior periods. An alternative measure, the gross present value of premiums written (gross PV premiums written), reflects future installment premiums discounted to a present value, as well as up-front premiums, but only for business originated in the period. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial part of the Company's premiums are collected in installments, a practice typical of the asset-backed business. The discount rate used to calculate the gross PV premiums written is 5.79% for 2001 and was 5.77% for 2000. The discount rates represent the average pre-tax yield on the Company's investment portfolio for the previous three years. Regardless of the measure used, quarter to quarter comparisons are of limited significance because originations fluctuate from quarter to quarter but historically have not exhibited a seasonal pattern.

Gross premiums written increased 2.0%, to $133.2 million for the second quarter of 2001 from $130.5 million for the second quarter of 2000. Gross PV premiums written decreased 9.3%, to $153.7 million in the second quarter of 2001 from the second quarter result of $169.4 million in 2000. In the second quarter of 2001, U.S. asset-backed gross PV premiums written were $56.4 million as compared with $71.9 million in 2000, a decrease of 21.6%; U.S. municipal gross PV premiums written were $81.0 million as compared with $44.9 million, an increase of 80.4%; and international gross PV premiums were $16.3 million as compared with $52.6 million, a decrease of 69.0%.

In the second quarter of 2001, the Company insured par value of bonds totaling $26.7 billion, an increase of 47.1% compared to the second quarter of 2000. FSA's second quarter U.S. asset-backed component rose 46.2% to $11.6 billion and the U.S. municipal component 90.3% to $10.7 billion. The international sector decreased to $4.3 billion in the second quarter of 2001 from $4.5 billion in the second quarter of 2000.

In the second quarter, in the U.S. asset-backed market, the decline in PV premium on increased par insured reflects higher originations in the AAA-shadow-rated collateralized debt obligation sector, which carries a lower premium rate relative to par insured, and reduced originations in the residential mortgage sector. In the U.S. municipal market, declining interest rates and high investor demand for municipal bonds have driven an increase in new-issue volume. In the international market, PV premium declined more than par due to a change in the business mix away from infrastructure financings. Management expects a number of infrastructure transactions, which tend to have relatively long gestation periods, to close in the second half of 2001.

Net premiums written were $90.0 million for the second quarter of 2001, an increase of 23.8% when compared with 2000. Net premiums earned for the second quarter of 2001 were $60.2 million, compared with $44.7 million in the second quarter of 2000, an increase of 34.8%. Premiums earned from refundings and prepayments were $1.7 million for the second quarter of 2001 and $1.8 million for the same period of 2000, contributing $0.9 million and $0.8 million, respectively, to after-tax earnings. For the second quarter of 2001, premium adjustments relating to the mark-to-market adjustment required by SFAS No. 133 resulted in an increase of $3.7 million to premiums earned. Net premiums earned for the quarter grew 27.7% relative to the same period in 2000 when the effects of refundings and prepayments and the mark-to-market adjustment are eliminated.

Net investment income was $31.5 million for the second quarter of 2001 and $29.4 million for the comparable period in 2000, an increase of 7.2%. The Company's effective tax rate on investment income was 10.7% for the second quarter of 2001 compared with 13.0% for the same period in 2000. In the second quarter of 2001, the Company realized $2.3 million in net capital gains compared with net capital losses of $8.9 million for the same period in 2000. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the second quarter of 2000 in order to take advantage of various federal tax loss carrybacks that were available to the Company.

The provision for losses and loss adjustment expenses during the second quarter of 2001 was $3.2 million compared with $3.1 million in 2000, representing additions to the Company's general loss reserve. Additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. Net transfers from the general reserve to new case reserves totaled $2.3 million during the second quarter of 2001. At June 30, 2001, the unallocated balance in the Company's general loss reserve was $68.1 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $6.6 million for the second quarter of 2001 compared with $7.0 million for the same period of 2000) were $15.2 million for the second quarter of 2001 compared with $12.8 million for the same period in 2000. Excluding the effects of refundings, total policy acquisition and other operating expenses were $14.8 million for the second quarter of 2001 compared with $12.2 million for the same period in 2000. In the second quarter of 2000, the Company recognized $55.4 million in merger-related expenses, of which $35.9 million represented an increase in equity-based compensation and $19.5 million was for various fees related to the merger.

Income before income taxes for the second quarter of 2001 was $66.3 million, compared with a loss before income taxes of $17.5 million for the same period in 2000.

The Company's effective tax rate for the second quarter of 2001 was 21.8% compared with 32.5% for the same period in 2000. The effective tax rate differs from the statutory tax rate of 35.0% due to tax-exempt interest income for the second quarter of 2001 and the non-deductibility of certain merger related expenses and tax-exempt interest income for the second quarter of 2000.

2001 AND 2000 FIRST SIX MONTHS RESULTS

The Company's 2001 first half net income was $99.5 million, compared with a net loss of $24.6 million (net income of $50.9 million excluding costs relating to the July 5, 2000 merger with a subsidiary of Dexia S.A.) for the same period in 2000. Core net income was $100.4 million, compared with $83.0 million for the same period in 2000, an increase of 21.0%. Total core revenues for the first half of 2001 increased $22.6 million, from $145.9 million in 2000 to $168.5 million in 2001, while total core expenses increased only $3.8 million. Operating net income was $101.8 million for the first half of 2001 versus $85.2 million for the comparable period in 2000, an increase of $16.5 million, or 19.4%.

Gross premiums written increased 20.0% to $236.9 million for the first half of 2001 from $197.4 million for the first half of 2000. Gross PV premiums written increased 25.8%, from $231.7 million in 2000 to $291.5 million in the first half of 2001. U.S. asset-backed gross PV premiums written were $118.5 million in the first half of 2001, as compared with $98.7 million in the first half of 2000, an increase of 20.1%. In the U.S. municipal business, first half gross PV premiums written increased 87.7% to $123.3 million in 2001 from $65.7 million in 2000. For the international sector, gross PV premiums written in the first half decreased to $49.7 million in 2001 from $67.3 million in 2000, a decrease of 26.2%.

In the first half of 2001, the Company insured par value of bonds totaling $44.1 billion, a 70.0% increase over the same period in 2000. FSA's first half asset-backed and municipal sectors increased 59.2% to $18.4 billion and 98.3% to $18.7 billion, respectively, while its international sector rose 40.8% to $6.9 billion.

Net premiums written were $161.4 million for the first half of 2001, an increase of $51.7 million, or 47.2%, when compared with 2000. Net premiums earned for the first half of 2001 were $111.5 million, compared with $92.3 million in the first half of 2000, an increase of 20.8%. Premiums earned from refundings and prepayments were $2.9 million for the first half of 2001 and $4.9 million for the same period of 2000, contributing $1.4 million and $2.3 million, respectively, to after-tax earnings. For the first half of 2001, premium adjustments relating to the mark-to-market adjustment required by SFAS No. 133 resulted in an increase of $3.7 million to premiums earned. Net premiums earned for the first half grew 20.0% relative to the same period in 2000 when the effects of refundings and prepayments and the mark-to-market adjustment are eliminated.

Net investment income was $63.3 million for the first half of 2001 and $57.8 million for the comparable period in 2000, an increase of 9.4%. The Company's effective tax rate on investment income was 11.1% for the first half of 2001 compared with 13.3% in 2000. In the first half of 2001, the Company realized $4.2 million in net capital gains as compared with net losses of $37.7 million for the same period in 2000. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. However, the Company intentionally incurred above normal realized losses during the first half of 2000 in order to take advantage of various federal tax loss carrybacks which were available to the Company.

The provision for losses and loss adjustment expenses during the first half of 2001 was $6.0 million compared with $4.9 million for the same period in 2000, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $11.2 million for the first half of 2001 compared with $13.4 million for the same period of 2000) were $27.9 million for the first half of 2001 compared with $25.8 million for the same period in 2000, an increase of 8.1%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $27.2 million for the first half of 2001 compared with $24.4 million for the same period in 2000, an increase of 11.2%. In the first half of 2000, the Company recognized $105.5 million in merger related expenses, of which $85.8 million represented an increase in equity-based compensation and $19.7 million was for various fees related to the merger.

Income before income taxes for the first half of 2001was $127.1 million, as compared with a loss before income tax benefits of $45.8 million for the same period in 2000.

The Company's effective tax rate for the first half of 2001 was 21.7% compared with 46.3% for the same period in 2000. The effective tax rate differs from the statutory tax rate of 35.0% due to tax-exempt interest income for the first half of 2001 and the non-deductibility of certain merger related expenses and tax-exempt interest income for the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated invested assets and cash equivalents at June 30, 2001, net of unsettled security transactions, was $2,321.6 million, compared with the December 31, 2000 balance of $2,234.7 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $98.6 million at June 30, 2001 and $104.9 million at December 31, 2000.

At June 30, 2001, the Company had, at the holding company level, an investment portfolio of $14.7 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 2000 or the first half of 2001. Based upon FSA's statutory statements for the quarter ended June 30, 2001, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $76.5 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In addition, the Company holds $120 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Insurance Department. FSA paid $3.0 million in interest on such notes in the first half of both 2001 and 2000.

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

FSA has a credit arrangement, aggregating $125.0 million at June 30, 2001, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At June 30, 2001, there were no borrowings under this arrangement, which expires April 26, 2002, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $110.2 million was unutilized at June 30, 2001.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $606.5 million at June 30, 2001. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2008 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of June 30, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

            10.1+ Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001).

            10.2+ Severance Policy for Senior Management (amended and restated as of May 17, 2001).

            99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2001.

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

                                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                   By /s/ Jeffrey S. Joseph
                                      ------------------------------------------
August 13, 2001                                    Jeffrey S. Joseph
                                            Managing Director & Controller
                                              (Chief Accounting Officer)

                                  Exhibit Index

EXHIBIT NO.                       EXHIBIT
-----------                       -------

      10.1 Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001).

      10.2 Severance Policy for Senior Management (amended and restated as of May 17, 2001).

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2001.