Form 10-Q
period 2001-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2001-11-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At November 12, 2001, there were 33,216,900 outstanding shares of Common Stock of the registrant (excludes 301,095 shares of treasury stock).

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Financial Statements
         Financial Security Assurance Holdings Ltd. and Subsidiaries
         Condensed Consolidated Balance Sheets - September 30, 2001
             and December 31, 2000                                             3

         Condensed Consolidated Statements of Operations and
             Comprehensive Income - Three and nine months ended
             September 30, 2001 and 2000                                       4

         Condensed Consolidated Statement of Changes in Shareholders'
             Equity - Nine months ended September 30, 2001                     5

         Condensed Consolidated Statements of Cash Flows - Nine
             months ended September 30, 2001 and 2000                          6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                 ASSETS                                     2001             2000
                                                                            ----             ----
Bonds at market value (amortized cost of $2,175,150 and $1,998,143)     $ 2,313,332      $ 2,103,316
Equity investments at market value (cost of $10,006)                         10,076            9,747
Short-term investments                                                      133,634          121,788
                                                                        -----------      -----------
     Total investments                                                    2,457,042        2,234,851
Cash                                                                         13,759            9,411
Deferred acquisition costs                                                  227,555          201,136
Prepaid reinsurance premiums                                                395,232          354,117
Reinsurance recoverable on unpaid losses                                     23,577           24,617
Investment in unconsolidated affiliates                                      64,743           57,609
Other assets                                                                279,231          266,953
                                                                        -----------      -----------

          TOTAL ASSETS                                                  $ 3,461,139      $ 3,148,694
                                                                        -----------      -----------

           LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                $ 1,041,728      $   936,826
Losses and loss adjustment expenses                                         106,907          116,336
Deferred federal income taxes                                               110,879           88,817
Ceded reinsurance balances payable                                           26,609           48,784
Notes payable                                                               230,000          230,000
Deferred compensation                                                        90,104           90,275
Minority interest                                                            43,819           37,228
Dividends payable                                                            25,286
Accrued expenses and other liabilities                                      170,680          134,695
                                                                        -----------      -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                         1,846,012        1,682,961
                                                                        -----------      -----------

Common stock (200,000,000 shares authorized; 33,517,995
   issued; par value of $.01 per share)                                         335              335
Additional paid-in capital - common                                         903,495          903,479
Accumulated other comprehensive income (net of deferred income
   tax provision of $44,212 and $34,818)                                     94,040           70,095
Accumulated earnings                                                        617,257          491,824
Deferred equity compensation                                                 23,716           24,004
Less treasury stock at cost (301,095 and 304,757 shares held)               (23,716)         (24,004)
                                                                        -----------      -----------

          TOTAL SHAREHOLDERS' EQUITY                                      1,615,127        1,465,733
                                                                        -----------      -----------

             TOTAL LIABILITIES AND MINORITY INTEREST
                   AND SHAREHOLDERS' EQUITY                             $ 3,461,139      $ 3,148,694
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                             -------------                -------------

                                                          2001          2000           2001           2000
                                                          ----          ----           ----           ----
Revenues:
   Net premiums written (net of premiums ceded
      of $36,821, $31,264, $112,317 and $119,024)      $  69,164      $ 43,909      $ 230,519      $ 153,548
                                                       =========      ========      =========      =========

   Premiums earned (net of premiums ceded of
      $24,280, $20,204, $70,780 and $58,170)              59,941        45,684        171,438        137,950

   Net investment income                                  32,239        30,741         95,490         88,580

   Net realized gains (losses)                             1,450          (565)         5,640        (38,298)

   Other income                                              981           231          1,373            916
                                                       ---------      --------      ---------      ---------

                     TOTAL REVENUES                       94,611        76,091        273,941        189,148
                                                       ---------      --------      ---------      ---------

Expenses:
   Losses and loss adjustment expenses [net of
      reinsurance recoveries of $236, $1,609,
      $2,795 and $1,000]                                   3,139         2,281          9,112          7,139

   Interest expense                                        4,154         4,154         12,461         12,461

   Policy acquisition costs                               10,668         8,996         30,368         28,436

   Merger related expenses                                                                           105,541

   Other operating expenses                               10,181         7,610         29,620         27,381
                                                       ---------      --------      ---------      ---------

                     TOTAL EXPENSES                       28,142        23,041         81,561        180,958
                                                       ---------      --------      ---------      ---------

Minority interest and equity in earnings of
   unconsolidated affiliates                               1,682          (113)         2,893         (1,020)
                                                       ---------      --------      ---------      ---------

INCOME BEFORE INCOME TAXES                                68,151        52,937        195,273          7,170

Benefit (provision) for income taxes                     (15,333)      (11,145)       (42,964)        10,050
                                                       ---------      --------      ---------      ---------

NET INCOME                                                52,818        41,792        152,309         17,220
                                                       ---------      --------      ---------      ---------

Other comprehensive income, net of tax:

   Unrealized gains on securities:

      Holding gains arising during period                 28,773        16,602         27,728         39,900

      Less:  reclassification adjustment for gains
         (losses) included in net income                     951          (365)         3,783        (25,714)
                                                       ---------      --------      ---------      ---------

   Other comprehensive income                             27,822        16,967         23,945         65,614
                                                       ---------      --------      ---------      ---------

COMPREHENSIVE INCOME                                   $  80,640      $ 58,759      $ 176,254      $  82,834
                                                       =========      ========      =========      =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                 Additional  Accumulated                  Deferred
                                                  Paid-In    Other Comp-                   Equity
                                        Common    Capital -   rehensive   Accumulated      Compen-      Treasury
                                        Stock     Common       Income       Earnings       sation         Stock          Total
                                        -----     ------       ------       --------       ------         -----          -----
BALANCE, December 31, 2000              $335     $903,479     $70,095      $ 491,824      $ 24,004      $(24,004)     $ 1,465,733

Net income                                                                   152,309                                      152,309

Dividends                                                                    (26,876)                                     (26,876)

Deferred equity payout                                 16                                     (288)          288               16

Net unrealized loss on investments,
   net of tax                                                  23,945                                                      23,945

                                        ----     --------     -------      ---------      --------      --------      -----------
BALANCE, September 30, 2001             $335     $903,495     $94,040      $ 617,257      $ 23,716      $(23,716)     $ 1,615,127
                                        ====     ========     =======      =========      ========      ========      ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------

                                                           2001            2000
                                                           ----            ----
Cash flows from operating activities:

   Premiums received, net                               $ 194,971      $   157,166

   Policy acquisition and other operating expenses
     paid, net                                            (67,856)        (239,374)

   Loss and LAE recovered (paid), net                     (16,809)           1,723

   Net investment income received                          92,638           79,339

   Recoverable advances paid                                 (607)          (4,040)

   Federal income taxes paid                              (36,090)         (22,241)

   Interest paid                                          (12,403)         (10,006)

   Other, net                                               3,206             (984)
                                                        ---------      -----------

          Net cash provided by operating activities       157,050          (38,417)
                                                        ---------      -----------

Cash flows from investing activities:

   Proceeds from sales of bonds                           364,945        1,256,398

   Purchases of bonds                                    (497,944)      (1,517,243)

   Purchases of property and equipment                     (2,723)          (3,570)

   Net decrease in short-term securities                  (10,707)         179,391

   Other investments, net                                  (4,684)           2,519
                                                        ---------      -----------

          Net cash used for investing activities         (151,113)         (82,505)
                                                        ---------      -----------

Cash flows from financing activities:

   Dividends paid                                          (1,589)          (7,876)

   Treasury stock                                                           38,644

   Settlement of forward shares                                             39,408

   Other                                                                    46,978
                                                        ---------      -----------

          Net cash provided by (used for) financing
            activities                                     (1,589)         117,154
                                                        ---------      -----------

Net increase in cash                                        4,348           (3,768)

Cash at beginning of period                                 9,411            6,284
                                                        ---------      -----------

Cash at end of period                                   $  13,759      $     2,516
                                                        =========      ===========

(a) In 2001, restricted treasury stock of $288 was distributed to a Director as a deferred compensation plan payout.

           See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

2. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders filed on Form 10-K. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented, have been made. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year's presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS No. 137 and No. 138. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. At December 31, 2000 and September 30, 2001, the Company had a limited number of insurance policies considered to be derivatives for accounting purposes and had no open positions in U.S. Treasury bond futures, call options or other derivative instruments used for hedging purposes. For the three months and nine months ended September 30, 2001, the Company recorded, as an increase to premiums earned, a market value adjustment of $2,302,000 and $6,039,000, respectively, relating to these policies. The adoption on January 1, 2001 of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). These provisions are effective for business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Certain SFAS No. 141 provisions also apply to purchase business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements. This statement requires that goodwill no longer be amortized and instead be subject to an impairment test performed at least annually. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001. Management believes that the implementation of these standards, on January 1, 2002, will not have a material effect on the Company's financial position, results of operations or cash flows.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management and investors consider the following measures important in analyzing the financial results of the Company: core net income, operating net income, core revenue, core expenses and PV premiums written. However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered as substitutes for net income, revenues, expenses and gross premiums written.

2001 AND 2000 THIRD QUARTER RESULTS

The Company's 2001 third quarter net income was $52.8 million, compared with net income of $41.8 million for the same period in 2000. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $54.6 million, compared with $44.4 million for the same period in 2000, an increase of 23.1%. Total core revenues increased $16.2 million, from $74.2 million in the third quarter of 2000 to $90.5 million in the third quarter of 2001, while total core expenses increased only $4.0 million. Operating net income (net income less the after-tax effect of net realized capital gains or losses, the cost of the equity-based compensation programs, changes in fair value of certain insurance products as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and other non-operating items) was $54.8 million for the third quarter of 2001 versus $45.4 million for the comparable period in 2000, an increase of $9.4 million, or 20.6%.

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

Gross premiums written increased 41.0%, to $106.0 million for the third quarter of 2001 from $75.2 million for the third quarter of 2000. Gross PV premiums written increased 54.9%, to $139.5 million in the third quarter of 2001 from the third quarter result of $90.1 million in 2000. In the third quarter of 2001, U.S. asset-backed gross PV premiums written were $65.0 million as compared with $38.5 million in the same period of 2000, an increase of 68.8%; U.S. municipal gross PV premiums written were $35.0 million as compared with $34.0 million, an increase of 2.9%; and international gross PV premiums were $39.5 million as compared with $17.6 million, an increase of 124.4%.

In the third quarter of 2001, the Company insured par value of obligations totaling $26.6 billion, an increase of 86.5% compared to the third quarter of 2000. FSA's third quarter U.S. asset-backed component rose 78.4% to $12.3 billion and the U.S. municipal component rose 39.0% to $7.4 billion. The international sector increased to $6.9 billion in the third quarter of 2001 from $2.1 billion in the third quarter of 2000.

In the U.S. asset-backed market, where credit spreads were generally wide, funded and synthetic collateralized debt obligations (CDOs) and steady business from repeat consumer receivable issuers made the biggest contributions to third quarter results. Additionally, a market has developed for guarantees of residential mortgage-backed securities rated Triple-A prior to the application of the Company's guaranty. In the U.S. municipal market, market volume remained robust through the first ten weeks of the quarter. The driving forces have been lower interest rates (and related growth in refundings), continuing infrastructure needs and the weakening economy. The September 11, 2001 terrorist attacks in New York City and Washington, D.C. caused an interruption of new issuance at the end of the quarter, but activity has since resumed. In the international market, the main sources of the Company's business were funded and synthetic CDOs and other structured financings.

Net premiums written were $69.2 million for the third quarter of 2001, an increase of 57.5% compared with the third quarter of 2000. Net premiums earned for the third quarter of 2001 were $59.9 million, compared with $45.7 million in the third quarter of 2000, an increase of 31.2%. Premiums earned from refundings and prepayments were $0.4 million for the third quarter of 2001 and $2.4 million for the same period of 2000, contributing $0.2 million and $1.1 million, respectively, to after-tax earnings. For the third quarter of 2001, premium adjustments relating to the mark-to-market adjustment required by SFAS No. 133 resulted in an increase of $2.3 million to premiums earned. Net premiums earned for the quarter grew 32.4% relative to the same period in 2000 when the effects of refundings and prepayments and the mark-to-market adjustment are eliminated.

Net investment income was $32.2 million for the third quarter of 2001 and $30.7 million for the comparable period in 2000, an increase of 4.9%. The Company's effective tax rate on investment income was 10.8% for the third quarter of 2001 compared with 12.5% for the same period in 2000. In the third quarter of 2001, the Company realized $1.5 million in net capital gains compared with net capital losses of $0.6 million for the same period in 2000. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

The provision for losses and loss adjustment expenses during the third quarter of 2001 was $3.1 million compared with $2.3 million in 2000, representing additions to the Company's general loss reserve. Additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. The Company evaluated its insured portfolio to assess the potential impact of the events of September 11, 2001, and does not expect that it will incur any losses as a direct result of the tragedy. The Company's insured portfolio includes approximately $131.0 million of gross exposure (approximately $76.0 million after reinsurance) to Port Authority of New York and New Jersey Consolidated Revenue Bonds backed by the Authority's general revenues, including those from bridges and tunnels, and not directly secured by lease payments or other payments related to the World Trade Center. No new case reserves were established during the third quarter of 2001. At September 30, 2001, the unallocated balance in the Company's general loss reserve was $71.4 million.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $6.4 million for the third quarter of 2001 compared with $4.9 million for the same period of 2000) were $14.4 million for the third quarter of 2001 compared with $11.7 million for the same period in 2000. Excluding the effects of refundings, total policy acquisition and other operating expenses were $14.2 million for the third quarter of 2001 compared with $11.0 million for the same period in 2000.

Income before income taxes for the third quarter of 2001 was $68.2 million compared with $52.9 million for the same period in 2000.

The Company's effective tax rate for the third quarter of 2001 was 22.5% compared with 21.1% for the same period in 2000. The effective tax rate differs from the statutory tax rate of 35.0% primarily due to tax-exempt interest income.

2001 AND 2000 FIRST NINE MONTHS RESULTS

The Company's 2001 first nine months of net income was $152.3 million compared with net income of $17.2 million (net income of $92.7 million excluding costs relating to the July 5, 2000 merger with a subsidiary of Dexia S.A.) for the same period in 2000. Core net income was $155.0 million, compared with $127.4 million for the same period in 2000, an increase of 21.7%. Total core revenues for the first nine months of 2001 increased $38.8 million, from $220.2 million in 2000 to $259.0 million in 2001, while total core expenses increased only $7.9 million. Operating net income was $156.6 million for the first nine months of 2001 versus $130.7 million for the comparable period in 2000, an increase of $25.9 million, or 19.8%.

Gross premiums written increased 25.8% to $342.8 million for the first nine months of 2001 from $272.6 million for the first nine months of 2000. Gross PV premiums written increased 34.0%, from $321.8 million in 2000 to $431.0 million in the first nine months of 2001. U.S. asset-backed gross PV premiums written were $183.5 million in the first nine months of 2001, as compared with $137.2 million in the first nine months of 2000, an increase of 33.7%. In the U.S. municipal business, for the first nine months gross PV premiums written increased 58.8% to $158.3 million in 2001 from $99.7 million in 2000. For the international sector, gross PV premiums written in the first nine months increased to $89.2 million in 2001 from $84.9 million in 2000, an increase of 5.1%.

In the first nine months of 2001, the Company insured par value of obligations totaling $70.7 billion, a 75.8% increase over the same period in 2000. FSA's first nine months par insured in the U.S. asset-backed and U.S. municipal sectors increased 66.4% to $30.7 billion and 77.0% to $26.1 billion, respectively, while its international sector par insured rose 98.6% to $13.9 billion.

Net premiums written were $230.5 million for the first nine months of 2001, an increase of $77.0 million, or 50.1%, compared with 2000. Net premiums earned for the first nine months of 2001 were $171.4 million, compared with $138.0 million in the first nine months of 2000, an increase of 24.3%. Premiums earned from refundings and prepayments were $3.3 million for the first nine months of 2001 and $7.3 million for the same period of 2000, contributing $1.6 million and $3.3 million, respectively, to after-tax earnings. For the first nine months of 2001, premium adjustments relating to the mark-to-market adjustment required by SFAS No. 133 resulted in an increase of $6.0 million to premiums earned. Net premiums earned for the first nine months grew 24.1% relative to the same period in 2000 when the effects of refundings and prepayments and the mark-to-market adjustment are eliminated.

Net investment income was $95.5 million for the first nine months of 2001 and $88.6 million for the comparable period in 2000, an increase of 7.8%. The Company's effective tax rate on investment income was 11.0% for the first nine months of 2001 compared with 13.0% in 2000. In the first nine months of 2001, the Company realized $5.6 million in net capital gains as compared with net losses of $38.3 million for the same period in 2000. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period. The Company intentionally incurred above normal realized losses during the first nine months of 2000 in order to take advantage of various federal tax loss carrybacks available to the Company.

The provision for losses and loss adjustment expenses during the first nine months of 2001 was $9.1 million compared with $7.1 million for the same period in 2000, representing additions to the Company's general loss reserve.

Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $17.6 million for the first half of 2001 compared with $18.3 million for the same period of 2000) were $42.4 million for the first nine months of 2001 compared with $37.6 million for the same period in 2000, an increase of 12.2%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $41.3 million for the first nine months of 2001 compared with $35.4 million for the same period in 2000, an increase of 16.7%. In the first nine months of 2000, the Company recognized $105.5 million in merger related expenses, of which $85.8 million represented an increase in equity-based compensation and $19.7 million was for various fees related to the merger.

Income before income taxes for the first nine months of 2001 was $195.3 million, compared with $7.2 million for the same period in 2000.

The Company's effective tax rate for the first nine months of 2001 was 22.0%. The effective tax rate differs from the statutory tax rate of 35.0% due to tax-exempt interest income for the first nine months of 2001 and tax-exempt interest income and the non-deductibility of certain merger related expenses for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated invested assets and cash equivalents at September 30, 2001, net of unsettled security transactions, was $2,422.3 million, compared with the December 31, 2000 balance of $2,234.7 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $138.3 million at September 30, 2001 and $104.9 million at December 31, 2000.

At September 30, 2001, the Company had, at the holding company level, an investment portfolio of $11.2 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under New York State insurance law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent of Insurance or (ii) adjusted net investment income during this period. FSA paid no dividends in 2000. In the first nine months of 2001, Financial Security Assurance International Ltd., a subsidiary of FSA, paid a preferred dividend of $1.6 million to its minority interest owners. Based upon FSA's statutory statements for the quarter ended September 30, 2001, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $76.6 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the Superintendent of the New York State Insurance Department (the Insurance Department) is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In addition, at September 30, 2001, the Company held $120 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the Insurance Department. FSA paid $3.0 million and $4.5 million in interest on such notes in the first nine months of 2001 and 2000, respectively. On October 2, 2001, FSA, with the approval of the Insurance Department, paid $26.0 million of principal on such notes.

In September 2001, the Company declared a dividend of $0.76125 per share or $25.3 million, which was paid in October 2001.

FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or principal of or interest on surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

FSA has a credit arrangement, aggregating $125.0 million at September 30, 2001, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At September 30, 2001, there were no borrowings under this arrangement, which expires April 26, 2002, unless extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186.9 million, of which $117.3 million was unutilized at September 30, 2001.

FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $632.5 million at September 30, 2001. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2008 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of September 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On May 17, 2001, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting. Under the Written Consent, the Company's shareholders unanimously approved:

      (1) the election of Directors of the Company to hold office until the later of the next annual meeting of shareholders or their successors shall be duly elected and have qualified, as follows:

      Robert P. Cochran
      Pierre Richard
      John J. Byrne
      Martine Decamps
      Alain Delouis
      Robert N. Downey
      Roland C. Hecht
      David O. Maxwell
      Sean W. McCarthy
      James H. Ozanne
      Paul Vanzeveren
      Rembert von Lowis;

      (2) the amendment and restatement of the Company's Equity Participation Plan, and the ratification of grants of performance shares thereunder theretofore approved by the Company's Human Resources Committee; and

      (3) the ratification and approval of the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2001.

      In September 2001, Mr. Vanzeveren resigned from the Company's Board of Directors and was replaced by Mr. Bruno Deletre.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

            10.1 Amended and Restated Employment Agreement dated as of September 6, 2001, by and between the Company and Roger K. Taylor.

            99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2001.

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

                                      FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                                      By /s/ Jeffrey S. Joseph
                                         ---------------------------------------

November 13, 2001                                  Jeffrey S. Joseph
                                             Managing Director & Controller
                                               (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                          Exhibit
-----------                          -------

      10.1 Amended and Restated Employment Agreement dated as of September 6, 2001, by and between the Company and Roger K. Taylor.

      99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2001.