Form 10-K
period 2001-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2002-03-28
CIK 913357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
7.375% SENIOR QUARTERLY INCOME DEBT SECURITIES DUE 2097                   NEW YORK STOCK EXCHANGE, INC.
6.950% SENIOR QUARTERLY INCOME DEBT SECURITIES DUE 2098                   NEW YORK STOCK EXCHANGE, INC.
6 7/8% QUARTERLY INTEREST BOND SECURITIES DUE 2101                        NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at March 25, 2002 was $27.1 million. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were valued under the Company's director share purchase program on January 31, 2002. The common stock of the Company ceased to be publicly traded in July 2000.

      At March 25, 2002, there were outstanding 33,216,900 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 301,095 shares of treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

      None

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
Item 1.   Business ..................................................................    2

Item 2.   Properties ................................................................   27

Item 3.   Legal Proceedings .........................................................   27

Item 4.   Submission of Matters to a Vote of Security Holders .......................   27

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....   28

Item 6.   Selected Financial Data ...................................................   29

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations ...........................................................   30

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ................   38

Item 8.   Financial Statements and Supplementary Data ...............................   39

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ....................................................   67

Item 10.  Directors and Executive Officers of the Registrant ........................   68

Item 11.  Executive Compensation ....................................................   72

Item 12.  Security Ownership of Certain Beneficial Owners and Management ............   76

Item 13.  Certain Relationships and Related Transactions ............................   79

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   80

ITEM 1. BUSINESS.

GENERAL

      Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "Triple-A" by the major securities rating agencies and obligations insured by FSA are generally awarded "Triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 2001, FSA had gross premiums written of $485.6 million, of which 52% related to insurance of asset-backed obligations and 48% related to insurance of municipal obligations. At December 31, 2001, FSA had net par outstanding of $217.1 billion, of which 51% represented insurance of asset-backed obligations and 49% represented insurance of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. In the fourth quarter of 2001, the Company began offering FSA-insured guaranteed investment contracts ("GICs") through its newly formed subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, "CMS").

      FSA owns FSA Insurance Company ("FSAIC"), which in turn owns Financial Security Assurance International Ltd. ("FSA International") and Financial Security Assurance (U.K.) Limited ("FSA-UK"). FSA International is a Bermuda domiciled insurance company that primarily provides financial guaranty insurance for transactions outside United States and European markets as well as reinsurance to FSA. FSA-UK is a United Kingdom domiciled insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSAIC is an Oklahoma domiciled insurance company that primarily provides reinsurance to FSA. All such insurance company subsidiaries are wholly-owned, except that XL Capital Ltd ("XL") owns a minority interest in FSA International, as described below.

      FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing the investment portfolios of the Company and its affiliates and holding various investments of the Company.

      Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of the Company and its subsidiaries.

      FSA Services (Australia) Pty Limited, a wholly owned subsidiary of the Company, provides representative services with respect to financial guaranties issued by FSA and its subsidiaries in connection with financial transactions that have obligors or assets located in Australia.

      The Company is a subsidiary of Dexia Holdings Inc., which, in turn, is a subsidiary of Dexia Credit Local. Dexia Credit Local is a subsidiary of Dexia S.A. ("Dexia"), a publicly held Belgian corporation. Dexia, through its bank subsidiaries, is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries.

      When the Company commenced operations in 1985, it was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation ("U S WEST"), which subsequently changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Fire Insurance Co. Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

      In 1994, the Company completed an initial public offering of common shares, at which time White Mountains Insurance Group, Ltd. ("White Mountains") (formerly known as Fund American Enterprises Holdings, Inc.) made an investment in the Company and entered into certain agreements providing, among other things, White Mountains options to acquire additional shares of the Company from MediaOne. In 1994, pursuant to these agreements, the

Company issued to White Mountains shares of Series A non-dividend paying voting convertible redeemable preferred stock. In 1999, White Mountains exercised its stock options and acquired additional shares of common stock from MediaOne. White Mountains is an insurance holding company.

      In 1998, the Company and XL entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies--FSA International and XL Financial Assurance Ltd ("XLFA"). XL owns a minority interest in FSA International and the Company owns a minority interest in XLFA. XL is a major Bermuda-based insurance holding company. In connection with the joint venture, XL acquired common shares of the Company and the Company acquired common shares of XL. Both the Company and XL subsequently sold the shares of stock acquired in the transaction.

      On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which is an indirect, wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. At December 31, 2001, the only holders of the Company's common stock were Dexia Holdings, Inc., White Mountains and certain directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

      The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Singapore, Bermuda, Tokyo, Sydney, Paris and Madrid.

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

      The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations employing transactional and financial skills to generate increased premium volume at attractive returns while minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of three trends: (i) expansion of asset securitization outside the residential mortgage sector; (ii) substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and municipal bond purchases by individuals who generally purchase insured obligations; and
(iii) growing use of asset securitization and financial guaranty insurance in non-U.S. markets, due, in part, to a trend towards private financing initiatives for projects that have essential public purposes and regulatory changes encouraging or facilitating credit-enhanced transactions.

      The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company selectively pursues international opportunities primarily in Western European and Asia Pacific markets.

BUSINESS OF FSA

GENERAL

      The business of FSA is managed by the Company's Management Committee, comprised of FSA's Chairman, President, General Counsel, Chief Underwriting Officer, Chief Financial Officer and Managing Director in charge of its Asset Finance Group. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed and municipal obligations. In 2001, FSA commenced insuring GICs issued by its affiliates.

ASSET-BACKED OBLIGATIONS

      Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate bonds, government debt, bank loans and multi-family mortgage loans, monoline financial guarantors also insure asset-backed obligations secured by less diverse payment sources, such as multifamily real estate.

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

      According to industry sources, the par volume of funded U.S. public asset-backed securities, including securities distributed under Rule 144A, and the total par volume of insured funded U.S. asset-backed obligations, since 1997, were as follows:

      NEW ISSUES OF FUNDED U.S. PUBLIC      FUNDED U.S. ASSET-BACKED OBLIGATIONS
YEAR     ASSET-BACKED SECURITIES (1)     INSURED BY MONOLINE INSURANCE COMPANIES (2)
----     ---------------------------     -------------------------------------------
                                (in billions)
1997               $207.6                                  $ 79.8
1998                245.6                                   103.6
1999                254.7                                   117.9
2000                272.8                                   116.1
2001                312.8                                   N/A (3)

(1) Information is from ASSET-BACKED ALERT, January 11, 2002, and includes corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, collateralized debt obligations, commercial paper, synthetic transactions and non-Rule 144A private placements.

(2) Information is from a news release distributed by the Association of Financial Guaranty Insurors, April 23, 2001, and includes all primary-market and secondary-market U.S. insured transactions, except municipal obligations.

(3)   Not available.

      According to industry sources, par volumes in certain other asset-backed markets from 2000 through 2001 were as follows:

                  U.S. PUBLIC ISSUES                                                           WORLDWIDE FUNDED
                   OF PRIVATE-LABEL         U.S. PRIVATE ASSET-         NON-U.S. ASSET-      COLLATERALIZED BOND
YEAR           MORTGAGE-BACKED SECURITIES    BACKED SECURITIES         BACKED SECURITIES         OBLIGATIONS
----           --------------------------    -----------------         -----------------         -----------
                                                            (in billions)
2000                    $ 65.8                    $  2.7                    $ 85.6                 $ 78.5
2001                     138.8                       2.3                     112.0                   66.9

(1) Information in the table above is from ASSET-BACKED ALERT, January 11, 2002.

      Asset securitization often represents an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates and, frequently, with different accounting treatment. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. In addition, many corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Also, some finance companies fund consumer finance and home equity lending through securitization. In recent years, there has been substantial consolidation and contraction among finance companies, particularly in the subprime mortgage and auto loan finance sectors in which FSA operates.

      Since the late 1990s, there has been significant growth in the market for funded and synthetic collateralized debt obligations ("CDOs"), which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors. The data with respect to funded CDOs in the table above excludes synthetic transactions, and fails to reflect the substantial growth in this sector perceived by FSA.

      Worldwide, the volume of asset-backed securities insured by monoline guarantors exceeded the volume of municipal securities insured by monoline guarantors for the first time in 1999 and again in 2000, according to the Association of Financial Guaranty Insurors. This was due to the expansion of the asset-backed market primarily in the international and CDO sectors, high demand for credit enhancement on complex asset-backed issues, the attraction of higher returns available in the asset-backed market, and, during those two years, an interest-rate-related volume decline in the U.S. municipal bond market.

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

      Until 1999, insurance of municipal obligations represented the largest portion of the financial guaranty insurance business. Both total issuance and refundings of municipal obligations increased in 1996, 1997 and 1998, primarily because of lower interest rates. In 1999, rising interest rates caused a steep decline in refundings, which was responsible for much of the decline in total issuance that year. The year 2000 saw a further decline in both total municipal issuance and percentage of municipal par insured benefiting from bond insurance, attributable in part to budget surpluses reducing borrowing needs, with strengthened municipal issuers having less need to employ bond insurance. In 2001, new issue volume grew substantially due, in part, to a declining interest rate environment, and insurance penetration returned to the same level as in 1999.

      The following table sets forth certain information regarding long-term municipal obligations, issued during the periods indicated:

                        INSURED MUNICIPAL OBLIGATIONS(1)

                                                   NEW INSURED
                                                     VOLUME
                 NEW               NEW             AS PERCENT
YEAR         TOTAL VOLUME     INSURED VOLUME   OF NEW TOTAL VOLUME
----         ------------     --------------   -------------------
                 (dollars in billions)
1995 ......     $160.0            $ 68.5              42.8%
1996 ......      185.0              85.7              46.3
1997 ......      220.5             107.5              48.8
1998 ......      286.2             145.1              50.7
1999 ......      227.4             105.3              46.3
2000 ......      200.2              79.4              39.7
2001 ......      286.3             132.5              46.3

--------------
(1) Information is based on data provided in THE BOND BUYER, JANUARY 7, 2002. Volume is expressed in terms of principal insured.

GICS/MEDIUM TERM NOTES

      The Company's GIC business, conducted through CMS, provides GICs primarily to municipalities. GICs written by CMS are insured by FSA. GICs are primarily used by holders to invest bond proceeds required to be maintained in a debt service reserve fund or construction fund for a bond issue. GICs provide for the return of principal and the payment of interest at a guaranteed rate. Amounts raised through the issuance of GICs are generally raised at or converted into LIBOR-based floating rate obligations, with proceeds invested in LIBOR-based floating rate investments intended to result in profits from the positive difference between the borrowing rate (the floating rate on the GICs) and the floating rate interest on the investments. These investments are owned, and the related risk management function is performed, by FSA Asset Management LLC ("AMC"), a subsidiary of the Company.

      FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements now being implemented. At December 31, 2001, the CMS subsidiaries had approximately $601.0 million of GICs outstanding.

      The Company owns 29% of the equity of an off-balance sheet special purpose entity, FSA Global Funding Limited ("FSA Global"), a Cayman Islands domiciled issuer of FSA-insured notes and other obligations in international markets (generally referred to as medium term notes or "MTNs"). FSA Global generally issues securities at the request of interested purchasers in a process known as "reverse inquiry", which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. Funds raised by FSA Global are raised at or converted to U.S. dollars and LIBOR-based floating rates and are generally invested in obligations that are insured by FSA and, in some cases, another financial guaranty insurer and that mature prior to the maturity of the related FSA Global notes and pay a higher interest rate than the interest rate on the related FSA Global notes. FSA Global is managed as a "matched funding vehicle" in which the proceeds from the sale of the FSA Global notes are generally invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes. The matched funding structure minimizes the market risks borne by FSA Global and FSA. In contrast, non-matched funding vehicles, such as the CMS subsidiaries, use various dynamic hedging techniques to address such risks. At December 31, 2001, FSA Global had total assets and total liabilities of $3.5 billion and $3.5 billion, respectively, and for the year ended December 31, 2001, FSA Global had net income of $0.6 million. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Financial Statements for

December 31, 2001. As of December 31, 2001, there were no case basis reserves required for any FSA Global related transactions.

TYPES OF PRODUCTS

      FSA's insurance is employed in both the new issue and secondary markets. Insurance premium rates take into account the projected return to and risk assumed by FSA. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. Each obligation is evaluated on the basis of such factors and subject to FSA's underwriting guidelines. The final premium rate is generally a function of market factors, including, in the case of funded transactions, the interest rate savings to the issuer from the use of insurance. In transactions under the Company's GIC and MTN programs, transactions involving "repackaging" of outstanding securities and other cases, FSA's premium may be arbitrage-based, equaling the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

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

      FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps. FSA also issues surety bonds under its Sure-Bid(R) program, which provides an alternative to traditional types of good faith deposits on competitive municipal bond transactions.

      The following table indicates the percentages of par amount (net of reinsurance) outstanding at December 31, 2001 and 2000 with respect to each type of asset-backed and municipal program:

            NET PAR AMOUNT AND PERCENTAGE OUTSTANDING BY PROGRAM TYPE

                                                        DECEMBER 31, 2001
                               --------------------------------------------------------------------
                                   ASSET-BACKED PROGRAMS                   MUNICIPAL PROGRAMS
                               ------------------------------        ------------------------------
                                                  PERCENT OF                            PERCENT OF
                                   NET          TOTAL NET PAR           NET           TOTAL NET PAR
                                PAR AMOUNT          AMOUNT           PAR AMOUNT           AMOUNT
                               OUTSTANDING        OUTSTANDING        OUTSTANDING       OUTSTANDING
                               -----------        -----------        -----------       -----------
                                                       (dollars in millions)
New Issue ..........            $104,753             95.0%            $ 97,505             93.0%
Secondary Market ...               5,507              5.0                7,290              7.0
                                --------            -----             --------            -----
      Total ........            $110,260(1)         100.0%            $104,795(2)         100.0%
                                ========            =====             ========            =====

                                                        DECEMBER 31, 2000
                               --------------------------------------------------------------------
                                   ASSET-BACKED PROGRAMS                   MUNICIPAL PROGRAMS
                               ------------------------------        ------------------------------
                                                  PERCENT OF                            PERCENT OF
                                   NET           TOTAL NET PAR           NET          TOTAL NET PAR
                                PAR AMOUNT          AMOUNT           PAR AMOUNT           AMOUNT
                               OUTSTANDING        OUTSTANDING        OUTSTANDING       OUTSTANDING
                               -----------        -----------        -----------       -----------
                                                       (dollars in millions)
New Issue ..........            $ 66,312             94.6%            $ 79,945             93.0%
Secondary Market ...                 620              5.4                5,993              7.0
                                --------            -----             --------            -----
      Total ........            $ 66,932(1)         100.0%            $ 85,938(2)         100.0%
                                ========            =====             ========            =====

----------
(1) Excludes $1,253 million and $327 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2001 and 2000, respectively.
(2) Excludes $803 million and $823 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2001 and 2000, respectively.

INSURANCE IN FORCE

      FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, consumer or trade receivables, corporate bonds, government debt and multifamily mortgage loans. Asset-backed obligations insured by FSA include payment obligations of counterparties and issuers under synthetic obligations such as credit default swaps and credit-linked notes structured to have risks similar to more traditional forms of asset-backed structures. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds and sale/leaseback obligation bonds. In 1990, FSA ceased writing insurance backed by commercial mortgage loans, and today retains only minor net insurance in force in that sector. FSA has also insured obligations of financial institutions and, on a short-term basis, obligations of highly rated corporate obligors. In recent years, FSA has insured obligations in connection with various cross-border and municipal leases. In 2001, FSA implemented a program of insured credit default swaps, up to a maximum notional amount of $1.0 billion, on a diversified pool of individual investment grade corporate obligors, with first loss credit protection provided by a combination of (a) fees generated by issuing credit default swaps and (b) a first loss credit default swap provided by the Company. This program represented an expansion by the Company into a business similar to traditional insurance, in which fee/premium income is intended to cover expected losses. The Company expects to explore similar opportunities on a selective basis, when premiums and related fees are sufficient to provide an investment grade level of protection to FSA.

      FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 2001, FSA and its subsidiaries had in force policies relating to 795 issues insuring approximately $133.2 billion in gross direct par amount outstanding of asset-backed obligations and 6,642 issues insuring approximately $157.1 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 2001 FSA had assumed pursuant to certain reinsurance contracts approximately $1.3 billion and $0.9 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $292.5 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $75.4 billion, was approximately $217.1 billion. Net par data does not distinguish between quota share and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. At December 31, 2001, the weighted average life of the direct principal insured on these policies was approximately 4 and 13 years, respectively, for asset-backed and municipal obligations.

ASSET-BACKED OBLIGATIONS

      FSA's insured portfolio of asset-backed obligations is divided into six major categories:

      DOMESTIC RESIDENTIAL MORTGAGE LOANS. Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the "sub-prime" sector, featuring lower quality borrowers mitigated by higher levels of subordination and/or excess spread. FSA has generally declined to participate in securitizations of so-called "high cost mortgage loans," characterized by very high interest rates and subject to restrictive federal and state regulations.

      DOMESTIC CONSUMER RECEIVABLES. Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans and leases, manufactured housing loans and credit card receivables. Consumer receivable transactions insured by FSA have tended to be concentrated in the sub-prime auto loan and credit card receivable sectors.

      DOMESTIC POOLED CORPORATE OBLIGATIONS. Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations", "collateralized loan obligations" (collectively, "collateralized debt obligations" or "CDOs") and comparable risks under credit default swap obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities. Obligations under credit default swaps represent a growing percentage of this sector, comprising approximately 58% of this sector at December 31, 2001 on the basis of net par outstanding. Credit default swap obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit event" specified in the credit default swap. FSA generally addresses these risks by requiring large "deductibles" as a condition to payment under credit default swaps insured by FSA.

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

      OTHER DOMESTIC ASSET-BACKED OBLIGATIONS. Other domestic asset-backed obligations insured by FSA include bonds or other securities backed by government securities, letters of credit or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria.

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

      OTHER DOMESTIC MUNICIPAL BONDS. Other domestic municipal bonds insured by FSA include college and university revenue bonds, moral obligation bonds, financings for stadiums, resource recovery bonds and debt issued, guarantied or otherwise supported by domestic national or local governmental entities.

      INTERNATIONAL MUNICIPAL OBLIGATIONS. International municipal obligations include obligations of sovereign and sub-sovereign non-domestic municipal issuers, project finance transactions involving projects leased to or supported by payments from non-domestic governmental or quasi-governmental entities, obligations arising under leases of equipment or facilities by non-domestic municipal obligors, non-domestic municipal utility revenue bonds and other obligations having international aspects but otherwise within the municipal categories described above.

      A summary of FSA's insured portfolio at December 31, 2001 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance. In recent years, FSA has tended to employ quota share reinsurance in the municipal sector and first loss reinsurance in the asset-backed sector.

                SUMMARY OF INSURED PORTFOLIO AT DECEMBER 31, 2001

                                                  NUMBER                                 PERCENT
                                                    OF        NET PAR         NET         OF NET
                                                 ISSUES IN     AMOUNT        PAR AND     PAR AND
                                                 FORCE (1)  OUTSTANDING     INTEREST     INTEREST
                                                 ---------  -----------     --------     --------
                                                              (dollars in millions)
ASSET-BACKED OBLIGATIONS
   Residential mortgages ....................        383      $ 24,936      $ 30,025       10.0%
   Consumer receivables .....................         96        19,535        21,617        7.2
   Pooled corporate obligations .............        159        39,261        44,359       14.7
   Investor-owned utility obligations .......         28           484         1,064        0.3
   Other domestic asset-backed
     obligations ............................         51         2,618         3,590        1.2
   International obligations ................        185        24,679        26,649        8.9
                                                   -----      --------      --------      -----
      Total asset-backed obligations ........        902       111,513       127,304       42.3
                                                   -----      --------      --------      -----
MUNICIPAL OBLIGATIONS
   General obligation bonds .................      4,148        41,324        63,549       21.1
   Housing revenue bonds ....................        187         4,572         8,748        2.9
   Municipal utility revenue bonds ..........        764        16,497        27,667        9.2
   Health care revenue bonds ................        155         5,642        10,112        3.4
   Tax-supported (non-general
     obligation) bonds ......................        836        21,923        35,445       11.8
   Transportation revenue bonds .............         93         5,286         9,752        3.3
   Other domestic municipal bonds ...........        567         7,499        11,991        4.0
   International obligations ................         47         2,855         6,069        2.0
                                                   -----      --------      --------      -----
      Total municipal obligations ...........      6,797       105,598       173,333       57.7
                                                   -----      --------      --------      -----
           Total ............................      7,699      $217,111      $300,637      100.0%
                                                   =====      ========      ========      =====

(1) Includes 795 asset-backed issues and 6,642 municipal issues directly insured by FSA with the balance having been assumed by FSA under reinsurance contracts.

OBLIGATION TYPE

      The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

                 ANNUAL NEW BUSINESS INSURED BY OBLIGATION TYPE

                                                       YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                             2001     2000     1999     1998     1997
                                             ----     ----     ----     ----     ----
ASSET-BACKED OBLIGATIONS
   Residential mortgages ...............      16%      10%      14%      16%      19%
   Consumer receivables ................      12       20       20       16       23
   Pooled corporate obligations ........      25       20       14        9        5
   Other domestic asset-backed
     obligations (1)  ..................       1        1        0        1        0
   International obligations ...........      19       21       11        2        8
                                             ---      ---      ---      ---      ---
      Total asset-backed obligations ...      73       72       59       44       55
                                             ---      ---      ---      ---      ---
MUNICIPAL OBLIGATIONS
   General obligations bonds ...........      12       11       19       22       18
   Housing revenue bonds ...............       1        3        2        2        1
   Municipal utility revenue bonds .....       5        3        5        9        2
   Health care revenue bonds ...........       1        1        2        6        4
   Tax-supported (non-general
     obligation) bonds .................       5        5        8       10       10
   Transportation revenue bonds ........       1        2        2        2        2
   Other domestic municipal bonds ......       1        2        3        5        6
   International bonds (1) .............       1        1        0        0        2
                                             ---      ---      ---      ---      ---
      Total municipal obligations ......      27       28       41       56       45
                                             ---      ---      ---      ---      ---
           Total .......................     100%     100%     100%     100%     100%
                                             ===      ===      ===      ===      ===

(1)   Percentages of 0 represent amounts that are less than .5% of the total.

TERMS TO MATURITY

      The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 2001 and 2000:

        ESTIMATED TERMS TO MATURITY OF NET PAR OF INSURED OBLIGATIONS(1)

                              DECEMBER 31, 2001        DECEMBER 31, 2000
                            ---------------------     --------------------
                                             (in millions)
        ESTIMATED            ASSET-                    ASSET-
    TERM TO MATURITY         BACKED     MUNICIPAL      BACKED    MUNICIPAL
    ----------------         ------     ---------      ------    ---------
0 to 5 years ..........     $ 39,913     $  4,483     $16,080     $ 4,010
5 to 10 years .........       32,373       12,508      22,983       9,468
10 to 15 years ........       11,763       22,738       9,268      18,548
15 to 20 years ........        1,260       29,101       1,055      24,995
20 years and above ....       26,204       36,768      17,873      29,740
                            --------     --------     -------     -------
   Total ..............     $111,513     $105,598     $67,259     $86,761
                            ========     ========     =======     =======

----------
(1) Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

ISSUE SIZE

      The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 2001:

              ASSET-BACKED -- ORIGINAL NET PAR AMOUNT PER ISSUE(1)

                                                                       PERCENT OF
                                           PERCENT OF                    TOTAL
                                             TOTAL         NET PAR       NET PAR
        ORIGINAL                NUMBER       NUMBER        AMOUNT        AMOUNT
     NET PAR AMOUNT           OF POLICIES  OF ISSUES     OUTSTANDING   OUTSTANDING
     --------------           -----------  ---------     -----------   -----------
                                              (dollars in millions)
Less than $10 million ....         606        31.2%       $    752         0.7%
$10 to $25 million .......         235        12.1           1,748         1.6
$25 to $50 million .......         216        11.1           2,238         2.0
$50 million or greater ...         886        45.6         105,522        95.7
                                 -----       -----        --------       -----
   Total .................       1,943       100.0%       $110,260       100.0%
                                 =====       =====        ========       =====

----------
(1) Excludes $1,253 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

                MUNICIPAL -- ORIGINAL NET PAR AMOUNT PER ISSUE(1)

                                                                       PERCENT OF
                                           PERCENT OF                    TOTAL
                                             TOTAL         NET PAR       NET PAR
        ORIGINAL                NUMBER       NUMBER        AMOUNT        AMOUNT
     NET PAR AMOUNT           OF POLICIES  OF ISSUES     OUTSTANDING   OUTSTANDING
     --------------           -----------  ---------     -----------   -----------
                                              (dollars in millions)
Less than $10 million ....        9,885       73.0%       $ 25,354        24.2%
$10 to $25 million .......        2,113       15.6          20,045        19.1
$25 to $50 million .......          778        5.7          15,271        14.6
$50 million or greater ...          774        5.7          44,125        42.1
                                 ------      -----        --------       -----
   Total .................       13,550      100.0%       $104,795       100.0%
                                 ======      =====        ========       =====

----------
(1) Excludes $803 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

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

                   MUNICIPAL INSURED PORTFOLIO BY JURISDICTION
                              AT DECEMBER 31, 2001

                                                                       PERCENT OF TOTAL
                                                           NET PAR       MUNICIPAL NET
                                              NUMBER        AMOUNT         PAR AMOUNT
            JURISDICTION                     OF ISSUES   OUTSTANDING      OUTSTANDING
            ------------                     ---------   -----------      -----------
                                                       (dollars in millions)
California .............................         734       $ 15,447           14.6%
New York ...............................         540          9,290            8.8
Texas ..................................         563          7,529            7.1
Pennsylvania ...........................         485          6,790            6.4
Illinois ...............................         523          5,660            5.4
Florida ................................         191          5,504            5.2
New Jersey .............................         382          5,138            4.9
Michigan ...............................         325          3,508            3.3
Washington .............................         212          3,491            3.3
Massachusetts ..........................         159          2,953            2.8
Wisconsin ..............................         374          2,899            2.8
Ohio ...................................         141          2,141            2.0
All other U.S. Jurisdictions ...........       2,121         32,393           30.7
International ..........................          47          2,855            2.7
                                               -----       --------          -----
  Total ................................       6,797       $105,598          100.0%
                                               =====       ========          =====

ISSUER CONCENTRATION

      FSA has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by Standard & Poor's Ratings Services ("S&P") to measure the at-risk amount (worst case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds insured by it. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 2001, insurance of asset-backed obligations constituted 51.4% of FSA's net par outstanding and insurance of municipal obligations constituted 48.6% of FSA's net par outstanding. At such date, FSA's ten largest net insured asset-backed transactions represented $16.2 billion, or 7.5%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $6.8 billion, or 3.1%, of its total net par amount outstanding. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names appear in FSA-insured CDO transactions, but such exposures are not aggregated for purposes of identifying FSA's largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. FSA is also subject to regulatory limits and rating agency guidelines on exposures to single credits.

CREDIT UNDERWRITING GUIDELINES, STANDARDS AND PROCEDURES

      Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy written or reinsured by FSA is designed to meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee which periodically reviews completed transactions to ensure conformity with underwriting guidelines and standards.

      FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of credit default swaps, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not indemnify FSA against all loss, but is generally intended to assume the primary risk of financial loss. Asset-backed obligations insured by FSA also often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure of the transaction to satisfy performance based triggers. Overcollateralization or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first loss coverage sufficient to confer a Triple-A rating on the insured obligations.

      FSA's underwriting guidelines for municipal obligations require that the transaction be rated investment grade by Moody's Investors Service, Inc. ("Moody's") or S&P or, in the alternative, such obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the obligation.

      The rating agencies participate to varying degrees in the underwriting process. Each asset-backed obligation insured by FSA is reviewed prior to issuance by both S&P and Moody's to evaluate the risk proposed to be insured. In the case of municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. In addition, transactions insured by FSA are generally reviewed by at least one of the major rating agencies after issuance to confirm continuing compliance with rating agency standards. The independent review of FSA's underwriting practices performed by the rating agencies further strengthens the underwriting process.

      The underwriting process that implements these underwriting guidelines and standards is supported by FSA's professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management is required for all transactions.

      Each underwriting group in the Financial Guaranty Department has a senior underwriting officer responsible for confirming that each transaction proposed by the Financial Guaranty Department conforms to the underwriting guidelines and standards. This evaluation is reviewed by the chief underwriting officer for the particular sector. This review may take place while the transaction is in its formative stages, thus facilitating the introduction of further enhancements at a stage when the transaction is more receptive to change.

      Final transaction approval is obtained from FSA's Management Review Committee (the "MRC") for asset-backed transactions and from FSA's Municipal Underwriting Committee (the "MUNC") for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The MRC is comprised of FSA's Chairman, President, Chief Underwriting Officer, Chief International Underwriting Officer, General Counsel, Associate General Counsel for Asset-Backed Transactions and a senior underwriting officer. The Chairman, President and General Counsel do not participate in MRC meetings for transactions not classified as presenting new issues. The MUNC is comprised of FSA's Chairman, President, Chief Municipal Underwriting Officer, Managing Director of Public Finance, Associate General Counsel for Municipal Transactions and Managing Director for Municipal Oversight. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Subject to applicable limits, secondary market and portions of senior classes of asset-backed transactions that meet certain credit and return criteria may be approved by one member of FSA's Risk Management Group and the head of the department involved, with a third signature required from a member of the Risk Management Group for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee comprised of the Chief Municipal Underwriting Officer or the Managing Director for Municipal Oversight, or Associate General Counsel for Municipal Transactions and any one of certain managing directors and directors designated by the MUNC.

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

Transaction Oversight and Transaction Services

      FSA's Transaction Oversight Departments and TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Underwriting Officer and Chief Municipal Underwriting Officer. This function also reports to a Risk Management Committee comprised of FSA's Chief Underwriting Officer, Chief Municipal Underwriting Officer, Chief International Underwriting Officer and a senior underwriting officer, with FSA's Chairman, President, General Counsel and Chief Financial Officer as ex officio members. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

Legal

      FSA's Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. FSA's Legal Department is divided into three sectors (asset-backed transactions, municipal transactions and regulatory/reinsurance/corporate), each managed by an Associate General Counsel. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by FSA. Members of the Legal Department serve on the MRC and the MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the Financial Guaranty Department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by FSA are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by FSA are ordinarily executed without employment of outside counsel. The Legal Department works closely with the transaction oversight and transaction services functions in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by FSA.

The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters.

LOSS RESERVES

      FSA establishes a case basis reserve for the net present value of an estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. A case basis reserve represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. FSA maintains reserves in an amount believed by its management to be sufficient to pay the net present value of its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured.

      In addition to its case basis reserves, FSA maintains a non-specific general reserve in order to account for unidentified risks inherent in its overall portfolio, that is, when the loss cannot be attributed to a particular insured obligation. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount is calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at the then current risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. FSA monitors the general reserve on an ongoing basis, and may periodically adjust such reserve based on FSA's actual loss experience, its future mix of business and future economic conditions. The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period exceed the remaining available general reserve or are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to new par written will result in a charge to earnings at that time.

      Activity in the liability for losses and loss adjustment expenses, consisting of case basis and general reserves, is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------

                                                             2001          2000         1999
                                                          ---------      --------     -------
                                                                      (in thousands)
Balance at January 1                                      $ 116,336      $ 87,309     $72,007
Less reinsurance recoverable                                 24,617         9,492       6,421
                                                          ---------      --------     -------
Net balance at January 1                                     91,719        77,817      65,586
Incurred losses and loss adjustment expenses:
    Current year                                              8,203         6,672       8,575
    Prior years                                               4,294         2,731         254
Recovered (paid) losses and loss adjustment expenses:
    Current year
    Prior years                                             (18,668)        4,499       3,402
                                                          ---------      --------     -------
Net balance December 31                                      85,548        91,719      77,817
Plus reinsurance recoverable                                 28,880        24,617       9,492
                                                          ---------      --------     -------
    Balance at December 31                                $ 114,428      $116,336     $87,309
                                                          =========      ========     =======

      During 1999, the Company increased its general reserve by $8.8 million, of which $8.6 million was for originations of new business and $0.2 million was for the replenishment of the general reserve. Also during 1999, the Company transferred to the general reserve $3.5 million representing recoveries received on prior year transactions and transferred $4.6 million from the general reserve to the case basis reserves. Giving effect to these transfers, the general reserve totaled $55.0 million at December 31, 1999.

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

      During 2001, the Company increased its general reserve by $12.5 million, of which $8.2 million was for originations of new business and $4.3 million was for the accretion of the discount on prior years' reserves. Also during 2001, the Company transferred to the general reserve $0.1 million representing recoveries received on prior-year transactions and transferred $8.7 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $69.1 million at December 31, 2001.

      Reserves for losses and loss adjustment expenses are discounted at the then current risk-free rates for the general reserve and at rates between 5.79% and 6.1% for case basis reserves. The amount of discount taken was approximately $29.6 million, $28.7 million and $31.1 million at December 31, 2001, 2000 and 1999, respectively.

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

COMPETITION AND INDUSTRY CONCENTRATION

      FSA faces competition from both other providers of third party credit enhancement and alternatives to third party credit enhancement. The majority of asset-backed and municipal obligations are sold without third party credit enhancement. Accordingly, each transaction proposed to be insured by FSA must generally compete against an alternative execution which does not employ third party credit enhancement. FSA also faces competition from other monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA") and XL Capital Assurance Inc. Potential new entrants to the market, including CDC-IXIS Financial Guaranty, that may provide significant competition to FSA are in the planning stages. Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of Triple-A rated financial institutions that can offer a product directly competitive with FSA's Triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. In addition, credit default swaps, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Recent legislation may facilitate the direct participation by bank affiliates in the U.S. insurance business, including the financial guaranty insurance business. In addition, government sponsored entities, including FNMA and Freddie Mac, compete with the monoline financial guaranty insurers, on a limited basis, in the mortgage-backed and multifamily sectors.

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

                                                                          DECEMBER 31,
                                                               ----------------------------------
                                                                 2001         2000         1999
                                                                 ----         ----         ----
                                                                      (dollars in millions)
FINANCIAL GUARANTY PRIMARY INSURERS, EXCLUDING FSA (1)
   Leverage ratio ........................................       N/A(2)        149:1        146:1

FSA
   Gross insurance in force ..............................     $422,296     $321,754     $271,964
   Net insurance in force ................................     $300,637     $225,426     $195,571
   Qualified statutory capital ...........................     $  1,594     $  1,437     $  1,320
   Leverage ratio ........................................        189:1        157:1        148:1

----------
(1) Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 2000 and 1999.
(2)   Not available.

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

      FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to meet rating agency, internal and state insurance regulatory limits; to diversify risks; to reduce the need for additional capital; and to strengthen financial ratios. At December 31, 2001, FSA had reinsured approximately 26.0% of its direct principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

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

      Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2001 were American Re-insurance Company, AXA Reassurance S.A., ACE Guaranty Re Inc., Radian Reinsurance Inc. (formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance Company, Tokio Marine and XLFA.

      FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserve ("Statutory Capital") at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's combined loss and expense ratio exceeds 100%. Under this agreement, FSA-UK ceded to FSA approximately 98% of its retention after other reinsurance of its policies issued in 2001.

RATING AGENCIES

      The value of the insurance product sold by FSA is generally a function of the "rating" applied to obligations insured by FSA. The insurance financial strength, insurer financial strength and claims-paying ability, as the case may be, of FSA and its operating insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch Ratings and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies. These rating agencies periodically review the business and financial condition of FSA, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured. Each rating agency performs periodic assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's Triple-A rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

INSURANCE REGULATORY MATTERS

General

      FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York (the "New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the "New York Superintendent") (the last such examination having been conducted in 2000 for the period ended December 31, 1999) and other state insurance regulatory authorities.

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

Domestic Insurance Holding Company Laws

      The Company and its domestic insurance company subsidiaries (FSA and FSAIC) are subject to regulation under insurance holding company statutes of New York and Oklahoma, where these insurers are domiciled, as well as other jurisdictions where these insurers are licensed to do insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance company subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, certain dividends and other intercorporate transfers of assets and transactions between insurance companies and their affiliates. The holding company statutes generally require that all transactions with affiliates be fair and reasonable and that those exceeding specified limits require prior notice to or approval by insurance regulators.

      Under the insurance holding company laws in effect in New York and Oklahoma, any acquisition of control of the Company, and thereby indirect control of FSA and FSAIC, requires the prior approval of the New York Superintendent and the Oklahoma Insurance Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that "control" in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

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

Dividend Restrictions

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors and is also subject to restrictions contained in the Insurance Laws and related regulations of New York and other states. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (ii) adjusted net investment income during this period. Based upon FSA's statutory statements for the year ended December 31, 2001, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $77.1 million. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the New York Superintendent is required for any payment of dividends by FSA to the Company for a period of two years following such change in control, which occurred on July 5, 2000. In 2001, FSA International paid a preferred dividend of $1.6 million to its minority interest owner.

Financial Guaranty Insurance Regulation in Other Jurisdictions

      FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

      The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA's Singapore branch.

Investment Portfolio

      FSA's primary objective in managing its investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. FSA's investment portfolio, excluding the investments of the proceeds of FSA-insured GIC's managed by the AMC (the "GIC Portfolio"), is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. FSA's investment management is overseen by an Investment Committee comprised of FSA's Chairman, Chief Financial Officer, Chief Underwriting Officer and Treasurer. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least "Single-A" at acquisition and the overall portfolio be rated "Double-A" on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. Formerly, the Company and its subsidiaries also invested a small portion of their portfolios in equity securities and/or convertible debt securities. In late 1999, the Company disposed of a majority of such investments due in part to adverse credit for such investments under rating agency capital adequacy models. The Company has investments in various strategic partners, including (i) XLFA; (ii) Fairbanks Capital Holding Corp., which owns a residential mortgage loan servicer; (iii) creditex, Inc., which operates an exchange for credit-derivative products; and
(iv) TheMuniCenter, L.L.C., which operates an on-line exchange for municipal bonds. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

      The weighted average maturity of the Company's investment portfolio, excluding the GIC Portfolio, at December 31, 2001 was approximately 11.4 years. The Company's current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

      The following tables set forth certain information concerning the investment portfolio of the Company, excluding the GIC Portfolio:

                         INVESTMENT PORTFOLIO BY RATING
                             AT DECEMBER 31, 2001(1)

                                              PERCENT OF
                                              INVESTMENT
                           RATING             PORTFOLIO
                           ------             ---------
                           AAA(2) ........      73.2%
                           AA ............      22.0
                           A .............       4.7
                           Other .........       0.1
                                               -----
                                               100.0%
                                               =====

----------
(1) Ratings are for the long-term fixed income portfolio (91.1% of the investment portfolio, excluding the GIC Portfolio, as of December 31,
      2001) and are based on the higher of Moody's or S&P ratings available at December 31, 2001.
(2) Includes U.S. Treasury and agency obligations, which comprised 3.6% of the portfolio at December 31, 2001.

                             SUMMARY OF INVESTMENTS

                                                                                    DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                       2001                           2000                           1999
                                             ------------------------       ------------------------       ------------------------
                                                             WEIGHTED                       WEIGHTED                       WEIGHTED
                                              AMORTIZED      AVERAGE        AMORTIZED       AVERAGE        AMORTIZED       AVERAGE
      INVESTMENT CATEGORY                       COST         YIELD(1)          COST         YIELD(1)          COST         YIELD(1)
      -------------------                    ----------      --------       ----------      --------       ---------       --------
                                                                              (dollars in thousands)
Long-term investments:
    Taxable bonds ...................        $  544,691        6.79%        $  494,038        7.28%        $  730,562        6.49%
    Tax-exempt bonds ................         1,692,288        5.64          1,504,105        5.74          1,189,115        5.54
                                             ----------                     ----------                     ----------
    Total long-term investments .....         2,236,979        5.92          1,998,143        6.12          1,919,677        5.90
Short-term investments(2) ...........           166,248        1.82             75,980        6.09            205,093        5.43
                                             ----------                     ----------                     ----------
    Total investments(3) ............        $2,403,227        5.63%        $2,074,123        6.12%        $2,124,770        5.88%
                                             ==========                     ==========                     ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $52.5 million, $45.8 million and $58.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(3) Excludes stocks at cost of $10.0 million, $10.0 million and $30.1 million for 2001, 2000 and 1999, respectively.

                      INVESTMENT PORTFOLIO BY SECURITY TYPE

                                                                                    DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                       2001                           2000                           1999
                                             ------------------------       ------------------------       ------------------------
                                                             WEIGHTED                       WEIGHTED                       WEIGHTED
                                              AMORTIZED      AVERAGE        AMORTIZED       AVERAGE        AMORTIZED       AVERAGE
      INVESTMENT CATEGORY                       COST         YIELD(1)          COST         YIELD(1)          COST         YIELD(1)
      -------------------                    ----------      --------       ----------      --------       ---------       --------
                                                                              (dollars in thousands)
U.S. government securities .........         $   81,149        5.79%        $   51,726        6.28%        $   80,446        5.71%
Mortgage-backed securities .........            229,063        7.12            234,419        7.43            384,349        6.86
Municipal bonds ....................          1,692,288        5.64          1,504,105        5.74          1,189,115        5.54
Asset-backed securities ............             44,862        7.31             37,867        7.86             40,787        7.33
Corporate securities ...............            183,837        6.66            154,786        7.04            222,703        6.04
Foreign securities .................              5,780        7.66             15,240        7.91              2,277        5.61
                                             ----------                     ----------                     ----------
    Total fixed maturities .........          2,236,979        5.92          1,998,143        6.12          1,919,677        5.90
Short-term investments(2) ..........            166,248        1.82             75,980        6.09            205,093        5.43
                                             ----------                     ----------                     ----------
    Total investments(3) ...........         $2,403,227        5.63%        $2,074,123        6.12%        $2,124,770        5.88%
                                             ==========                     ==========                     ==========

----------
(1)   Yields are stated on a pre-tax basis.
(2) Includes taxable and tax-exempt investments and excludes cash equivalents of $52.5 million, $45.8 million and $58.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(3) Excludes stocks at cost of $10.0 million, $10.0 million and $30.1 million for 2001, 2000 and 1999, respectively.

                     DISTRIBUTION OF INVESTMENTS BY MATURITY

                                                                                    DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                          2001                          2000                          1999
                                               --------------------------    -------------------------     -------------------------
                                                               ESTIMATED                     ESTIMATED                     ESTIMATED
                                                AMORTIZED       MARKET        AMORTIZED       MARKET        AMORTIZED       MARKET
         INVESTMENT CATEGORY                      COST           VALUE          COST           VALUE           COST          VALUE
         -------------------                   ----------     ----------     ----------     ----------     ----------     ----------
                                                                                    (in thousands)
Due in one year or less(1) ...............     $  173,299     $  173,508     $   76,058     $   76,058     $  211,175     $  211,115
Due after one year through five years ....         97,641        101,078         94,865         95,675        189,461        188,584
Due after five years through ten years ...        202,137        210,863        154,535        161,943        154,121        153,523
Due after ten years ......................      1,656,225      1,726,301      1,476,380      1,566,942      1,144,877      1,089,465
Mortgage-backed securities ...............        229,063        237,137        234,419        240,223        384,349        375,460
Asset-backed securities ..................         44,862         46,630         37,866         38,455         40,787         39,559
                                               ----------     ----------     ----------     ----------     ----------     ----------
    Total investments(2) .................     $2,403,227     $2,495,517     $2,074,123     $2,179,296     $2,124,770     $2,057,706
                                               ==========     ==========     ==========     ==========     ==========     ==========

----------
(1) Includes short-term investments in the amount of $166.2 million, $76.0 million and $205.1 million at December 31, 2001, 2000 and 1999, respectively, but excludes cash equivalents of $52.5 million, $45.8 million, and $58.7 million, respectively.
(2) Excludes stocks at cost of $10.0 million, $10.0 million and $30.1 million for 2001, 2000 and 1999, respectively.

                           MORTGAGE-BACKED SECURITIES
                  COST AND MARKET VALUE BY INVESTMENT CATEGORY

                                                              DECEMBER 31, 2001
                                                    ---------------------------------------
                                                                   AMORTIZED    ESTIMATED
             INVESTMENT CATEGORY                    PAR VALUE        COST      MARKET VALUE
             -------------------                    ---------        ----      ------------
                                                                (in thousands)
Pass-through securities--U.S. Government agency      $206,046      $201,969      $209,198
CMO's--U.S. Government agency                           8,007         8,091         8,060
CMO's--non-agency                                      19,641        19,003        19,879
                                                     --------      --------      --------
    Total mortgage-backed securities                 $233,694      $229,063      $237,137
                                                     ========      ========      ========

      The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMO's"), which are secured by mortgage loans guarantied or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held Triple-A rated CMO's, which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as the government agency-backed securities.

      The CMO's held at December 31, 2001 have stated maturities ranging from 2 to 30 years, and expected average lives ranging from 1 to 29 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 2001, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

GIC PORTFOLIO

      The following tables set forth certain information concerning the GIC
Portfolio:

                         INVESTMENT PORTFOLIO BY RATING
                             AT DECEMBER 31, 2001(1)

                                                   PERCENT OF
                                                   INVESTMENT
                               RATING              PORTFOLIO
                               -----------------   ---------
                               AAA ............       91.4%
                               A ..............        2.1
                               Other ..........        6.5
                                                     -----
                                                     100.0%
                                                     =====

----------
(1) Ratings are for the long-term fixed income portfolio (65.2% of the investment portfolio) as of December 31, 2001, and are based on the higher of Moody's or S&P ratings available at December 31, 2001.

                             SUMMARY OF INVESTMENTS

                                                               DECEMBER 31,
----------------------------------------------------------------------------------
                                                                   2001
                                                        --------------------------
                                                                          WEIGHTED
                                                        AMORTIZED         AVERAGE
          INVESTMENT CATEGORY                             COST            YIELD(1)
          -------------------                           ---------         --------
                                                          (dollars in thousands)
Long-term investments:
      Taxable bonds ............................        $428,016            3.83%
                                                        --------
        Total long-term investments ............         428,016            3.83
Short-term investments(2) ......................         181,043            1.86
                                                        --------
        Total investments ......................        $609,059            3.24%
                                                        ========

----------
(1)   Yields are stated on a pre-tax basis.
(2)   Excludes cash equivalents of $47.0 million.

                      INVESTMENT PORTFOLIO BY SECURITY TYPE

                                                               DECEMBER 31,
                                                        --------------------------
                                                                   2001
                                                        --------------------------
                                                                          WEIGHTED
                                                        AMORTIZED         AVERAGE
          INVESTMENT CATEGORY                             COST            YIELD(1)
          -------------------                           ---------         --------
                                                          (dollars in thousands)
Mortgage-backed securities .....................        $ 95,089            5.96%
Municipal bonds ................................           5,245            6.60
Asset-backed securities ........................         286,069            3.12
Corporate securities ...........................          41,613            3.62
                                                        --------
      Total fixed maturities ...................         428,016            3.83
Short-term investments(2) ......................         181,043            1.86
                                                        --------
      Total investments ........................        $609,059            3.24%
                                                        ========

----------
(1)   Yields are stated on a pre-tax basis.
(2)   Excludes cash equivalents of $47.0 million

                     DISTRIBUTION OF INVESTMENTS BY MATURITY

                                                               DECEMBER 31,
                                                        --------------------------
                                                                   2001
                                                        --------------------------
                                                                        ESTIMATED
                                                        AMORTIZED         MARKET
        INVESTMENT CATEGORY                                COST           VALUE
        -------------------                             ---------       ----------
                                                             (in thousands)
Due in one year or less(1) .....................        $186,043        $186,051
Due after one year through five years ..........          36,613          36,573
Due after ten years ............................           5,245           4,924
Mortgage-backed securities .....................          95,089          95,697
Asset-backed securities ........................         286,069         285,791
                                                        --------        --------
      Total investments ........................        $609,059        $609,036
                                                        ========        ========

----------
(1) Includes short-term investments in the amount of $181.0 million and excludes cash equivalents of $47.0 million.

      The mortgage-backed securities included in the GIC Portfolio consisted of pass-through certificates of $95.1 million and $95.7 million at amortized cost and market value, respectively. These securities are rated Triple-A and are highly liquid with readily determinable market prices.

EMPLOYEES

      At December 31, 2001, the Company and its subsidiaries had 283 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS

      The Company relies upon the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. This safe harbor requires that the Company specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Accordingly, forward-looking statements by the Company and its affiliates are qualified by reference to the following cautionary statements.

      In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity, and
(iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include: (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;
(iv) changes in accounting principles or practices that may result in a decline in securitization transactions; (v) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (vi) inadequacy of loss reserves established by the Company; (vii) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; and (viii) downgrade or default of one or more of FSA's reinsurers. The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES.

      The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 75,700 square feet of office space, are under lease agreements which generally expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Paris (France), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any real property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On July 5, 2000, the Company completed a merger (the "Merger") in which the Company became an indirect wholly owned subsidiary of Dexia S.A., a publicly held Belgian corporation. Dexia S.A. also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. As a consequence of these actions, there is no longer an established public trading market for the Company's common stock, and bid quotations are not reported or otherwise available. As of March 2002, the only holders of the Company's common stock were Dexia Holdings, Inc.; an affiliate of White Mountains Insurance Group Ltd. (a major shareholder of the Company prior to the Merger); and certain directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

      Information relating to the high and low sales prices per share for each quarterly period for the past two years until the Merger, and the frequency and amount of any cash dividends declared in the past two years, is set forth below:

                                                               MARKET PRICE
                                                ------------------------------------------
                          DIVIDENDS PER SHARE     HIGH             LOW              CLOSE
                          -------------------     ----             ---              -----
2000
Quarter ended March 31          $0.1200         $73.4375         $43.0000         $73.4375
Quarter ended June 30            0.1200          75.8750          72.8750          75.8750

      The Company did not pay any dividends during the year following the Merger. The Company paid a dividend on its Common Stock of $0.76125 per share (comprised of a regular quarterly dividend of $0.17625 per share and a special dividend of $0.585 per share intended as a "catch-up" for regular quarterly dividends omitted for the four prior quarters) for the quarter ended September 30, 2001, and of $0.17625 per share for the quarter ended December 31, 2001. Information concerning restrictions on the payment of dividends is set forth in
Item 1 above under the caption "Insurance Regulatory Matters -- Dividend Restrictions."

ITEM 6. SELECTED FINANCIAL DATA

      This following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

------------------------------------------------------------------------------------------------------------------------------
                                                          2001            2000              1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                (DOLLARS IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (a)
------------------------------------------------------------------------------------------------------------------------------
Gross premiums written                              $    485.6      $    372.3        $    362.7     $    319.3     $    236.4
------------------------------------------------------------------------------------------------------------------------------
Net premiums written                                     319.6           218.1             230.4          219.9          172.9
------------------------------------------------------------------------------------------------------------------------------
Net premiums earned                                      237.7           192.1             175.0          137.9          109.5
------------------------------------------------------------------------------------------------------------------------------
Net investment income                                    128.9           121.1              94.7           78.8           72.1
------------------------------------------------------------------------------------------------------------------------------
GIC operations net expense                                 (.2)
------------------------------------------------------------------------------------------------------------------------------
Net income                                               209.5            63.3(c)          125.4          115.4           94.7
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (a)
------------------------------------------------------------------------------------------------------------------------------
Total investments                                   $  3,214.1      $  2,234.9        $  2,140.0     $  1,874.8     $  1,431.6
------------------------------------------------------------------------------------------------------------------------------
Total assets                                           4,306.9         3,148.7           2,905.6        2,452.3        1,931.2
------------------------------------------------------------------------------------------------------------------------------
Deferred premium revenue, net                            669.5           582.7             559.0          504.6          422.1
------------------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expense reserve, net           85.5            91.7              77.8           65.6           44.8
------------------------------------------------------------------------------------------------------------------------------
Notes payable                                            330.0           230.0             230.0          230.0          130.0
------------------------------------------------------------------------------------------------------------------------------
GICs                                                     601.0
------------------------------------------------------------------------------------------------------------------------------
Preferred stock                                                                              0.7            0.7            0.7
------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                            1,636.0         1,465.7           1,252.0        1,065.4          875.2
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL DATA
------------------------------------------------------------------------------------------------------------------------------
Qualified statutory capital                         $  1,593.6      $  1,436.7        $  1,320.1     $  1,037.7     $    781.7
------------------------------------------------------------------------------------------------------------------------------
Total claims-paying resources (b)                      3,217.3         2,805.1           2,592.3        2,119.6        1,696.1
------------------------------------------------------------------------------------------------------------------------------
Net par outstanding                                  217,110.8       154,019.8         129,938.0      104,673.0       75,478.0
------------------------------------------------------------------------------------------------------------------------------
Net insurance in force (principal + interest)        300,637.1       225,426.4         195,571.0      159,995.0      117,430.0
------------------------------------------------------------------------------------------------------------------------------
Policyholders' leverage (risk-to-capital ratio)          189:1           157:1             148:1          154:1          150:1
------------------------------------------------------------------------------------------------------------------------------
Dividends                                                 32.7             7.9              14.1           12.8           12.1
------------------------------------------------------------------------------------------------------------------------------

----------
(a) Prepared in accordance with accounting principles generally accepted in the United States of America. Deferred premium revenue shown above is shown net of prepaid reinsurance premiums. Losses and loss adjustment expenses are shown net of reinsurance recoverables on unpaid losses.
(b) The sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, and credit available under standby line of credit ("soft capital") facility.
(c)   $138.8 million of net income excluding merger-related costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Management and investors consider the following measures important in analyzing the financial results of the Company: adjusted book value, core net income, operating net income, core revenue, core expenses and gross present value of premiums written (gross PV premiums written). However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered as substitutes for shareholders' equity, net income, revenues, expenses and gross premiums written.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

      Adjusted book value per common share of the Company was $69.08 at December 31, 2001, up 17.7% including dividends since year-end 2000. Excluding realized and unrealized capital gains and losses, adjusted book value per share rose 18.4% including dividends. Management and some equity analysts use adjusted book value per common share as a proxy for the Company's intrinsic value, exclusive of franchise value. It is defined as book value plus the after-tax present value of all net deferred premium revenue less deferred expenses.

      The Company discusses its financial results by breaking out various levels of its income statement in order to present a better analysis of underlying trends. OPERATING NET INCOME is net income less the after-tax effect of net realized capital gains or losses, the cost of equity-based compensation programs, changes in fair value of certain insurance products accounted for as derivatives as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and other non-operating items. CORE NET INCOME represents operating net income less the after-tax effects of refundings and prepayments. Core net income therefore represents the Company's normal operating results on a basis comparable to that of its industry peers. The distinction between core and operating net income is important because higher than normal volumes of refundings and prepayments disproportionately increase earned premiums and could suggest a stronger earnings trend than the pace of originations would warrant.

      The Company's 2001 net income was $209.5 million, compared with $63.3 million ($138.8 million excluding merger-related costs) for 2000, an increase of 231.1%. Core net income was $212.9 million for 2001, compared with $176.0 million for 2000, an increase of 20.9%. Total core revenues increased by $50.8 million in 2001, to $354.5 million from $303.7 million for 2000, while total core expenses increased only $9.8 million in 2001. Operating net income was $217.3 million for 2001 versus $181.5 million for 2000, an increase of $35.8 million, or 19.7%.

      The Company employs two measures of gross premiums originated for a given period. GROSS PREMIUMS WRITTEN captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, GROSS PV PREMIUMS WRITTEN, reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from gross PV premiums written. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate gross PV premiums written, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of gross PV premiums written are affected by the application of different discount factors. The rates for 2001, 2000 and 1999 were 5.79%, 5.77% and 5.93%, respectively. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

      The Company's principal operating subsidiary, FSA, had an exceptional year in 2001, with strong results across its three core businesses -- U.S. municipal, U.S. asset-backed and international. Asset-backed business was particularly strong, in both the United States and Europe, due to market uncertainty, widening credit spreads and demand for liquidity. FSA issued insurance policies generating $696.5 million of gross PV premiums written in 2001, 55.4% higher than the $448.3 million in 2000. In 2001, the annual gross par value of obligations insured by FSA rose 82.4%, to $114.2 billion.

      In the U.S. asset-backed market, FSA achieved record results, with business well balanced across the consumer, residential mortgage and structured finance sectors. In consumer finance, the Company enjoyed steady transaction flow from repeat issuers of asset-backed securities backed by automobile loans and credit card receivables. In the residential mortgage market, FSA developed new applications for its guaranty and, late in the year, saw increased demand for the guaranty as a way to enhance liquidity of mortgage-backed issues already rated Triple-A. In addition, funded and synthetic CDO business was strong because of a favorable credit spread environment. Fourth quarter 2001 gross PV premiums written were amplified by an unusually large residential mortgage transaction and a complex, high-premium structured financial institution obligation, which together contributed $90.0 million in gross PV premiums written. For the year, par value reached $56.7 billion and gross PV premiums written totaled $353.9 million, compared with $28.0 billion and $198.9 million, respectively, for 2000. Par insured increased more than gross PV premiums written primarily because of increased originations in the Triple-A shadow-rated CDO sector, which carries a low premium rate relative to par insured.

      During 2001, new issue volume in the U.S. municipal bond market reached $286.3 billion, the second highest level in history, due in part to a decline in interest rates that encouraged municipal borrowing, and insurance penetration increased to 46% from 40% in the prior year. In this positive environment, FSA held the leading market share for the first time, insuring approximately 27% of the insured new issues that were sold during the year. FSA's market share leadership does not reflect any change in business strategy, which is for FSA to insure all the transactions meeting its underwriting criteria that it can insure at appropriate returns. The U.S. municipal business contributed $222.3 million in gross PV premiums written in 2001, compared with $140.1 million in 2000. FSA's U.S. municipal par insured increased to $36.5 billion in 2001 from $21.5 billion in 2000.

      In international markets, FSA's asset-backed business continued to grow during 2001, led by European synthetic and funded CDOs and other structured finance transactions. The Asia Pacific group also closed a number of synthetic CDOs and consumer asset securitizations during the year. In addition, FSA made progress in global public infrastructure markets, where transactions generally have long lead times, and ended the year with mandates for a number of transactions scheduled to close in 2002. During 2001, FSA insured $21.1 billion of international par, compared with $13.2 billion in 2000, to generate gross PV premiums written of $120.3 million, compared with $109.3 million in 2000.

      FSA's gross premiums written increased 30.4% to $485.6 million for 2001 from $372.3 million for 2000. Net premiums written were $319.6 million during 2001, an increase of 46.5% compared with the 2000 result. Reinsurance cessions totaled 34.2% of 2001 gross premiums written, compared with 41.4% in 2000. The amount ceded decreased in 2001 primarily due to some large facultative cessions on health care business in 2000 to comply with new internal single-risk limits. Net premiums earned in 2001 were $237.7 million, compared with $192.1 million in 2000, an increase of 23.7%. Premiums earned from refundings and prepayments were $9.1 million for 2001 and $11.7 million for 2000, contributing $4.4 million and $5.5 million, respectively, to after-tax earnings. Excluding the effects of refundings, net premiums earned grew 23.0% over the comparable 2000 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 2001 or 2000.

      Net investment income was $128.9 million for 2001 and $121.1 million for 2000, an increase of 6.4%. This increase was due primarily to higher invested balances arising from new business writings. For further discussion, see "Liquidity and Capital Resources" below. The Company's effective tax rate on investment income was 11.0% for 2001, compared with 13.1% for 2000. In 2001, the Company realized $7.2 million in net capital gains, compared with $36.8 million of net capital losses in 2000. Capital losses in 2000 were affected by losses purposely incurred to take advantage of expiring tax loss carry-back opportunities against previously realized capital gains. Capital gains and losses are generally a by-product of the normal investment management process and can vary substantially from period to period.

      Interest expense in 2001 and 2000 was $16.9 million and $16.6 million, respectively. For further discussion, see "Liquidity and Capital Resources" below.

      The provision for losses and loss adjustment expenses in 2001 was $12.5 million, compared with $9.4 million in 2000, representing additions to the Company's general reserve. The additions to the general reserve represent management's estimate of the amount required to cover the present value of the net cost of future claims. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business, and future economic conditions. The Company evaluated its insured portfolio to assess the potential impact of the events of September 11, 2001, and does not expect to incur any losses as a direct result of the tragedy. The Company's insured portfolio, at the time of the event, included approximately $131.0 million of gross exposure (approximately $76.0 million after reinsurance) to Port Authority of New York and New Jersey Consolidated Revenue Bonds, which were backed by the Authority's general revenues, including those from bridges and tunnels, and not directly secured by lease payments or other payments related to the World Trade Center. In addition, the Company assessed the effects of several high-profile bankruptcies on its insured portfolio and does not expect to incur losses attributable to these bankruptcies. At December 31, 2001, the general reserve totaled $69.1 million.

      Total policy acquisition and other operating expenses (excluding the cost of equity-based compensation programs, which was $25.2 million for 2001 and $27.1 million for 2000) were $56.9 million in 2001, compared with $51.2 million in 2000, an increase of $5.7 million. Further excluding the effect of refundings, total policy acquisition and other operating expenses were $54.5 million in 2001, compared with $47.9 million in 2000, an increase of $6.6 million. The increase resulted from higher personnel costs. The Company's core expense ratio (policy acquisition costs plus core other operating expenses divided by core earned premiums) fell to 24.5% from 26.5% in 2000 due to higher core premiums earned. In 2000, the Company recognized $105.5 million in merger-related expenses, of which $85.8 million represented an increase in equity-based compensation and $19.7 million was for various fees.

      In the fourth quarter of 2001, the Company's newly formed asset management group began issuing FSA-insured GICs and had recorded $601.0 million of GICs as of December 31, 2001. These transactions resulted in a net interest margin of $0.1 million and a net capital loss of $0.3 million for the year ended December 31, 2001.

      Income before income taxes for 2001 and 2000 was $269.5 million and $67.4 million ($172.9 million excluding merger-related costs), respectively.

      The Company's effective tax rate for 2001 was 22.3%, compared with 6.1% for 2000. The effective tax rate increased because, in 2000, merger-related expenses reduced net income, resulting in a higher than normal proportion of income derived from the Company's tax-exempt investment securities. The increase was partially offset by higher income from FSA International, which, while subject to U.S. income taxes as a controlled foreign corporation, nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

Market Risk

      The primary objective in managing the Company's investment portfolio, excluding the GIC bond portfolio, is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including the Company's tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers execute fixed-income investments. These investment decisions are based on guidelines established by management and approved by the board of directors. FSA Asset Management LLC manages the investments in the GIC bond portfolio.

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company relate primarily to its investment portfolio, of which over 99.6% (excluding the GIC bond portfolio) was invested in fixed-income securities at December 31, 2001. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases. Sensitivity to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2001, this hypothetical increase in interest rates would result in an after-tax decrease of $115.6 million in the net fair value of the Company's fixed-income portfolio, excluding the GIC bond portfolio, and an after-tax decrease of $5.7 million for the GIC bond portfolio. Since the Company does not expect to trade investments prior to maturity, absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario.

      The Company's investment portfolio holdings, excluding the GIC bond portfolio, are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds, and mortgage-backed, asset-backed and corporate securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%, and the option-adjusted spreads of the securities are held constant. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

      FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit.

Critical Accounting Policies

      The Company's losses and loss adjustment expenses comprise case basis reserves and a non-specific general reserve. A case basis reserve is recorded at the net present value of an estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. A case basis reserve is determined using primarily cash flow or similar models and represents FSA's estimate of the net present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The non-specific general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves. The general reserve is calculated by applying a loss factor to the total net par amount outstanding of the Company's insured obligations over the term of such insured obligation and discounting the result at the then current risk-free rates. The loss factors used for this purpose are determined on the basis of an independent rating agency study of default rates and the Company's portfolio characteristics and history. The selection of loss factors and a discount rate involves judgment as to which factors to use and whether those factors are reflective of the Company's insured obligations. Management's judgments may also consider macroeconomic factors, political developments and changes in underwriting standards or mix of business.

      Management conducts periodic credit reviews of its exposures to identify events, as they happen, that might cause a default on a transaction. With timely identification of these events, the Company may limit its potential for loss by taking actions to improve transaction performance. Certain events have occurred in the past, such as the decline in commercial real estate in the early 1990s, that have had a significant impact on the Company's losses and loss adjustment expenses. Although these events are difficult to predict, the Company's credit review process is designed to identify such events early so the Company can act to limit its exposure.

      Management of the Company periodically evaluates the assumptions and judgments underlying its estimate for losses and loss adjustment expenses and establishes a liability that management believes is adequate to cover the present value of the ultimate net cost of claims. Management has consistently applied this approach from period to period. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates.

      A large portion of the Company's investment portfolio and its derivative instruments are carried at fair value. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value of substantially all of the Company's investment portfolio is determined based upon quoted market prices. For derivative instruments where a quoted market price exists, the Company uses that price.

      If quoted market prices are not available, as is the case primarily with credit default swaps on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations.

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

      The Company's principal operating subsidiary, FSA, produced strong origination results despite a decline in U.S. municipal market volume and a generally slow first quarter caused by Year 2000 (Y2K) concerns. Anticipated computer problems associated with Y2K prompted many issuers to accelerate closing dates for their financings, which increased premium production in the fourth quarter of 1999 and reduced first quarter 2000 production. FSA wrote insurance policies generating $448.3 million of gross PV premiums written in 2000, 13.3% lower than the record $517.2 million in 1999. In 2000, the annual par value of obligations insured by FSA rose 4.8%, to $62.6 billion. Gross PV premiums written declined because FSA generally insured higher quality, lower premium transactions.

      In the U.S. asset-backed securities market, strong CDO production and repeat business from auto loan and residential mortgage issuers contributed to FSA's 2000 results. FSA also increased its participation in other sectors, including franchise loans, sub-prime credit cards and manufactured housing. For the year, par value reached $28.0 billion and PV premiums totaled $198.9 million, compared with $24.8 billion and $200.4 million, respectively, for 1999.

      In the U.S. municipal bond market, the Company confronted reduced market volume. A strong economy created budget surpluses, reducing the need for bond issues to fund capital expenditures, and interest rate conditions discouraged refundings. The U.S. municipal business contributed $140.1 million in gross PV premiums written, compared with $183.0 million written in 1999. FSA's U.S. municipal par insured fell to $21.5 billion in 2000 from $26.3 billion in 1999. The business was well diversified across sectors, average capital charges declined, and FSA guaranteed approximately 25% of the insured bonds issued during the year.

      In international markets, business was particularly strong in Europe, where FSA guaranteed public-private partnership (PPP) financings in the United Kingdom, synthetic CDOs and other transactions. A large market has developed in Europe for synthetics, which tend to be large-scale, high-quality transactions that produce attractive returns. Financial institutions use synthetics both to restructure their portfolios to achieve optimal allocations of regulatory capital and to take advantage of arbitrage opportunities. In synthetic transactions, FSA guarantees payment obligations of counterparties under credit default swaps referencing asset portfolios. Synthetics do not rely on new issues of public securities and therefore represent a growing business area that is not dependent on bond market variables. During 2000, FSA insured $13.2 billion of international par, compared with $8.7 billion in 1999, to generate gross PV premiums written of $109.3 million, compared with $133.8 million in 1999. In its international business, FSA focuses on Western Europe and on certain developed countries in the Asia Pacific region.

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

      Net investment income was $121.1 million for 2000 and $94.7 million for 1999, an increase of 27.9%. This increase was due primarily to higher invested balances arising from the proceeds of an equity offering in the fourth quarter of 1999 and revenues from new business writings. The Company's effective tax rate on investment income was 13.1% for 2000, compared with 15.3% for 1999. In 2000, the Company realized $36.8 million in net capital losses, compared with $13.3 million of net capital losses in 1999. Capital losses in 2000 were affected by losses purposely incurred in order to apply expiring tax loss carry-back opportunities against previously realized capital gains. Capital gains and losses are a by-product of the normal investment management process and can vary substantially from period to period.

      Interest expense in 1999 and 2000 was $16.6 million each year. For further discussion, see "Liquidity and Capital Resources" below.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated invested assets at December 31, 2001, net of unsettled security transactions, were $3,132.6 million, compared with the December 31, 2000 balance of $2,234.7 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $92.4 million at December 31, 2001, compared with an unrealized gain position of $104.9 million at December 31, 2000. At December 31, 2001, the Company had, at the holding company level, an investment portfolio of $27.3 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon its receipt of dividends from, or payment on surplus notes by, FSA.

      FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors, and is also subject to restrictions contained in the Insurance Laws and related regulations of New York and other states. Under New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in 2001 and 2000. Based upon FSA's statutory statements for the year ended December 31, 2001, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $77.1 million.

However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the New York Superintendent is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In 2001, FSA International paid a preferred dividend of $1.6 million to its minority interest owner.

      At December 31, 2000, the Company held $120.0 million of surplus notes of FSA. In October 2001, FSA repaid $26.0 million of such surplus notes. In December 2001, the Company purchased an additional $50.0 million of surplus notes from FSA. At December 31, 2001, the Company held $144.0 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the New York Superintendent.

      Dividends paid by the Company to its shareholders were $31.1 million and $7.9 million in 2001 and 2000, respectively.

      In the second quarter of 2000, in connection with the merger of the Company with a Dexia subsidiary, FSA repurchased $55.0 million of its stock from the Company, and the Company sold 511,031 of its shares held in a rabbi trust to Dexia for $38.6 million. The proceeds from these transactions were used to fund the Company's obligations under certain of its long-term, equity-based compensation programs.

      During the fourth quarter of 1999, the Company sold 2,583,764 shares at $54.20 per share for a total of $140.0 million. The Company issued 1,400,000 new shares and also sold 1,183,764 shares from its treasury and rabbi trust accounts. The proceeds were used to augment the Company's capital base for future growth and for anticipated employee compensation payments at the beginning of 2000.

      On December 19, 2001, the Company issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101 and callable without premium or penalty on or after December 19, 2006. The Company used these proceeds to supplement the capital in its insurance company subsidiaries and for general corporate purposes. The Company has two other debt issues outstanding:
$100.0 million of 6.950% Senior Quarterly Income Debt Securities due November 1, 2098 and callable on or after November 1, 2003; and $130.0 million of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097 and callable on or after September 18, 2002.

      At the time of the merger with a subsidiary of Dexia, the Company was party to forward agreements with certain counterparties and made the economic benefit and risk of a number of forward shares available for subscription by certain of the Company's employees and directors. All of the Company's forward agreements and corresponding employee and director subscriptions were settled in connection with the merger with a subsidiary of Dexia and, at June 30, 2000, the Company recognized a $39.4 million increase in the Company's additional paid-in capital, reflecting the amounts received from the counterparties.

      In December 2000, FSA International contributed $24.0 million of additional capital to XLFA to maintain the Company's 15% ownership. In December 1999, FSA International received $50.0 million of additional capital. FSA contributed $40.0 million, and XL contributed the remaining $10.0 million to maintain its minority ownership interest percentage in the subsidiary.

      In December 2001, the Company contributed an additional $15.0 million to Fairbanks Capital Holding Corp., increasing its equity ownership in that company to 28.36%.

      FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or pay interest or principal on surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

      FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $653.7 million at December 31, 2001. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2008 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2001.

      FSA has a credit arrangement, aggregating $125.0 million at December 31, 2001, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At December 31, 2001, there were no borrowings under this arrangement, which expires on April 26, 2002, unless extended.

      The Company has no plans for material capital expenditures during the next twelve months.

SPECIAL PURPOSE ENTITIES

      Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ special purpose entities (SPEs) for a variety of purposes. A typical asset-backed transaction, for example, employs an SPE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the SPE or the underwriter, either via a bid process or on a sole source basis. SPEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over SPE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the SPE's assets. Specifically, as issuer of a financial guaranty insurance policy insuring the SPE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the SPE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the SPE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the SPE's assets to FSA. SPEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment-grade transactions insured by FSA. The degree of influence exercised by FSA over these SPEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for December 31, 2001, the assets and liabilities of these SPEs have not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations. Two such SPEs, Canadian Global Funding Corporation (Canadian Global) and FSA Global Funding Limited (FSA Global), are discussed in more detail below.

      In August 1994, FSA entered into a facility agreement with Canadian Global and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. Canadian Global was capitalized with $180.6 million of debt securities and $6.3 million in preferred equity sold to third-party investors. Under the agreement, FSA pays an annual fee to Canadian Global to compensate it for making its liquidity available and can arrange financing for transactions subject to certain conditions. When Canadian Global purchases an FSA-insured obligation, the new obligation is insured by FSA for a premium and case basis reserves are established when required. As of December 31, 2001, FSA was carrying gross and net case basis reserves of $15.7 million and $3.9 million, respectively, against transactions refinanced by Canadian Global. Canadian Global invests its funds in high-quality, short-term investments. Canadian Global has total assets of $197.3 million. The amount of this facility was $186.9 million, of which $124.3 million was unutilized at December 31, 2001.

      The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations in international markets (generally referred to as medium term notes or "MTNs"). FSA Global generally issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. Funds raised by FSA Global are raised at or converted to U.S. dollars and LIBOR-based floating rates and are generally invested in obligations that are insured by FSA and, in some cases, another financial guaranty insurer and that mature prior to the maturity of the related FSA Global notes and pay a higher interest rate than the interest rate on the related FSA Global notes. FSA Global is managed as a "matched funding vehicle", in which the proceeds from the sale of FSA Global notes are generally invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes. The matched funding structure minimizes the market risks borne by FSA Global and FSA. At December 31, 2001, FSA Global had total assets and total liabilities of $3.5 billion and $3.5 billion, respectively, and for the year ended December 31, 2001, FSA Global had net income of $0.6 million. As of December 31, 2001, there were no case basis reserves required for any transactions related to FSA Global.

      The Financial Accounting Standards Board (FASB) is currently addressing financial reporting issues relating to SPEs. Until the FASB has completed this project, the Company cannot determine the impact on its financial statements of any new accounting standards that may be issued regarding SPEs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            40

Consolidated Balance Sheets as of December 31, 2001 and 2000                 41

Consolidated Statements of Operations and Comprehensive Income
    for the Years Ended December 31, 2001, 2000 and 1999                     42

Consolidated Statements of Changes in Shareholders' Equity for
    the Years Ended December 31, 2001, 2000 and 1999                         43

Consolidated Statements of Cash Flows for the Years Ended December
    31, 2001, 2000 and 1999                                                  44

Notes to Consolidated Financial Statements                                   46

Schedule:

II  Condensed Financial Statements of Financial Security Assurance
    Holdings Ltd. as of December 31, 2001 and 2000 and for the Years
    Ended December 31, 2001, 2000 and 1999                                   87

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Financial Security Assurance Holdings Ltd.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 4, 2002

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        ASSETS                                       DECEMBER 31,     DECEMBER 31,
                                                                                         2001             2000
                                                                                         ----             ----
Bonds at market value (amortized cost of $2,236,979 and $1,998,143)                  $ 2,329,269      $ 2,103,316
Equity investments at market value (cost of $10,006)                                      10,076            9,747
Short-term investments                                                                   218,727          121,788
Guaranteed investment contract bond portfolio at market value (amortized
   cost of $428,016)                                                                     427,993
Guaranteed investment contract short-term investment portfolio                           228,038
                                                                                     -----------      -----------

     Total investments                                                                 3,214,103        2,234,851
Cash                                                                                       7,784            9,411
Deferred acquisition costs                                                               240,492          201,136
Prepaid reinsurance premiums                                                             420,798          354,117
Reinsurance recoverable on unpaid losses                                                  28,880           24,617
Investment in unconsolidated affiliates                                                   82,511           57,609
Other assets                                                                             312,328          266,953
                                                                                     -----------      -----------

          TOTAL ASSETS                                                               $ 4,306,896      $ 3,148,694
                                                                                     ===========      ===========

                       LIABILITIES AND MINORITY INTEREST AND
                                SHAREHOLDERS' EQUITY

Deferred premium revenue                                                             $ 1,090,332      $   936,826
Losses and loss adjustment expenses                                                      114,428          116,336
Guaranteed investment contracts                                                          601,023
Deferred federal income taxes                                                            101,971           88,817
Ceded reinsurance balances payable                                                        34,961           48,784
Notes payable                                                                            330,000          230,000
Deferred compensation                                                                     95,948           90,275
Minority interest                                                                         46,157           37,228
Payable for securities purchased                                                          85,488            4,751
Accrued expenses and other liabilities                                                   170,630          129,944
                                                                                     -----------      -----------

          TOTAL LIABILITIES AND MINORITY INTEREST                                      2,670,938        1,682,961
                                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES

Common stock (200,000,000 shares authorized; 33,517,995 issued;
   par value of $.01 per share)                                                              335              335
Additional paid-in capital - common                                                      903,494          903,479
Accumulated other comprehensive income (net of deferred
   income tax provision of $29,394 and $34,818)                                           62,966           70,095
Accumulated earnings                                                                     669,163          491,824
Deferred equity compensation                                                              23,716           24,004
Less treasury stock at cost (301,095 and 304,757 shares held)                            (23,716)         (24,004)
                                                                                     -----------      -----------

          TOTAL  SHAREHOLDERS' EQUITY                                                  1,635,958        1,465,733
                                                                                     -----------      -----------

                TOTAL LIABILITIES AND MINORITY INTEREST AND
                                SHAREHOLDERS' EQUITY                                 $ 4,306,896      $ 3,148,694
                                                                                     ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                           Years Ended December 31,
                                                                                      2001           2000           1999
                                                                                      ----           ----           ----
REVENUES:
  Net premiums written                                                             $ 319,638      $ 218,138      $ 230,435
                                                                                   =========      =========      =========
  Net premiums earned                                                              $ 237,741      $ 192,149      $ 174,959
  Net investment income                                                              128,921        121,144         94,723
  Net realized gains (losses)                                                          7,183        (36,799)       (13,301)
  Guaranteed investment contract net revenues                                          1,171
  Guaranteed investment contract net realized loss                                      (346)
  Other income                                                                         3,984          2,154          1,323
                                                                                   ---------      ---------      ---------
TOTAL REVENUES                                                                       378,654        278,648        257,704

EXPENSES:
  Losses and loss adjustment expenses                                                 12,497          9,403          8,829
  Interest expense                                                                    16,866         16,614         16,614
  Policy acquisition costs                                                            41,375         37,602         39,809
  Guaranteed investment contract expenses                                              1,060
  Merger-related expenses                                                                           105,541
  Other operating expenses                                                            40,722         40,692         26,429
                                                                                   ---------      ---------      ---------
TOTAL EXPENSES                                                                       112,520        209,852         91,681
                                                                                   ---------      ---------      ---------

Minority interest and equity in earnings of unconsolidated affiliates                  3,343         (1,395)        (2,045)
                                                                                   ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                                           269,477         67,401        163,978

Provision (benefit) for income taxes:
  Current                                                                             41,366         19,188         36,471
  Deferred                                                                            18,615        (15,070)         2,102
                                                                                   ---------      ---------      ---------
  Total provision                                                                     59,981          4,118         38,573
                                                                                   ---------      ---------      ---------

NET INCOME                                                                           209,496         63,283        125,405

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

   Unrealized gains (losses) arising during period [net of deferred income tax provision (benefit) of $(3,291), $48,304 and
    $(51,221)]                                                                        (2,425)        93,316        (95,125)
  Less: reclassification adjustment for gains (losses) included in net income [net of deferred income tax provision (benefit) of $2,133,
    $(12,241) and $(3,633)]                                                            4,704        (24,558)        (9,668)
                                                                                   ---------      ---------      ---------
  Other comprehensive income (loss)                                                   (7,129)       117,874        (85,457)
                                                                                   ---------      ---------      ---------
COMPREHENSIVE INCOME                                                               $ 202,367      $ 181,157      $  39,948
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Additional    Unrealized
                                                                      Paid-In         Gain
                                                            Common    Capital -     (Loss) on   Accumulated
                                                             Stock    Common       Investments    Earnings
                                                             -----    ------       -----------    --------
BALANCE, December 31, 1998                                   $323     $733,442       $ 37,678     $325,150

Net income for the year                                                                            125,405

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $46,015)                                    (85,457)

Dividends paid on common stock ($0.465 per share)                                                  (14,138)

Deferred equity compensation

Deferred equity payout                                                   1,535

Purchase of 53,165 shares of common stock

Issuance of 450 shares of treasury
   stock for options exercised                                               3

Sale of 1,183,764 shares of treasury stock and
   1,400,000 shares of unissued common stock                   14       95,986

Sale of 221,100 shares of treasury stock                                 5,887
                                                             ----     --------       --------     --------

BALANCE, December 31, 1999                                    337      836,853        (47,779)     436,417

Net income for the year                                                                             63,283

Net change in accumulated comprehensive income
   (net of deferred income tax provision of $60,545)                                  117,874

Dividends paid on common stock ($0.24 per share)                                                    (7,876)

Deferred equity compensation

Deferred equity payout                                                   6,524

Purchase of 2,989 shares of common stock

Sale of 511,031 shares of treasury stock                                23,113

Settlement of forward shares                                            39,408

Recharacterization of deferred compensation

Retirement of treasury stock                                   (2)      (3,570)

Contribution of redeemable preferred stock                                 700

Purchase of 304,757 shares of treasury stock

Other                                                                      451
                                                             ----     --------       --------     --------

BALANCE, December 31, 2000                                    335      903,479         70,095      491,824

Net income for the year                                                                            209,496

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $5,424)                                      (7,129)

Dividends paid                                                                                     (32,729)

Other                                                                       (1)                        572

Deferred equity payout                                                      16
                                                             ----     --------       --------     --------

BALANCE, December 31, 2001                                   $335     $903,494       $ 62,966     $669,163
                                                             ====     ========       ========     ========

                                                              Deferred
                                                               Equity      Treasury
                                                            Compensation     Stock          Total
                                                            ------------     -----          -----
BALANCE, December 31, 1998                                    $ 43,946     $(75,103)     $ 1,065,436

Net income for the year                                                                      125,405

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $46,015)                                           (85,457)

Dividends paid on common stock ($0.465 per share)                                            (14,138)

Deferred equity compensation                                    19,822                        19,822

Deferred equity payout                                         (11,087)       1,644           (7,908)

Purchase of 53,165 shares of common stock                                    (2,571)          (2,571)

Issuance of 450 shares of treasury
   stock for options exercised                                     (11)          18               10

Sale of 1,183,764 shares of treasury stock and
   1,400,000 shares of unissued common stock                                 43,715          139,715

Sale of 221,100 shares of treasury stock                                      5,783           11,670
                                                              --------     --------      -----------

BALANCE, December 31, 1999                                      52,670      (26,514)       1,251,984

Net income for the year                                                                       63,283

Net change in accumulated comprehensive income
   (net of deferred income tax provision of $60,545)                                         117,874

Dividends paid on common stock ($0.24 per share)                                              (7,876)

Deferred equity compensation                                    29,419                        29,419

Deferred equity payout                                         (18,811)       7,564           (4,723)

Purchase of 2,989 shares of common stock                                       (152)            (152)

Sale of 511,031 shares of treasury stock                                     15,530           38,643

Settlement of forward shares                                                                  39,408

Recharacterization of deferred compensation                    (62,832)                      (62,832)

Retirement of treasury stock                                                  3,572                0

Contribution of redeemable preferred stock                                                       700

Purchase of 304,757 shares of treasury stock                    24,004      (24,004)               0

Other                                                             (446)                            5
                                                              --------     --------      -----------

BALANCE, December 31, 2000                                      24,004      (24,004)       1,465,733

Net income for the year                                                                      209,496

Net change in accumulated comprehensive income
   (net of deferred income tax benefit of $5,424)                                             (7,129)

Dividends paid                                                                               (32,729)

Other                                                                                            571

Deferred equity payout                                            (288)         288               16
                                                              --------     --------      -----------

BALANCE, December 31, 2001                                    $ 23,716     $(23,716)     $ 1,635,958
                                                              ========     ========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                       Years Ended December 31,
                                                                                       ------------------------

                                                                                2001             2000             1999
                                                                                ----             ----             ----
Cash flows from operating activities:
   Premiums received, net                                                    $ 287,533      $   225,253      $   230,394
   Policy acquisition, merger-related and other operating
     expenses paid, net                                                        (76,889)        (174,999)         (51,702)
   Recoverable advances recovered (paid)                                        (1,175)           1,495           (2,335)
   Losses and loss adjustment expenses recovered (paid)                        (18,687)           4,571            3,302
   Net investment income received                                              120,721          108,203           80,803
   Federal income taxes paid                                                   (36,031)         (26,664)         (39,603)
   Interest paid                                                               (19,424)         (14,141)         (16,306)
   Other                                                                          (603)            (558)             357
                                                                             ---------      -----------      -----------

          Net cash provided by operating activities                            255,445          123,160          204,910
                                                                             ---------      -----------      -----------

Cash flows from investing activities:
   Proceeds from sales of bonds                                                538,089        1,488,509        2,123,445
   Proceeds from sales of equity investments                                                     14,167           87,471
   Purchases of bonds                                                         (683,067)      (1,798,344)      (2,303,633)
   Purchases of equity investments                                                                               (46,581)
   Proceeds from sale of guaranteed investment contract bonds                  174,195
   Purchases of guaranteed investment contract bonds                          (602,534)
   Purchases of property and equipment                                          (4,363)          (3,843)          (1,132)
   Net increase in guaranteed investment contract short-term
     investments                                                              (228,038)
   Net decrease (increase) in short-term investments                           (95,570)         146,061         (161,147)
   Other investments                                                           (21,447)         (13,055)          (5,894)
                                                                             ---------      -----------      -----------

          Net cash used for investing activities                              (922,735)        (166,505)        (307,471)
                                                                             ---------      -----------      -----------

Cash flows from financing activities:
   Issuance of notes payable, net                                               96,625
   Dividends paid                                                              (32,729)          (7,876)         (14,138)
   Proceeds from issuance of guaranteed investment contracts                   601,767
   Purchase of common stock                                                                     (24,155)          (2,572)
   Sale of treasury stock (a)                                                                    38,644            3,200
   Settlement of forward shares                                                                  39,408
   Sale of stock                                                                                                 151,385
   Other                                                                            --              451          (32,520)
                                                                             ---------      -----------      -----------

          Net cash provided by financing activities                            665,663           46,472          105,355
                                                                             ---------      -----------      -----------

Net increase (decrease) in cash                                                 (1,627)           3,127            2,794
Cash at beginning of year                                                        9,411            6,284            3,490
                                                                             ---------      -----------      -----------

Cash at end of year                                                          $   7,784      $     9,411      $     6,284
                                                                             =========      ===========      ===========

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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (DOLLARS IN THOUSANDS)

                                                                                      Years Ended December 31,
                                                                                      ------------------------

                                                                                2001           2000             1999
                                                                                ----           ----             ----
Reconciliation of net income to net cash flows from
   operating activities:

Net income                                                                   $ 209,496      $  63,283      $ 125,405

   Increase in accrued investment income                                        (2,802)        (6,507)        (4,136)

   Increase in deferred premium revenue and related
     foreign exchange adjustment                                                86,825         23,668         54,438

   Decrease (increase) in deferred acquisition costs                           (39,356)        (3,088)         1,511

   Increase (decrease) in current federal income
     taxes payable                                                              10,987         (2,407)         6,166

   Increase (decrease) in unpaid losses and loss
     adjustment expenses                                                        (6,171)        13,903         12,231

   Increase (decrease) in amounts withheld for others                           (1,271)            18

   Provision (benefit) for deferred income taxes                                18,615        (15,070)         2,102

   Net realized losses (gains) on investments                                   (6,837)        36,799         13,301

   Deferred equity compensation                                                  5,673        (28,666)         8,725

   Depreciation and accretion of bond discount                                  (4,466)        (5,057)        (2,837)

   Minority interest and equity in earnings of
     unconsolidated affiliates                                                  (3,343)         1,395          2,045

   Change in other assets and liabilities                                      (11,905)        44,889        (14,041)
                                                                             ---------      ---------      ---------

Cash provided by operating activities                                        $ 255,445      $ 123,160      $ 204,910
                                                                             =========      =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

      In the fourth quarter of 2001, the Company began offering guaranteed investment contracts (GICs) through its wholly owned subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC. The GICs are provided primarily to municipalities and are insured by the Company's insurance company subsidiary. The GICs provide for the return of principal and the payment of interest at a guaranteed rate.

      On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which, in turn, is a subsidiary of Dexia Credit Local. Dexia Credit Local is a subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. As a result of this transaction, the Company valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its forward share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the merger price. The net effect of the merger, reflected in the December 31, 2000 financial statements, was to decrease net income by $75.5 million and decrease shareholders' equity by $36.1 million. At December 31, 2001, the only holders of the Company's common stock were Dexia Holdings, Inc., White Mountains Insurance Group, Ltd. and certain directors of the Company who owned shares of the Company's common stock or economic interests in the Company's common stock under the Director Share Purchase Program (see
Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 2001 and 2000 and the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2001, 2000 and 1999. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of deferred policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, FSA Portfolio Management Inc., Transaction Services Corporation, Financial Security Assurance Inc. (FSA), FSA Insurance Company, Financial Security Assurance International Ltd. (International), FSA Capital Markets Services LLC, FSA Capital Management Services LLC, FSA Asset Management LLC (AMC), FSA Services (Australia) Pty Limited and Financial Security Assurance (U.K.) Limited (collectively, the Subsidiaries). All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2001 presentation.

      INVESTMENTS

      Investments in debt securities designated as available for sale are carried at market value. Equity investments are carried at market value. The unrealized gain or loss on the investments that are not hedged is reflected as a separate component of shareholders' equity, net of applicable deferred income taxes. The unrealized gain or loss on the investments that qualify as fair value hedges is recorded in income currently. All of the Company's debt and equity securities are classified as available for sale.

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

      DERIVATIVES

      Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair value hedges are included in guaranteed investment contract net revenues and expenses, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. Any ineffective portion of the hedge is recognized in earnings.

      The Company has also insured a number of credit default swap agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in premiums earned and in other assets. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, management uses internally developed estimates.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES

      A case basis reserve for unpaid losses and loss adjustment expenses is recorded at the net present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates ranging from 5.79% to 6.1%.

      The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. The general reserve is calculated by applying a loss factor to the total net par amount outstanding of the Company's insured obligations over the term of such insured obligations and discounting the result at the then current risk-free rates. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history.

      Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims. The reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not differ from such estimates. The Company will, on an ongoing basis, monitor these reserves and may periodically adjust such reserves based on the Company's actual loss experience, its future mix of business, and future economic conditions.

      DEFERRED ACQUISITION COSTS

      Deferred acquisition costs comprise those expenses that vary with, and are primarily related to, the production of business (including GICs), including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs and the cost of acquired business are amortized over the period in which the related premiums are earned. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

      GUARANTEED INVESTMENT CONTRACTS

      The Company enters into GICs whereby the Company receives deposits at a contractual interest rate. These contracts are recorded at amortized cost. Additionally, the Company may enter into associated transactions in order to reduce the Company's exposure to fluctuations in interest rates related to the GICs. For fair value hedges, changes in the fair value of the hedging instrument are recognized in income currently. The change in the fair value of the hedged item, attributable to the hedged risk, adjusts the carrying amount of the hedged item and is recognized in income currently.

      FEDERAL INCOME TAXES

      The provision for income taxes consists of an amount for taxes currently payable and a provision for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and the financial statement basis.

      Non-interest bearing tax and loss bonds are purchased for the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds as pre-payments of federal income taxes and includes them in other assets.

3. INVESTMENTS

      Bonds at amortized cost of $14,579,000 and $11,690,000 at December 31, 2001 and 2000, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

      Consolidated net investment income, excluding income attributable to the GIC bond portfolio and the GIC short-term investment portfolio (collectively the GIC Portfolio), consisted of the following (in thousands):

                                               Year Ended December 31,
                                               -----------------------

                                        2001             2000            1999
                                        ----             ----            ----
Bonds                                $ 126,750        $ 115,815        $ 88,867

Equity investments                         504              635           1,495

Short-term investments                   3,874            6,472           6,664

Investment expenses                     (2,207)          (1,778)         (2,303)
                                     ---------        ---------        --------

Net investment income                $ 128,921        $ 121,144        $ 94,723
                                     =========        =========        ========

      The credit quality of bonds, excluding the GIC bond portfolio, at December 31, 2001 were as follows:

                      Rating            Percent of Bonds
                      ------            ----------------
                       AAA                    73.2%
                        AA                    22.0
                        A                      4.7
                      Other                    0.1

      The amortized cost and estimated market value of bonds, excluding the GIC bond portfolio, were as follows (in thousands):

                                                             Gross       Gross        Estimated
                                             Amortized    Unrealized   Unrealized      Market
December 31, 2001                               Cost         Gains       Losses         Value
-----------------                               ----         -----       ------         -----
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                              $   81,149     $ 2,295     $  (258)     $   83,186

Obligations of states and political
   subdivisions                               1,692,288      78,706      (5,276)      1,765,718

Foreign securities                                5,780         807                       6,587

Mortgage-backed securities                      229,063       8,623        (549)        237,137

Corporate securities                            183,837       6,772        (598)        190,011

Asset-backed securities                          44,862       1,984        (216)         46,630
                                             ----------     -------     -------      ----------

   Total                                     $2,236,979     $99,187     $(6,897)     $2,329,269
                                             ==========     =======     =======      ==========

                                                             Gross        Gross        Estimated
                                             Amortized    Unrealized    Unrealized      Market
December 31, 2000                               Cost         Gains        Losses         Value
-----------------                               ----         -----        ------         -----
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                              $   51,726     $  4,078     $   (31)     $   55,773

Obligations of states and political
   subdivisions                               1,504,105       94,442      (1,569)      1,596,978

Foreign securities                               15,240          630         (91)         15,779

Mortgage-backed securities                      234,419        6,491        (687)        240,223

Corporate securities                            154,786        3,464      (2,142)        156,108

Asset-backed securities                          37,867        1,355        (767)         38,455
                                             ----------     --------     -------      ----------

   Total                                     $1,998,143     $110,460     $(5,287)     $2,103,316
                                             ==========     ========     =======      ==========

      The change in net unrealized gains (losses) consisted of (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------

                                                    2001         2000          1999
                                                    ----         ----          ----
Bonds                                            $(12,883)     $172,180     $(120,006)
Equity investments                                    329         6,239       (10,449)
Other                                                                          (1,017)
                                                 --------      --------     ---------
     Change in net unrealized gains (losses)     $(12,554)     $178,419     $(131,472)
                                                 ========      ========     =========

      The amortized cost and estimated market value of bonds, excluding the GIC bond portfolio, at December 31, 2001, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                     Amortized     Estimated
                                                                       Cost       Market Value
                                                                       ----       ------------
Due in one year or less                                             $    7,051     $    7,260
Due after one year through five years                                   97,641        101,078
Due after five years through ten years                                 202,137        210,863
Due after ten years                                                  1,656,225      1,726,301
Mortgage-backed securities (stated maturities of 1 to 30 years)        229,063        237,137
Asset-backed securities (stated maturities of 2 to 29 years)            44,862         46,630
                                                                    ----------     ----------

     Total                                                          $2,236,979     $2,329,269
                                                                    ==========     ==========

      Proceeds from sales of bonds, excluding the GIC bond portfolio, during 2001, 2000 and 1999 were $537,062,000, $1,452,485,000 and $2,162,425,000, respectively. Gross gains of $9,120,000, $10,262,000 and $17,896,000 and gross losses of $1,763,000, $41,217,000 and $32,406,000 were realized on sales in
2001, 2000 and 1999, respectively.

      Proceeds from sales of equity investments during 2001, 2000 and 1999 were $0, $14,167,000 and $87,471,000, respectively. Gross gains of $0, $0 and
$11,707,000 and gross losses of $0, $5,927,000 and $5,008,000 were realized on sales in 2001, 2000 and 1999, respectively. Equity investments had gross unrealized gains of $75,000 and $0 and gross unrealized losses of $5,000 and $259,000 as of December 31, 2001 and 2000, respectively.

      The Company held open positions in U.S. Treasury bond futures contracts, Eurodollar futures contracts, and municipal bond index futures during 2000 and 1999. Such positions were marked to market on a daily basis and, for the years ended December 31, 2000 and 1999, resulted in net realized gains (losses) of $480,000 and $(5,490,000), respectively.

GIC PORTFOLIO

      Net investment income for the GIC Portfolio consisted of the following (in thousands):

                                                                           2001
                                                                           ----
Bonds                                                                     $  931

Short-term investments                                                       409
                                                                          ------

Net investment income                                                     $1,340
                                                                          ======

      The credit quality of bonds held in the GIC bond portfolio, at December 31, 2001 were as follows:

                               Rating           Percent of Bonds
                               ------           ----------------
                                AAA                   91.4%
                                 A                     2.1
                               Other                   6.5

      The amortized cost and estimated market value of bonds held in the GIC bond portfolio, were as follows (in thousands):

                                                     Gross        Gross      Estimated
                                       Amortized   Unrealized  Unrealized      Market
December 31, 2001                         Cost       Gains       Losses        Value
-----------------                         ----       -----       ------        -----
Obligations of states and political
    subdivisions                        $  5,245     $          $  (321)     $  4,924

Mortgage-backed securities                95,090      1,259        (652)       95,697

Corporate securities                      41,613         70        (102)       41,581

Asset-backed securities                  286,068        128        (405)      285,791
                                        --------     ------     -------      --------

     Total                              $428,016     $1,457     $(1,480)     $427,993
                                        ========     ======     =======      ========

      The amortized cost and estimated market value of the GIC bond portfolio, at December 31, 2001, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                   Amortized    Estimated
                                                                      Cost     Market Value
                                                                      ----     ------------
Due in one year or less                                             $  5,000     $  5,008
Due after one year through five years                                 36,613       36,573
Due after ten years                                                    5,245        4,924
Mortgage-backed securities (stated maturities of 4 to 31 years)       95,090       95,697
Asset-backed securities (stated maturities of 2 to 30 years)         286,068      285,791
                                                                    --------     --------

     Total                                                          $428,016     $427,993
                                                                    ========     ========

      Proceeds from sales of bonds held in the GIC Portfolio during 2001 were $174,195,000. Gross losses of $346,000 were realized on sales. The change in net unrealized loss for bonds was $24,000 for 2001.

4. DEFERRED ACQUISITION COSTS

      Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------

                                                   2001           2000           1999
                                                   ----           ----           ----
Balance, beginning of period                    $ 201,136      $ 198,048      $ 199,559
                                                ---------      ---------      ---------
Costs deferred during the period:
   Ceding commission income                       (41,935)       (42,496)       (52,376)
   Premium taxes                                    9,653          5,934          9,017
   Compensation and other acquisition costs       113,013         77,252         81,657
                                                ---------      ---------      ---------
        Total                                      80,731         40,690         38,298
                                                ---------      ---------      ---------

Costs amortized during the period                 (41,375)       (37,602)       (39,809)
                                                ---------      ---------      ---------

Balance, end of period                          $ 240,492      $ 201,136      $ 198,048
                                                =========      =========      =========

5. STATUTORY ACCOUNTING PRACTICES

      GAAP for the Subsidiaries differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

o Upfront premiums on municipal business are recognized as earned when related principal and interest have expired rather than over the expected coverage period;

o Acquisition costs are charged to operations as incurred rather than as related premiums are earned;

o A contingency reserve (rather than a general reserve) is computed based on the following statutory requirements:

      1) For all policies written prior to July 1, 1989, an amount equal to 50% of cumulative earned premiums less permitted reductions plus

      2) For all policies written on or after July 1, 1989, an amount equal to the greater of 50% of premiums written for each category of insured obligation or a designated percentage of principal guaranteed for that category. These amounts are provided each quarter as either 1/60th or 1/80th of the total required for each category, less permitted reductions;

o Certain assets designated as "non-admitted assets" are charged directly to statutory surplus but are reflected as assets under GAAP;

o For New York domiciled insurance companies, federal income taxes are provided only on taxable income for which income taxes are currently payable;

o     Bonds are carried at amortized cost; and

o     Surplus notes are recognized as surplus rather than a liability.

      A reconciliation of net income for the calendar years 2001, 2000 and 1999 and shareholders' equity at December 31, 2001 and 2000, reported by the Company on a GAAP basis, to the amounts reported by the Subsidiaries on a statutory basis, is as follows (in thousands):

Net Income:                                         2001           2000           1999
                                                    ----           ----           ----
GAAP BASIS                                       $ 209,496      $  63,283      $ 125,405
Non-insurance companies net loss                     3,083         60,052          7,812
Premium revenue recognition                        (23,113)       (13,824)       (19,397)
Losses and loss adjustment expenses incurred         3,867         10,233          4,171
Deferred acquisition costs                         (39,356)        (3,088)         1,511
Deferred income tax provision                       15,949         11,725          1,375
Current income tax                                  (6,239)           837         (9,266)
Accrual of deferred compensation, net                             (20,328)        22,119
Other                                                9,383          4,869           (124)
                                                 ---------      ---------      ---------

STATUTORY BASIS                                  $ 173,070      $ 113,759      $ 133,606
                                                 =========      =========      =========

                                                                        December 31,
                                                               ----------------------------

Shareholders' Equity:                                              2001             2000
                                                                   ----             ----
GAAP BASIS                                                     $ 1,635,958      $ 1,465,733
Non-insurance companies liabilities, net                            62,724           23,133
Premium revenue recognition                                       (141,365)        (124,878)
Loss and loss adjustment expense reserves                           69,071           65,204
Deferred acquisition costs                                        (240,492)        (201,136)
Contingency reserve                                               (784,591)        (608,335)
Unrealized loss (gain) on investments, net of deferred tax         (92,254)        (104,080)
Deferred income taxes                                              134,655          123,121
Accrual of deferred compensation                                                     52,004
Surplus notes                                                      146,752          120,000
Other                                                               18,521           17,580
                                                               -----------      -----------

STATUTORY BASIS SURPLUS                                        $   808,979      $   828,346
                                                               ===========      ===========

SURPLUS PLUS CONTINGENCY RESERVE                               $ 1,593,570      $ 1,436,681
                                                               ===========      ===========

      The U.S. domiciled insurance subsidiaries file statutory-basis financial statements with state insurance departments in all states in which they are licensed. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as Codification guidance, was recorded as a direct adjustment to statutory surplus. The effect of adoption, at January 1, 2001, was a $50,293,000 decrease to statutory surplus, which related primarily to the accrual of deferred compensation obligations.

6. FEDERAL INCOME TAXES

      Prior to the Dexia merger, the Company and its Subsidiaries, except International, filed a consolidated federal income tax return. The calculation of each company's tax benefit or liability was controlled by a tax-sharing agreement that based the allocation of such benefit or liability upon a separate return calculation. Dexia Holdings, Inc. and the Company and its Subsidiaries, except International, filed a consolidated federal income tax return for periods subsequent to the merger, under a new tax-sharing agreement.

      Federal income taxes have not been provided on substantially all of the undistributed earnings of International, since it is the Company's practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $41,899,000 and $18,629,000 at December 31, 2001 and 2000, respectively.

      The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

                                                    December 31,
                                                    ------------
                                                 2001           2000
                                                 ----           ----
Deferred acquisition costs                    $  78,008      $  65,756
Deferred premium revenue adjustments             19,512         17,077
Unrealized capital gains                         30,204         35,664
Contingency reserves                             70,350         60,608
Undistributed earnings                            3,248            757
                                              ---------      ---------
   Total deferred federal tax liabilities       201,322        179,862
                                              ---------      ---------

Loss and loss adjustment expense reserves       (21,384)       (20,492)
Deferred compensation                           (76,276)       (68,705)
Other, net                                       (1,691)        (1,848)
                                              ---------      ---------
   Total deferred federal tax assets            (99,351)       (91,045)
                                              ---------      ---------

Total deferred federal income taxes           $ 101,971      $  88,817
                                              =========      =========

      No valuation allowance was necessary at December 31, 2001 or 2000.

      A reconciliation of the effective tax rate with the federal statutory rate follows:

                                       Year Ended December 31,
                                       -----------------------

                                   2001         2000         1999
                                   ----         ----         ----
Tax at statutory rate              35.0%        35.0%        35.0%
Tax-exempt interest                (9.8)       (33.8)       (10.1)
Income of foreign subsidiary       (3.0)        (5.8)        (1.4)
Merger-related expenses                         10.2
Other                               0.1          0.5
                                   ----        -----        -----

Provision for income taxes         22.3%         6.1%        23.5%
                                   ====        =====        =====

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

      The Company was party to forward share agreements with certain counterparties and made the economic benefit and risk of a number of these shares available for subscription by certain of the Company's employees and directors. As part of the merger, the Company settled all of its forward share agreements and corresponding employee and director subscriptions at the merger price. The Company recognized compensation expense of $30,324,000 as a result of the settlement. In addition, in 2000, the Company recognized an increase to additional paid-in capital of $39,408,000, reflecting the amounts received from the counterparties.

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

8. DIVIDENDS AND CAPITAL REQUIREMENTS

      Under New York Insurance Law, FSA may pay a dividend to the Company without the prior approval of the Superintendent of Insurance of the State of New York (the New York Superintendent) only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding twelve months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such twelve-month period. As of December 31, 2001, FSA had $77,052,000 available for the payment of dividends over the next twelve months. However, as a customary condition for approving the application of Dexia for a change in control of FSA, the prior approval of the New York Superintendent is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred July 5, 2000. In 2001, International paid a preferred dividend of $1,589,000 to its minority interest owner. In addition, at December 31, 2001, the Company held $144,000,000 of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Superintendent. In 2001, with the approval of the New York Superintendent, FSA repaid $26,000,000 of principal on such notes and subsequently issued an additional $50,000,000 of notes to the Company. In July 2000, in connection with the merger, FSA repurchased $55,000,000 of its stock from the Company.

9. CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

      FSA has a credit arrangement aggregating $125,000,000 at December 31, 2001, which is provided by commercial banks and intended for general application to transactions insured by the Subsidiaries. At December 31, 2001, there were no borrowings under this arrangement, which expires on April 26, 2002, if not extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation and Hambros Bank Limited. Under the agreement, which expires in August 2004, FSA can arrange financing for transactions subject to certain conditions. The amount of this facility was $186,911,000, of which $124,261,000 was unutilized at December 31, 2001.

      FSA has a standby line of credit commitment in the amount of $240,000,000 with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240,000,000 or the average annual debt service of the covered portfolio multiplied by 5.75%, which amounted to $653,671,000 at December 31, 2001. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2008 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2001.

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

      On December 19, 2001, the Company issued $100,000,000 of 6 7/8% Quarterly Income Bond Securities due December 15, 2101 and callable without premium or penalty on or after December 19, 2006. Interest is paid quarterly beginning on March 15, 2002. Debt issuance costs of $3,250,000 are being amortized over the life of the debt.

11. EMPLOYEE BENEFIT PLANS

      The Company and its Subsidiaries maintain both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of all eligible employees. The Company and its Subsidiaries' contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, amounted to $3,570,000, $3,521,000 and $1,788,000 (net of forfeitures of $1,316,000 in 1999) for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Subsidiaries have an employee retirement savings plan for the benefit of all eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by IRS Code, Section 401(k). The Subsidiaries' contributions are discretionary, and none have been made.

      Performance shares are awarded under the Company's 1993 Equity Participation Plan. The Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees of the Company and its Subsidiaries. The amount earned for each performance share depends upon the attainment by the Company of certain growth rates of adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share over a three-year period. No payout occurs if the compound annual growth rate of the Company's adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

      Performance shares granted under the 1993 Equity Participation Plan were as follows:

        Outstanding    Granted      Earned   Forfeited   Outstanding    Price per
       at Beginning     During      During     During      at End       Share at
          of Year      the Year    the Year   the Year     of Year     Grant Date
          -------      --------    --------   --------     -------     ----------
1999     1,384,508     236,915     352,726     45,672     1,223,025     $53.6250
2000     1,223,025     437,300     540,710     24,781     1,094,834      52.1250
2001     1,094,834     310,200     261,034     12,250     1,131,750      85.3600

      The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The Company estimates the final cost of these performance shares and accrues for this expense over the performance period. The accrued expense for the performance shares was $48,238,000, $50,076,000, which includes $26,177,000 of merger-related costs, and $33,442,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Prior to the merger, in tandem with this accrued expense, the Company estimated those performance shares that it expected to settle in stock and recorded this amount in shareholders' equity as deferred compensation. The remainder of the accrual, which represented the amount of performance shares that the Company estimated it would settle in cash, was recorded in accrued expenses and other liabilities. As a result of the merger, the Company revised its assumption by assuming that all future payments would be settled in cash and recharacterized $39,599,000 from shareholders' equity to a liability. Had the compensation cost for the Company's performance shares been determined based upon the provisions of SFAS No. 123, there would have been no effect on the Company's reported net income.

      For obligations under the Company's Deferred Compensation Plan (DCP) and Supplemental Executive Retirement Plan (SERP), the Company generally purchases investments, which should perform similarly to the tracking investments chosen by the participants under the plans. In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24,004,000. This purchase was intended to fund obligations relating to the Company's Director Share Purchase Program (DSPP), which enables its participants to make deemed investments in the Company's common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. In 2001, $288,000 of restricted treasury stock was distributed to a Director as a deferred equity plan payout.

      The Company does not currently provide post-retirement benefits, other than under its defined contribution plans, to its employees, nor does it provide post-employment benefits to former employees other than under its severance plans or employment agreements with members of senior management.

12. COMMITMENTS AND CONTINGENCIES

      The Company and its Subsidiaries lease office space and equipment under non-cancelable operating leases, which expire at various dates through 2007. Future minimum rental payments are as follows (in thousands):

                Year Ended December 31,
                -----------------------
                          2002                                        $ 3,570
                          2003                                          3,593
                          2004                                          3,597
                          2005                                          3,407
                          2006                                            948
                       Thereafter                                         790
                                                                      -------
                         Total                                        $15,905
                                                                      =======

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was $6,207,000, $5,067,000 and $4,352,000, respectively.

      During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. Management believes that these matters will be resolved with no material impact on the Company's financial position, results of operations or cash flows.

13. REINSURANCE

      The Subsidiaries obtain reinsurance to increase their policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Subsidiaries reinsure portions of their risks with affiliated (see Note 15) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

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

      Amounts of reinsurance ceded and assumed were as follows (in thousands):

                                                             Year Ended December 31,
                                                             -----------------------
                                                         2001          2000          1999
                                                         ----          ----          ----
Written premiums ceded                                $ 165,932      $154,187     $ 132,236
Written premiums assumed                                  3,130         9,702           995

Earned premiums ceded                                    99,251        85,175        63,615
Earned premiums assumed                                   3,653         3,312         2,514

Losses and loss adjustment expense payments ceded        (4,199)        1,616        (2,461)
Losses and loss adjustment expense payments assumed                        26             1

                                                              December 31,
                                                              ------------
                                                          2001            2000
                                                          ----            ----
Principal outstanding ceded                           $75,407,703     $57,424,542
Principal outstanding assumed                           2,171,588       1,262,963

Deferred premium revenue ceded                            420,798         354,117
Deferred premium revenue assumed                           14,967          15,490

Losses and loss adjustment expense reserves ceded          28,880          24,617
Losses and loss adjustment expense reserves assumed           703             714

14. OUTSTANDING EXPOSURE AND COLLATERAL

      The Company's policies insure the scheduled payments of principal and interest on asset-backed and municipal obligations. The principal amount insured (in millions) as of December 31, 2001 and 2000 (net of amounts ceded to other insurers) and the terms to maturity are as follows:

                                         December 31, 2001             December 31, 2000
                                         -----------------             -----------------
Terms to Maturity                  Asset-Backed      Municipal    Asset-Backed     Municipal
-----------------                  ------------      ---------    ------------     ---------
0 to 5 years                         $ 39,913        $  4,483        $16,080        $ 4,010
5 to 10 years                          32,373          12,508         22,983          9,468
10 to 15 years                         11,763          22,738          9,268         18,548
15 to 20 years                          1,260          29,101          1,055         24,995
20 years and above                     26,204          36,768         17,873         29,740
                                     --------        --------        -------        -------

          Total                      $111,513        $105,598        $67,259        $86,761
                                     ========        ========        =======        =======

      The principal amount ceded as of December 31, 2001 and 2000 and the terms to maturity are as follows (in millions):

                                         December 31, 2001             December 31, 2000
Terms to Maturity                  Asset-Backed      Municipal    Asset-Backed     Municipal
-----------------                  ------------      ---------    ------------     ---------

0 to 5 years                         $  8,386        $  1,979        $ 4,406        $ 1,665
5 to 10 years                           5,907           3,606          5,681          2,777
10 to 15 years                          2,251           8,841          2,277          6,192
15 to 20 years                          1,140          12,514            778         10,208
20 years and above                      5,282          25,501          3,142         20,299
                                     --------        --------        -------        -------

          Total                      $ 22,966        $ 52,441        $16,284        $41,141
                                     ========        ========        =======        =======

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

                                               Net of Amounts Ceded                 Ceded
                                                   December 31,                  December 31,
                                                   ------------                  ------------
Types of Collateral                            2001            2000           2001           2000
-------------------                            ----            ----           ----           ----
Residential mortgages                        $ 26,084        $17,113        $ 4,554        $ 3,325
Consumer receivables                           19,856         16,580          4,981          2,901
Pooled corporate obligations                   61,412         30,459         11,839          8,757
Investor-owned utility obligations                598            680            314            340
Other asset-backed obligations                  3,563          2,427          1,278            961
                                             --------        -------        -------        -------

       Total asset-backed obligations        $111,513        $67,259        $22,966        $16,284
                                             ========        =======        =======        =======

      The gross principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions):

                                                      Net of Amounts Ceded                 Ceded
                                                          December 31,                  December 31,
                                                          ------------                  ------------
Types of Issues                                       2001            2000           2001           2000
---------------                                       ----            ----           ----           ----
General obligation bonds                            $ 42,692        $33,972        $15,512        $ 9,885
Housing revenue bonds                                  4,717          4,141          1,557          1,349
Municipal utility revenue bonds                       16,497         12,343         10,955          8,663
Health care revenue bonds                              5,642          5,686          6,004          5,426
Tax-supported bonds (non-general obligation)          21,982         18,795         10,143          8,748
Transportation revenue bonds                           5,391          4,185          4,760          3,787
Other municipal bonds                                  8,677          7,639          3,510          3,283
                                                    --------        -------        -------        -------

       Total municipal obligations                  $105,598        $86,761        $52,441        $41,141
                                                    ========        =======        =======        =======

      In its asset-backed business, the Company considers geographic concentration as a factor in underwriting insurance covering securitizations of pools of such assets as residential mortgages or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitizations, the geographic concentration of the underlying assets may not remain fixed over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not deemed by the Company to be significant, given other more relevant measures of diversification, such as issuer or industry diversification.

      The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured municipal securities as of December 31, 2001:

                                                 Net Par        Percent of Total        Ceded Par
                                   Number        Amount         Municipal Net Par        Amount
            State                 of Issues    Outstanding     Amount Outstanding      Outstanding
            -----                 ---------    -----------     ------------------      -----------
                                              (in millions)                           (in millions)
California                            734        $ 15,447              14.6%             $ 5,962
New York                              540           9,290               8.8                7,384
Texas                                 563           7,529               7.1                4,005
Pennsylvania                          485           6,790               6.4                2,347
Illinois                              523           5,660               5.4                2,475
Florida                               191           5,504               5.2                2,550
New Jersey                            382           5,138               4.9                3,034
Michigan                              325           3,508               3.3                1,240
Washington                            212           3,491               3.3                1,989
Massachusetts                         159           2,953               2.8                1,585
Wisconsin                             374           2,899               2.8                  694
Ohio                                  141           2,141               2.0                1,467
All Other U.S. Jurisdictions        2,121          32,393              30.7               15,296
International                          47           2,855               2.7                2,413
                                    -----        --------             -----              -------

       Total                        6,797        $105,598             100.0%             $52,441
                                    =====        ========             =====              =======

15. RELATED PARTY TRANSACTIONS

      The Subsidiaries ceded premiums of $30,701,000 and $28,388,000 to Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), a partial owner of the Company prior to the merger, for the years ended December 31, 2000 and 1999, respectively. The amount included in prepaid reinsurance premiums at December 31, 2000 for reinsurance ceded to Tokio Marine was $89,574,000. Reinsurance recoverable on unpaid losses ceded to Tokio Marine was $7,675,000 at December 31, 2000. The Subsidiaries ceded losses and loss adjustment expenses of $2,935,000 and $3,376,000 to Tokio Marine for the years ended December 31, 2000 and 1999, respectively. The Subsidiaries ceded premiums of $12,795,000, $22,581,000 and $19,840,000 to subsidiaries of XL, a partial owner of the Company prior to the merger, for the years ended December 31, 2001, 2000 and 1999, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2001 and 2000 for reinsurance ceded to subsidiaries of XL were $27,509,000 and $26,893,000, respectively.

      The Subsidiaries ceded premiums of $(1,401,000) and $84,000 on a quota share basis to Commercial Reinsurance Company (Comm Re), an affiliate of MediaOne Capital Corporation (MediaOne), a partial owner of the Company prior to the merger, for the years ended December 31, 2000 and 1999, respectively. The Subsidiaries assumed premiums of $8,568,000 from Comm Re for the year ended December 31, 2000, in connection with the acquisition of Comm Re by the Company in June 2000. The sellers have either posted a letter of credit or assumed Comm Re's exposure themselves to cover any losses on its exposure at the time of the acquisition, all of which is being accounted for as reinsurance by the Company. The Subsidiaries ceded losses and loss adjustment expense recoveries of $501,000 and $22,000 to this affiliate for the years ended December 31, 2000 and 1999, respectively.

      The Subsidiaries had premiums written of $54,295,000 and $4,412,000 in 2001 and 2000, respectively, relating to the guaranty of debt issued and of debt obligations purchased by FSA Global Funding Limited (FSA Global), in which the Company holds a 29% ownership interest (see Note 19). The amounts included in deferred premium revenue relating to FSA Global transactions are $40,090,000 and $431,000 at December 31, 2001 and 2000, respectively.

      The Subsidiaries had premiums earned of $7,159,000 for the year ended December 31, 2001 relating to business with affiliates of Dexia. Deferred premium revenue and gross par outstanding relating to those transactions were $4,336,000 and $10,906,755,000, respectively, at December 31, 2001.

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

      Bonds, equity investments and GIC bond portfolio - The carrying amount represents fair value. The fair value is based upon quoted market price.

      Short-term investments, including the GIC short-term investment portfolio
- The carrying amount is fair value, which approximates cost due to the short maturity of these instruments.

      Cash, receivable for investments sold and payable for investments purchased - The carrying amount approximates fair value because of the short maturity of these instruments.

      Deferred premium revenue, net of prepaid reinsurance premiums - The carrying amount of deferred premium revenue, net of prepaid reinsurance premiums, represents the Company's future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance contract. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

      Notes payable - The carrying amount of notes payable represents the principal amount. The fair value is based upon quoted market price.

      Installment premiums - Consistent with industry practice, there is no carrying amount for installment premiums since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

      GICs - The fair value of a GIC is the present value of the expected cash flows as of the reporting date.

      Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses - The carrying amount is fair value, which is the net present value of the expected cash flows for specifically identified claims and potential losses in the Company's insured portfolio.

                                                  December 31, 2001              December 31, 2000
                                                  -----------------              -----------------
                                              Carrying       Estimated        Carrying       Estimated
                                               Amount        Fair Value        Amount        Fair Value
                                               ------        ----------        ------        ----------
Assets:                                                            (in thousands)
   Bonds                                     $2,329,269      $2,329,269      $2,103,316      $2,103,316
   Equity investments                            10,076          10,076           9,747           9,747
   Short-term investments                       218,727         218,727         121,788         121,788
   GIC bond portfolio                           427,993         427,993
   GIC short-term investment portfolio          228,038         228,038
   Cash                                           7,784           7,784           9,411           9,411
   Receivable for securities sold                 3,981           3,981           4,611           4,611

Liabilities:
   Deferred premium revenue, net of
      prepaid reinsurance premiums           $  669,534      $  567,629      $  582,709      $  495,311
   Losses and loss adjustment expenses,
      net of reinsurance recoverable on
      unpaid losses                              85,548          85,548          91,719          91,719
   GICs                                         601,023         600,887
   Notes payable                                330,000         330,364         230,000         219,900
   Payable for investments purchased             85,488          85,488           4,751           4,751

Off-balance-sheet instruments:
   Installment premiums                              --         389,479              --         275,992

17. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the liability for losses and loss adjustment expenses, which consists of the case basis and general reserves, is summarized as follows (in thousands):

                                                                        Year Ended December 31,
                                                                        -----------------------

                                                                   2001           2000          1999
                                                                   ----           ----          ----
Balance at January 1                                            $ 116,336       $ 87,309      $72,007

Less reinsurance recoverable                                       24,617          9,492        6,421
                                                                ---------       --------      -------

Net balance at January 1                                           91,719         77,817       65,586

Incurred losses and loss adjustment expenses:
       Current year                                                 8,203          6,672        8,575
       Prior years                                                  4,294          2,731          254

Recovered (paid) losses and loss adjustment expenses, net:
       Current year
       Prior years                                                (18,668)         4,499        3,402
                                                                ---------       --------      -------

Net balance December 31                                            85,548         91,719       77,817

Plus reinsurance recoverable                                       28,880         24,617        9,492
                                                                ---------       --------      -------

     Balance at December 31                                     $ 114,428       $116,336      $87,309
                                                                =========       ========      =======

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

      During 2001, the Company increased its general reserve by $12,497,000, of which $8,203,000 was for originations of new business and $4,294,000 was for the accretion of the discount on prior years' reserves. Also during 2001, the Company transferred to the general reserve $89,000 representing recoveries received on prior-year transactions and transferred $8,719,000 from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $69,071,000 at December 31, 2001.

      The amount of discount taken was approximately $29,578,000, $28,748,000 and $31,113,000 at December 31, 2001, 2000 and 1999, respectively.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         First         Second        Third      Fourth     Full Year
                                         -----         ------        -----      ------     ---------
2001                                                            (in thousands)
   Gross premiums written              $ 103,689     $ 133,162     $105,985    $142,734    $485,570
   Net premiums written                   71,373        89,982       69,164      89,119     319,638
   Net premiums earned                    51,264        60,233       59,941      66,303     237,741
   Net investment income                  31,714        31,537       32,239      33,431     128,921
   Losses and loss adjustment expenses     2,778         3,195        3,139       3,385      12,497
   Income before taxes                    60,843        66,279       68,151      74,204     269,477
             Net income                   47,690        51,801       52,818      57,187     209,496

2000
   Gross premiums written              $  66,867     $ 130,532     $ 75,173    $ 99,753    $372,325
   Net premiums written                   36,936        72,703       43,909      64,590     218,138
   Net premiums earned                    47,584        44,682       45,684      54,199     192,149
   Net investment income                  28,433        29,406       30,741      32,564     121,144
   Losses and loss adjustment expenses     1,781         3,077        2,281       2,264       9,403
   Income (loss) before taxes            (28,291)      (17,476)      52,937      60,231      67,401
             Net income (loss)           (12,782)      (11,790)      41,792      46,063      63,283

19. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      In June 1998, the Company invested $10,000,000 to purchase 1,000,000 shares of common stock, representing a 25% interest, in Fairbanks Capital Holding Corp. (Fairbanks), which buys, sells and services residential mortgage loans. In October 1999, the Company invested $4,517,000 to purchase 361,333 shares of Fairbanks preferred stock, resulting in the Company owning a 22.2% interest in Fairbanks as of December 31, 1999. In December 2001, the Company invested an additional $14,980,000 in Fairbanks, resulting in the Company owning a 28.36% interest in Fairbanks as of December 31, 2001. The Company's investment in Fairbanks is accounted for using the equity method of accounting. Amounts recorded by the Company in connection with Fairbanks as of December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                                2001       2000        1999
                                                                ----       ----        ----
Investment in Fairbanks                                        $32,785    $13,889    $ 13,078
Equity in earnings (losses) from Fairbanks, net of goodwill
 amortization                                                    3,916        811        (702)

      At December 31, 2001 and 2000, the Company's retained earnings included $3,237,000 and $(679,000) respectively, of accumulated undistributed earnings (losses) of Fairbanks (net of goodwill amortization).

      In November 1998, the Company invested $19,900,000 to purchase a 19.9% interest in XL Financial Assurance Ltd (XLFA), a financial guaranty insurance subsidiary of XL (see Note 7). In February 1999, the Company sold $4,900,000 of its interest back to XLFA, giving the Company a 15.0% interest in XLFA as of December 31, 1999. In December 2000, the Company invested an additional $24,000,000 to maintain its 15.0% interest. The Company's investment in XLFA is accounted for using the equity method of accounting because the Company has significant influence over XLFA's operations. Amounts recorded by the Company in connection with XLFA as of December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                               2001          2000          1999
                                               ----          ----          ----
Investment in XLFA                           $49,726       $43,721       $16,631
Equity in earnings from XLFA                   8,356         3,090         1,372
Dividends received from XLFA                   1,492           859            74

      At December 31, 2001 and 2000, the Company's retained earnings included $10,726,000 and $3,862,000, respectively, of accumulated undistributed earnings of XLFA.

      In 1998, the Company purchased a 29% interest in FSA Global. The investment is accounted for using the equity method of accounting. Total assets and total liabilities for FSA Global at December 31, 2001 were $3,491,906,000 (unaudited) and $3,495,817,000 (unaudited), respectively. Total revenues and total expenses for FSA Global were $151,135,000 (unaudited) and $150,530,000 (unaudited), respectively, for the year ended December 31, 2001. FSA Global's net income for 2001, 2000 and 1999 was $605,000 (unaudited), $383,000 and
$164,000, respectively.

20. MINORITY INTEREST IN SUBSIDIARY

      In November 1998, International sold to XL $20,000,000 of preferred shares representing a minority interest in International, which is a Bermuda-based financial guaranty subsidiary of FSA (see Note 7). In December 1999, International sold to XL an additional $10,000,000 of preferred shares to maintain its minority ownership percentage. The preferred shares are Cumulative Participating Voting Preferred Shares, which in total have a minimum fixed dividend of $1,500,000 per annum. For the years ended December 31, 2001, 2000 and 1999, the Company recognized minority interest of $8,929,000, $5,295,000 and $2,715,000, respectively.

21. GICS

      The obligations under GICs may be called at various times prior to maturity based upon certain agreed-upon events. As of December 31, 2001, the interest rates on these GICs were between 1.81% and 5.68% .

      Principal payments due under these GICs in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in thousands):

         Expected                  Principal
      Withdrawal Date                Amount
      ---------------                ------
            2002                     $ 79.5
            2003                      136.0
            2004                      107.1
            2005                       48.5
            2006                       26.0
        Thereafter                    203.9
                                     ------
        Total                        $601.0

22. RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS No. 137 and No. 138. These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. At December 31, 2000, the Company had a limited number of insurance policies considered to be derivatives for accounting purposes and had no open positions in U.S. Treasury bond futures, call options or other derivative instruments used for hedging purposes. For the year ended December 31, 2001, the Company recorded, as an increase to premiums earned, a fair value adjustment of $6,743,000 relating to these policies. The adoption on January 1, 2001 of this standard did not have a material impact on the Company's financial position, results of operations or cash flows. In connection with the establishment of the Company's GIC business in the fourth quarter of 2001, the Company enters into derivative instruments to hedge the interest rate risks in certain of its fixed-rate assets and liabilities. In 2001, the Company recorded a net gain of $161,000 relating to the ineffectiveness of these hedges.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

      On May 17, 2001, the Company's shareholders appointed 13 directors to serve until the Company's next annual meeting of shareholders or until their earlier resignation or removal. Two of those directors, Paul Vanzeveren and Martine Decamps, resigned in September and October 2001, respectively. At regularly scheduled meeting of the Company's Board of Directors in September and November 2001, the Board of Directors appointed Bruno Deletre and Dirk Bruneel, respectively, as directors. Information about the directors is set forth below in this Item, under the caption "Directors and Executive Officers" in Item 12 and in Item 13.

Dirk Bruneel
     Age 51 ............      Director of the Company since November 2001. Mr.
                              Bruneel has been a member of the Executive
                              Committee of Dexia S.A. since July 2001, and is a director of a number of Dexia affiliated companies. He was a member of the Board of Directors of Banque Artesia (a Belgian based bank which was acquired by Dexia S.A. in July 2001) from November 1997 until March 2002; BACOB Bank s.c. (the retail banking subsidiary of Banque
                              Artesia) from November 1993 until March 2002; and
                              Dexia Bank from July 2001 through January 2002.
                              Mr. Bruneel served as Chairman of the Management
                              Committee of Banque Artesia from November 1998 until August 2001 and of BACOB Bank s.c. from January 1995 until August 2001, and was a member of the Management Committee of Dexia Bank from July 2001 through January 2002. Mr. Bruneel was previously Vice President of the Board of the Belgian Banking Association. He currently serves as a director of EHSAL and Erste Bank, and as Treasurer of VLAAMS OMROEPORKEST EN KAMERKOOR.

John J. Byrne
    Age 69 .............      Director since July 2000. Mr. Byrne was Chairman
                              of the Board of Directors from May 1994 until November 1997, and Vice Chairman of the Board of
                              Directors from November 1997 until he retired as a director in November 1999. Mr. Byrne is Chairman,
                              Chief Executive Officer and former President of
                              White Mountains Insurance Group, Ltd. ("White
                              Mountains"), which was a major shareholder of the Company prior to the Merger. Mr. Byrne served as Chairman of OneBeacon Insurance Group from June
                              2001 until December 2001. Mr. Byrne serves on the boards of OneBeacon, Folksamerica and Fund
                              American and is Chairman of Montpelier Re
                              Insurance. Each of these companies is an operating affiliate of White Mountains. He also serves on the board of Overstock.com. Mr. Byrne was formerly
                              Chairman of Fireman's Fund Insurance Company and
                              GEICO Corporation and has served on the boards of American Express, Lehman Brothers, Lockheed
                              Martin, The Travelers Property & Casualty, CCC
                              Information Services Group, Markel Corporation and
                              Terra Nova (Bermuda) Holdings, Ltd. Mr. Byrne was selected by The St. John's University School of
                              Risk Management as Insurance Industry Leader of the Year for 2001.

Robert P. Cochran
     Age 52 ............      Chairman of the Board of Directors of the Company
                              since November 1997, and Chief Executive Officer and a Director of the Company since August 1990.
                              Mr. Cochran served as President of the Company and FSA from August 1990 until November 1997. He has been Chief Executive Officer of FSA since August
                              1990, Chairman of FSA since July 1994, and a director of FSA since July 1988. Prior to joining the Company in 1985, Mr. Cochran was managing partner of the Washington, D.C. office of the Kutak Rock law firm. Mr. Cochran is a director of XL Financial Assurance Ltd and White Mountains
                              Insurance Group, Ltd.

Bruno Deletre
     Age 40 ............      Director of the Company since September 2001. Mr.
                              Deletre has been a member of the Executive Board of Dexia Credit Local since May 2001. Prior to that time, he held various positions in the French
                              Ministry of Finance -- Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997. He is a director of Dexia Global Structured Finance.

Alain Delouis
     Age 41 ............      Director of the Company since November 2000. Mr.
                              Delouis has been General Auditor of Dexia since
                              February 2002. He was a member of the Executive
                              Committee and head of the financial markets division of Dexia Credit Local from mid-2000 until February 2002. Prior to that time, he served as the head of the Risk Management Department of Dexia Group since 1997, and headed the internal audit department of Credit Local de France during 1995 and 1996.

Robert N. Downey
     Age 66 ............      Director of the Company since August 1994. Mr.
                              Downey has been a senior director of Goldman Sachs
                              & Co. since 1999, a limited partner from 1991 to 1999, and a general partner from 1976 until 1991.
                              At Goldman, Sachs & Co., Mr. Downey served as head of the Municipal Bond Department and Vice Chairman of the Fixed Income Division. Mr. Downey was a
                              Director of the Securities Industry Association from 1987 through 1991 and served as its Chairman in 1990 and Vice Chairman in 1988 and 1989. He was also formerly Chairman of the Municipal Securities
                              Division of the Public Securities Association
                              (known today as the Bond Market Association) and Vice Chairman of the Municipal Securities
                              Rulemaking Board.

Roland C. Hecht
    Age 56 .............      Director of the Company since July 2000. Mr. Hecht
                              has been Chairman of the Board of Dexia Banque
                              Privee since October 2001. He was Executive Vice
                              President - Development and International, of
                              Dexia S.A. from December 2000 until October 2001.
                              He was Chairman of the Executive Board of Dexia
                              Project & Public Finance International Bank from
                              January 1998 until July 2000. He was also a member of the Executive Board of Dexia Credit Local de
                              France, a subsidiary of Dexia S.A. formerly known as Credit Local de France, from January 2000 to
                              November 2000. He joined Credit Local de France as head of its international department in 1990. In
                              1993, he was named Executive Vice President and later became Senior Executive Vice President and member of the Board of Directors in 1996. Prior to joining Credit Local de France, Mr. Hecht was
                              General Manager of Banque Nationale de Paris (BNP)
                              London branch.

David O. Maxwell
     Age 71 ............      Director of the Company since August 1994. Mr.
                              Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is an advisory director of Potomac Electric Power Company (PEPCO), and a member of the advisory boards of Centre Partners
                              II, L.P. and Centre Partners III, L.P.

Sean W. McCarthy
     Age 43 ............      Director of the Company since February 1999. Mr.
                              McCarthy has been President and Chief Operating
                              Officer of the Company since January 2002, and prior to that time served as Executive Vice
                              President of the Company since November 1997. He has been President of FSA since November 2000, and served as Chief Operating Officer of FSA from November 1997 until November 2000. Mr. McCarthy was named a Managing Director of FSA in March
                              1989, head of its Financial Guaranty Department in April 1993 and Executive Vice President of FSA in
                              October 1999. He has been a director of FSA since
                              September 1993. Prior to joining FSA in 1988, Mr.
                              McCarthy was a Vice President of PaineWebber
                              Incorporated.

James H. Ozanne
    Age 58 .............      Director of the Company since January 1990. Mr.
                              Ozanne served as Vice Chairman of the Board of Directors of the Company from February 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange
                              Partners. He was Chairman of Source One Mortgage
                              Services Corporation, which was a subsidiary of White Mountains ("Source One"), from March 1997 to
                              May 1999, Vice Chairman of Source One from August
                              1996 until March 1997, and a director of Source
                              One from August 1996 to May 1999. He was President of Fund American Enterprises, Inc. from March 1997 until December 1999. He was Chairman and Director of Nations Financial Holdings Corporation from
                              January 1994 to January 1996. He was President and
                              Chief Executive Officer of U S WEST Capital
                              Corporation ("USWCC") from September 1989 until
                              December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric
                              Capital Corporation. He is a director of Acquisitor, PLC, and Vice Chairman of Fairbanks
                              Capital Holding Corp.

Pierre Richard
     Age 61 ............      Director and Vice Chairman of the Company since
                              July 2000. Mr. Richard was appointed Group Chief
                              Executive and Chairman of the Executive Committee of Dexia S.A. in December 1999 after its reorganization. He had been co-Chairman of Dexia
                              Group since its creation through the alliance between Credit Local de France and Credit Communal de Belgique in December 1996. In October 1987, when Credit Local de France was incorporated, he took over as Chief Executive Officer and then, in December 1993, after the firm's privatization, he was named Chairman and Chief Executive Officer. He previously served as Deputy General Manager of Caisse des Depots et Consignations and, before that, as head of the Local Authorities Department at the French Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Compagnie Nationale
                              Air France, Le Monde SA, Credit du Nord and
                              Generali France Holding. He has been decorated as an OFFICIER of the LEGION D'HONNEUR and the ORDRE
                              NATIONAL DU MERITE,and as a COMMANDEUR of the ORDRE OF LEOPOLD II.

Roger K. Taylor
     Age 50 ............      Director of the Company since February 1995.
                              Effective January 2002, Mr. Taylor became a part-time employee of the Company. Mr. Taylor served as Chief Operating Officer of the Company from May 1993 through December 2001 and President of the Company from November 1997 through December
                              2001. Mr. Taylor joined FSA in January 1990, and served FSA as its President from November 1997 until November 2000, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice
                              President of Financial Guaranty Insurance Company, a financial guaranty insurer. Mr. Taylor is a director of Fairbanks Capital Holding Corp., in which the Company owns an equity position.

Rembert von Lowis
    Age 48 .............      Director of the Company since July 2000. Mr. von
                              Lowis is a member of the Executive Committee and Chief Financial Officer of Dexia S.A. He became
                              Senior Executive Vice President of Credit Local de
                              France in 1993. Mr. von Lowis joined Credit Local de France as Chief Financial Officer and member of its Executive Board in 1988. Earlier, he held management positions in the Local Development
                              Division in Caisse des Depots et Consignations and the Local Authorities Department of the French
                              Ministry of Interior. Mr. Von Lowis is a director of Dexia CLF Finance Company.

      Each director of the Company who is not an officer of the Company or Dexia received a fee of $40,000 per annum for service as a director, and an additional annual fee of $5,000 if chairperson of a Committee of the Board of Directors. Such directors also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company's Deferred Compensation Plan and to participate in the "Director Share Purchase Program" described under that caption in Item 11.

EXECUTIVE OFFICERS OF THE COMPANY

      In addition to Messrs. Cochran, McCarthy and Taylor (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers include the permanent members of the Management Committee and Mr. Joseph, the Company's principal accounting officer.

       NAME                 AGE                                    POSITION
--------------------------------------------------------------------------------------------------------------
Russell B. Brewer II        45            Managing Director of FSA and the Company; Chief Underwriting Officer
                                               and Director of FSA
Daniel C. Farrell           35            Managing Director of FSA
John A. Harrison            58            Managing Director and Chief Financial Officer of the Company
                                               and FSA; Director of FSA
Jeffrey S. Joseph           43            Managing Director and Controller of the Company and FSA
Bruce E. Stern              48            Managing Director, General Counsel and Secretary of the Company
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

      Mr. Farrell has been Managing Director of FSA in charge of FSA's Corporate Finance Department since December 2000 and a member of the Management Committee of the Company since January 2002. Mr. Farrell joined FSA as an Associate in the Residential Mortgage Group in December 1990, and became a Managing Director of FSA in January 1995.

      Mr. Harrison has been a Managing Director and the Chief Financial Officer of FSA since August 1991 and the Chief Financial Officer of the Company since February 1993. He has been a director of FSA since September 1993. From April 1987 through August 1991, Mr. Harrison was Chief Financial Officer of Citibank, N.A. -- U.S. Consumer Banking Group, and prior thereto was Managing Director, Real Estate Finance Group, of Merrill Lynch & Co. Inc. Mr. Harrison has been a director of Fairbanks Capital Holding Corp. and affiliated entities since December 1998. Mr. Harrison has advised the Company of his intention to retire upon the Company's appointment of a successor Chief Financial Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon the Merger in July 2000, the Company's Common Stock ceased to be registered under Section 12 of the Exchange Act or listed on the New York Stock Exchange (the "NYSE"). Consequently, the Company no longer has equity securities registered under
Section 12 of the Exchange Act, and the reporting obligations of Section 16 of the Exchange Act no longer apply.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999.

                                                                                                 LONG-TERM
                                                         ANNUAL COMPENSATION                  COMPENSATION (1)
                                               ---------------------------------------------  ----------------
   NAME AND PRINCIPAL                                                         OTHER ANNUAL          LTIP          ALL OTHER
        POSITION                    YEAR        SALARY           BONUS       COMPENSATION(2)     PAYOUTS(3)     COMPENSATION(4)
        --------                    ----        ------           -----       ---------------     ----------     ---------------
Robert P. Cochran                   2001       $490,000       $3,400,000       $        0        $3,460,856       $115,000
  Chairman of the Board and         2000        470,000        1,900,000                0         1,689,098        115,000
  Chief Executive Officer           1999        470,000           69,402        2,153,645         5,897,323        133,823

Sean W. McCarthy                    2001        300,000        2,500,000                0         3,024,757         90,000
  Executive Vice                    2000        250,000        1,600,000                0         1,906,909         90,000
  President (5)                     1999        250,000          618,828        1,154,320         3,570,905        119,309

Roger K. Taylor                     2001        325,000        2,000,000                0         2,621,121         90,000
  President and                     2000        310,000        1,450,000                0         1,247,200        115,000
  Chief Operating Officer (5)       1999        310,000          413,617        1,395,745         4,106,640        116,609

Bruce E. Stern                      2001        230,000          770,000                0         1,093,904         73,350
  Managing Director, General        2000        215,000          600,000                0           413,553         58,950
  Counsel and Secretary             1999        215,000          300,000          352,941         1,816,906         54,429

Russell B. Brewer II                2001        230,000          770,000                0         1,100,268         73,350
  Managing Director and             2000        215,000          600,000                0           409,192         58,950
  Chief Underwriting Officer        1999        215,000          475,000          147,059         1,821,194         51,404

(1) No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2) Figures for 1999 represent the value of phantom stock granted as "equity bonus" awards under the Company's 1993 Equity Participation Plan, as amended, and deferred for a minimum of five years. Effective upon the Merger, all equity bonus awards reported for prior years ceased to be deferred, were valued at $76.00 per share and were paid out. The Company ceased granting equity bonus awards following the Merger.

(3) Payouts were made to or deferred by each named executive in February 2002 with respect to performance shares for the three-year performance cycle ending December 31, 2001. Payouts were made in cash for 2001 and 2000, and in shares of Common Stock or cash for 1999. For purposes of this table, shares of Common Stock are valued for 1999 at $49.1875 per share, which was the New York Stock Exchange closing price per share on the day preceding approval of the payout by the Human Resources Committee of the Board of Directors and the per share value employed for those receiving cash payments.

(4) All Other Compensation includes contributions by the Company to a defined contribution pension plan ("Pension Plan") and supplemental executive retirement plan ("SERP") as follows:

--------------------------------------------------------------------------------------------------------
     OFFICER                        2001                        2000                        1999
     -------                        ----                        ----                        ----
--------------------------------------------------------------------------------------------------------
                        PENSION PLAN       SERP     PENSION PLAN       SERP     PENSION PLAN       SERP
                        ------------       ----     ------------       ----     ------------       ----
--------------------------------------------------------------------------------------------------------
Robert P. Cochran          $15,300       $74,700       $14,400       $75,600       $14,400       $75,600
--------------------------------------------------------------------------------------------------------
Sean W. McCarthy            15,300        74,700        14,400        75,600        14,400        75,600
--------------------------------------------------------------------------------------------------------
Roger K. Taylor             15,300        74,700        14,400        75,600        14,400        75,600
--------------------------------------------------------------------------------------------------------
Bruce E. Stern              15,300        58,050        14,400        44,550        14,400        33,300
--------------------------------------------------------------------------------------------------------
Russell B. Brewer II        15,300        58,050        14,400        44,550        14,400        34,200
--------------------------------------------------------------------------------------------------------

      All Other Compensation also includes amounts paid by the Company to gross up employees for medicare tax paid in respect of equity bonus awards and other fringe benefits.

(5) Effective January 1, 2002, Mr. McCarthy became President and Chief Operating Officer of the Company, and Mr. Taylor commenced part-time employment status.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS; CHANGE IN CONTROL PROVISIONS

      In connection with the Merger, each of Messrs. Cochran, Taylor and McCarthy entered into four-year employment agreements with the Company, effective July 5, 2000, the date of the Merger. The employment agreements generally guarantee continuation of compensation and benefits through July 5, 2004. Compensation consists of (i) base salary at the annual rate in effect immediately prior to the Merger, subject to increase at the Board's discretion;
(ii) annual bonus equal to a minimum percentage of a defined "bonus pool"; and
(iii) annual grants of performance shares under the Company's 1993 Equity Participation Plan, as amended (the "Equity Plan"), equal to no less than 50% of the number of performance shares granted to such executive officer in 2000. The bonus pool equals 7% of the after-tax growth in adjusted book value for the year, excluding realized and unrealized gains/losses on investments and including a return on equity modifier consistent with the Company's practice in effect before the Merger. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $10 million after giving effect to 2001 bonuses (paid in the first quarter of 2002), may also be distributable. Mr. Cochran is entitled to receive an annual cash bonus equal to at least 5.6%, and Messrs. Taylor and McCarthy are each entitled to receive an annual cash bonus equal to at least 4.25%, of the bonus pool and, if applicable, the reserve pool. An additional 2.9% (or 1.75% if Mr. Cochran is no longer employed by the Company; or 2.02% if either Mr. Taylor or Mr. McCarthy is no longer employed by the Company) of the bonus pool and, if applicable, the reserve pool, will be allocated among those three executive officers as determined by the Human Resources Committee. The employment agreements also provide for continued participation in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran, Taylor or McCarthy without cause or any of such executive officers terminates his employment for "good reason", he will be entitled to twice his annual base and average annual bonus; his outstanding performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company; and two-thirds of both his remaining unvested performance shares and the minimum annual performance shares which he is entitled to receive through July 5, 2004 will vest. Each employment agreement provides that, if the employee is terminated for cause or terminates his employment without "good reason" during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term, he will also be entitled to his pro-rata annual bonus through the date of termination, his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company, and subsequently awarded performance shares will be treated as provided in the 1993 Equity Participation Plan, as amended (the "Equity Plan"). The employment agreements contain a non-compete provision extending through the four-year term.

      In September 2001, the Company's Board of Directors approved an amended and restated employment agreement with Mr. Taylor in connection with Mr. Taylor's transition to part-time employment status. The amended agreement provides for part-time employment of Mr. Taylor from January 1, 2002 through July 5, 2004. During the part-time employment period, Mr. Taylor's annual salary will be $250,000 and he will not be entitled to receive any bonus (except in respect of the year ended December 31, 2001, which will be calculated as described in the immediately preceding paragraph) or additional performance shares. The amended agreement provides that Mr. Taylor's outstanding performance shares will remain in effect and not be terminated by reason of his transition to part-time employment status. He also remains entitled to participate in the Company's benefit plans and, for so long as he serves as a director of the Company, will receive compensation for director services in the amounts paid to outside directors of the Company. The amended agreement provides that if, during the term, the Company terminates Mr. Taylor without cause or if he terminates his employment for "good reason", he will be entitled to the cash compensation due him as if no such termination had occurred, in lieu of any amount otherwise payable under the Company's severance policy for senior management, and his remaining unvested performance shares will vest immediately.

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

DIRECTOR SHARE PURCHASE PROGRAM

      In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings, Inc. ("DHI") and Dexia Public Finance Bank (now Dexia Credit Local) establishing a program (the "Director Share Purchase Program") pursuant to which Company directors could invest in shares of the Company's common stock. The Director Share Purchase Program entitles each director of the Company to purchase from Dexia S.A. (or an affiliate thereof) up to $10 million of restricted shares ("Restricted Shares") of the Company's Common Stock at an initial price of $78.766 per share; provided that (i) Restricted Shares must be held for the lesser of four years or the participant's tenure as a director of the Company; (ii) Restricted Shares may be put to Dexia Credit Local at any time or from time to time following the required holding period for cash. Directors may purchase such shares either directly or through deemed investments under the Company's Deferred Compensation Plan ("DCP") or Supplemental Executive Retirement Plan ("SERP"); and (iii) purchases of shares after inception of the program are at a price equal to the purchase price for shares put to Dexia Credit Local described below. Each deemed investment election with respect to these shares is irrevocable. The Director Share Purchase Program enables the Company to purchase from DHI, at the same price, the same number of shares of common stock purchased by directors through phantom investments under the DCP or SERP. Upon expiration of any applicable deferral period, the Company is obligated to pay out the phantom investments in shares of common stock, which must be held by the participant as if acquired directly from DHI for generally a minimum of six months. The purchase price for each Restricted Share put to Dexia Credit Local is equal to the product of 1.4676 and adjusted book value per share ("ABV per share"), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plan. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share freezes on the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

      During 2001, one of the Company's directors, Mr. Ozanne, made additional investments in phantom shares under this program. Mr. Ozanne purchased approximately 197, 168, 177 and 177 phantom shares on February 14, 2001, May 17, 2001, September 6, 2001 and November 15, 2001, respectively, at purchase prices per share determined under the formula described above of $87.35, $90.99, $97.40 and $97.40, respectively. Sales under the program are not registered under the Securities Act of 1933 in reliance upon an exemption from registration under
Section 4(2) of that Act. Such investments, and outstanding investments made by the Company's directors, are described under the caption "Directors and Executive Officers" in Item 12.

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

      The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2001 (which awards were made in January or February 2002), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

                  LONG-TERM INCENTIVE PLANS - AWARDS IN 2001(1)

                                                                            ESTIMATED FUTURE PAYOUTS (3)
                                                                 --------------------------------------------------

                                   PERFORMANCE    PERFORMANCE
                                     SHARES       PERIOD UNTIL      THRESHOLD          TARGET           MAXIMUM
NAME                                 AWARDED         PAYOUT      (NO. OF SHARES)  (NO. OF SHARES)   (NO. OF SHARES)
----                                 -------         ------      ---------------  ---------------   ---------------
Robert P. Cochran .......            35,000            (2)              0              35,000            70,000
Sean W. McCarthy ........            25,000            (2)              0              25,000            50,000
Roger K. Taylor .........                 0            (2)              0                   0                 0
Bruce E. Stern ..........            10,000            (2)              0              10,000            20,000
Russell B. Brewer II ....            10,000            (2)              0              10,000            20,000

----------
(1) These performance shares were awarded under the Equity Plan in January or February 2002 for the year ended December 31, 2001. The table excludes performance shares awarded in January 2001 for the year ended December 31, 2000, which are set forth in a table under the caption "Performance Shares" in Item 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) One-third of each award relates to the three-year performance cycle ending December 31, 2004; and two-thirds of each award relates to the three-year performance cycle ending December 31, 2005. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

(3) The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in "adjusted book value" and "book value" per share ("ROE") of Common Stock during an applicable "performance cycle" and the value of Common Stock at the time of payout of such performance shares. At the election of the holder at the time of the award, ROE may be determined including or excluding realized and unrealized gains and losses in the Company's investment portfolio. With respect to the performance shares described in the table above, if ROE is 7% or less per annum for any performance cycle, no shares of Common Stock will be earned for the performance cycle; if ROE is 13% per annum for any performance cycle, a number of shares of Common Stock equal to 100% of the number of performance shares will be earned for that performance cycle; and if ROE is 19% per annum or higher for any performance cycle, a number of shares of Common Stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company's Common Stock is not registered under the Securities Exchange Act of 1934, the Company expects to pay its performance shares in cash rather than stock with shares valued at the greater of (i) 0.85 times "adjusted book value" per share and (ii) the average of (a) 1.15 times "adjusted book value" per share and (b) thirteen times "operating earnings" per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Human Resources Committee consisted of Messrs. Maxwell (Chairperson), Byrne, Cochran, Downey, Hecht and Richard during 2001. Except for Mr. Cochran, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Byrne is Chairman and Chief Executive Officer of White Mountains Insurance Group Ltd. ("White Mountains"), which was a major shareholder of the Company prior to the Merger. Mr. Cochran, Chairman and Chief Executive Officer of the Company, is a director of White Mountains, the Chairman of its human resources committee and a member of its compensation committee. Mr. Downey, a director of the Company, is a Senior Director of Goldman, Sachs & Co. Goldman Sachs served as co-manager of the Company's issuance in December 2001 of $100 million principal amount of 67/8% Quarterly Interest Bond Securities due December 15, 2101 (QUIBS). Mr. Richard is the Group Chief Executive and Chairman of the Executive Committee of Dexia S.A., and Mr. Hecht is Chairman of the Board of Dexia Banque Privee. Mr. Ozanne is Vice Chairman of Fairbanks Capital Holdings Corp. ("Fairbanks"), a servicer of residential mortgage loans, including a number of residential mortgage loan portfolios supporting transactions insured by FSA. In December 2001, the Company contributed an additional $15.0 million to Fairbanks, increasing its equity ownership in that company to 28.36%

      As described above under the caption "Director Share Purchase Program", members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company's Deferred Compensation Plan or Supplemental Executive Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

5% SHAREHOLDERS

      The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 15, 2002 as to each person known by the Company to beneficially own, within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), 5% or more of the outstanding shares of the Common Stock, par value $.01 per share, of the Company.

                                         NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
    TITLE OF CLASS                        BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP         PERCENT OF CLASS
    --------------                        ----------------                     --------------------         ----------------
Common Stock, par value           Dexia S.A. (1)                             32,752,884 shares (1) (2)          98.6% (2)
$.01 per share                    7 a 11 quai Andre Citroen BP-1002
                                  75 901 Paris Cedex 15, France

                                  Boulevard Pacheco 44
                                  B-1000 Brussels, Belgium

----------
(1)   Shares are held indirectly through a subsidiary of Dexia S.A.

(2) For purposes of this table, Dexia S.A. is not deemed to be the beneficial owner of 301,095 shares acquired by the Company in connection with the Director Share Purchase Program described under the caption "Director Share Purchase Program" in Item 11. Ownership percentage is calculated based on 33,216,900 shares of Common Stock outstanding at March 15, 2002, which excludes such shares acquired by the Company.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 15, 2002 for (a) each director of the Company, (b) each executive officer named under "Executive Compensation -- Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. The table also provides information regarding economic ownership. Beneficial ownership is less than 1% for each executive officer and director listed, individually, and as a group.

      DIRECTORS AND             AMOUNT AND NATURE OF            ECONOMIC
    EXECUTIVE OFFICERS        BENEFICIAL OWNERSHIP (1)        OWNERSHIP (1)
    ------------------        ------------------------        -------------
Dirk Bruneel (2)                           --                         --
John J. Byrne (3)                     126,958                    126,958
Robert P. Cochran                          --                    268,466
Bruno Deletre (2)                          --                         --
Alain Delouis (2)                          --                         --
Robert N. Downey                       14,450                     29,259
Roland C. Hecht (2)                        --                         --
Sean W. McCarthy                           --                    133,961
David O. Maxwell                        5,213                     19,299
James H. Ozanne                            --                     23,571
Pierre Richard (2)                         --                         --
Roger K. Taylor                            --                    172,566
Rembert von Lowis (3)                      --                         --
Bruce E. Stern                             --                     38,769
Russell B. Brewer II                       --                     38,769
All executive officers and            146,621                    909,461
  directors as a group (18
  persons)

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

               OFFICER                                    PERFORMANCE SHARES
               -------                                    ------------------
               Robert P. Cochran                                141,508
               Sean W. McCarthy                                 107,909
               Roger K. Taylor                                   76,077
               Bruce E. Stern                                    38,769
               Russell B. Brewer II                              38,769

      The Company acquired 301,095 shares of its common stock from Dexia Holdings, Inc. to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP.

(2) Messrs. Bruneel, Deletre, Delouis, Hecht, Richard and von Lowis, who are directors of the Company, are officers of Dexia S.A. or its subsidiaries. Dexia S.A. indirectly owns 98.6% of the Company's Common Stock.

(3) Mr. Byrne is also the chairman, Chief Executive Officer and a principal owner of White Mountains Insurance Group Ltd. ("White Mountains"), which was a major shareholder of the Company prior to the Merger. An affiliate of White Mountains purchased 317,395 shares of the Company's Common Stock from Dexia Holdings, Inc. in February 2001.

      The Company is not aware of any arrangements that may result in a change in control of the Company.

      The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia S.A., at March 15, 2002, for (a) each director of the Company, (b) each executive officer named under "Executive Compensation -- Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually, and as a group.

      DIRECTORS AND             AMOUNT AND NATURE OF
    EXECUTIVE OFFICERS          BENEFICIAL OWNERSHIP
    ------------------          --------------------
Dirk Bruneel                               (2)
John J. Byrne                              --
Robert P. Cochran (1)                 165,300
Bruno Deletre                             305
Alain Delouis                              (2)
Robert N. Downey                           --
Roland C. Hecht                            (2)
Sean W. McCarthy (1)                  112,490
David O. Maxwell                           --
James H. Ozanne                            --
Pierre Richard                         20,000
Roger K. Taylor (1)                   124,690
Rembert von Lowis                       5,120
Bruce E. Stern (1)                     55,258
Russell B. Brewer II (1)               54,730
All executive officers and            783,053
  directors as a group (18
  persons)

----------
(1) Shares beneficially owned by Company employees were acquired under the employee Share Plans of Dexia S.A. during 2000 and 2001, which were made available to all employees of the Company. These Plans allowed employees to purchase shares at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under the 2001 Employee Share Plan include shares acquired under a "leveraged option", under which employees were entitled to finance the purchase of nine additional shares for each share purchased with his or her own funds, with the lender being entitled to all dividends paid and 38% of any share appreciation during the five-year investment period, and with the employee having the benefit of a "floor" guarantying a return of invested funds follwing expiration of the five-year investment period. The number of shares in the table above includes shares owned under the leveraged option as follows:

               OFFICER                                    PERFORMANCE SHARES
               -------                                    ------------------
               Robert P. Cochran                                163,800
               Sean W. McCarthy                                 110,990
               Roger K. Taylor                                  123,190
               Bruce E. Stern                                    52,120
               Russell B. Brewer II                              53,230
                 All executive officers and                     745,990
                   directors as a group
                   (18 persons)

(2)   Data not presently available.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL GUARANTY TRANSACTIONS

      Since the Merger in July 2000, various affiliates of Dexia S.A., including certain wholly owned bank subsidiaries and/or their U.S. branches, have participated in transactions in which subsidiaries of the Company have provided financial guaranty insurance. For example, Dexia affiliates have provided liquidity facilities and letters of credit in FSA-insured transactions, and been the beneficiary of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

      1.    FINANCIAL STATEMENTS

                  Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 2001 and 2000

                  Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

      2.    FINANCIAL STATEMENT SCHEDULES

            The following financial statement schedule is filed as part of this Report.

         Schedule     Title
         --------     -----
         II       Condensed Financial Statements of the Registrant for the Years
                  Ended December 31, 2001, 2000 and 1999.

                  The report of the Registrant's independent auditors with respect to the above listed financial statement schedule is set forth on page 40 of this Report.

                  All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

      3.    EXHIBITS

                  The following are annexed as exhibits to this Report:

Exhibit
  No.                                     Exhibit
-------                                   -------
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

4.1(C)      Officers' Certificate pursuant to Sections 2.01 and 2.03 of the
            Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the
            Company's Quarterly Report on

            Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1997, and incorporated herein by reference.)

4.1(D)      Form of 6.950% Senior Quarterly Income Debt Securities due 2098.
            (Previously filed as Exhibit 2 to the November 1998 Form 8-K, and incorporated herein by reference.)

4.1(E)      Officers' Certificate pursuant to Sections 2.01 and 2.03 of the
            Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the
            November 1998 Form 8-K, and incorporated herein by reference.)

4.1(F)      Amended and Restated Trust Indenture dated as of February 24, 1999
            (the "Amended and Restated Senior Indenture") between the Company and the Trustee. (Previously filed as Exhibit 4.1 to the Company's
            Registration Statement on Form S-3 (Reg. No. 33-74165), and incorporated herein by reference.)

4.1(G)      Form of 67/8% Quarterly Interest Bond Securities due December 15,
            2101. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001
            (the "December 2001 Form 8-K"), and incorporated herein by reference.)

4.1(H)      Officers' Certificate pursuant to Sections 2.01 and 2.03 of the
            Amended and Restated Senior Indenture. (Previously filed as Exhibit
            3 to the December 2001 Form 8-K, and incorporated herein by reference.)

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

10.6+ Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No.
            1-12644) for the quarterly period ended June 30, 2001 (the "June 30,
            2001 10-Q"), and incorporated herein by reference.)

10.7+       Deferred Compensation Plan (amended and restated as of July 10,
            2000). (Previously filed as Exhibit No. 10.1 to the September 30,
            2000 10-Q, and incorporated herein by reference.)

10.8+       Severance Policy for Senior Management (amended and restated as of
            May 17, 2001). (Previously filed as Exhibit No. 10.2 to the June 30,
            2001 10-Q, and incorporated herein by reference.)

10.9(A)+ Share Purchase Program Agreement dated as of September 4, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the
            Company. (Previously filed as Exhibit 10.3 to the September 30, 2000
            10-Q, and incorporated herein by reference.)

10.9(B)+ Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the
            Company.

10.10+ Employment Agreement dated as of March 14, 2000 by and between the Company and Robert P. Cochran.

10.11(A)+   Employment Agreement dated as of March 14, 2000 by and between the
            Company and Roger K. Taylor.

10.11(B)+   Amended and Restated Employment Agreement dated as of September 6,
            2001 by and between the Company and Roger K. Taylor. (Previously filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form
            10-Q (Commission File No. 1-12644) for the quarterly period ended
            March 30, 2001, and incorporated herein by reference.)

10.12+ Employment Agreement dated as of March 14, 2000 by and between the Company and Sean W. McCarthy.

21*         List of Subsidiaries.

23*         Consent of PricewaterhouseCoopers LLP.

24* Powers of Attorney. (Filed herewith with respect to Messrs. Bruneel and Deletre. Previously filed as Exhibit 24 to (i) the 1998 Form
            10-K with respect to Mr. McCarthy; (ii) the 2000 Form 10-K with respect to Messrs. Richard, Delouis, Hecht and von Lowis, and (iii) the Company's Annual Report on Form 10-K (Commission File No.
            1-12644) for the fiscal period ended December 31, 1996, with respect to all other directors; and in each case incorporated herein by reference.)

99*         Financial Security Assurance Inc. and Subsidiaries 2001 Consolidated
            Financial Statements and Report of Independent Accountants.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*     Filed herewith.

(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated December 12, 2001, with the Securities and Exchange Commission on December 18, 2001, which incorporated by reference the documents included as Exhibits thereto into the Registration Statement relating to the Company's 67/8% Quarterly Interest Bond Securities due December 15, 2101.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL SECURITY ASSURANCE
                                           HOLDINGS LTD. (Registrant)


                                        By: /s/ ROBERT  P.  COCHRAN
                                            ------------------------------------
                                        Name:  Robert P. Cochran
                                        Title: Chairman and Chief Executive
                                               Officer
                                        Dated: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                          DATE
--------------------------      --------------------------------------     --------------
/s/ ROBERT P. COCHRAN*          Chairman, Chief Executive Officer and      March 27, 2002
--------------------------      Director (Principal Executive Officer)
       Robert P. Cochran


/s/ SEAN W. MCCARTHY*           President, Chief Operating Officer and     March 27, 2002
--------------------------      Director
       Sean W. McCarthy


/s/ JOHN A. HARRISON*           Managing Director and Chief Financial      March 27, 2002
--------------------------      Officer (Principal Financial Officer)
       John A. Harrison


/s/ JEFFREY S. JOSEPH*          Managing Director and Controller           March 27, 2002
--------------------------      (Principal Accounting Officer)
       Jeffrey S. Joseph


/s/ DIRK BRUNEEL*               Director                                   March 27, 2002
--------------------------
       Dirk Bruneel


/s/ JOHN J. BYRNE*              Director                                   March 27, 2002
--------------------------
       John J. Byrne


/s/ BRUNO DELETRE*              Director                                   March 27, 2002
--------------------------
       Bruno Deletre


/s/ ALAIN DELOUIS*              Director                                   March 27, 2002
--------------------------
       Alain Delouis


/s/ ROBERT N. DOWNEY*           Director                                   March 27, 2002
--------------------------
       Robert N. Downey


/s/ ROLAND C. HECHT*            Director                                   March 27, 2002
--------------------------
       Roland C. Hecht


/s/ DAVID O. MAXWELL*           Director                                   March 27, 2002
--------------------------
       David O. Maxwell


/s/ JAMES H. OZANNE*            Director                                   March 27, 2002
--------------------------
       James H. Ozanne

/s/ PIERRE RICHARD*             Vice Chairman and Director                 March 27, 2002
--------------------------
       Pierre Richard


/s/ ROGER K. TAYLOR*            Director                                   March 27, 2002
--------------------------
       Roger K. Taylor


/s/ REMBERT VON LOWIS*          Director                                   March 27, 2002
--------------------------
       Rembert von Lowis

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


                                        By: /s/ ROBERT P. COCHRAN
                                            ------------------------------------
                                                Robert P. Cochran,
                                                 Attorney-in-fact

                                   Schedule II

                 Parent Company Condensed Financial Information

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                                                     -------------------
                                                                     2001           2000
                                                                     ----           ----
Assets:
   Bonds at market value (amortized cost $24,961 and $15,816)     $   25,477     $   17,057
   Short-term investments                                              1,377          8,517
   Cash                                                                  421            567
   Investment in subsidiaries, at equity in net assets             1,751,231      1,511,730
   Notes receivable from subsidiary                                  144,000        120,000
   Deferred compensation asset                                        96,157         89,899
   Deferred taxes                                                     31,814         32,776
   Due from subsidiaries                                                 468
   Other assets                                                       34,480         30,928
                                                                  ----------     ----------
                                                                  $2,085,425     $1,811,474
                                                                  ==========     ==========

Liabilities and Shareholders' Equity:
   Notes payable                                                  $  330,000     $  230,000
   Other liabilities                                                  22,473         20,964
   Due to Subsidiaries                                                                  830
   Deferred Compensation                                              95,260         90,239
   Taxes payable                                                       1,734          3,708
   Shareholders' equity                                            1,635,958      1,465,733
                                                                  ----------     ----------
                                                                  $2,085,425     $1,811,474
                                                                  ==========     ==========

                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2001           2000           1999
                                                      ----           ----           ----
Investment income                                  $   6,641      $   7,271      $   7,956
Net realized gains (losses)                              901         (5,331)        (3,211)
Other income (loss)                                     (319)           247             16
Interest and amortization expense                    (16,866)       (16,614)       (16,614)
Salaries and related expenses                           (598)       (31,923)          (657)
Equity-based compensation                                           (44,106)         3,349
Other expenses                                        (1,267)        (2,886)        (1,779)
Equity in earnings of unconsolidated affiliate                                       1,180
                                                   ---------      ---------      ---------
                                                     (11,508)       (93,342)        (9,760)
Equity in undistributed net income of
   subsidiaries                                      216,911        124,292        131,350
                                                   ---------      ---------      ---------
Income before income taxes                           205,403         30,950        121,590
Income tax benefit                                     4,093         32,333          3,815
                                                   ---------      ---------      ---------
Net income                                         $ 209,496      $  63,283      $ 125,405
                                                   =========      =========      =========

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

                                   Schedule II

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  2001          2000           1999
                                                                  ----          ----           ----
Cash flows from operating activities:
   Other operating expenses recovered, net                     $   1,327      $(92,984)     $   1,821
   Net investment income received                                  5,431         7,129          5,727
   Federal income taxes received (paid)                            8,228         6,303          5,035
   Interest paid                                                 (18,934)      (14,141)       (16,306)
   Other                                                          (3,650)         (468)          (612)
                                                               ---------      --------      ---------
      Net cash provided by (used for) operating activities        (7,598)      (94,161)        (4,335)
                                                               ---------      --------      ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                                   52,710        48,431        186,696
   Proceeds from sales of equity investments                                    14,167         12,878
   Purchases of bonds                                            (60,945)      (55,139)      (176,387)
   Purchases of equity investments
   Purchases of property and equipment                                                             (3)
   Investment in subsidiaries                                    (35,141)       41,644       (128,172)
   Net decrease (increase) in short-term investments               7,084        (1,870)           227
   Other investments                                               2,260           735          3,414
                                                               ---------      --------      ---------

      Net cash provided by (used for) investing activities       (34,032)       47,968       (101,347)
                                                               ---------      --------      ---------

Cash flows from financing activities (b):
   Issuance of notes payable, net                                 96,625
   Surplus notes purchased, net                                  (24,000)
   Dividends paid                                                (31,141)       (7,876)       (14,138)
   Treasury stock, net (a)                                                      14,489            628
   Sale of stock                                                                              151,385
   Settlement of forward shares                                                 39,408
   Other                                                                           446        (32,520)
                                                               ---------      --------      ---------
      Net cash provided by financing activities                   41,484        46,467        105,355
                                                               ---------      --------      ---------

Net increase (decrease) in cash                                     (146)          274           (327)
Cash at beginning of year                                            567           293            620
                                                               ---------      --------      ---------
Cash at end of year                                            $     421      $    567      $     293
                                                               =========      ========      =========

(a) In 2000, $14,088 in treasury stock was used to pay employees to settle the Company's deferred equity obligation.
(b) In 2001 and 2000, the Company's subsidiaries received a tax benefit of $4,875 and $3,881, respectively, by utilizing the Company's losses. These balances were recorded as capital contributions.

      The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

                                   Schedule II

                  CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------

                                                            2001           2000           1999
                                                            ----           ----           ----
Reconciliation of net income to net cash provided by
     operating activities:
Net income                                               $ 209,496      $  63,283      $ 125,405
   Equity in undistributed net income of subsidiary       (212,034)      (128,173)      (131,350)
   Decrease (increase) in accrued investment income         (1,258)           (71)         2,303
   Increase (decrease) in accrued income taxes              (1,975)         4,808            756
   Provision (benefit) for deferred income taxes             1,218        (26,957)           463
   Net realized losses (gains) on investments                 (901)         5,331          3,211
   Deferred equity compensation                                           (14,578)         8,725
   Depreciation and accretion of bond discount                  48           (217)          (432)
   Equity in earnings of unconsolidated affiliate                                         (1,180)
   Change in other assets and liabilities                   (2,192)         2,413        (12,236)
                                                         ---------      ---------      ---------
Cash provided by (used for) operating activities         $  (7,598)     $ (94,161)     $  (4,335)
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

                                   SCHEDULE II

           Financial Security Assurance Holdings Ltd. (Parent Company)

                     Notes to Condensed Financial Statements

1.    Condensed Financial Statements

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto. Certain reclassifications have been made to conform to the 2001 presentation.

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

            On December 19, 2001, the Company issued $100,000,000 of 6 7/8% Quarterly Income Bond Securities due December 15, 2101 and callable without premium or penalty on or after December 19, 2006. Interest is paid quarterly beginning on March 15, 2002. Debt issuance costs of $3,250,000 are being amortized over the life of the debt.

                                  Exhibit Index

Exhibit No.                                   Exhibit
-----------                                   -------
    21            List of Subsidiaries

    23            Consent of PricewaterhouseCoopers LLP

    24            Powers of Attorney

    99            Financial Security Assurance Inc. and Subsidiaries 2001
                    Consolidated Financial Statements and Report of Independent
                    Accountants

All other Exhibits to Form 10-K are incorporated by reference, as described in
Item 14 of Form 10-K.