Form 10-Q
period 2002-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2002-05-13
CIK 913357

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 10, 2002, there were 33,216,900 outstanding shares of Common Stock of the registrant (excludes 301,095 shares of treasury stock).

                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Unaudited Financial Statements
              Financial Security Assurance Holdings Ltd. and Subsidiaries

              Condensed Consolidated Balance Sheets - As of March 31, 2002
                  and December 31, 2001                                                                3

              Condensed Consolidated Statements of Operations and
                  Comprehensive Income - Three months ended
                  March 31, 2002 and 2001                                                              4

              Condensed Consolidated Statement of Changes in Shareholders'
                  Equity - Three months ended March 31, 2002                                           5

              Condensed Consolidated Statements of Cash Flows - Three
                  months ended March 31, 2002 and 2001                                                 6

              Notes to Condensed Consolidated Financial Statements                                     7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  8


PART II       OTHER INFORMATION, AS APPLICABLE

Item 6.       Exhibits and Reports on Form 8-K                                                        12

SIGNATURES                                                                                            13

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2002                2001
                                                                                -----------         ------------
                                     ASSETS
Bonds at market value (amortized cost of $2,362,603 and $2,236,979)             $ 2,446,080         $ 2,329,269
Equity investments at market value (cost of $10,006)                                 10,076              10,076
Short-term investments                                                              128,830             218,727
Guaranteed investment contract bond portfolio at market value
  (amortized cost of $697,343 and $428,016)                                         693,675             427,993
Guaranteed investment contract short-term investment portfolio                       95,600             228,038
                                                                                -----------         -----------
     Total investments                                                            3,374,261           3,214,103
Cash                                                                                 22,783               7,784
Deferred acquisition costs                                                          248,257             240,492
Prepaid reinsurance premiums                                                        438,430             420,798
Reinsurance recoverable on unpaid losses                                             27,659              28,880
Investment in unconsolidated affiliates                                              85,633              82,511
Other assets                                                                        306,527             312,328
                                                                                -----------         -----------
     TOTAL ASSETS                                                               $ 4,503,550         $ 4,306,896
                                                                                ===========         ===========

           LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Deferred premium revenue                                                        $ 1,132,290         $ 1,090,332
Losses and loss adjustment expenses                                                 115,070             114,428
Guaranteed investment contracts                                                     758,683             601,023
Deferred federal income taxes                                                       102,771             101,971
Ceded reinsurance balances payable                                                   44,900              34,961
Notes payable                                                                       330,000             330,000
Deferred compensation                                                                93,300              95,948
Minority interest                                                                    48,217              46,157
Payable for securities purchased                                                     81,791              85,488
Accrued expenses and other liabilities                                              118,596             170,630
                                                                                -----------         -----------
     TOTAL LIABILITIES AND MINORITY INTEREST                                      2,825,618           2,670,938
                                                                                -----------         -----------

Common stock (200,000,000 shares authorized; 33,517,995
   issued; par value of $.01 per share)                                                 335                 335
Additional paid-in capital - common                                                 903,494             903,494
Accumulated other comprehensive income (net of deferred income
   tax provision of $26,872 and $29,394)                                             56,675              62,966
Accumulated earnings                                                                717,428             669,163
Deferred equity compensation                                                         23,716              23,716
Less treasury stock at cost (301,095 shares held)                                   (23,716)            (23,716)
                                                                                -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                                   1,677,932           1,635,958
                                                                                -----------         -----------
     TOTAL LIABILITIES AND MINORITY INTEREST
        AND SHAREHOLDERS' EQUITY                                                $ 4,503,550         $ 4,306,896
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

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                             2002           2001
                                                                           ---------      ---------
Revenues:
   Net premiums written (net of premiums ceded of $49,350 and $32,316)     $  95,241      $  71,373
                                                                           =========      =========
   Premiums earned (net of premiums ceded of $31,312 and $22,095)             61,470         51,264
   Net investment income                                                      33,398         31,714
   Net realized gains                                                          1,083          1,930
   Guaranteed investment contract net revenues                                 3,032
   Other income                                                                4,068            257
                                                                           ---------      ---------
     TOTAL REVENUES                                                          103,051         85,165
                                                                           ---------      ---------
Expenses:
   Losses and loss adjustment expenses                                         2,912          2,778
   Interest expense                                                            5,861          4,154
   Policy acquisition costs                                                   12,365          9,274
   Guaranteed investment contract net expenses                                 2,679
   Other operating expenses                                                   10,263          8,079
                                                                           ---------      ---------
     TOTAL EXPENSES                                                           34,080         24,285
                                                                           ---------      ---------
Minority interest and equity in earnings
   of unconsolidated affiliates                                                1,062            (37)
                                                                           ---------      ---------
INCOME BEFORE INCOME TAXES                                                    70,033         60,843
Provision for income taxes                                                    15,913         13,153
                                                                           ---------      ---------
NET INCOME                                                                    54,120         47,690
                                                                           ---------      ---------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Holding gains (losses) arising during period                            (5,515)        10,693
      Less:  reclassification adjustment for gains
         included in net income                                                  776          1,345
                                                                           ---------      ---------
   Other comprehensive income (loss)                                          (6,291)         9,348
                                                                           ---------      ---------
COMPREHENSIVE INCOME                                                       $  47,829      $  57,038
                                                                           =========      =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                Additional    Accumulated                       Deferred
                                                  Paid-In     Other Comp-                       Equity
                                      Common     Capital -     rehensive        Accumulated     Compen-    Treasury
                                      Stock       Common        Income           Earnings       sation      Stock         Total
                                      -----     ----------    -----------      ------------    --------    ---------    ----------
BALANCE, December 31, 2001            $335       $903,494       $62,966          $669,163      $23,716     $(23,716)    $1,635,958

Net income                                                                         54,120                                   54,120

Dividends                                                                          (5,855)                                  (5,855)

Net unrealized loss on investments,
   net of tax                                                    (6,291)                                                    (6,291)
                                      ----       --------       -------          --------      -------     --------     ----------
BALANCE, March 31, 2002               $335       $903,494       $56,675          $717,428      $23,716     $(23,716)    $1,677,932
                                      ====       ========       =======          ========      =======     ========     ==========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2002            2001
                                                                 ---------      ---------
Cash flows from operating activities:
   Premiums received, net                                        $ 110,202      $  74,576
   Policy acquisition and other operating expenses paid, net       (87,889)       (70,924)
   Recoverable advances recovered                                      742          1,536
   Losses and loss adjustment expenses paid, net                      (604)       (20,279)
   Net investment income received                                   36,763         32,902
   Federal income taxes paid                                       (17,080)       (10,523)
   Interest paid                                                    (8,926)        (4,134)
   Other                                                             4,333          1,155
                                                                 ---------      ---------
     Net cash provided by operating activities                      37,541          4,309
                                                                 ---------      ---------
Cash flows from investing activities:
   Proceeds from sales of bonds                                    146,410        116,706
   Purchases of bonds                                             (274,557)      (159,399)
   Purchases of guaranteed investment contract bonds              (269,950)
   Purchases of property and equipment                              (2,168)          (467)
   Net decrease in guaranteed investment contract short-term
    investments                                                    132,438
   Net decrease in short-term investments                           90,225         45,735
   Other investments                                                   192            241
                                                                 ---------      ---------
     Net cash used for investing activities                       (177,410)         2,816
                                                                 ---------      ---------
Cash flows from financing activities:
   Dividends paid                                                   (5,854)
   Proceeds from issuance of guaranteed investment contracts       160,722
                                                                 ---------      ---------
     Net cash provided by financing activities                     154,868
                                                                 ---------      ---------
Net increase in cash                                                14,999          7,125
Cash at beginning of period                                          7,784          9,411
                                                                 ---------      ---------
Cash at end of period                                            $  22,783      $  16,536
                                                                 =========      =========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



1. ORGANIZATION AND OWNERSHIP

     Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York. The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The Company also offers guaranteed investment contracts through its wholly owned subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC. The Company is an indirect subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation.


2. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented, have been made. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2002 presentation.


3. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). These provisions are effective for business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Certain SFAS No. 141 provisions also apply to purchase business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements. This statement requires that goodwill no longer be amortized and instead be subject to an impairment test performed at least annually. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 31, 2001. The implementation of these standards, on January 1, 2002, did not have a material effect on the Company's financial position, results of operations or cash flows.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Management and investors consider the following measures important in analyzing the financial results of the Company: core net income, operating net income, core revenues, core expenses and gross present value of premiums written (gross PV premiums written). However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered as substitutes for net income, revenues, expenses and gross premiums written.

2002 AND 2001 FIRST QUARTER RESULTS

     The Company's 2002 first quarter net income was $54.1 million, compared with net income of $47.7 million for the same period in 2001. Operating net income (net income less the after-tax effect of net realized capital gains or losses, the cost of the equity-based compensation programs, changes in fair value of certain insurance products as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and other non-operating items) was $61.3 million for the first quarter of 2002 versus $49.5 million for the comparable period in 2001, an increase of $11.8 million, or 23.9%. Core net income (operating net income less the after-tax effect of refundings and prepayments) was $60.2 million, compared with $48.9 million for the same period in 2001, an increase of 23.0%. Total core revenues increased $19.9 million, from $82.1 million in the first quarter of 2001 to $102.0 million in the first quarter of 2002, while total core expenses increased only $4.2 million.

     The Company employs two measures of gross premiums originated for a given period. GROSS PREMIUMS WRITTEN captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, GROSS PV PREMIUMS WRITTEN, reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from gross PV premiums written. The Company considers gross PV premiums written to be the better indicator of a given period's origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate gross PV premiums written, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of gross PV premiums written are affected by the application of different discount factors. The rates for 2002 and 2001 were 5.91% and 5.79%, respectively. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

     The Company's gross premiums written increased 39.4%, to $144.6 million for the first quarter of 2002 from $103.7 million for the first quarter of 2001. Gross PV premiums written increased 26.8%, to $174.8 million in the first quarter of 2002 from the first quarter result of $137.8 million in 2001. In the first quarter of 2002, U.S. asset-backed gross PV premiums written were $75.9 million as compared with $62.1 million in the same period of 2001, an increase of 22.2%; U.S. municipal gross PV premiums written were $75.6 million as compared with $42.3 million, an increase of 78.7%; and international gross PV premiums were $23.3 million as compared with $33.4 million, a decrease of 30.2%.

     In the first quarter of 2002, the gross par value of obligations insured by the Company totaled $28.5 billion, an increase of 63.6% compared with the first quarter of 2001. FSA's first quarter 2002 U.S. asset-backed component rose 71.7% to $11.6 billion and the U.S. municipal component rose 46.2% to $11.7 billion. The international sector increased to $5.1 billion in the first quarter of 2002 from $2.6 billion in the first quarter of 2001.

     The Company's U.S. asset-backed originations during the first quarter of 2002 were well balanced between the consumer finance and collateralized debt obligation (CDO) sectors. Opportunities that met the Company's credit and pricing requirements were more limited in the residential mortgage sector, but the Company did guarantee a number of Triple-A shadow-rated issues, where its guaranty provides additional liquidity. Growth in asset-backed par insured for the first quarter of 2002 compared to the first quarter of 2001 exceeded that of asset-backed gross PV premiums written because the Company insured a greater volume of transactions with Triple-A underlying credit quality. In the U.S. municipal bond market, new issue volume reached $64.7 billion for the quarter, and insurance penetration increased to 53% from 44% in last year's comparable period. In this sector, the Company guaranteed approximately 33% of the insured new issues sold during the period. In the international sector, deal flow was especially strong in Europe, where the Company insured a number of Triple-A shadow-rated synthetic CDOs and an index-linked issue to fund capital projects at a university. Approximately 88% of international business was of Triple-A underlying credit quality, compared with 43% in the same period last year.

     Net premiums written were $95.2 million for the first quarter of 2002, an increase of 33.4% compared with the first quarter of 2001. Net premiums earned for the first quarter of 2002 were $61.5 million, compared with $51.3 million in the first quarter of 2001, an increase of 19.9%. Premiums earned from refundings and prepayments were $2.3 million for the first quarter of 2002 and $1.2 million for the same period of 2001, contributing $1.1 million and $0.6 million, respectively, to after-tax earnings. For the first quarter of 2002, premium adjustments relating to the mark-to-market adjustment required by SFAS No. 133 resulted in a decrease of $8.9 million to premiums earned. Net premiums earned for the quarter grew 35.9% relative to the same period in 2001 when the effects of refundings and prepayments and the mark-to-market adjustment are eliminated.

     Net investment income was $33.4 million for the first quarter of 2002 and $31.7 million for the comparable period in 2001, an increase of 5.3%. The Company's effective tax rate on investment income was 11.0% for the first quarter of 2002 compared with 11.4% for the same period in 2001. In the first quarter of 2002, the Company realized $1.1 million in net capital gains compared with $1.9 million for the same period in 2001. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

     The provision for losses and loss adjustment expenses during the first quarter of 2002 was $2.9 million compared with $2.8 million in 2001, representing additions to the Company's general loss reserve. Additions to the general loss reserve represent management's estimate of the amount required to adequately cover the net cost of claims. The Company monitors these reserves on an ongoing basis and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At March 31, 2002, the Company's general loss reserve was $71.8 million.

     Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $7.3 million for the first quarter of 2002 compared with $4.6 million for the same period of 2001) were $15.3 million for the first quarter of 2002 compared with $12.7 million for the same period in 2001. Excluding the effects of refundings, total policy acquisition and other operating expenses were $14.7 million for the first quarter of 2002 compared with $12.4 million for the same period in 2001.

     In the fourth quarter of 2001, the Company's newly formed asset management group began issuing FSA-insured guaranteed investment contracts (GICs). As of March 31, 2002, the Company had recorded $758.7 million in GICs. For the first quarter of 2002, these transactions resulted in a net interest margin of $0.4 million.

     Income before income taxes for the first quarter of 2002 was $70.0 million compared with $60.8 million for the same period in 2001.

     The Company's effective tax rate for the first quarter of 2002 was 22.7% compared with 21.6% for the same period in 2001. The effective tax rate differs from the statutory tax rate of 35.0% primarily due to tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated invested assets and cash equivalents at March 31, 2002, net of unsettled security transactions, was $3,298.2 million, compared with the December 31, 2001 balance of $3,132.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $83.5 million at March 31, 2002 and $92.4 million at December 31, 2001.

     At March 31, 2002, the Company had, at the holding company level, an investment portfolio of $17.1 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

     FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first quarter of 2002 or during 2001. Based upon FSA's statutory statements for the quarter ended March 31, 2002, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $98.5 million. However, as a customary condition for approving the application of Dexia S.A. for a change in control of FSA, the prior approval of the New York Superintendent is required for any payment of dividends by FSA to the Company for a period of two years following the change in control, which occurred on July 5, 2000. In 2001, Financial Security Assurance International Ltd., the Company's Bermuda domiciled insurance company subsidiary, paid a preferred dividend of $1.6 million to its minority interest owner.

     At March 31, 2002, the Company held $144.0 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $2.8 million and $1.5 million in interest on such notes in the first quarter of 2002 and 2001, respectively.

     In the first quarter of 2002, the Company paid dividends of $5.9 million. No dividends were paid in the first quarter of 2001.

     FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or principal of or interest on surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims absent consent of the insurer are mandatory under
Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

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

     FSA has a credit arrangement, aggregating $125.0 million at March 31, 2002, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At March 31, 2002, there were no borrowings under this arrangement, which expires April 25, 2003, unless extended.

     FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $598.0 million at March 31, 2002. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of March 31, 2002.

     In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. The amount of the facility is $186.9 million, of which $124.3 million was unutilized at March 31, 2002. The facility expires in 2004.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements regarding, among other things, the Company's plans and prospects. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those described in such forward-looking statements. Certain of these factors are described in more detail under the heading "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements in this report are expressly qualified by all such factors. The Company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2002.


     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.



                                    By /s/ JEFFREY S. JOSEPH
                                       ----------------------------------
May 13, 2002                                   Jeffrey S. Joseph
                                        Managing Director & Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.                                 EXHIBIT
-----------                                 -------
    99 Financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2002.