Form 10-Q
period 2002-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2002-08-13
CIK 913357

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At August 9, 2002, there were 33,213,463 outstanding shares of Common Stock of the registrant (excludes 297,658 shares of treasury stock).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Unaudited Financial Statements
          Financial Security Assurance Holdings Ltd. and Subsidiaries
          Condensed Consolidated Balance Sheets - June 30, 2002
            and December 31, 2001                                              3

          Condensed Consolidated Statements of Operations and
            Comprehensive Income - Three and six months ended
            June 30, 2002 and 2001                                             4

          Condensed Consolidated Statement of Changes in Shareholders'
            Equity - Six months ended June 30, 2002                            5

          Condensed Consolidated Statements of Cash Flows - Six
            months ended June 30, 2002 and 2001                                6

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9


PART II   OTHER INFORMATION, AS APPLICABLE

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 6.   Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                    17

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2002             2001
                                                                                -------------     ------------
                                     ASSETS

Bonds at market value (amortized cost of $2,402,079 and $2,236,979)             $   2,525,877     $  2,329,269
Equity investments at market value (cost of $10,006)                                   10,076           10,076
Short-term investments                                                                210,430          218,727
Guaranteed investment contract bond portfolio at market value
 (amortized cost of $1,350,284 and $428,016)                                        1,357,353          427,993
Guaranteed investment contract bond portfolio pledged as collateral
 at market value (amortized cost of $165,095)                                         163,514
Guaranteed investment contract short-term investment portfolio                          3,397          228,038
                                                                                -------------     ------------
     Total investments                                                              4,270,647        3,214,103
Cash                                                                                   25,930            7,784
Deferred acquisition costs                                                            256,728          240,492
Prepaid reinsurance premiums                                                          452,738          420,798
Reinsurance recoverable on unpaid losses                                               50,851           28,880
Investment in unconsolidated affiliates                                                91,470           82,511
Other assets                                                                          303,676          312,328
                                                                                -------------     ------------

          TOTAL ASSETS                                                          $   5,452,040     $  4,306,896
                                                                                =============     ============

           LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue                                                        $   1,197,237     $  1,090,332
Losses and loss adjustment expenses                                                   177,069          114,428
Guaranteed investment contracts                                                     1,324,010          601,023
Deferred federal income taxes                                                         109,330          101,971
Ceded reinsurance balances payable                                                     36,283           34,961
Notes payable                                                                         330,000          330,000
Securities sold under agreements to repurchase                                        165,408
Deferred compensation                                                                  94,743           95,948
Minority interest                                                                      50,372           46,157
Payable for securities purchased                                                       92,525           85,488
Accrued expenses and other liabilities                                                133,924          170,630
                                                                                -------------     ------------

          TOTAL LIABILITIES AND MINORITY INTEREST                                   3,710,901        2,670,938
                                                                                -------------     ------------

Common stock (200,000,000 shares authorized; 33,517,995
 issued; par value of $.01 per share)                                                     335              335
Additional paid-in capital - common                                                   903,494          903,494
Accumulated other comprehensive income (net of deferred income
 tax provision of $45,942 and $29,394)                                                 80,331           62,966
Accumulated earnings                                                                  756,979          669,163
Deferred equity compensation                                                           23,716           23,716
Less treasury stock at cost (301,095 shares held)                                     (23,716)         (23,716)
                                                                                -------------     ------------

          TOTAL SHAREHOLDERS' EQUITY                                                1,741,139        1,635,958
                                                                                -------------     ------------

            TOTAL LIABILITIES AND MINORITY INTEREST
                  AND SHAREHOLDERS' EQUITY                                      $   5,452,040     $  4,306,896
                                                                                =============     ============

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ------------------------    ------------------------
                                                                2002         2001          2002          2001
                                                            -----------   ----------    ----------    ----------
Revenues:
 Net premiums written (net of premiums ceded of
  $45,652, $43,180, $95,002 and $75,496)                    $   125,186   $   89,982    $  220,427    $  161,355
                                                            ===========   ==========    ==========    ==========

 Premiums earned (net of premiums ceded of
  $34,404, $24,405, $65,716 and $46,500)                         77,053       56,496       146,751       107,760

 Net investment income                                           35,100       31,537        68,498        63,251

 Net realized gains                                              22,874        2,260        23,957         4,190

 Guaranteed investment contract net revenues                      5,143                      8,175

 Net realized and unrealized gains (losses) on derivative
  instruments                                                   (16,470)       3,737       (24,698)        3,737

 Other income                                                     1,036          135         5,104           392
                                                            -----------   ----------    ----------    ----------
               TOTAL REVENUES                                   124,736       94,165       227,787       179,330
                                                            -----------   ----------    ----------    ----------
Expenses:
 Losses and loss adjustment expenses                             39,207        3,195        42,119         5,973

 Interest expense                                                 5,881        4,153        11,742         8,307

 Policy acquisition costs                                        13,512       10,426        25,877        19,700

 Guaranteed investment contract net expenses                      2,844                      5,523

 Other operating expenses                                        10,721       11,360        20,984        19,439
                                                            -----------   ----------    ----------    ----------
               TOTAL EXPENSES                                    72,165       29,134       106,245        53,419
                                                            -----------   ----------    ----------    ----------
Minority interest and equity in earnings of
 unconsolidated affiliates                                        3,681        1,248         4,743         1,211
                                                            -----------   ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                       56,252       66,279       126,285       127,122

Provision for income taxes                                      (10,847)     (14,478)      (26,760)      (27,631)
                                                            -----------   ----------    ----------    ----------
NET INCOME                                                       45,405       51,801        99,525        99,491
                                                            -----------   ----------    ----------    ----------

Other comprehensive income (loss), net of tax:

 Unrealized gains (losses) on securities:

  Holding gains (losses) arising during period                   40,435      (11,738)       34,920        (1,045)

  Less: reclassification adjustment for gains
   included in net income                                        16,779        1,487        17,555         2,832
                                                            -----------   ----------    ----------    ----------
 Other comprehensive income (loss)                               23,656      (13,225)       17,365        (3,877)
                                                            -----------   ----------    ----------    ----------
COMPREHENSIVE INCOME                                        $    69,061   $   38,576    $  116,890    $   95,614
                                                            ===========   ==========    ==========    ==========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                              Additional   Accumulated                  Deferred
                                               Paid-In     Other Comp-                   Equity
                                     Common    Capital-     rehensive     Accumulated    Compen-   Treasury
                                     Stock      Common        Income        Earnings     sation      Stock        Total
                                     ------   ----------   -----------    -----------   --------   ---------   -----------
BALANCE, December 31, 2001           $  335   $  903,494   $    62,966    $   669,163   $ 23,716   $ (23,716)  $ 1,635,958

Net income                                                                     99,525                               99,525

Dividends                                                                     (11,709)                             (11,709)

Net unrealized gain on investments,
 net of tax                                                     17,365                                              17,365

                                     ------   ----------   -----------    -----------   --------   ---------   -----------
BALANCE, June 30, 2002               $  335   $  903,494   $    80,331    $   756,979   $ 23,716   $ (23,716)  $ 1,741,139
                                     ======   ==========   ===========    ===========   ========   =========   ===========

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------------
                                                                        2002             2001
                                                                   -------------    -------------
Cash flows from operating activities:
 Premiums received, net                                            $     221,449    $     173,983
 Policy acquisition and other operating expenses paid, net               (93,396)         (76,189)
 Recoverable advances recovered (paid)                                     3,341             (281)
 Losses and loss adjustment expenses paid, net                            (4,018)         (16,513)
 Net investment income received                                           76,412           60,459
 Federal income taxes paid                                               (52,718)         (36,089)
 Interest paid                                                           (18,944)         (10,666)
 Other                                                                    10,896            1,085
                                                                   -------------    -------------

     Net cash provided by operating activities                           143,022           95,789
                                                                   -------------    -------------

Cash flows from investing activities:
 Proceeds from sales of bonds                                            541,205          270,885
 Purchases of bonds                                                     (671,825)        (359,764)
 Purchases of guaranteed investment contract bonds                    (1,085,600)
 Purchases of property and equipment                                      (4,531)            (976)
 Net decrease in guaranteed investment contract short-term
  investments                                                            224,640
 Net decrease in short-term investments                                    8,927            2,995
 Other investments                                                        (1,340)          (4,146)
                                                                   -------------    -------------

     Net cash used for investing activities                             (988,524)         (91,006)
                                                                   -------------    -------------
Cash flows from financing activities:
 Dividends paid                                                          (11,709)
 Securities sold under agreements to repurchase                          165,408
 Proceeds from issuance of guaranteed investment contracts               709,949
                                                                   -------------

     Net cash provided by financing activities                           863,648
                                                                   -------------

Net increase in cash                                                      18,146            4,783
Cash at beginning of period                                                7,784            9,411
                                                                   -------------    -------------

Cash at end of period                                              $      25,930    $      14,194
                                                                   =============    =============

In 2001, restricted treasury stock of $288 was distributed to a Director as a deferred compensation plan payout.

            See notes to condensed consolidated financial statements.

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

2.   BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented, have been made. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2002 presentation.

3.   LOSS AND LOSS ADJUSTMENT EXPENSES

   In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured collateralized debt obligations ("CDOs"). As a result, management analyzed all CDO transactions in its insured portfolio that breached over-collateralization triggers, which were included in such transactions as one measure of adverse performance. A "deterministic" approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate is calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates are judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since
1982) downward to reflect more recent and more adverse observations. This analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (b) current amounts in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to loss and loss adjustment expense in the income statement of $31.0 million. At June 30, 2002, the general reserve totaled $99.6 million and the total loss and loss adjustment expense liability totaled $177.1 million. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the over-collateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date in its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology resulted in recording $34.5 million in gross case basis reserves and $23.2 million in reinsurance recoverable on unpaid losses, resulting in an $11.3 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the second quarter of 2002 was $8.2 million, rather than the approximate $4.1 million that would have been accrued using the prior assumptions. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

5.   SUBSEQUENT EVENT

   Subsequent to June 30, 2002, the Company terminated its exposure under its single corporate name credit default swap program in exchange for a fee of $43.0 million, which will result in a third quarter 2002 pre-tax charge of $22.2 million. Through the second quarter, the Company had already recognized aggregate charges of $20.8 million related to the program in accordance with the mark-to-market requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133).

                   FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Management and investors consider the following measures important in analyzing the financial results of the Company: core earnings, operating earnings , core revenues, core expenses and gross present value of premiums written (gross PV premiums written). However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered as substitutes for net income, revenues, expenses and gross premiums written.

2002 AND 2001 SECOND QUARTER RESULTS

   The Company's 2002 second quarter net income was $45.4 million, compared with net income of $51.8 million for the same period in 2001. Operating earnings (net income less the after-tax effect of net realized capital gains or losses, the cost of the equity-based compensation programs and other significant items, including changes in fair value of certain insurance products as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and one-time additions or reductions to the general reserve) was $66.8 million for the second quarter of 2002 versus $52.3 million for the comparable period in 2001, an increase of $14.5 million, or 27.8%. Core earnings (operating earnings less the after-tax effect of refundings and prepayments) was $63.2 million, compared with $51.4 million for the same period in 2001, an increase of 22.8%. Total core revenues increased $22.0 million, from $86.4 million in the second quarter of 2001 to $108.5 million in the second quarter of 2002, while total core expenses increased only $7.1 million. Following is a table reconciling core earnings to net income:

                                                          THREE MONTHS
                                                         ENDED JUNE 30,
                                                       -----------------
          (IN MILLIONS)                                  2002      2001
                                                       -------   -------
          Core earnings                                $  63.2   $  51.4
          Refundings, calls or other accelerations         3.6       0.9
                                                       -------   -------
          Operating earnings                              66.8      52.3
          Realized capital gains                          16.8       1.5
          Equity-based compensation                       (5.0)     (4.3)
          Other                                          (33.2)      2.3
                                                       -------   -------
          Net income                                   $  45.4   $  51.8
                                                       =======   =======

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

   Gross premiums written increased 28.3%, to $170.8 million for the second quarter of 2002 from $133.2 million for the second quarter of 2001. Gross PV premiums written increased 30.1%, to $199.9 million in the second quarter of 2002 from the second quarter result of $153.7 million in 2001. In the second quarter of 2002, U.S. asset-backed gross PV premiums written were $63.6 million as compared with $56.4 million in the same period in 2001, an increase of 12.8%; U.S. municipal gross PV premiums written were $74.9 million as compared with $81.0 million in the same period in 2001, a decrease of 7.5%; and international gross PV premiums written were $61.4 million as compared with $16.3 million in the same period in 2001, an increase of 276.7%.

   In the second quarter of 2002, FSA insured par value of bonds totaling $31.6 billion, an increase of 18.5% compared to the second quarter of 2001. In the second quarter of 2002, FSA's U.S. asset-backed component rose 10.2% to $12.8 billion and the U.S. municipal component rose 14.4% to $12.3 billion. Volume in the international sector increased to $6.5 billion in the second quarter of 2002 from $4.3 billion in the second quarter of 2001.

   In the second quarter of 2002, in the U.S. asset-backed market, FSA's originations were well balanced across the consumer finance, residential mortgage, structured finance and asset management businesses. In the U.S. municipal market, although par insured increased, gross PV premiums written declined due to a lower proportion of health care transactions, which tend to have higher average premiums relative to par. In the international market, FSA closed several major infrastructure transactions, including financings for two toll roads, a convention center and the U.K. government's Health and Safety Lab.

   Net premiums written were $125.2 million for the second quarter of 2002, an increase of 39.1% when compared with the comparable period in 2001. Net premiums earned for the second quarter of 2002 were $77.1 million, compared with $56.5 million in the second quarter of 2001, an increase of 36.4%. Premiums earned from refundings and prepayments were $7.0 million for the second quarter of 2002 and $1.7 million for the same period of 2001, contributing $3.6 million and $0.9 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 27.9% relative to the same period in 2001 when the effects of refundings and prepayments were eliminated.

   Net investment income was $35.1 million for the second quarter of 2002 and $31.5 million for the comparable period in 2001, an increase of 11.3%. The Company's effective tax rate on investment income was 11.3% for the second quarter of 2002 compared with 10.7% for the same period in 2001. In the second quarter of 2002, the Company realized $22.9 million in net capital gains compared with net capital gains of $2.3 million for the same period in 2001. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

   The provision for losses and loss adjustment expenses during the second quarter of 2002 was $39.2 million compared with $3.2 million in the second quarter of 2001. In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured collateralized debt obligations ("CDOs"). As a result, management analyzed all CDO transactions in its insured portfolio that breached over-collateralization triggers, which were included in such transactions as one measure of adverse performance. A "deterministic" approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate is calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates are judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since
1982) downward to reflect more recent and more adverse observations. This analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (b) current amounts in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to loss and loss adjustment expense in the income statement of $31.0 million. At June 30, 2002, the general reserve totaled $99.6 million and the total loss and loss adjustment expense liability totaled $177.1 million. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the over-collateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date in its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case basis reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology resulted in recording $34.5 million in gross case basis reserves and $23.2 million in reinsurance recoverable on unpaid losses, resulting in an $11.3 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the second quarter of 2002 was $8.2 million, rather than the approximate $4.1 million that would have been accrued using the prior assumptions. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

   Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $7.7 million for the second quarter of 2002 compared with $6.6 million for the same period of 2001) were $16.6 million for the second quarter of 2002 compared with $15.2 million for the same period in 2001. Excluding the effects of refundings, total policy acquisition and other operating expenses were $15.1 million for the second quarter of 2002 compared with $14.8 million for the same period in 2001.

   In the fourth quarter of 2001, the Company's newly formed asset management group began issuing FSA-insured guaranteed investment contracts (GICs). As of June 30, 2002, the Company had recorded $1,324.0 million in GICs. For the second quarter of 2002, these transactions resulted in a net interest margin of $2.3 million.

   Over the past two years, a growing percentage of FSA's business has been in the form of credit default swaps against diversified pools of corporate obligations, which require periodic marking to market under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection before our guaranty. An exception, the only transaction of its kind in FSA's credit default swap portfolio, was a highly diversified portfolio of 100 corporate names, with $10 million of exposure per name, to which the Company had first-loss exposure. In the second quarter, the Company took a charge related to the decrease in market value of this portfolio, which represented $16.0 million of the $16.5 million mark-to-market charge for net realized and unrealized losses on derivative instruments. The fair value used to mark these transactions to market is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices. If quoted market prices are not available, as is the case primarily with credit default swaps on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors the gain or loss from derivative instruments can vary substantially from period to period. For further discussion, see "Subsequent Event" below.

   Income before income taxes for the second quarter of 2002 was $56.3 million, compared with $66.3 million for the same period in 2001.

   The Company's effective tax rate for the second quarter of 2002 was 19.3% compared with 21.8% for the same period in 2001. The effective tax rate differs from the statutory tax rate of 35.0% due primarily to tax-exempt interest income.

2002 AND 2001 FIRST SIX MONTHS RESULTS

   The Company's 2002 first half net income was $99.5 million, equal to net income of $99.5 million for the same period in 2001. Core earnings was $123.0 million, compared with $100.4 million for the same period in 2001, an increase of 22.5%. Total core revenues for the first half of 2002 increased $41.3 million, from $168.5 million in 2001 to $209.8 million in 2002, while total core expenses increased only $11.3 million. Operating earnings was $127.7 million for the first half of 2002 versus $101.8 million for the comparable period in 2001, an increase of $26.0 million, or 25.5%. Following is a table reconciling core earnings to net income:

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                       -----------------
          (IN MILLIONS)                                  2002      2001
                                                       -------   -------
          Core earnings                                $ 123.0   $ 100.4
          Refundings, calls or other accelerations         4.7       1.4
                                                       -------   -------
          Operating earnings                             127.7     101.8
          Realized capital gains                          17.6       2.8
          Equity-based compensation                       (9.8)     (7.3)
          Other                                          (36.0)      2.2
                                                       -------   -------
          Net income                                   $  99.5   $  99.5
                                                       =======   =======

   Gross premiums written increased 33.2% to $315.4 million for the first half of 2002 from $236.9 million for the first half of 2001. Gross PV premiums written increased 28.5%, from $291.5 million for the first half of 2001 to $374.7 million in the first half of 2002. U.S. asset-backed gross PV premiums written were $139.5 million in the first half of 2002, as compared with $118.5 million in the first half of 2001, an increase of 17.7%. In the U.S. municipal business, first half gross PV premiums written increased 22.1% to $150.5 million in 2002 from $123.3 million in 2001. For the international sector, gross PV premiums written in the first half increased to $84.7 million in 2002 from $49.7 million in 2001, an increase of 70.4%.

   In the first half of 2002, FSA insured par value of bonds totaling $60.1 billion, a 36.3% increase over the same period in 2001. FSA's first half U.S. asset-backed and U.S. municipal sectors increased 32.8% to $24.5 billion and 28.0% to $24.0 billion, respectively, while its international volume rose 68.1% to $11.6 billion.

   Net premiums written were $220.4 million for the first half of 2002, an increase of $59.1 million, or 36.6%, when compared with 2001. Net premiums earned for the first half of 2002 were $146.8 million, compared with $107.8 million in the first half of 2001, an increase of 36.2%. Premiums earned from refundings and prepayments were $9.3 million for the first half of 2002 and $2.9 million for the same period of 2001, contributing $4.8 million and $1.4 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 31.1% relative to the same period in 2001 when the effects of refundings and prepayments were eliminated.

   Net investment income was $68.5 million for the first half of 2002 and $63.3 million for the comparable period in 2001, an increase of 8.3%. The Company's effective tax rate on investment income was 11.1% for the first half of 2002 and 2001. In the first half of 2002, the Company realized $24.0 million in net capital gains as compared with net gains of $4.2 million for the same period in 2001. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

   The provision for losses and loss adjustment expenses during the first half of 2002 was $42.1 million compared with $6.0 million for the same period in 2001, representing additions to the Company's general loss reserve.

   Total policy acquisition and other operating expenses (excluding the cost of the equity based compensation programs of $15.0 million for the first half of 2002 compared with $11.2 million for the same period of 2001) were $31.9 million for the first half of 2002 compared with $27.9 million for the same period in 2001, an increase of 14.1%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $29.9 million for the first half of 2002 compared with $27.2 million for the same period in 2001, an increase of 9.9%.

   Income before income taxes for the first half of 2002 was $126.3 million, as compared with $127.1 million for the same period in 2001.

   The Company's effective tax rate for the first half of 2002 was 21.2% compared with 21.7% for the same period in 2001. The effective tax rate differs from the statutory tax rate of 35.0% due primarily to tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's consolidated invested assets and cash equivalents at June 30, 2002, net of unsettled security transactions, was $4,184.2 million, compared with the December 31, 2001 balance of $3,132.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $129.4 million at June 30, 2002 and $92.4 million at December 31, 2001. The increase in the Company's consolidated invested assets and cash equivalents is largely attributable to implementation of the Company's asset management business, which is primarily engaged in writing GICs insured by FSA.

   At June 30, 2002, the Company had, at the holding company level, an investment portfolio of $18.7 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

   FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency approval and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first half of 2002 or during 2001. Based upon FSA's statutory statements for the quarter ended June 30, 2002, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $99.2 million. In the first half of 2001, Financial Security Assurance International Ltd., the Company's Bermuda domiciled insurance company subsidiary, paid a preferred dividend of $1.6 million to its minority interest owner.

   At June 30, 2002, the Company held $144.0 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $4.6 million and $3.0 million in interest on such notes in the first half of 2002 and 2001, respectively.

   In the first half of 2002, the Company paid dividends of $11.7 million. No dividends were paid in the first half of 2001.

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

   FSA has a credit arrangement, aggregating $125.0 million at June 30, 2002, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At June 30,

2002, there were no borrowings under this arrangement, which expires April 25, 2003, unless extended.

   FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $633.4 million at June 30, 2002. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of June 30, 2002.

   In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. The amount of the facility is $186.9 million, of which $125.2 million was unutilized at June 30, 2002. The facility expires in 2004.

   Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Fitch Inc. periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agency's capital adequacy criteria necessary to maintain FSA's "triple-A ratings". Capital adequacy assessments by the rating agencies are generally based upon FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles. In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges", which are reduced by reinsurance and collateral to the extent "credit" is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. S&P has placed a number of the "triple-A" reinsurers used by FSA either on "negative outlook" or "credit watch". Downgrade of these reinsurers by S&P to the "double-A" category would result in a decline in the credit allowed for reinsurance by S&P from 100% to 70% under present criteria. FSA expects that S&P will make a determination whether or not to downgrade one or more of these reinsurers during the third quarter of 2002. S&P has also undertaken to consider an increase in the credit allowed for "double-A" reinsurance. While a downgrade by S&P of all such reinsurers to the double-A category would not impair FSA's "triple-A" ratings, it may reduce the "margin of safety" by which FSA exceeds S&P's minimum triple-A capital adequacy requirements. A reduction by S&P in credit for reinsurance used by FSA would also be expected to ultimately reduce the Company's return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its "single-risk" exposures on insured credits. Any increase in capital charges by S&P on FSA's insured portfolio would likewise be expected to have an adverse effect upon FSA's margin of safety under the S&P capital adequacy model and, ultimately, the Company's return on equity. The Company may seek to raise additional capital to replenish capital eliminated by S&P from its capital adequacy assessment of FSA due to any such reinsurer downgrades or increased capital charges. There will be an adverse effect upon the Company's return on equity to the extent that any such additional capital is raised.

   FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A- by S&P or A3 by Moody's, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements now being implemented.

   The Company has no plans for material capital expenditures within the next twelve months.

SPECIAL PURPOSE ENTITIES

   Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ special purpose entities (SPEs) for a variety of purposes. A typical asset-backed transaction, for example, employs an SPE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the SPE or the underwriter, either via a bid process or on a sole source basis. SPEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over SPE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the SPE's assets. Specifically, as issuer of a financial guaranty insurance policy insuring the SPE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the SPE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the SPE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the SPE's assets to FSA. SPEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these SPEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Company's financial statements for June 30, 2002, the assets and liabilities of these SPEs have not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations.

   On June 28, 2002, the Financial Accounting Standards Board (FASB) published an Exposure Draft relating to consolidation of SPEs. The public comment period ends on August 30, 2002. A finalized pronouncement containing accounting guidance and implementation dates is expected in the fourth quarter of 2002. Until the FASB has completed this project, the Company cannot determine the impact on its financial statements of any new accounting standards that may be issued regarding SPEs.

SUBSEQUENT EVENT

   Subsequent to June 30, 2002, the Company terminated its exposure under the single corporate name credit default swap program in exchange for a fee of $43.0 million, which will result in a third quarter 2002 pre-tax charge of $22.2 million. Through the second quarter, the Company had already recognized aggregate charges of $20.8 million related to the program in accordance with the mark-to-market requirements of SFAS No. 133. Payment of this termination fee is not expected to have a material impact on the Company's capital or liquidity resources.

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

                            PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On May 24, 2002, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting. Under the Written Consent, the Company's shareholders unanimously approved:

                         (1) the election of Directors of the Company to
                    hold office until the later of the next annual meeting of shareholders or their successors shall be duly elected and have qualified, as follows:

                             Robert P. Cochran
                             Pierre Richard
                             Dirk Bruneel
                             John J. Byrne
                             Bruno Deletre
                             Alain Delouis
                             Robert N. Downey
                             David O. Maxwell
                             Sean W. McCarthy
                             James H. Ozanne
                             Roger K. Taylor
                             Rembert von Lowis

                         (2) the approval of the selection by the Company's
                    Board of Directors of PricewaterhouseCoopers LLP as the independent public accountants of the Company to audit the accounts of the Company for the year 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS

          99.1 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2002.

          99.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          99.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.


                              By  /s/ Jeffrey S. Joseph
                                ------------------------------------------------
August 13, 2002                               Jeffrey S. Joseph
                                       Managing Director & Controller
                                         (Chief Accounting Officer)

                                  Exhibit Index

Exhibit No.                                 Exhibit
-----------                                 -------

     99.1 Financial statements of Financial Security Assurance Inc. for the quarterly period ended June 30, 2002.

     99.2   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350

     99.3   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350