Form 10-Q
period 2002-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2002-11-14
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-12644

Financial Security Assurance Holdings Ltd.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3261323 (I.R.S. employer identification no.)

350 Park Avenue
New York, New York 10022
(Address of principal executive offices)

(212) 826-0100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At November 13, 2002, there were 33,220,337 outstanding shares of Common Stock of the registrant (excludes 297,658 shares of treasury stock).

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Unaudited Financial Statements Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets—September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations and Comprehensive Income—Three and nine months ended September 30, 2002 and 2001	4
	Condensed Consolidated Statement of Changes in Shareholders' Equity—Nine months ended September 30, 2002	5
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	21
PART II	OTHER INFORMATION, AS APPLICABLE
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23
CERTIFICATIONS		24

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
ASSETS
Bonds at market value (amortized cost of $2,456,568 and $2,236,979)	$2,702,672	$2,329,269
Equity investments at market value (cost of $10,000 in 2001)		10,070
Short-term investments	217,154	218,727
Guaranteed investment contract bond portfolio at market value (amortized cost of $1,620,873 and $428,016)	1,640,999	427,993
Guaranteed investment contract short-term investment portfolio	3,843	228,038

Total investments	4,564,668	3,214,097
Cash	22,781	7,784
Securitized loans at cost	212,190
Securities purchased under agreements to resell	45,000
Deferred acquisition costs	262,883	240,492
Prepaid reinsurance premiums	481,012	420,798
Reinsurance recoverable on unpaid losses	49,987	28,880
Investment in unconsolidated affiliates	112,414	87,376
Other assets	325,329	307,469

TOTAL ASSETS	$6,076,264	$4,306,896

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,295,696	$1,090,332
Losses and loss adjustment expenses	182,407	114,428
Guaranteed investment contracts	1,950,736	601,023
Deferred federal income taxes	140,121	101,971
Ceded reinsurance balances payable	43,437	34,961
Notes payable	330,000	330,000
Deferred compensation	84,496	95,948
Minority interest	51,806	46,157
Payable for securities purchased	5,335	85,488
Accrued expenses and other liabilities	152,147	170,630

TOTAL LIABILITIES AND MINORITY INTEREST	4,236,181	2,670,938

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital — common	903,494	903,494
Accumulated other comprehensive income (net of deferred income taxes of $76,367 and $29,394)	153,549	62,966
Accumulated earnings	782,705	669,163
Deferred equity compensation	23,445	23,716
Less treasury stock at cost (297,658 and 301,095 shares held)	(23,445)	(23,716)

TOTAL SHAREHOLDERS' EQUITY	1,840,083	1,635,958

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$6,076,264	$4,306,896

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Net premiums written (net of premiums ceded of $65,866, $36,821, $160,868 and $112,317)	$149,304	$69,164	$369,731	$230,519

Premiums earned (net of premiums ceded of $38,472, $24,280, $104,188 and $70,780)	80,087	57,639	226,838	165,399
Net investment income	34,457	32,239	102,955	95,490
Net realized gains	2,803	1,450	26,760	5,640
Guaranteed investment contract net interest income	9,612		17,787
Guaranteed investment contract net realized gains	54		54
Net realized and unrealized gains (losses) on derivative instruments	(54,296)	2,302	(78,994)	6,039
Other income	646	981	5,750	1,373

TOTAL REVENUES	73,363	94,611	301,150	273,941

Expenses:
Losses and loss adjustment expenses	8,876	3,139	50,995	9,112
Interest expense	5,880	4,154	17,622	12,461
Policy acquisition costs	13,292	10,668	39,169	30,368
Guaranteed investment contract net interest expense	6,117		11,640
Other operating expenses	11,110	10,181	32,094	29,620

TOTAL EXPENSES	45,275	28,142	151,520	81,561

Minority interest and equity in earnings of unconsolidated affiliates	5,349	1,682	10,092	2,893

INCOME BEFORE INCOME TAXES	33,437	68,151	159,722	195,273
Benefit (provision) for income taxes	959	(15,333)	(25,801)	(42,964)

NET INCOME	34,396	52,818	133,921	152,309

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during period	75,240	28,773	110,160	27,728
Less: reclassification adjustment for gains included in net income	2,022	951	19,577	3,783
Other comprehensive income	73,218	27,822	90,583	23,945

COMPREHENSIVE INCOME	$107,614	$80,640	$224,504	$176,254

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital Common	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2001	$335	$903,494	$62,966	$669,163	$23,716	$(23,716)	$1,635,958
Net income				133,921			133,921
Dividends				(20,379)			(20,379)
Deferred equity payout					(271)	271
Net unrealized gain on investments, net of tax			90,583				90,583

BALANCE, September 30, 2002	$335	$903,494	$153,549	$782,705	$23,445	$(23,445)	$1,840,083

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Premiums received, net	$362,080	$194,971
Policy acquisition and other operating expenses paid, net	(97,689)	(67,856)
Termination fee on derivatives	(43,000)
Recoverable advances recovered (paid)	4,292	(607)
Losses and loss adjustment expenses paid, net	(3,820)	(16,809)
Net investment income received	126,475	92,638
Federal income taxes paid	(65,423)	(36,090)
Interest paid	(67,149)	(12,403)
Other	6,567	3,206

Net cash provided by operating activities	222,333	157,050

Cash flows from investing activities:
Proceeds from sales of bonds	677,588	364,945
Proceeds from sales of guaranteed investment contract bonds	209,933
Purchases of bonds	(928,688)	(497,944)
Purchases of guaranteed investment contract bonds	(1,655,577)
Purchases of property and equipment	(5,757)	(2,723)
Net decrease in guaranteed investment contract short-term investments	224,195
Net decrease (increase) in short-term investments	2,416	(10,707)
Other investments	(9,219)	(4,684)

Net cash used for investing activities	(1,485,109)	(151,113)

Cash flows from financing activities:
Dividends paid	(20,379)	(1,589)
Proceeds from issuance of guaranteed investment contracts	1,298,152

Net cash provided by (used for) financing activities	1,277,773	(1,589)

Net increase in cash	14,997	4,348
Cash at beginning of period	7,784	9,411

Cash at end of period	$22,781	$13,759

In 2002 and 2001, restricted treasury stock of $271 and $288, respectively, was distributed to a Director as a deferred compensation plan payout.

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2002 and 2001

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York. The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The Company also offers guaranteed investment contracts (GICs) through its wholly owned subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively the GIC Companies). The Company is an indirect subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation.

2.    BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented, have been made. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2002 presentation.

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

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. The general reserve is calculated by applying a loss factor to the Company's total net par underwritten and discounting the result at the then current risk-free rates. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims. In the second quarter of 2002, as part of this ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured collateralized debt obligations (CDOs). As a result, management analyzed all CDO transactions in its insured portfolio that breached over-collateralization triggers, which were included in such transactions as one measure of adverse performance. A "deterministic" approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model analyzes a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate is calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates are judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (b) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. No additional adjustments were considered necessary at September 30, 2002. At September 30, 2002, the general reserve totaled $108.3 million and the total losses and loss adjustment expense liability totaled $182.4 million.

        Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the over-collateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology resulted in recording $34.5 million in gross case basis reserves and $23.2 million in reinsurance recoverable on unpaid losses, resulting in an $11.3 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the nine months ended September 30, 2002 was $20.0 million, rather than the approximate $12.4 million that would have been accrued using the prior assumptions. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

4.    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

        In August 2002, the Company terminated its exposure under its single corporate name credit default swap program in exchange for paying termination costs of $43.0 million, which resulted in a third quarter 2002 pre-tax charge of $22.1 million. Through the second quarter of 2002, the Company had already recognized aggregate charges of $20.9 million related to the program in accordance with the mark-to-market requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The charge was included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        FSA has also insured a number of credit default swap agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The changes in fair value, which were losses of $28.5 million and $33.5 for the three months and nine months ended September 30, 2002, respectively, are recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income and in other assets. The losses or gains recorded by recording these contracts at fair value will be determined each quarter based upon market pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees. The Company does not believe the fair value adjustments are an indication of potential claims under FSA's guarantees.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair-value hedges are included in guaranteed investment contract net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. In the three months and nine months ended September 30, 2002, the Company recorded net gains of $1.1 million and $3.3 million, respectively, relating to the ineffectiveness of these hedges.

5.    SECURITIZED LOANS

        In September 2002, FSA exercised certain rights available under its financial guaranty policy and the indenture relating to loan-backed notes issued by FMAC Loan Receivables Trust 1998-D (the Trust). Those rights allowed FSA to accelerate the insured notes and pay claims under its insurance policy on an accelerated basis. The notes were issued in three series, with fixed coupons of 6.11%, 6.40% and 6.73% with remaining contractual maturities of approximately 12 years and represent the entire debt capitalization of the Trust. A refinancing vehicle reimbursed FSA in whole for its claims payment in exchange for an assignment of certain of FSA's rights against the capital of the Trust. The refinancing vehicle obtained its funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by the GIC Companies. FSA maintains significant reinsurance, first loss and quota share, under this transaction.

        Since the notes represent 100% of the debt capitalization of the Trust and since FSA maintains all of the risk of further asset decline and maintains control over key decisions regarding the Trust (i.e. removal of servicer, sale of assets, liquidation of the entity), FSA consolidated the Trust.

        Although the securitized loans are included on FSA's balance sheet, the securitized loans continue to exclusively support an FSA-insured transaction, subject to considerable first loss and quota share reinsurance. In accordance with AICPA Practice Bulletin 6 Amortization of Discounts on Certain Acquired Loans (Practice Bulletin 6), the Company has recorded the securitized loans at cost, has determined cash flows from the pool of securitized loans, net of reinsurance, and is recording income based upon the constant yield method. The cash flows on the securitized loans will be monitored and the constant yield modified to reflect any change in the cash flow estimates.

        To manage interest rate risk on the assets purchased in this transaction, fair-value hedges were entered into. The assets hedged did not meet the rules based criteria set forth in SFAS 133 and, therefore, could not be marked-to-market through earnings. Therefore, while the Company believes it is economically hedged, from an accounting perspective it is not and is reporting the derivative mark-to-market through earnings without the benefit of an offset from the hedged asset. The impact of this mismatch was a $3.5 million charge to earnings for the quarter ended September 30, 2002.

        As a result of this transaction, the Company recorded $212.2 million of securitized loans and $0.4 million of other income related to those securitized loans during the third quarter of 2002.

6.    OUTSTANDING EXPOSURE

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The gross principal amounts of insured obligations in the asset-backed insured portfolio are backed by the following types of collateral (in millions) at September 30, 2002 and December 31, 2001:

	Net of Amounts Ceded		Ceded
Types of Collateral
	2002	2001	2002	2001
Residential mortgages	$24,790	$26,084	$3,891	$4,554
Consumer receivables	20,402	19,856	5,852	4,981
Pooled corporate obligations	79,111	61,412	13,535	11,839
Investor-owned utility obligations	615	598	345	314
Other asset-backed obligations(1)	3,388	3,084	2,731	1,278

Total asset-backed obligations	$128,306	$111,034	$26,354	$22,966

(1)
Excludes $1,707 million and $479 million, in 2002 and 2001, respectively, in "Net of Amounts Ceded" relating to FSA-insured GICs issued by the Company's asset management group.

        Net and ceded amounts are not necessarily reflective of the risk retained by FSA since FSA employs first loss reinsurance on a material portion of its asset-backed business.

        The gross principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions) at September 30, 2002 and December 31, 2001:

	Net of Amounts Ceded		Ceded
Types of Issues
	2002	2001	2002	2001
General obligation bonds	$51,684	$42,692	$17,957	$15,512
Housing revenue bonds	5,512	4,717	1,590	1,557
Municipal utility revenue bonds	20,741	16,497	12,191	10,955
Health care revenue bonds	5,871	5,642	6,261	6,004
Tax-supported bonds (non-general obligation)	26,388	21,982	12,086	10,143
Transportation revenue bonds	6,726	5,391	5,349	4,760
Other municipal bonds	10,996	8,677	5,201	3,510

Total municipal obligations	$127,918	$105,598	$60,635	$52,441

7.    GUARANTEED INVESTMENT CONTRACTS

        The obligations under GICs may be called at various times prior to maturity based upon certain agreed-upon events. As of September 30, 2002, the interest rates on these GICs were between 1.55% and 5.95%.

        Payments due under these GICs, excluding accrued interest of $6.7 million and mark-to-market adjustments of $44.1 million, in the fourth quarter of 2002 and each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in millions):

Expected Withdrawal Date	Principal Amount
4th Qtr 2002	$247.8
2003	745.0
2004	269.2
2005	98.2
2006	66.4
2007	163.8
Thereafter	309.5

Total	$1,899.9

8.    SUBSEQUENT EVENT

        On November 6, 2002, the Company entered into an underwriting agreement with respect to an offering of $155.0 million of 6.25% Notes due 2102 and callable without premium or penalty in whole or in part at any time on or after November 26, 2007. The Company expects the offering to close on November 26, 2002. Interest on these notes will be paid quarterly beginning on February 1, 2003. Debt issuance costs of approximately $5.1 million will be amortized over the life of the notes. The Company intends to use $55.0 million of the proceeds of this issuance to redeem a portion of the Company's 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097, of which $130.0 million principal amount was outstanding at September 30, 2002. The 7.375% Senior QUIDS were issued on September 18, 1997, and became callable without premium or penalty on September 18, 2002. The redemption price will be equal to $55.0 million, plus interest accrued from September 30, 2002 through the redemption date. Unamortized debt issuance costs relating to the Senior QUIDS of $1.7 million at September 30, 2002, will be charged to earnings at the time of redemption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

Results of Operations

        Management and investors consider gross present value of premiums written and the present value of the GIC net interest margin (collectively, gross PV premiums written) an important measure in analyzing the financial results of the Company. However, this measure is not promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered a substitute for gross premiums written.

2002 and 2001 Third Quarter Results

        The Company's 2002 third quarter net income was $34.4 million, compared with net income of $52.8 million for the same period in 2001.

        The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written, reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from gross present value of premiums written. The Company considers gross present value of premiums written to be the better indicator of a given period's origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate gross present value of premiums written, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The present value of the GIC net interest margin represents the present value of the difference between the estimated interest to be received on the GIC investments and the estimated interest to be paid on the GIC liabilities over the estimated life of each transaction, giving effect to swaps and other derivatives which convert fixed rate assets and liabilities to floating rates. The Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of gross present value of premiums written are affected by the application of different discount factors. The rates for 2002 and 2001 were 5.91% and 5.79%, respectively. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        Gross premiums written increased 103.0% to $215.2 million for the third quarter of 2002 from $106.0 million for the third quarter of 2001. Gross PV premiums written increased 80.2%, to $251.4 million in the third quarter of 2002 from the third quarter result of $139.5 million in 2001. In the third quarter of 2002, U.S. asset-backed gross PV premiums written were $81.3 million, compared with $65.0 million in the same period in 2001, an increase of 25.1%; U.S. municipal gross PV premiums written were $103.1 million, compared with $35.0 million in the same period in 2001, an increase of 194.6%; and international gross PV premiums written were $67.0 million as compared with $39.5 million in the same period in 2001, an increase of 69.6%.

        In the third quarter of 2002, FSA insured par value of bonds totaling $25.2 billion, a decrease of 5.1% compared with the third quarter of 2001. In the third quarter of 2002, FSA's U.S. asset-backed component decreased 13.8% to $10.6 billion and the U.S. municipal component rose 76.3% to $13.0 billion. Volume in the international sector decreased to $1.6 billion in the third quarter of 2002 from $6.9 billion in the third quarter of 2001.

        Despite the decrease in the third quarter of 2002 of FSA's U.S. asset-backed par originated, asset-backed PV premiums rose 25.3% because of a shift in the mix of business to higher-premium consumer receivable, residential mortgage and asset management business, as FSA scaled back its participation in the collateralized debt obligation market. In the U.S. municipal market, FSA was able to capitalize on an increase in new issue volume and increased insurance penetration as well as greater participation in structured transactions. In the international market, the increase in premiums arose primarily from a major, high-premium infrastructure transaction, in which FSA guaranteed EUR460.5 million of index-linked bonds to finance a toll road in France.

        Net premiums written were $149.3 million for the third quarter of 2002, an increase of 115.9% when compared with the comparable period in 2001. Net premiums earned for the third quarter of 2002 were $80.1 million, compared with $57.6 million in the third quarter of 2001, an increase of 38.9%. Premiums earned from refundings and prepayments were $6.4 million for the third quarter of 2002 and $0.4 million for the same period of 2001, contributing $3.3 million and $0.2 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 28.7% relative to the same period in 2001 when the effects of refundings and prepayments were eliminated.

        Net investment income was $34.5 million for the third quarter of 2002 and $32.2 million for the comparable period in 2001, an increase of 6.9%. The Company's effective tax rate on investment income was 9.9% for the third quarter of 2002, compared with 10.8% for the same period in 2001. In the third quarter of 2002, the Company realized $2.8 million in net capital gains, compared with $1.5 million for the same period in 2001. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the third quarter of 2002 was $8.9 million compared with $3.2 million in the third quarter of 2001. The increase occurred primarily because management, beginning in the second quarter of 2002, refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience in the collateralized debt obligations (CDO) market. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At September 30, 2002, the general reserve totaled $108.3 million and the total losses and loss adjustment expense liability totaled $182.4 million.

        Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $8.2 million for the third quarter of 2002 compared with $6.4 million for the same period of 2001) were $16.1 million for the third quarter of 2002 compared with $14.2 million for the same period in 2001. Excluding the effects of refundings, total policy acquisition and other operating expenses were $14.8 million for the third quarter of 2002 compared with $14.2 million for the same period in 2001.

        In the fourth quarter of 2001, the Company's newly formed asset management group (AMG) began issuing FSA-insured GICs. As of September 30, 2002, AMG had recorded principal on GICs of $1,899.9 million. For the third quarter of 2002, these transactions resulted in a net interest margin of $3.5 million.

        Over the past two years, a growing percentage of FSA's business has been in the form of insured credit default swaps (CDSs) against diversified pools of corporate obligations, which require periodic adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection before our guaranty. These adjustments resulted in a third quarter charge to income of $28.5 million. The $28.5 million charge results primarily from widening spreads in the CDS market and does not indicate any material deterioration in the underlying credit quality of FSA's insured CDS portfolio. While a small number of transactions have been downgraded from their original levels, the underlying credit quality of FSA's insured CDS portfolio is currently 51% Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) and 99% Double-A or higher. The gain or loss created by reflecting estimated fair value adjustments will rise or fall each quarter based on market pricing of Super Triple-A swap guarantees, and is not an indication of potential claims under FSA's guaranty. In addition, an exception to the above, the only transaction of its kind in FSA's CDS portfolio, was a highly diversified portfolio of 100 corporate names, with $10 million of exposure per name, to which the Company had first-loss exposure. In the third quarter of 2002, the Company terminated its exposure under its single corporate name CDS program in exchange for paying termination costs of $43.0 million, which resulted in a third quarter 2002 pre-tax charge of $22.1 million. Through the second quarter of 2002, the Company had already recognized aggregate charges of $20.9 million related to the program in accordance with the mark-to-market requirements of SFAS No. 133. The charge was included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income. The fair value used to mark these transactions to market is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices. If quoted market prices are not available, as is the case primarily with CDSs on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors the gain or loss from derivative instruments can vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking-to-market a guaranty will be reversed by an equivalent mark-to-market "gain" at or prior to the expiration of the guaranty. Given the very high credit quality of FSA's insured CDS portfolio (approximately 99% of which is Double-A quality or higher), management believes that "losses" or "gains" attributable to marking-to-market these exposures do not reflect upon the profitability of the Company in a meaningful way.

        Income before income taxes for the third quarter of 2002 was $33.4 million, compared with $68.2 million for the same period in 2001.

        The Company's effective tax rate for the third quarter of 2002 was less than 0% compared with 22.5% for the same period in 2001. In the third quarter of 2002, the Company changed its method of taxing its equity earnings on Fairbanks Capital Holdings Corp. (Fairbanks), an unconsolidated affiliate of the Company. Prior to the third quarter of 2002, the Company taxed 100% of its equity earnings from Fairbanks at the statutory rate of 35%. Due to changes in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from Fairbanks. In the third quarter of 2002, the Company recorded a cumulative to date benefit of $4.0 million. In 2002, the effective tax rate differs from the statutory rate of 35% due primarily to the above as well as tax-exempt interest income. In 2001, the effective tax rate differs from the statutory tax rate of 35.0% due primarily to tax-exempt interest income.

2002 and 2001 First Nine Months Results

        The Company's 2002 first nine months of net income was $133.9 million, compared with net income of $152.3 million for the same period in 2001.

        Gross premiums written increased 54.8% to $530.6 million for the first nine months of 2002 from $342.8 million for the first nine months of 2001. Gross PV premiums written increased 45.2%, from $431.0 million for the first nine months of 2001 to $626.1 million for the first nine months of 2002. U.S. asset-backed gross PV premiums written were $220.8 million for the first nine months of 2002, as compared with $183.5 million for the first nine months of 2001, an increase of 20.3%. In the U.S. municipal business, the first nine months gross PV premiums written increased 60.2% to $253.6 million in 2002 from $158.3 million in 2001. For the international sector, gross PV premiums written for the first nine months increased to $151.7 million in 2002 from $89.2 million in 2001, an increase of 70.1%.

        In the first nine months of 2002, FSA insured par value of bonds totaling $85.3 billion, a 20.7% increase over the same period in 2001. FSA's first nine months U.S. asset-backed and U.S. municipal sectors increased 14.2% to $35.0 billion and 41.6% to $37.0 billion, respectively, while its international volume decreased 4.3% to $13.3 billion.

        Net premiums written were $369.7 million for the first nine months of 2002, an increase of $139.2 million, or 60.4%, when compared with the same period in 2001. Net premiums earned for the first nine months of 2002 were $226.8 million, compared with $165.4 million for the first nine months of 2001, an increase of 37.1%. Premiums earned from refundings and prepayments were $15.7 million for the first nine months of 2002 and $3.3 million for the same period of 2001, contributing $8.1 million and $1.6 million, respectively, to after-tax earnings. Net premiums earned for the first nine months grew 30.2% relative to the same period in 2001 when the effects of refundings and prepayments were eliminated.

        Net investment income was $103.0 million for the first nine months of 2002 and $95.5 million for the comparable period in 2001, an increase of 7.8%. The Company's effective tax rate on investment income was 10.71% for the first nine months of 2002 and 10.97% for the comparable period in 2001. In the first nine months of 2002, the Company realized $26.8 million in net capital gains as compared with net capital gains of $5.6 million for the same period in 2001. Capital gains and losses are generally a by-product of the normal investment management process and will vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the first nine months of 2002 was $51.0 million compared with $9.1 million for the same period in 2001. In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management analyzed all CDO transactions in its insured portfolio that breached over-collateralization triggers, which were included in such transactions as one measure of adverse performance. A "deterministic" approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate is calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates are judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (b) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. No additional adjustments were considered necessary at September 30, 2002. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the over-collateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case basis reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology resulted in recording $34.5 million in gross case basis reserves and $23.2 million in reinsurance recoverable on unpaid losses, resulting in an $11.3 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the nine months ended September 30, 2002 was $20.0 million, rather than the approximate $12.4 million that would have been accrued using the prior assumptions. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

        Total policy acquisition and other operating expenses (excluding the cost of the equity-based compensation programs of $23.2 million for the first nine months of 2002, compared with $17.6 million for the same period of 2001) were $48.0 million for the first nine months of 2002 compared with $42.2 million for the same period in 2001, an increase of 13.7%. Excluding the effects of refundings, total policy acquisition and other operating expenses were $44.6 million for the first nine months of 2002 compared with $41.3 million for the same period in 2001, an increase of 8.0%.

        Income before income taxes for the first nine months of 2002 was $159.7 million, as compared with $195.3 million for the same period in 2001.

        The Company's effective tax rate for the first nine months of 2002 was 16.2% compared with 22.0% for the same period in 2001. In the third quarter of 2002, the Company changed its method of taxing its equity earnings on Fairbanks Capital Holdings Corp. (Fairbanks), an unconsolidated affiliate of the Company. Prior to 2002, the Company taxed 100% of its equity earnings from Fairbanks at the statutory rate of 35%. Due to changes in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from Fairbanks. In the third quarter of 2002, the Company recorded a cumulative to date benefit of $4.0 million. In 2002, the effective tax rate differs from the statutory rate of 35% due primarily to the above as well as tax-exempt interest income. In 2001, the effective tax rate differs from the statutory tax rate of 35.0% due primarily to tax-exempt interest income.

Liquidity and Capital Resources

        The Company's consolidated invested assets and cash equivalents at September 30, 2002, net of unsettled security transactions, was $4,559.4 million, compared with the December 31, 2001 balance of $3,132.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $266.2 million at September 30, 2002 and $92.4 million at December 31, 2001. In addition to the increase in unrealized gains, the increase in the Company's consolidated invested assets and cash equivalents is largely attributable to growth of the Company's asset management business, which is primarily engaged in writing GICs insured by FSA.

        At September 30, 2002, the Company had, at the holding company level, an investment portfolio of $12.2 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, determination that FSA's ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first nine months of 2002 or during 2001. Based upon FSA's statutory statements for the quarter ended September 30, 2002, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $104.8 million. In the first nine months of 2002 and 2001, Financial Security Assurance International Ltd., the Company's Bermuda domiciled insurance company subsidiary, paid preferred dividends of $8.7 million and $1.6 million, respectively, to its minority interest owner.

        At September 30, 2002, the Company held $125.0 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $6.4 million and $3.0 million in interest, and $19.0 million and $0 of principal on such notes in the first nine months of 2002 and 2001, respectively.

        In the first nine months of 2002, the Company paid dividends of $11.7 million. No dividends were paid in the first nine months of 2001.

        FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or principal of or interest on surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources within the transactions. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims absent consent of the insurer are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

        The Company believes that FSA's expected operating liquidity needs, on both a short and long-term basis, can be funded from its operating cash flow. In addition, FSA has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from written premiums, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its AMG operations, liquidity lines of credit with banks, and capital market transactions.

        FSA has a credit arrangement, aggregating $125.0 million at September 30, 2002, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At September 30, 2002, there were no borrowings under this arrangement, which expires April 25, 2003, unless extended.

        FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $664.1 million at September 30, 2002. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of September 30, 2002.

        In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. The amount of the facility is $186.9 million, of which $125.2 million was unutilized at September 30, 2002. The facility expires in 2004.

        Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's "Triple-A ratings". Capital adequacy assessments by the rating agencies are generally based upon FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles. In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges", which are reduced by reinsurance and collateral to the extent "credit" is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. S&P has placed a number of the "Triple-A" reinsurers used by FSA either on "negative outlook" or "credit watch". Downgrade of these reinsurers by S&P to the "Double-A" category would result in a decline in the credit allowed for reinsurance by S&P from 100% to 70% under present criteria. S&P has also undertaken to consider an increase in the credit allowed for "Double-A" reinsurance. While a downgrade by S&P of all such reinsurers to the Double-A category would not impair FSA's "Triple-A" ratings, it may reduce the "margin of safety" by which FSA exceeds S&P's minimum Triple-A capital adequacy requirements. A reduction by S&P in credit for reinsurance used by FSA would also be expected to ultimately reduce the Company's return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its "single-risk" exposures on insured credits. Any increase in capital charges, if material, by S&P on FSA's insured portfolio would likewise be expected to have an adverse effect upon FSA's margin of safety under the S&P capital adequacy model and, ultimately, the Company's return on equity. The Company may seek to raise additional capital to replenish capital eliminated by S&P from its capital adequacy assessment of FSA due to any such reinsurer downgrades or increased capital charges.

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

Special Purpose Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ special purpose entities (SPEs) for a variety of purposes. A typical asset-backed transaction, for example, employs an SPE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the SPE or the underwriter, either via a bid process or on a sole source basis. SPEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over SPE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the SPE's assets. Specifically, as issuer of a financial guaranty insurance policy insuring the SPE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the SPE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the SPE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the SPE's assets to FSA. SPEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these SPEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Company's financial statements for September 30, 2002, the assets and liabilities of these SPEs have generally not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations.

        On June 28, 2002, the Financial Accounting Standards Board (FASB) published an Exposure Draft relating to consolidation of SPEs. The public comment period ended on August 30, 2002. A finalized pronouncement containing accounting guidance and implementation dates is expected in the fourth quarter of 2002. Until the FASB has completed this project, the Company cannot determine the impact on its financial statements of any new accounting standards that may be issued regarding SPEs.

Subsequent Events

        On November 6, 2002, the Company entered into an underwriting agreement with respect to an offering of $155.0 million of 6.25% Notes due 2102 and callable without premium or penalty in whole or in part at any time on or after November 26, 2007. The Company expects the offering to close on November 26, 2002. Interest on these notes will be paid quarterly beginning on February 1, 2003. Debt issuance costs of approximately $5.1 million will be amortized over the life of the notes. The Company intends to use $55.0 million of the proceeds of this issuance to redeem a portion of the Company's 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097, of which $130.0 million principal amount was outstanding at September 30, 2002. The 7.375% Senior QUIDS were issued on September 18, 1997, and became callable without premium or penalty on September 18, 2002. The redemption price will be equal to $55.0 million, plus interest accrued from September 30, 2002 through the redemption date. Unamortized debt issuance costs relating to the Senior QUIDS of $1.7 million at September 30, 2002, will be charged to earnings at the time of redemption.

Forward-Looking Statements

        This quarterly report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this release that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. The words "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to the Company's: growth in book value, adjusted book value, operating earnings, net income, premium originations or return on equity; business strategy; financial and operating targets or plans; incurred losses and the adequacy of its loss and loss adjustment expense reserves; projections of revenues, income (or loss), earnings (or loss), dividends, market share or other financial forecasts; expansion and growth of the business and operations; and future capital expenditures.

        These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in its forward-looking statements. These factors include: (1) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (2) competitive forces, including the conduct of other financial guaranty insurers in general; (3) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients; (4) changes in accounting principles or practices that may result in a decline in securitization transactions; (5) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (6) inadequacy of loss reserves established by the Company; (7) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; (8) downgrade or default of one or more of FSA's reinsurers; (9) the amount and nature of business opportunities that may be presented to the Company; (10) market conditions, including the credit quality and market pricing of securities issued; (11) capacity limitations that may impair investor appetite for FSA-insured obligations; 12) market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements and (13) other factors, most of which are beyond the Company's control.

        Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company's business or operations. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

        Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

        (b) Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
November 14, 2002	By	/s/ JEFFREY S. JOSEPH Jeffrey S. Joseph Managing Director & Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Robert P. Cochran, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Financial Security Assurance Holdings Ltd.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT P. COCHRAN Name: Robert P. Cochran Title: Chief Executive Officer

I, Joseph W. Simon, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Financial Security Assurance Holdings Ltd.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH W. SIMON Name: Joseph W. Simon Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the quarterly period ended September 30, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

QuickLinks

INDEX
PART I — FINANCIAL INFORMATION
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2002 and 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index