Form 10-K
period 2002-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2003-03-28
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12644

Financial Security Assurance Holdings Ltd.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3261323 (I.R.S. Employer Identification No.)
350 Park Avenue, New York, New York 10022 (Address of principal executive offices, including zip code)
(212) 826-0100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.950% Senior Quarterly Income Debt Securities Due 2098	New York Stock Exchange, Inc.
6 7/8% Quarterly Interest Bond Securities Due 2101	New York Stock Exchange, Inc.
6.25% Notes Due November 1, 2102	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Act). Yes ☐ No ☒

        The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 28, 2002 was $34,627,795. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were valued under the Company's director share purchase program on June 30, 2002.

        At March 14, 2003, there were outstanding 33,220,337 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 297,658 shares of treasury stock).

Documents Incorporated By Reference

        None

PART I

Item 1. Business.

General

        Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The claims-paying ability of FSA is rated "Triple-A" by the major securities rating agencies and obligations insured by FSA are generally awarded "Triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure asset-backed obligations and has been a leading insurer of asset-backed obligations (based on number of transactions insured) since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations. For the year ended December 31, 2002, the Company had gross premiums written of $803.7 million, of which 37% related to insurance of asset-backed obligations and 63% related to insurance of municipal obligations. At December 31, 2002, the Company had net par outstanding of $263.3 billion, of which 48% represented insurance of asset-backed obligations and 52% represented insurance of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through its subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, "CMS"). The amounts stated above exclude the inter-company insurance on GICs.

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

        FSA Global Funding Limited ("FSA Global"), in which the Company owns a 29% equity interest, is a special purpose funding vehicle engaged in the issuance of FSA-insured medium term notes. FSA Global is not consolidated with the Company for financial accounting purposes. FSA Global invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. At December 31, 2002, FSA Global had $8.9 billion principal amount of outstanding notes.

        CMS, wholly owned subsidiaries of the Company, are engaged in issuing FSA-insured GICs. Proceeds from the sale of GICs are lent to FSA Asset Management LLC ("FSAM"). FSAM generally invests in obligations that would qualify for FSA insurance with a view towards realizing a yield difference between its investments and its obligations. At December 31, 2002, CMS had $2.4 billion principal of outstanding GICs.

        FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing the investment portfolios of the Company and its affiliates. FSA Portfolio Management also owns various strategic and other investments originated from time to time by other members of the FSA group of companies.

        Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of FSA and its subsidiaries.

        FSA Services (Australia) Pty Limited, a wholly owned subsidiary of the Company, provides representative services with respect to financial guaranties issued by FSA and its subsidiaries in connection with financial transactions that have obligors or assets located in Australia.

        The Company is a subsidiary of Dexia Holdings Inc., which, in turn, is owned 90% by Dexia Crédit Local and 10% by Dexia S.A. ("Dexia"), a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

        When the Company commenced operations in 1985, it was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation, which subsequently changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Fire Insurance Co. Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

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

        In 1998, the Company and XL entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd ("XLFA"). In connection with the foregoing, XL acquired a minority interest in the Company. XL owns a minority interest in FSA International and the Company owns a minority interest in XLFA. XL is a major Bermuda-based insurance holding company.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which is an indirect, wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. At December 31, 2002, the only holders of the Company's common stock were Dexia Holdings, Inc., White Mountains and certain current and former directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11. Although the Company's common stock is no longer listed on the New York Stock Exchange ("NYSE") as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934 because certain of its debt securities were sold through public offerings and are listed on the NYSE.

        The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Paris, Singapore, Sydney, Tokyo and Bermuda.

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

        The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations employing transactional and financial skills to generate increased premium volume at attractive returns while minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of three trends: (i) expansion of asset securitization outside the residential mortgage sector; (ii) substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and municipal bond purchases by individuals who generally purchase insured obligations; and (iii) growing use of asset securitization and financial guaranty insurance in non-U.S. markets, due, in part, to a trend towards private financing initiatives for projects that have essential public purposes and regulatory changes encouraging or facilitating credit-enhanced transactions. The Company also anticipates continued demand over the long term for its GIC business and other asset management programs that employ financial guaranty insurance provided by FSA.

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

Business of FSA

General

        The business of FSA is managed by the Company's Management Committee, comprised of FSA's Chief Executive Officer, President, General Counsel, Chief Underwriting Officer, Chief Financial Officer and Managing Director in charge of its Asset Finance Group. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed and municipal obligations. In 1998, FSA commenced insuring medium term notes issued by FSA Global. In 2001, FSA commenced insuring GICs issued by CMS.

Asset-Backed Obligations

        Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt, small business loans and multi-family mortgage loans, monoline financial guarantors also insure asset-backed obligations secured by less diverse payment sources, such as multifamily real estate.

        Asset-backed obligations include funded and synthetic transactions. Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic asset-backed obligations generally take the form of credit default swap obligations or credit-linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        According to industry sources, the par volume of funded U.S. public asset-backed securities, including securities distributed under Rule 144A, since 1997, were as follows:

Year	New Issues of Funded U.S. Public Asset-Backed Securities(1)
(in billions)
1997	$207.6
1998	245.6
1999	254.7
2000	272.8
2001	324.6
2002	408.9

(1)
Information is from Asset-Backed Alert, January 11, 2002 and January 10, 2003, and includes corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, collateralized debt obligations, commercial paper, synthetic transactions and non-Rule 144A private placements. Data is subject to revision as additional information becomes available.

        According to industry sources, par volumes in certain other asset-backed markets from 2000 through 2002 were as follows:

Year	U.S. Public Issues of Private-Label Mortgage-Backed Securities(1)	Non-U.S. Asset-Backed Securities(1)	Worldwide Funded Collateralized Debt Obligations(1)
		(in billions)
2000	$65.8	$85.6	$78.5
2001	143.1	115.2	79.6
2002	213.8	115.5	72.1

(1)
Information is from Asset-Backed Alert, January 11, 2002 and January 10, 2003. Data is subject to revision as additional information becomes available.

        According to industry sources, the annual total of asset-backed par insured of financial guaranty insurance originated by monoline guarantors since 1997 were as follows:

Year	U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies(1)		Non-U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies
	(in billions)
1997	$79.8		$12.8
1998	103.6		16.5
1999	117.9		24.2
2000	116.1		55.2
2001	167.1		51.4
2002	N/A	(2)	N/A	(2)

(1)
Information is from a news release distributed by the Association of Financial Guaranty Insurors, April 17, 2002, and includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, except municipal obligations. Data is subject to revision as additional information becomes available.
(2)
Not available.

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

        Since the late 1990s, there has been significant growth in the market for funded and synthetic collateralized debt obligations ("CDOs"), which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors. The data with respect to funded CDOs in the table above excludes synthetic transactions and therefore fails to reflect the substantial growth in this sector. According to survey data published on the website of the International Swaps and Derivatives Association, Inc., www.isda.org, $1.6 trillion in notional principal amount of credit default swaps were outstanding in world markets at June 30, 2002, compared with $631.5 billion at June 30, 2001.

        Worldwide, the volume of asset-backed obligations insured by monoline guarantors exceeded the volume of municipal obligations insured by monoline guarantors for the first time in 1999 and again in 2000 and 2001, according to the Association of Financial Guaranty Insurors. Similarly, according to the December 31, 2002 statistical operating supplements published by the four largest monoline guarantors, those four companies insured, in the aggregate, asset-backed par volume of $216.1 billion, or 52% of the $413.8 billion total insured during 2002 by the four companies, despite a large increase in issuance of municipal bonds. The asset-backed financial guaranty business has grown because of expansion of U.S. and international asset-backed markets, the related opportunities for guarantors to improve the credit quality and diversification of their insured portfolios, high demand for credit enhancement on complex asset-backed issues, and the attraction of higher returns available in the asset-backed market.

Municipal Obligations

        Municipal obligations include bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, public housing and transportation authorities and other public and quasi-public entities. Municipal obligations are supported by the issuer's taxing power in the case of general obligation bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds and public private infrastructure financings.

        Until 1999, insurance of municipal obligations represented the largest portion of the financial guaranty insurance business. Both total issuance and refundings of U.S. municipal obligations increased in 1996, 1997 and 1998, primarily because of lower interest rates. In 1999, rising interest rates caused a steep decline in refundings, which was responsible for much of the decline in total issuance that year. The year 2000 saw a further decline in both total municipal issuance and percentage of municipal par insured benefiting from bond insurance, attributable in part to budget surpluses reducing borrowing needs, with strengthened municipal issuers having less need to employ bond insurance. In 2001, new issue volume grew substantially due, in part, to a declining interest rate environment, and insurance penetration returned to approximately the same level as in 1999. Volume increased dramatically in 2002 as low interest rates, diminished tax revenues and continuing needs for infrastructure investment drove municipalities to borrow on an unprecedented scale.

        The following table sets forth certain information regarding long-term U.S. municipal new issues sold during the periods indicated:

Insured Municipal Obligations(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
1995	$160.0	$68.5	42.8%
1996	185.0	85.7	46.3
1997	220.5	107.5	48.8
1998	286.7	145.5	50.7
1999	227.4	105.3	46.3
2000	200.7	79.5	39.6
2001	286.6	132.5	46.2
2002	357.9	176.7	49.4

(1)
Information is based on data provided in The Bond Buyer, January 7, 2003. Volume is expressed in terms of principal insured. Data is subject to revision as additional information becomes available.

GICs/Medium Term Notes

        The Company's GIC business, conducted through CMS, provides GICs to municipalities and other market participants. GICs written by CMS are insured by FSA. Municipal GICs are primarily used by holders to invest bond proceeds required to be maintained in a debt service reserve fund or construction fund for a bond issue. GICs provide for the return of principal and the payment of interest at a guaranteed rate. Amounts raised through the issuance of GICs are generally raised at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from the positive difference between the borrowing rate (the floating rate on the GICs) and the floating rate interest on the investments. These investments are owned, and the related risk management function is performed, by FSAM.

        FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements. At December 31, 2002, CMS had approximately $2.4 billion principal of GICs outstanding.

        The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds in U.S. dollars at LIBOR-based floating borrowing rates and invests its funds in obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes. At December 31, 2002, FSA Global had total assets and total liabilities of $9.2 billion and $9.2 billion, respectively. The foregoing assets and liabilities include assets and matched liabilities that are "economically defeased" in lease financings in which Company affiliates may play a number of financing roles. These "economically defeased" liabilities, and associated assets, are held in separate special purpose entities, FSA Global and Premier International Funding Co. At December 31, 2002 and 2001, FSA Global's "economically defeased" obligations were $6.7 billion and $2.0 billion, respectively. FSA Global's net income for the year ended December 31, 2002 and 2001 was $1.0 million and $0.6 million, respectively. FSA Global's net income is determined net of premiums paid by FSA Global to FSA. For the years ended December 31, 2002 and 2001, FSA Global paid premiums to FSA and another insurer of $7.7 million and $7.5 million, respectively. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Consolidated Financial Statements for December 31, 2002. As of December 31, 2002, there were no case basis reserves required for any transactions related to FSA Global.

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

        In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS®) Program provides insurance for asset-backed obligations trading in the secondary market. Likewise, FSA's Custody Receipt Program provides insurance for municipal obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of positions they already hold or plan to acquire or to increase the market liquidity of such positions. FSA's underwriting guidelines require the same underwriting standards on secondary market issues as on new security issues, although the evaluation procedures are typically abbreviated.

        FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps. FSA also issues surety bonds under its Sure-Bid® program, which provides an alternative to traditional types of good faith deposits on competitive municipal bond transactions.

        The following table indicates the Company's percentages of par amount (net of reinsurance) outstanding at December 31, 2002 and 2001 with respect to each type of asset-backed and municipal program:

Net Par Amount and Percentage Outstanding by Program Type

	December 31, 2002
	Asset-Backed Programs			Municipal Programs
	Net Par Amount Outstanding		Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding		Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$118,332	(1)	94.7%	$128,227		94.0%
Secondary Market	6,590		5.3	8,184		6.0

Total	$124,922	(2)	100.0%	$136,411	(3)	100.0%

	December 31, 2001
	Asset-Backed Programs			Municipal Programs
	Net Par Amount Outstanding		Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding		Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$104,274	(1)	95.0%	$97,505		93.0%
Secondary Market	5,507		5.0	7,290		7.0

Total	$109,781	(2)	100.0%	$104,795	(3)	100.0%

(1)
Excludes $2,430 million and $479 million, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

(2)
Excludes $1,171 million and $1,253 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2002 and 2001, respectively.

(3)
Excludes $766 million and $803 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2002 and 2001, respectively.

Insurance in Force

        FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, consumer or trade receivables, corporate loans and bonds, government debt and multifamily mortgage loans. Asset-backed obligations insured by FSA include payment obligations of counterparties and issuers under synthetic obligations such as credit default swaps and credit-linked notes structured to have risks similar to more traditional forms of asset-backed structures. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds and sale/leaseback obligation bonds. In 1990, FSA ceased writing insurance backed by commercial mortgage loans, and today retains only minor net insurance in force in that sector. FSA has also insured obligations of financial institutions and, on a short-term basis, obligations of highly rated corporate obligors. In recent years, FSA has insured obligations in connection with various cross-border and municipal leases. In some cases, FSA has insured obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a "second-to-pay" basis, following a default by both the underlying obligor and the first-to-pay financial guarantor.

        FSA has selectively expanded its insured portfolio in a manner intended to achieve diversification. At December 31, 2002, excluding $2.4 billion of net par outstanding of FSA-insured GICs, FSA and its subsidiaries had in force policies relating to 837 issues insuring approximately $152.9 billion in gross direct par amount outstanding of asset-backed obligations and 7,491 issues insuring approximately $200.5 billion in gross direct par amount outstanding of municipal obligations. In addition, at December 31, 2002, FSA had assumed pursuant to certain reinsurance contracts approximately $1.2 billion and $0.8 billion in par amount outstanding on asset-backed and municipal obligations, respectively, resulting in a total gross par amount outstanding of approximately $355.4 billion. At such date, the total net par amount outstanding, determined by reducing the gross par amount outstanding to reflect reinsurance ceded of approximately $92.1 billion, was approximately $263.3 billion. Net par data does not distinguish between quota share and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. At December 31, 2002, the weighted average life of the direct principal insured on these policies was approximately 3 and 13 years, respectively, for asset-backed and municipal obligations.

Asset-Backed and Other Non-Municipal Obligations

        FSA's insured portfolio of asset-backed obligations is divided into five major categories:

        Domestic Residential Mortgage Loans.    Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the "sub-prime" sector, featuring lower quality borrowers mitigated by higher levels of subordination and/or excess spread. In recent years, FSA has also insured "net interest margin" ("NIM") securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA has generally declined to participate in securitizations of so-called "high cost mortgage loans," characterized by very high interest rates or "points and fees" and subject to restrictive federal and state regulations.

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

        Domestic Pooled Corporate Obligations.    Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations", "collateralized loan obligations" (collectively, "collateralized debt obligations" or "CDOs") and comparable risks under credit default swap obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities. Obligations under credit default swaps ("CDS") represent a growing percentage of this sector, comprising approximately 67% at December 31, 2002 on the basis of net par outstanding. CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit events" specified in the credit default swap. FSA generally addresses these risks by requiring large "deductibles" as a condition to payment under CDS insured by FSA.

        Other Domestic Non-Municipal Obligations.    Other domestic non-municipal obligations include bonds or other securities backed by government securities, letters of credit or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria. Other domestic non-municipal obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor owned utilities. In each case, these bonds are secured by a mortgage on property owned by or leased to an investor-owned utility.

        International Asset-Backed Obligations.    International asset-backed obligations include obligations of non-domestic portions of funded and synthetic CDOs, securitizations of perpetual floating rate notes of non-domestic banks, obligations of non-domestic investor owned utilities and other obligations having international aspects but otherwise within the asset-backed categories described above.

Municipal Obligations

        FSA's insured portfolio of municipal obligations is divided into eight major categories:

        Domestic General Obligation Bonds.    General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes sufficient in an amount to provide for the full payment of the bonds.

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

        Domestic Health Care Revenue Bonds.    Health care revenue bonds include both long-term maturities for capital construction or improvements of health care facilities and medium-term maturities for equipment purchase, typically secured by an underlying note of the not-for-profit corporation owning and operating the individual hospital or health care system.

        Domestic Tax-Supported (Non-General Obligation) Bonds.    Tax-supported (non-general obligation) bonds include a variety of bonds that, though not full faith and credit general obligations, are supported by a specific or discrete source of taxation of the issuer, and include tax-backed revenue bonds and general fund obligations of the issuer, such as lease revenue bonds. Tax-backed revenue bonds may be secured by a lien on pledged tax revenues, such as revenues from special taxes, including retail sales and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments, levied against property owners, which benefit from covenants by the issuer to levy, collect and enforce collections and to foreclose on delinquent properties. Lease revenue bonds or certificates of participation ("COPs") are usually general fund obligations subject to annual appropriation or abatement. The projects financed by lease revenue bonds or COPs are generally real property or equipment that, in the case of annual appropriation or abatement leases, FSA deems to serve an essential public purpose (e.g., schools, prisons, courts).

        Domestic Transportation Revenue Bonds.    Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

        Other Domestic Municipal Bonds.    Other domestic municipal bonds insured by FSA include college and university (primarily public or state-supported) revenue bonds, moral obligation bonds, financings for stadiums, resource recovery bonds and debt issued, guarantied or otherwise supported by domestic national or local governmental entities.

        International Municipal Obligations.    International municipal obligations include obligations of sovereign and sub-sovereign non-domestic municipal issuers, project finance transactions involving projects leased to or supported by payments from non-domestic governmental or quasi-governmental entities, toll road transactions supported by toll revenues, obligations arising under leases of equipment or facilities by non-domestic municipal obligors, non-domestic municipal utility revenue bonds and other obligations having international aspects but otherwise within the municipal categories described above.

        A summary of FSA's insured portfolio at December 31, 2002 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance.

Summary of Insured Portfolio at December 31, 2002(1)(2)

	Number of Issues In Force	Net Par Amount Outstanding	Net Par and Interest	Percent of Net Par and Interest
	(dollars in millions)
Asset-backed obligations
Residential mortgages	358	$21,604	$24,980	6.9%
Consumer receivables	79	18,776	20,257	5.6
Pooled corporate obligations	185	48,613	52,895	14.6
Other domestic asset-backed obligations	90	3,233	4,613	1.3
International obligations	128	33,867	35,741	9.9

Total asset-backed obligations	840	126,093	138,486	38.3

Municipal obligations
General obligation bonds	4,692	52,786	80,182	22.1
Housing revenue bonds	196	5,834	11,186	3.1
Municipal utility revenue bonds	889	23,442	38,883	10.7
Health care revenue bonds	165	5,970	10,605	2.9
Tax-supported (non-general obligation) bonds	901	27,556	43,658	12.1
Transportation revenue bonds	101	7,640	14,666	4.1
Other domestic municipal bonds	632	9,304	14,431	4.0
International obligations	67	4,645	9,960	2.7

Total municipal obligations	7,643	137,177	223,571	61.7

Total	8,483	$263,270	$362,057	100.0%

(1)
Excludes $2,430 million and $3,199 million in net par amount outstanding and net par and interest, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

(2)
Includes 837 asset-backed issues and 7,491 municipal issues directly insured by FSA with the balance having been assumed by FSA under reinsurance contracts.

Obligation Type

        The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2002	2001	2000	1999	1998
Asset-backed and other non-municipal obligations
Residential mortgages	9%	16%	10%	14%	16%
Consumer receivables	10	12	20	20	16
Pooled corporate obligations	15	25	20	14	9
Other domestic non-municipal obligations(1)	1	1	1	0	1
International obligations	17	19	21	11	2

Total asset-backed obligations	52	73	72	59	44

Municipal obligations
General obligations bonds	19	12	11	19	22
Housing revenue bonds	2	1	3	2	2
Municipal utility revenue bonds	9	5	3	5	9
Health care revenue bonds	1	1	1	2	6
Tax-supported (non-general obligation) bonds	8	5	5	8	10
Transportation revenue bonds	4	1	2	2	2
Other domestic municipal bonds	3	1	2	3	5
International bonds(1)	2	1	1	0	0

Total municipal obligations	48	27	28	41	56

Total	100%	100%	100%	100%	100%

(1)
Percentages of 0 represent amounts that are less than .5% of the total.

(2)
Excludes $2.0 billion and $0.5 billion, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

Terms to Maturity

        The table below sets forth the estimated terms to maturity of FSA's policies at December 31, 2002 and 2001:

Estimated Terms to Maturity of Net Par of Insured Obligations(1)

	December 31, 2002		December 31, 2001
Estimated Term to Maturity	Asset- Backed(2)	Municipal	Asset- Backed(2)	Municipal
	(in millions)
0 to 5 years	$64,158	$8,781	$39,913	$4,483
5 to 10 years	33,908	18,221	32,373	12,508
10 to 15 years	4,781	31,936	11,763	22,738
15 to 20 years	1,667	33,809	1,260	29,101
20 years and above	21,579	44,430	25,725	36,768

Total	$126,093	$137,177	$111,034	$105,598

(1)
Based on estimates made by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(2)
Excludes $2,430 million and $479 million, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

Issue Size

        The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 2002:

Asset-Backed—Original Net Par Amount Per Issue(1)(2)

Original Net Par Amount	Number of Policies	Percent of Total Number of Issues	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	655	29.1%	$648	0.5%
$10 to $25 million	260	11.6	1,347	1.1
$25 to $50 million	250	11.1	2,957	2.4
$50 million or greater	1,084	48.2	119,969	96.0

Total	2,249	100.0%	$124,921	100.0%

(1)
Excludes $1,171 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

(2)
Excludes $2,430 million and $479 million, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

Municipal—Original Net Par Amount Per Issue(1)

Original Net Par Amount	Number of Policies	Percent of Total Number of Issues	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	11,214	71.2%	$28,486	20.9%
$10 to $25 million	2,559	16.2	24,766	18.2
$25 to $50 million	972	6.2	19,477	14.3
$50 million or greater	1,004	6.4	63,682	46.6

Total	15,749	100.0%	$136,411	100.0%

(1)
Excludes $766 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

Geographic Concentration

        In its asset-backed business, FSA considers geographic concentration as a factor in underwriting insurance for securitizations of pools of assets, such as residential mortgage loans or consumer receivables. However, after the initial issuance of an insurance policy relating to such securitizations, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not considered a significant credit factor given other more relevant measures of diversification, such as issuer or industry diversification.

        FSA seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of FSA's net par amount outstanding of insured municipal securities:

Municipal Insured Portfolio by Jurisdiction
at December 31, 2002

Jurisdiction	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding
	(dollars in millions)
California	837	$19,379	14.1%
New York	550	13,256	9.7
Texas	615	10,052	7.3
Pennsylvania	580	8,496	6.2
Florida	230	7,602	5.5
Illinois	580	6,697	4.9
New Jersey	445	6,322	4.6
Washington	239	5,020	3.7
Massachusetts	172	4,088	3.0
Michigan	340	3,864	2.8
Wisconsin	393	3,529	2.6
All other U.S. jurisdictions	2,622	45,399	33.1
International	40	3,473	2.5

Total	7,643	$137,177	100.0%

        The Company's revenues from external customers attributed to the United States and all foreign countries during each of the Company's last three fiscal years is shown below:

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
U.S.	$386,808	$364,817	$269,042
International	33,290	13,837	9,606

Total revenues	$420,098	$378,654	$278,648

Issuer Concentration

        FSA has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by Standard & Poor's Ratings Services ("S&P") to measure the at-risk amount (worst case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds insured by it. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 2002, insurance of asset-backed obligations constituted 48% of FSA's net par outstanding and insurance of municipal obligations constituted 52% of FSA's net par outstanding. At such date, FSA's ten largest net insured asset-backed transactions represented $17.0 billion, or 6.5%, of its total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $8.1 billion, or 3.1%, of its total net par amount outstanding. In light of FSA's substantial use of first loss reinsurance in the asset-backed sector, net par data tends to overstate FSA's net risk exposure. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names appear in FSA-insured CDO transactions, but such exposures are not aggregated for purposes of identifying FSA's largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. FSA is also subject to regulatory limits and rating agency guidelines on exposures to single credits.

Credit Underwriting Guidelines, Standards and Procedures

        Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy written or reinsured by FSA is designed to meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee that periodically reviews completed transactions to ensure conformity with underwriting guidelines and standards.

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

        FSA's underwriting guidelines for municipal obligations require that a transaction be rated investment grade by Moody's Investors Service, Inc. ("Moody's") or S&P or, in the alternative, that the credit quality of the obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the obligation.

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

        Final transaction approval is obtained from FSA's Management Review Committee (the "MRC") for asset-backed transactions and from FSA's Municipal Underwriting Committee (the "MUNC") for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The MRC is comprised of FSA's Chief Executive Officer, President, Chief Underwriting Officer, Chief International Underwriting Officer, General Counsel, Associate General Counsel for Asset-Backed Transactions and a senior underwriting officer. The Chief Executive Officer, President and General Counsel do not participate in MRC meetings for transactions not classified as presenting new issues. The MUNC is comprised of FSA's Chief Executive Officer, President, Chief Municipal Underwriting Officer, Managing Director of Public Finance, Associate General Counsel for Municipal Transactions and Managing Director for Municipal Oversight. Following approval, minor transaction modifications may be approved by the Chairs of the underwriting groups. Major changes require the concurrence of the appropriate underwriting committee. Subject to applicable limits, secondary market and portions of senior classes of asset-backed transactions that meet certain credit and return criteria may be approved by one member of FSA's Risk Management Group and the head of the department involved, with a third signature required from a member of the Risk Management Group for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee comprised of the Chief Municipal Underwriting Officer or the Managing Director for Municipal Oversight, or Associate General Counsel for Municipal Transactions and any one of certain managing directors and directors designated by the MUNC.

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

Transaction Oversight and Transaction Services

        FSA's Transaction Oversight Departments and TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Underwriting Officer and Chief Municipal Underwriting Officer. This function also reports to a Risk Management Committee comprised of FSA's

Chief Underwriting Officer, Chief Municipal Underwriting Officer, Chief International Underwriting Officer and a senior underwriting officer, with FSA's Chief Executive Officer, President, General Counsel and Chief Financial Officer as ex officio members. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

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

Loss Reserves

        FSA establishes a case basis reserve for the net present value of an estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The case basis reserve represents FSA's estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. For CDOs, the need for a case basis reserve is assessed when the overcollateralization ratio (non-defaulted collateral at par divided by the debt insured) has fallen below 100%.

        In addition to its case basis reserves, FSA maintains a non-specific general reserve in order to account for unidentified risks inherent in its overall portfolio, that is, when the loss cannot be attributed to a particular insured obligation. FSA does not consider traditional actuarial approaches used in the property/casualty insurance industry to be applicable to the determination of its loss reserves because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty industry generally to establish a meaningful statistical base. The general reserve amount is calculated by applying a loss factor to the total net par amount of FSA's insured obligations outstanding over the term of such insured obligations and discounting the result at the then current risk-free rate. The loss factor used for this purpose has been determined based upon an independent rating agency study of bond defaults and FSA's portfolio characteristics and history. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience (see discussion below). The general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. To the extent that any such future additions to case basis reserves are applied from the available general reserve, there will be no impact on the Company's earnings for that period. To the extent that additions to case basis reserves for any period are not applied from the general reserve, the excess will be charged against the Company's earnings for that period. Any addition to the general reserve which results from applying the loss factor to net par written will result in a charge to earnings at that time. FSA maintains losses and loss adjustment expense reserves in an amount believed by its management to be sufficient to pay the net present value of its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured.

        Activity in the liability for losses and loss adjustment expenses, consisting of case basis and general reserves, is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Balance at January 1	$114,428	$116,336	$87,309
Less reinsurance recoverable	28,880	24,617	9,492

Net balance at January 1	85,548	91,719	77,817
Incurred losses and loss adjustment expenses:
Current year	21,133	8,203	6,672
Prior years	44,480	4,294	2,731
Recovered (paid) losses and loss adjustment expenses:
Prior years	(3,493)	(18,668)	4,499

Net balance December 31	147,668	85,548	91,719
Plus reinsurance recoverable	75,950	28,880	24,617

Balance at December 31	$223,618	$114,428	$116,336

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management analyzed all CDO transactions in its insured portfolio that breached overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate was calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (b) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case basis reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above.

Application of this methodology resulted in recording $68.8 million in gross case basis reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximate $14.9 million that would have been accrued using the prior assumptions. Management expects future reserve contributions to be approximately double the amounts under the prior practice, exclusive of the additions to the general reserve as a result of the insured CDO portfolio of $41.1 million in 2002.

        During 2000, the Company increased its general reserve by $9.4 million, of which $6.7 million was for originations of new business and $2.7 million was for the accretion of the discount on prior years' reserves. Also during 2000, the Company transferred to the general reserve $2.0 million, representing recoveries received on prior-year transactions, and transferred $1.2 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $65.2 million at December 31, 2000.

        During 2001, the Company increased its general reserve by $12.5 million, of which $8.2 million was for originations of new business and $4.3 million was for the accretion of the discount on prior years' reserves. Also during 2001, the Company transferred to the general reserve $0.1 million, representing recoveries received on prior-year transactions, and transferred $8.7 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $69.1 million at December 31, 2001.

        During 2002, the Company increased its general reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for originations of new business and $3.4 million was for the accretion of the discount on prior years' reserves. Also during 2002, the Company transferred to the general reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $89.7 million at December 31, 2002.

        Reserves for losses and loss adjustment expenses are discounted at the then current risk-free rates for the general reserve and at rates between 4.77% and 6.1% for case basis reserves. The cumulative amount of discount taken was approximately $44.7 million, $29.6 million and $28.7 million at December 31, 2002, 2001 and 2000, respectively.

        Since reserves are necessarily based on estimates and because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty insurance industry generally to establish a meaningful statistical base, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

Competition and Industry Concentration

        FSA faces competition from both other providers of and alternatives to third-party credit enhancement. The majority of asset-backed and municipal obligations are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. FSA also faces competition from other Triple-A rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA"), XL Capital Assurance Inc. ("XLCA") and CDC-IXIS Financial Guaranty ("CIFG"). Two market participants previously engaged directly or through affiliates primarily in reinsurance (ACE Guaranty Inc. and Radian Asset Guaranty Inc.) have announced a greater commitment to the primary financial guaranty insurance market. Although FGIC has limited its business in recent years primarily to underwriting certain categories of municipal risks, the owner of FGIC has indicated that FGIC may be sold, raising the prospect that FGIC's new owner would allow FGIC to compete more broadly in asset-backed and municipal sectors not presently being serviced by FGIC. Likewise, XLCA and CIFG, as new entrants to the market, may provide increasing competition to more established market participants such as FSA as they attempt to grow their market share.

        Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers also provide significant competition to FSA as providers of credit enhancement for asset-backed obligations. While actions by securities rating agencies in recent years have significantly reduced the number of Triple-A rated financial institutions that can offer a product directly competitive with FSA's Triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts, provided by banks, continue to provide significant competition to FSA. In addition, credit default swaps, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Recent legislation may facilitate the direct participation by bank affiliates in the U.S. insurance business, including the financial guaranty insurance business. In addition, government sponsored entities, including Fannie Mae and Freddie Mac, compete with the monoline financial guaranty insurers, on a limited basis, in the mortgage-backed and multifamily sectors. Expansion of the business franchises by government sponsored entities, as well as potential new entrants into the financial guaranty sector such as Federal Home Loan Banks and state pension funds, present additional competitive challenges to private sector participants such as FSA.

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

        FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by United States government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting practices. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and leverage ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry leverage ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first loss reinsurance. In light of FSA's substantial use of first loss reinsurance in the asset- backed sector, the data below tends to overstate FSA's risk leverage in comparison to its industry counterparts.

	December 31,
	2002		2001	2000
	(dollars in millions)
Financial guaranty primary insurers, excluding FSA(1)
Leverage ratio	N/A	(2)	148:1	149:1
FSA(3)
Gross insurance in force	$512,233		$422,296	$321,754
Net insurance in force	$365,256		$300,637	$225,426
Qualified statutory capital	$1,876		$1,594	$1,437
Leverage ratio	195:1		189:1	157:1

(1)
Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 2001 and 2000.

(2)
Not available.

(3)
Includes gross and net insurance in force of $3,199 million for 2002 and $594 million for 2001, relating to FSA-insured GICs issued by CMS.

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

        FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to meet rating agency, internal and state insurance regulatory limits; to diversify risks; to reduce the need for additional capital; and to strengthen financial ratios. At December 31, 2002, FSA had reinsured approximately 26.0% of its principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess of loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

        FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. Treaty reinsurance provides coverage for a portion of the exposure from all qualifying policies issued during the term of the treaty. In addition, FSA employs "automatic facultative" reinsurance that permits FSA to apply reinsurance to transactions selected by it subject to certain limitations. The reinsurer's participation in a treaty is either cancelable annually upon 90 days' prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer and the occurrence of certain other conditions, FSA generally has the right to reassume all of the business reinsured. As required by applicable state law, reinsurance agreements may be subject to certain other termination conditions.

        Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2002 were American Re-insurance Company, ACE Guaranty Inc., Radian Reinsurance Inc. (formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance Company, Tokio Marine and XLFA.

        Securities rating agencies allow FSA "credit" for reinsurance based upon the reinsurer's ratings. Generally, 100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In recent years, a number of FSA's reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agencies. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under the rating agency capital adequacy models.

        FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserves ("Statutory Capital") at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's annual net incurred losses and expenses exceeds FSA-UK's annual net earned premiums plus draws on FSA-UK's equalization reserves to pay incurred losses. Under this agreement, FSA-UK ceded to FSA approximately 99% of its retention after other reinsurance of its policies issued in 2002.

Rating Agencies

        The value of the insurance product sold by FSA is generally a function of the "rating" applied to obligations insured by FSA. The insurance financial strength, insurer financial strength and claims-paying ability, as the case may be, of FSA and its operating insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch Ratings and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies. These rating agencies periodically review the business and financial condition of FSA, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's Triple-A rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

        Moody's and S&P apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered in assessing capital adequacy include: (i) capital charges or other assessments of credit risks for FSA's insured portfolio; (ii) the quality of FSA's investment portfolio; (iii) the degree of risk embedded in FSA's GIC business; (iv) the credit quality of FSA's reinsurers and the type of reinsurance provided thereby; (v) credit lines and other capital support arrangements ("soft capital"); (vi) premium revenues expected to be generated from outstanding policies; and (vii) anticipated future new business originations and anticipated future losses. Given the importance of its ratings to its on-going business, underwriting and business decisions by FSA generally include an analysis of the impact on rating agency capital determinations in addition to other measures of creditworthiness. Reference is made to the published reports of Moody's and S&P regarding FSA, the Company, capital adequacy models and the bond insurance business in general for further information on such subjects, as well as FSA's relative standing to its industry peers using various yardsticks considered material by the rating agencies, including capital adequacy and profitability.

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

        Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of (i) the insured average annual debt service for a single risk or (ii) the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves, subject to certain conditions. Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Single risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations.

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

Dividend Restrictions

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, rating agency confirmation of non-impairment of FSA's ratings and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York ("New York Insurance Law") and other states. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (ii) adjusted net investment income during this period. Based upon FSA's statutory statements for the year ended December 31, 2002, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $114.0 million. In 2002 and 2001, FSA International paid a preferred dividend of $8.7 million and $1.6 million, respectively, to its minority interest owner.

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

Investment Portfolio

        FSA's primary objective in managing its investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. FSA's investment portfolio, excluding the investments of the proceeds of FSA-insured GIC's managed by FSAM (the "GIC Portfolio"), is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. FSA's investment management is overseen by an Investment Committee comprised of FSA's Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer and Treasurer. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least "Single-A" at acquisition and the overall portfolio be rated "Double-A" on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage pass-through instruments. Formerly, the Company and its subsidiaries also invested a small portion of their portfolios in equity securities and/or convertible debt securities. The Company has investments in various strategic partners, including (i) XLFA; (ii) Fairbanks Capital Holding Corp. (Fairbanks), which owns a residential mortgage loan servicer; (iii) creditex, Inc., which operates an exchange for credit-derivative products; and (iv) TheMuniCenter, L.L.C., which operates an on-line exchange for municipal bonds. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

        The weighted average maturity of the Company's investment portfolio, excluding the GIC Portfolio, at December 31, 2002 was approximately 8.5 years. The Company's current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The following tables set forth certain information concerning the investment portfolio of the Company, excluding the GIC Portfolio:

Investment Portfolio by Rating
at December 31, 2002(1)

Rating	Percent of Investment Portfolio
AAA(2)	75.8%
AA	19.7
A	4.5

100.0%

(1)
Ratings are for the long-term fixed income portfolio (87.4% of the investment portfolio, excluding the GIC Portfolio, as of December 31, 2002) and are based on the higher of Moody's or S&P ratings available at December 31, 2002.

(2)
Includes U.S. Treasury and agency obligations, which comprised 2.3% of the portfolio at December 31, 2002. 8.7% of the portfolio is rated AAA by virtue of insurance provided by FSA.

Summary of Investments

	December 31,
	2002		2001		2000
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long-term investments:
Taxable bonds	$580,482	5.49%	$544,691	6.79%	$494,038	7.28%
Tax-exempt bonds	2,034,691	5.48	1,692,288	5.64	1,504,105	5.74

Total long-term investments	2,615,173	5.48	2,236,979	5.92	1,998,143	6.12
Short-term investments(2)	250,697	1.46	166,248	1.82	75,980	6.09

Total investments(3)	$2,865,870	5.13%	$2,403,227	5.63%	$2,074,123	6.12%

(1)
Yields are stated on a pre-tax basis.

(2)
Includes taxable and tax-exempt investments and excludes cash equivalents of $125.0 million, $52.5 million and $45.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(3)
Excludes stocks at cost of $0, $10.0 million and $10.0 million for 2002, 2001 and 2000, respectively.

Investment Portfolio by Security Type

	December 31,
	2002		2001		2000
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
U.S. government securities	$68,429	5.16%	$81,149	5.79%	$51,726	6.28%
Mortgage-backed securities	252,970	6.02	229,063	7.12	234,419	7.43
Municipal bonds	2,034,691	5.48	1,692,288	5.64	1,504,105	5.74

Asset-backed securities	74,781	3.99	44,862	7.31	37,867	7.86
Corporate securities	184,302	5.48	183,837	6.66	154,786	7.04
Foreign securities			5,780	7.66	15,240	7.91

Total fixed maturities	2,615,173	5.48	2,236,979	5.92	1,998,143	6.12
Short-term investments(2)	250,697	1.46	166,248	1.82	75,980	6.09

Total investments(3)	$2,865,870	5.13%	$2,403,227	5.63%	$2,074,123	6.12%

(1)
Yields are stated on a pre-tax basis.

(2)
Includes taxable and tax-exempt investments and excludes cash equivalents of $125.0 million, $52.5 million and $45.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(3)
Excludes stocks at cost of $0, $10.0 million and $10.0 million for 2002, 2001 and 2000, respectively.

Distribution of Investments by Maturity

	December 31,
	2002		2001		2000
Investment Category	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(in thousands)
Due in one year or less(1)	$251,696	$251,724	$173,299	$173,508	$76,058	$76,058
Due after one year through five years	149,770	156,384	97,641	101,078	94,865	95,675
Due after five years through ten years	269,917	297,690	202,137	210,863	154,535	161,943
Due after ten years	1,866,736	2,036,604	1,656,225	1,726,301	1,476,380	1,566,942
Mortgage-backed securities	252,970	261,033	229,063	237,137	234,419	240,223
Asset-backed securities	74,781	77,025	44,862	46,630	37,866	38,455

Total investments(2)	$2,865,870	$3,080,460	$2,403,227	$2,495,517	$2,074,123	$2,179,296

(1)
Includes short-term investments in the amount of $250.7 million, $166.2 million and $76.0 million at December 31, 2002, 2001 and 2000, respectively, but excludes cash equivalents of $125.0 million, $52.5 million and $45.8 million, respectively.

(2)
Excludes stocks at cost of $0, $10.0 million and $10.0 million for 2002, 2001 and 2000, respectively.

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	December 31, 2002
Investment Category	Par Value	Amortized Cost	Estimated Market Value
	(in thousands)
Pass-through securities—U.S. Government agency	$218,899	$221,522	$228,885
CMO's—U.S. Government agency	4,443	4,569	4,557
CMO's—non-agency	27,016	26,879	27,591

Total mortgage-backed securities	$250,358	$252,970	$261,033

        The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMO's"), which are secured by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, at December 31, 2002, Triple-A rated CMO's, which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as the government agency-backed securities.

        The CMO's held at December 31, 2002 have stated maturities ranging from 1 to 30 years, and expected average lives ranging from 1 to 11 years based on anticipated prepayments of principal. None of the Company's holdings of CMO's is subject to extraordinary interest rate sensitivity. At December 31, 2002, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

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

GIC Portfolio

        The following tables set forth certain information concerning the GIC Portfolio:

Investment Portfolio by Rating
at December 31, 2002(1)

Rating	Percent of Investment Portfolio
AAA	96.6%
AA	0.9
A	0.7
Other	1.8

100.0%

(1)
Ratings are for the long-term fixed income portfolio (99.7% of the investment portfolio) as of December 31, 2002, and are based on the higher of Moody's or S&P ratings available at December 31, 2002. 9.4% of the portfolio is rated AAA by virtue of insurance provided by FSA. For purposes of the foregoing, the GIC bond portfolio excludes $523.5 million of FSA-insured securities issued in connection with refinancing transactions.

Summary of Investments

	December 31,
	2002		2001
Investment Category	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long-term investments:
Taxable bonds	$1,800,106	3.26%	$428,016	3.83%

Total long-term investments	1,800,106	3.26	428,016	3.83
Short-term investments(2)	4,632	1.06	181,043	1.86

Total investments	$1,804,738	3.26%	$609,059	3.24%

(1)
Yields are stated on a pre-tax basis. Substantially all investments bear or were converted into LIBOR based floating rates.

(2)
Excludes cash equivalents of $0 million and $47.0 million for the years ended December 31, 2002 and 2001, respectively.

Investment Portfolio by Security Type

	December 31,
	2002		2001
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Mortgage-backed securities	$556,922	5.14%	$95,089	5.96%
Municipal bonds	5,236	6.60	5,245	6.60
U.S. government securities	99,768	5.26
Asset-backed securities	1,091,557	2.14	286,069	3.12
Corporate securities	46,623	2.90	41,613	3.62

Total fixed maturities	1,800,106	3.26	428,016	3.83
Short-term investments(2)	4,632	1.06	181,043	1.86

Total investments	$1,804,738	3.26%	$609,059	3.24%

(1)
Yields are stated on a pre-tax basis.

(2)
Excludes cash equivalents of $0 million and $47.0 million at December 31, 2002 and 2001, respectively.

Distribution of Investments by Maturity

	December 31, 2002
Investment Category	Amortized Cost	Estimated Market Value
	(in thousands)
Due in one year or less(1)	$22,537	$22,525
Due after one year through five years	28,718	28,961
Due after five year through ten years	49,768	50,750
Due after ten years	55,236	63,741
Mortgage-backed securities	556,922	573,105
Asset-backed securities	1,091,557	1,092,862

Total investments	$1,804,738	$1,831,944

(1)
Includes short-term investments in the amount of $4.6 million and $181.0 million and excludes cash equivalents of $0 million and $47.0 million at December 31, 2002 and 2001, respectively.

        The mortgage-backed securities included in the GIC Portfolio included pass-through certificates of $550.1 million and $549.5 million at amortized cost and market value, respectively. These securities are rated Triple-A and are highly liquid with readily determinable market prices.

Employees

        At December 31, 2002, the Company and its subsidiaries had 317 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Available Information

        The Company makes available, free of charge on or through its website, http://www.FSA.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the Securities and Exchange Commission.

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

        In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts; (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity; and (iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include: (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients; (iv) changes in accounting principles or practices that may result in a decline in securitization transactions; (v) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (vi) inadequacy of loss reserves established by the Company; (vii) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; (viii) downgrade or default of one or more of FSA's reinsurers; (ix) the amount and nature of business opportunities that may be presented to the Company; (x) market conditions, including the credit quality and market pricing of securities issued; (xi) capacity limitations that may impair investor appetite for FSA-insured obligations; (xii) market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements; (xiii) adequacy of losses and loss adjustment expense reserves; (xiv) prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA; and (xv) other factors, most of which are beyond the Company's control. The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

Item 2. Properties.

        The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 79,000 square feet of office space, are under lease agreements, which generally expire in 2005. The Company's telephone number at its principal executive offices is (212) 826-0100. FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Paris (France), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        On July 5, 2000, the Company completed a merger (the "Merger") in which the Company became an indirect wholly owned subsidiary of Dexia S.A., a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia S.A. also indirectly acquired the Company's redeemable preferred stock and caused such stock to be contributed to the Company's capital. As a consequence of these actions, there is no longer an established public trading market for the Company's common stock, and bid quotations are not reported or otherwise available. As of March 2003, the only holders of the Company's common stock were Dexia Holdings, Inc.; an affiliate of White Mountains Insurance Group Ltd. (a major shareholder of the Company prior to the Merger) and seven current and former directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

        The Company did not pay any dividends during the year following the Merger. The Company paid a dividend on its Common Stock of $0.76125 per share (comprised of a regular quarterly dividend of $0.17625 per share and a special dividend of $0.585 per share intended as a "catch-up" for regular quarterly dividends omitted for the four prior quarters) for the quarter ended September 30, 2001, and of $0.17625 per share for the quarter ended December 31, 2001 and each of the first two quarters of 2002. During the third quarter of 2002, the Company determined that it would suspend payment of dividends for the immediate future. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters—Dividend Restrictions."

        Information about securities available for issuance under the Company's equity compensation plans is set forth under the caption "Securities Available Under Equity Compensation Plans" in Item 12.

Item 6. Selected Financial Data

        The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	2002	2001	2000		1999	1998
	(dollars in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written	$803.7	$485.6	$372.3		$362.7	$319.3
Net premiums written	532.7	319.6	218.1		230.4	219.9
Net premiums earned	314.9	231.0	192.1		175.0	137.9
Net investment income	139.1	128.9	121.1		94.7	78.8
GIC operations net interest margin	7.8	(0.2)
Net income	181.1	209.5	63.3	(d)	125.4	115.4
BALANCE SHEET DATA(a)
Total investments	$5,037.4	$3,214.1	$2,234.9		$2,140.0	$1,874.8
Total assets	7,027.5	4,306.9	3,148.7		2,905.6	2,452.3
Deferred premium revenue, net	892.6	669.5	582.7		559.0	504.6
Losses and loss adjustment expense reserve, net	147.7	85.5	91.7		77.8	65.6
Notes payable	430.0	330.0	230.0		230.0	230.0
GICs	2,449.0	600.0
Preferred stock					0.7	0.7
Common shareholders' equity	1,868.4	1,636.0	1,465.7		1,252.0	1,065.4
ADDITIONAL DATA
Qualified statutory capital(b)	$1,876.1	$1,593.6	$1,436.7		$1,320.1	$1,037.7
Total claims-paying resources(b)(c)	$3,819.1	$3,217.3	$2,805.1		$2,592.3	$2,119.6
Net par outstanding(b)	$265,700.4	$217,110.8	$154,019.8		$129,938.0	$104,673.0
Net insurance in force (principal + interest)(b)	$365,256.1	$300,637.1	$225,426.4		$195,571.0	$159,995.0
Policyholders' leverage (risk-to-capital ratio)(b)	195:1	189:1	157:1		148:1	154:1
Total dividends	$20.4	$32.7	$7.9		$14.1	$12.8

(a)
Prepared in accordance with accounting principles generally accepted in the United States of America. Deferred premium revenue shown above is net of prepaid reinsurance premiums. Losses and loss adjustment expenses are shown net of reinsurance recoverables on unpaid losses.

(b)
Amounts are FSA separate company statutory data and therefore include amounts relating to FSA-insured GICs issued by CMS.

(c)
The sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, and credit available under standby line of credit (soft capital) facility.

(d)
$138.8 million of net income excluding merger-related costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Management and investors consider the following measures important in analyzing the financial results of the Company: adjusted book value, operating earnings and gross present value of originations (PV originations). However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP) and should not be considered as substitutes for shareholders' equity (book value), net income and gross premiums written.

Year Ended December 31, 2002 versus Year Ended December 31, 2001

        Book value of the Company at December 31, 2002 and 2001 was $1,868.4 million and $1,635.9 million, respectively.    Management and some equity analysts use adjusted book value as a proxy for the Company's intrinsic value, exclusive of franchise value. It is defined as book value plus the after-tax present value of net deferred premium revenue, installment premiums and future net interest margin less deferred expenses. Following is a reconciliation of book value to adjusted book value:

	December 31,
	2002	2001
	(in millions)
Book value(1)	$1,868.4	$1,635.9
After-tax value of:
Net deferred premium revenue, net of deferred acquisition cost	407.6	274.0
Present value of installment premiums and future net interest margin	411.3	384.6

Adjusted book value	$2,687.3	$2,294.5

(1)
Includes the effect of after-tax unrealized gains in the investment portfolio, which was $134.7 million at December 31, 2002 and $63.0 million at December 31, 2001.

        During 2002, adjusted book value, including dividends, grew 13.9% excluding realized and unrealized capital gains and losses in the investment portfolio and 17.4% including such gains and losses.

        The Company's 2002 net income was $181.1 million, compared with $209.5 million for 2001, a decrease of 13.6%. Operating earnings reached $215.2 million for 2002 versus $205.1 million for 2001, an increase of $10.1 million, or 4.9%. In 2002, net income was negatively affected by $34.1 million of mark-to-market adjustments for pooled credit default swaps (CDS) under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Additional derivative losses have been reflected in net income and operating earnings and relate primarily to the termination of the single-name CDS program described in more detail below.

        The Company has revised its definition of operating earnings from that used in prior periods. Operating earnings is now defined as net income before the effects of SFAS No. 133 mark-to-market adjustments for pooled CDS and 2000 merger expenses. For purposes of calculating operating earnings, pooled CDS are defined as FSA-insured credit default swaps that reference pools of financial obligations and require payments by the Company if losses exceed a defined deductible providing an investment-grade level of protection to the Company. Management considers operating earnings a key measure of normal operating results, as the SFAS No. 133 adjustments for each guaranteed CDS are expected to sum to zero over the life of the transaction. Operating earnings for 2001 and 2000 disclosed in this discussion differ from those previously disclosed due to the revised definition of operating earnings.

        The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (PV premiums), reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from PV premiums. The Company considers PV premiums to be the better indicator of a given period's insurance origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The present value of the future net interest margin from the Company's asset management business represents the present value of the difference between the estimated interest to be received on the investments of the Company's asset management group and the estimated interest to be paid on the guaranteed investment contracts (GICs) issued by the Company's asset management group over the estimated life of each transaction, giving effect to swaps and other derivatives which convert fixed-rate assets and liabilities to floating rates. PV premiums and the present value of the future net interest margin from the Company's asset management group are collectively referred to as PV originations. The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of different discount factors. The rates for 2002 and 2001 were 5.91% and 5.79%, respectively. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        The Company's principal insurance operating subsidiary, Financial Security Assurance Inc. (FSA), and the asset management business generated PV originations of $881.8 million for the year ended December 31, 2002, an increase of 26.6% over the 2001 result. In 2002, the annual gross par value of obligations insured by FSA declined 3.9%, to $109.7 billion. The table below shows the components of PV originations for 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(in millions)
U.S municipal obligations(1)	$420.7	$222.3
U.S. asset-backed obligations(1)(2)	196.1	350.1
International obligations(1)	199.3	120.3
Asset management products(3)	65.7	3.8

Total	$881.8	$696.5

(1)
PV premiums

(2)
U.S. asset-backed amounts have been restated to exclude asset management net interest margin.

(3)
Present value of future net interest margin originated

        During 2002, new issue volume in the U.S. municipal bond market reached a record $357.9 billion, and insurance penetration increased to approximately 49% from 46% in the prior year. In this environment, FSA insured approximately 27% of the insured new issues sold during the year. FSA insured a par amount of $51.6 billion of U.S. primary and secondary municipal obligations with closing dates in 2002, an increase of 41.6% over the amount insured in the prior year. FSA's U.S. municipal PV premiums in 2002 increased 89.2% over PV premiums in 2001. FSA's municipal premiums increased more rapidly than par insured because a smaller portion of par was generated by general obligations, which tend to have lower premium rates than more complex issues of similar credit quality. In the 2002 U.S. asset-backed market, the par volume insured by FSA declined 36.4% to $35.6 billion, reflecting FSA's decision to take a hiatus in the collateralized debt obligation (CDO) business at mid-year 2002 in order to confirm its underwriting standards, as well as FSA's generally heightened selectivity in all asset-backed sectors during a period of economic weakness. In addition, FSA did not insure any large U.S. asset-backed transactions comparable to two 2001 transactions that together contributed $90 million of PV premiums that year (see "Year Ended December 31, 2001 versus Year Ended December 31, 2000" below). In international markets, FSA insured international obligations with an aggregate par amount of $19.8 billion, a decrease of 6.3%. International PV premiums rose 65.6% to $199.3 million because Triple-A and Double-A shadow-rated CDO transactions, which tend to have low premiums relative to par, represented a smaller part of the business mix. FSA insured several transactions in the infrastructure finance sector, including public-private partnership financings such as those under the U.K. Private Finance Initiative. It also guaranteed CDS in the pooled corporate and residential mortgage sectors and completed several funded consumer finance securitizations. In 2002, the Company's asset management group completed its first full year of operations, generating $65.7 million in present value of future net interest margin.

Premiums

        The Company's gross premiums written increased 65.5% to $803.7 million for 2002 from $485.6 million for 2001. Net premiums written were $532.7 million during 2002, an increase of 66.7% compared with 2001 results. Reinsurance cessions totaled 33.7% of 2002 gross premiums written, compared with 34.2% in 2001. Net premiums earned in 2002 were $314.9 million, compared with $231.0 million in 2001, an increase of 36.3%. Premiums earned from refundings and prepayments were $28.0 million for 2002 and $9.1 million for 2001, contributing $15.4 million and $4.4 million, respectively, to after-tax earnings. Excluding the effects of refundings, net premiums earned grew 29.3% over the comparable 2001 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 2002 or 2001.

Net Investment Income

        Net investment income was $139.1 million for 2002 and $128.9 million for 2001, an increase of 7.9%. This increase was due primarily to higher invested balances arising from new business writings. For further discussion, see "Liquidity and Capital Resources" below. The Company's effective tax rate on investment income was 10.4% for 2002, compared with 11.0% for 2001. In 2002, the Company realized $29.2 million in net capital gains, compared with $7.2 million of net capital gains in 2001. Capital gains and losses are generally a by-product of the normal investment management process and can vary substantially from period to period.

Interest Expense

        Interest expense in 2002 and 2001 was $28.1 million and $16.9 million, respectively. For further discussion, see "Liquidity and Capital Resources" below.

Losses and Loss Adjustment Expenses

        The provision for losses and loss adjustment expenses in 2002 was $65.6 million, compared with $12.5 million in 2001. In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management analyzed all CDO transactions in its insured portfolio that breached overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each CDO transaction considering each transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per-period default rate was calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (ii) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. An additional adjustment of $10.1 million was made to the general reserve in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case basis reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology resulted in recording $68.8 million in gross case basis reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case basis reserves.

        Beginning in the second quarter of 2002, management refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, and in connection with $41.1 million of CDO adjustments, the general reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximate $14.9 million that would have been accrued using the prior assumptions and assuming a similar mix and volume of business. Management expects future reserve contributions to be approximately double the amounts under the prior practice. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

        In 2002, FSA exercised certain rights available under its financial guaranty policies and indentures relating to loan-backed notes issued by FMAC Loan Receivables Trust 1998-D and 2000-A (the Trusts). Those rights allowed FSA to accelerate the insured notes and pay claims under its insurance policy on an accelerated basis. Refinancing vehicles reimbursed FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the Trusts. The refinancing vehicles obtained funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, CMS). Since the notes represent 100% of the debt capitalization of the Trusts and since FSA maintains all of the risk of further asset decline and maintains control over key decisions regarding the Trusts (i.e., removal of servicer, sale of assets, liquidation of the entity), the Trusts were consolidated with FSA for accounting purposes. Although the securitized loans are included on FSA's balance sheet, the securitized loans continue to support FSA-insured transactions exclusively, subject to considerable first-loss and quota share reinsurance. In accordance with AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans", the Company has recorded the securitized loans at cost, has determined cash flows from the pools of securitized loans, net of reinsurance, and is recording income based upon the constant yield method. The cash flows on the securitized loans will be monitored and the constant yield modified to reflect any change in the cash flow estimates. As a result of these transactions, the Company recorded $437.5 million of securitized loans and $6.3 million of other income related to those securitized loans during the year ended December 31, 2002.

Guaranteed Investment Contract Net Interest Margin

        In the fourth quarter of 2001, the Company's newly formed asset management group began issuing FSA-insured GICs and recorded $2.5 billion and $600.0 million of GICs as of December 31, 2002 and 2001, respectively. These transactions resulted in a net interest margin of $7.8 million and $(0.2) million for the year ended December 31, 2002 and 2001, respectively.

Net Realized and Unrealized Gains (Losses) on Derivatives

        Over the past two years, a growing percentage of FSA's business has been in the form of insured CDS referencing diversified pools of corporate obligations. Many of these require periodic adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by a significant deductible that must be exhausted prior to any claim under FSA's guaranty. Adjustments required by SFAS No. 133 resulted in a pre-tax charge to income for the year ended December 31, 2002 of $50.2 million. The charge resulted primarily from widening spreads in the CDS market and does not indicate any material deterioration in the underlying credit quality of FSA's insured CDS portfolio. While a small number of transactions have been downgraded from their original levels, the underlying credit quality of FSA's insured pooled corporate CDS transactions, based on net par outstanding at December 31, 2002, was 53% Super Triple-A (defined as having first-loss protection of at least 1.3 times the level required for a Triple-A rating) and 96% Double-A or higher. Excluding CDS referencing collateralized loan obligations (CLOs) and CDS referencing collateralized bond obligations (CBOs), the pooled corporate CDS portfolio was 64% Super Triple-A and 96% Double-A or higher. From a credit perspective, the Company generally groups CDS of CLOs with CLOs and groups CDS of CBOs with CBOs. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments can vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to market will be reversed by an equivalent mark-to-market "gain" at or prior to the expiration of the guaranty. Given the very high credit quality of FSA's insured CDS portfolio, management believes that "losses" or "gains" attributable to marking these exposures to market do not reflect upon the profitability of the Company in a meaningful way.

        During the first half of 2002, FSA's insured portfolio contained a portfolio of CDS on 100 corporate names (each rated investment grade at inception of the swap), with $10 million of exposure per name, for which the Company had first-loss exposure. This "single-name CDS program" was the only transaction of its kind in the insured portfolio. In the third quarter of 2002, the Company terminated its exposure under this program in exchange for paying termination costs of $43.0 million. The charge was included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        Income before income taxes for 2002 and 2001 was $216.2 million and $269.5 million, respectively.

Taxes

        The Company's effective tax rate for 2002 was 16.2%, compared with 22.3% for 2001. In the third quarter of 2002, the Company changed its method of taxing its equity earnings on Fairbanks Capital Holding Corp. (Fairbanks), an unconsolidated affiliate of the Company. Prior to 2002, the Company taxed 100% of its equity earnings from Fairbanks at the statutory rate of 35%. Following a change in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from Fairbanks, based upon management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million. In 2002, the effective tax rate differs from the statutory rate of 35% due primarily to this change in taxing method as well as tax-exempt interest income and income from Financial Security Assurance International Ltd. (FSA International). Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

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

        FSA Asset Management LLC (FSAM) manages the investments in the GIC bond portfolio. The primary objective in managing the GIC bond portfolio is to generate stable net interest margin, maintain liquidity and optimize risk-adjusted returns.

        Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company relate primarily to its investment portfolio, of which over 87.4% (excluding the GIC bond portfolio) was invested in long-term fixed-income securities at December 31, 2002. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases. Sensitivity to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2002, this hypothetical increase in interest rates would result in an after-tax decrease of $127.1 million in the net fair value of the Company's fixed-income portfolio, excluding the GIC bond portfolio, and an after-tax decrease of $26.9 million for the GIC bond portfolio. Since the Company does not expect to trade these investments prior to maturity, absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario.

        FSAM generally converts all fixed-rate assets and liabilities to floating rates using hedging instruments. As interest rates change, the change in value of the fixed income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments.

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

        The GIC bond portfolio consists primarily of U.S. dollar-denominated U.S. agency securities, mortgage-backed securities and asset-backed securities.

        FSA-insured GICs subject the Company to risk associated with unexpected withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly when the underlying bond issuance suffers a debt service shortfall. Construction funds may experience withdrawal deviation when the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit.

Critical Accounting Policies

        The Company's losses and loss adjustment expenses comprise case basis reserves and a non-specific general reserve. FSA establishes a case basis reserve for the net present value of an estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. A case basis reserve is determined using primarily cash flow or similar models and represents FSA's estimate of the net present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. For CDOs, a case basis reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par divided by the debt insured) has fallen below 100%. The non-specific general reserve is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves. The general reserve is calculated by applying a loss factor to the total net par amount outstanding of the Company's insured obligations over the terms of such insured obligations and discounting the result at the then current risk-free rates. The loss factors used for this purpose are determined on the basis of an independent rating agency study of default rates and the Company's portfolio characteristics and history. The selection of loss factors and a discount rate involves judgment as to which factors to use and whether those factors are reflective of the Company's insured obligations. Management's judgments may also consider macroeconomic factors, political developments and changes in underwriting standards or mix of business.

        Management conducts periodic credit reviews of its exposures to identify events, as they occur, that might cause a default on a transaction. With timely identification of these events, the Company may limit its potential for loss by taking actions to improve transaction performance. Certain events have occurred in the past, such as the decline in commercial real estate in the early 1990s and the CDO portfolio in 2002, that have had a significant impact on the Company's losses and loss adjustment expenses. Although these events are difficult to predict, the Company's credit review process is designed to identify such events early so the Company can act to limit its exposure. In addition, management may decide to exercise its rights to accelerate insured obligations in order to mitigate expected losses by lowering financing costs when market conditions so permit. See "Losses and Loss Adjustment Expenses", above, for a discussion of the FMAC refinancings.

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

        A large portion of the Company's investment portfolio and its derivative instruments are carried at fair value. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value of substantially all of the Company's investment portfolio and derivative instruments used in hedging the interest rate risk of the asset management business is determined based upon quoted market prices. For derivative instruments where a quoted market price exists, the Company uses that price. If quoted market prices are not available (as is the case primarily with CDS referencing pools of assets and the determination of the fair value change of interest rate risk of a hedged asset or liability), then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing estimates for CDS and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations.

        Premiums are received either upfront or over time on an installment basis. Premiums are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized. Some industry peers receive so-called structuring or advisory fees in connection with transactions insured by them or their affiliates, and earn such fees upon receipt. Unlike these industry peers, the Company allocates all fees (net of reimbursed expenses) received for its account on closed transactions to premiums (or ceding commissions) that are earned (or, in the case of ceding commissions, employed to offset deferred acquisition costs) over time as described above. When the Company, through its ongoing credit review process, identifies transactions where certain triggers have been breached, the Company ceases to earn premiums. If a case basis reserve is established for these transactions, the unearned premium will reduce such reserve.

        Deferred acquisition costs comprise those expenses that vary with, and are primarily related to, the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. As acquisition costs are incurred, they are allocated to individual cost centers and a percentage of those costs are deferred based on a weighted average calculation of time spent on the production of new business by the personnel in that cost center. Variable costs that are a direct result of acquiring business are deferred in their entirety. The Company does not defer acquisition costs relating to GICs issued by CMS, except for brokerage fees. Deferred acquisition costs are grouped by the underwriting year in which they were incurred and amortized over the period in which the related underwriting year's premium is earned. Deferred variable direct costs and ceding commission income are grouped by upfront or installments as well as by underwriting year and are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected coverage, the remaining deferred acquisition cost is recognized. Adjustments to the amortization of the deferred acquisition costs are made periodically to reflect changes in assumptions based on prepayment speeds of the underlying insured asset-backed securities. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

Year Ended December 31, 2001 versus Year Ended December 31, 2000

        The Company's 2001 net income was $209.5 million, compared with $63.3 million ($138.8 million excluding merger-related costs) for 2000, an increase of 231.1%. Operating earnings were $205.1 million for 2001 versus $138.8 million for 2000. Operating earnings have been restated to reflect the Company's change in the definition of operating earnings, as previously discussed.

        FSA had an exceptional year in 2001, with strong results across its three core businesses—U.S. municipal, U.S. asset-backed and international. Asset-backed business was particularly strong, in both the United States and Europe, due to market uncertainty, widening credit spreads and demand for liquidity. The Company generated $696.5 million of PV originations in 2001, 55.4% higher than the $448.3 million in 2000. In 2001, the annual gross par value of obligations insured by FSA rose 82.4% to $114.2 billion.

        In the U.S. asset-backed market, FSA achieved record results, with business well balanced across the consumer, residential mortgage and structured finance sectors. In consumer finance, the Company enjoyed steady transaction flow from repeat issuers of asset-backed securities backed by automobile loans and credit card receivables. In the residential mortgage market, FSA developed new applications for its guaranty and, late in the year, saw increased demand for the guaranty as a way to enhance liquidity of mortgage-backed issues already rated Triple-A. In addition, funded and synthetic CDO business was strong because of a favorable credit spread environment. Fourth quarter 2001 gross PV premiums were amplified by an unusually large residential mortgage transaction and a complex, high-premium structured financial institution obligation, which together contributed $90.0 million in PV premiums. For the year, par value reached $56.7 billion and PV premiums totaled $350.1 million, compared with $28.0 billion and $198.9 million, respectively, for 2000. Par insured increased more than gross PV premiums primarily because of increased originations in the Triple-A shadow-rated CDO sector, which carries a low premium rate relative to par insured.

        During 2001, new issue volume in the U.S. municipal bond market reached $286.3 billion, the second highest level in history, due in part to a decline in interest rates that encouraged municipal borrowing, and insurance penetration increased to 46% from 40% in the prior year. In this positive environment, FSA held the leading market share for the first time, insuring approximately 27% of the insured new issues that were sold during the year. FSA's market share leadership does not reflect any change in business strategy, which is for FSA to insure all the transactions meeting its underwriting criteria that it can insure at appropriate returns. The U.S. municipal business contributed $222.3 million in PV premiums in 2001, compared with $140.1 million in 2000. FSA's U.S. municipal par insured increased to $36.5 billion in 2001 from $21.5 billion in 2000.

        In international markets, FSA's asset-backed business continued to grow during 2001, led by European synthetic and funded CDOs and other structured finance transactions. The Asia Pacific group also closed a number of synthetic CDOs and consumer asset securitizations during the year. In addition, FSA made progress in global public infrastructure markets, where transactions generally have long lead times, and ended the year with mandates for a number of transactions scheduled to close in 2002. During 2001, FSA insured $21.1 billion of international par, compared with $13.2 billion in 2000, to generate gross PV premiums of $120.3 million, compared with $109.3 million in 2000.

        In the fourth quarter of 2001, the Company's newly formed asset management group began issuing FSA-insured GICs and had recorded $600.0 million of GICs as of December 31, 2001. These transactions resulted in a net interest margin of $(0.2) million for the year ended December 31, 2001 and a present value of future net interest margin of $3.8 million.

        FSA's gross premiums written increased 30.4% to $485.6 million for 2001 from $372.3 million for 2000. Net premiums written were $319.6 million during 2001, an increase of 46.5% compared with the 2000 result. Reinsurance cessions totaled 34.2% of 2001 gross premiums written, compared with 41.4% in 2000. The amount ceded decreased in 2001 primarily due to some large facultative cessions on health care business in 2000 to comply with new internal single-risk limits. Net premiums earned in 2001 were $231.0 million, compared with $192.1 million in 2000, an increase of 20.2%. Premiums earned from refundings and prepayments were $9.1 million for 2001 and $11.7 million for 2000, contributing $4.4 million and $5.5 million, respectively, to after-tax earnings. Excluding the effects of refundings, net premiums earned grew 23.0% over the comparable 2000 result. No assurance can be given that refundings and prepayments will continue at the level experienced in 2001 or 2000.

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

Liquidity and Capital Resources

        The Company's consolidated invested assets at December 31, 2002, net of unsettled security transactions, were $5,027.2 million, compared with the December 31, 2001 balance of $3,132.6 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $242.0 million at December 31, 2002, compared with an unrealized gain position of $92.4 million at December 31, 2001. In addition to the increase in unrealized gains, the growth of the Company's asset management business contributed to the increase in the Company's consolidated invested assets and cash equivalents. At December 31, 2002, the Company had, at the holding company level, an investment portfolio of $21.8 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon its receipt of dividends from, or payment on surplus notes by, FSA.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, determination that FSA's ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in 2002 and 2001. Based upon FSA's statutory statements for the year ended December 31, 2002, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $114.0 million. In 2002 and 2001, FSA International paid preferred dividends of $8.7 million and $1.6 million, respectively, to its minority interest owner.

        At December 31, 2001, the Company held $144.0 million of surplus notes of FSA. During 2002, FSA repaid $28.0 million of such surplus notes. In November 2002, the Company purchased an additional $96.9 million of surplus notes from FSA. At December 31, 2002, the Company held $212.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the New York Superintendent. The Company employs surplus note purchases in lieu of capital contributions in order to allow the Company to withdraw funds from FSA through surplus note payments without reducing earned surplus.

        Dividends paid by the Company to its shareholders were $11.7 million, $31.1 million and $7.9 million in 2002, 2001 and 2000, respectively.

        In the second quarter of 2000, in connection with the merger of the Company with a subsidiary of Dexia S.A., FSA repurchased $55.0 million of its stock from the Company, and the Company sold 511,031 of its shares held in a rabbi trust to Dexia for $38.6 million. The proceeds from these transactions were used to fund the Company's obligations under certain of its long-term, equity-based compensation programs.

        On November 26, 2002, the Company issued $230.0 million of 6.25% Notes due November 1, 2102 and callable without premium or penalty in whole or in part at any time on or after November 26, 2007. The Company used the proceeds of this issuance to redeem in whole the Company's $130.0 million of 7.375% Senior Quarterly

Income Debt Securities (Senior QUIDS) due September 30, 2097. The Company had two other debt issues outstanding at December 31, 2002: $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101 and callable without premium or penalty on or after December 19, 2006; and $100.0 million of 6.950% Senior QUIDS due November 1, 2098 and callable on or after November 1, 2003.

        In 2002 and 2001, the Company contributed an additional $13.4 million and $15.0 million, respectively, to Fairbanks. At December 31, 2002, the Company had an equity ownership in Fairbanks of 29.8%.

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

        The Company believes that FSA's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, FSA has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from written premiums, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its asset management group operations, liquidity lines of credit with banks, and capital market transactions.

        FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $704.6 million at December 31, 2002. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2002.

        FSA has a credit arrangement, aggregating $125.0 million at December 31, 2002, that is provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At December 31, 2002, there were no borrowings under this arrangement, which expires on April 26, 2003, unless extended.

        The Company's asset management group has a $100 million line of credit with UBS AG, Stamford Branch, which expires December 12, 2003, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by CMS. There were no borrowings under this arrangement at December 31, 2002.

        Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's Triple-A ratings. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles. In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges," which are reduced by reinsurance and collateral to the extent "credit" is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. S&P has placed a number of the Triple-A reinsurers used by FSA either on "negative outlook" or "credit watch." Downgrade of these reinsurers by S&P to the Double-A category would result in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. S&P has also undertaken to consider an increase in the credit allowed for Double-A reinsurance. While a downgrade by S&P of all such reinsurers to the Double-A category would not impair FSA's Triple-A ratings, it may reduce the "margin of safety" by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected to ultimately reduce the Company's return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA's insured portfolio would likewise be expected to have an adverse effect on FSA's margin of safety under the S&P capital adequacy model and, ultimately, the Company's return on equity. The Company may seek to raise additional capital to replenish capital eliminated by S&P from its capital adequacy assessment of FSA due to any such reinsurer downgrades or increased capital charges.

        FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A- by S&P or A3 by Moody's, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

        The Company has no plans for material capital expenditures during the next twelve months.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ variable interest entities (VIEs) for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets, but in most situations FSA's financial guaranty policy will not expose it to significant variability due to the significant level of other credit protection. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for December 31, 2002, the assets and liabilities of these VIEs have not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations. The Company believes two such VIEs, Canadian Global Funding Corporation (Canadian Global) and FSA Global Funding Limited (FSA Global), will be consolidated with the Company for financial accounting purposes during 2003 under the consolidation guidance recently issued by the Financial Accounting Standards Board (FASB) under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46).

        In August 1994, FSA entered into a facility agreement with Canadian Global and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experienced difficulty in meeting debt service obligations. Canadian Global was capitalized with $180.6 million of debt securities (which were effectively converted to U.S. dollar LIBOR rate through a cross-currency swap with terms matching the underlying debt instrument) and $6.3 million in preferred equity sold to third-party investors. Under the agreement, FSA pays an annual fee to Canadian Global to compensate it for making its liquidity available and can arrange financing for transactions subject to certain conditions. When Canadian Global purchases an FSA-insured obligation, the new obligation is insured by FSA for a premium, and case basis reserves are established when required. As of December 31, 2002, FSA was carrying gross and net case basis reserves of $16.7 million and $4.2 million, respectively, against transactions refinanced by Canadian Global. Canadian Global has total assets of $196.8 million, of which $87.6 million has been invested in a GIC issued by CMS. The amount of this facility was $186.9 million, of which $125.2 million was unutilized, at December 31, 2002. The facility terminates in 2004, after which Canadian Global will be liquidated.

        The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third-party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds in U.S. dollars at LIBOR-based floating borrowing rates and invests its funds in obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes. At December 31, 2002, FSA Global had total assets and total liabilities of $9.2 billion and $9.2 billion, respectively. The foregoing assets and liabilities include assets and matched liabilities that are "economically defeased" in lease financings in which Company affiliates may play a number of financing roles. These economically defeased liabilities and associated assets are held in separate special purpose entities, FSA Global and Premier International Funding Co. At December 31, 2002 and 2001, FSA Global's economically defeased obligations were $6.7 billion and $2.0 billion, respectively. FSA Global's net income for the year ended December 31, 2002 and 2001 was $1.0 million and $0.6 million, respectively. FSA Global's net income is determined net of premiums paid by FSA Global to FSA. For the years ended December 31, 2002 and 2001, FSA Global paid premiums to FSA of $7.7 million and $7.5 million, respectively. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Consolidated Financial Statements for December 31, 2002. As of December 31, 2002, there were no case basis reserves required for any transactions related to FSA Global.

        In January 2003, the FASB issued FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 addresses consolidation of VIEs that have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions for FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Management believes that the implementation of this interpretation, on July 1, 2003, will cause the Company to consolidate for financial reporting purposes, for the first time, FSA Global and Canadian Global. FIN No. 46 requires that, upon consolidation, the Company shall initially measure the VIEs' assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation on July 1, 2003 will be reflected as a cumulative effect of a change in accounting principle. The carrying amounts of assets, liabilities and minority interest may change significantly from December 31, 2002 to July 1, 2003 as a result of transactions entered into during that period. The Company will continue to analyze the effects of the standard, considering the timing of its release and the complexity of practical application to the Company's transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosures about market risk are set forth in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Market Risk".

Item 8. Financial Statements and Supplementary Data

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Accountants	47
Consolidated Balance Sheets as of December 31, 2002 and 2001	48
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	49
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	51
Notes to Consolidated Financial Statements	53
Schedule:
II Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2002 and 2001 and for the Years Ended December 31, 2002, 2001 and 2000	100

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
of Financial Security Assurance Holdings Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 6, 2003

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS
Bonds at market value (amortized cost of $2,615,173 and $2,236,979)	$2,829,763	$2,329,269
Equity investments at market value (cost of $10,000)		10,070
Short-term investments	375,688	218,727
Guaranteed investment contract bond portfolio at market value (amortized cost of $1,800,106 and $428,016)	1,827,312	427,993
Guaranteed investment contract short-term investment portfolio	4,632	228,038

Total investments	5,037,395	3,214,097
Cash	31,368	7,784
Securitized loans	437,462
Securities purchased under agreements to resell	90,000
Deferred acquisition costs	253,777	240,492
Prepaid reinsurance premiums	557,659	420,798
Reinsurance recoverable on unpaid losses	75,950	28,880
Investment in unconsolidated affiliates	115,833	87,376
Other assets	428,039	309,427

TOTAL ASSETS	$7,027,483	$4,308,854

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,450,211	$1,090,332
Losses and loss adjustment expenses	223,618	114,428
Guaranteed investment contracts	2,449,033	599,975
Deferred federal income taxes	124,310	101,971
Ceded reinsurance balances payable	79,870	34,961
Notes payable	430,000	330,000
Deferred compensation	83,031	95,948
Minority interest	52,841	46,157
Payable for securities purchased	10,490	85,488
Accrued expenses and other liabilities	255,709	173,636

TOTAL LIABILITIES AND MINORITY INTEREST	5,159,113	2,672,896

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	903,494	903,494
Accumulated other comprehensive income (net of deferred income tax provision of $66,270 and $29,394)	134,683	62,966
Accumulated earnings	829,858	669,163
Deferred equity compensation	23,445	23,716
Less treasury stock at cost (297,658 and 301,095 shares held)	(23,445)	(23,716)

TOTAL SHAREHOLDERS' EQUITY	1,868,370	1,635,958

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$7,027,483	$4,308,854

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Net premiums written	$532,747	$319,638	$218,138

Net premiums earned	$314,880	$230,999	$192,149
Net investment income	139,120	128,921	121,144
Net realized gains (losses)	29,204	7,183	(36,799)
Guaranteed investment contract net interest income	28,414	1,171
Guaranteed investment contract net realized losses	(154)	(346)
Net realized and unrealized gains (losses) on derivative instruments	(94,377)	6,742
Other income	3,011	3,984	2,154

TOTAL REVENUES	420,098	378,654	278,648
EXPENSES:
Losses and loss adjustment expenses	65,613	12,497	9,403
Interest expense	28,098	16,866	16,614
Policy acquisition costs	54,093	41,375	37,602
Guaranteed investment contract net interest expense	20,481	1,060
Merger-related expenses			105,541
Other operating expenses	58,265	40,722	40,692

TOTAL EXPENSES	226,550	112,520	209,852

Minority interest	(6,684)	(8,356)	(3,090)
Equity in earnings of unconsolidated affiliates	29,315	11,699	1,695

INCOME BEFORE INCOME TAXES	216,179	269,477	67,401
Provision (benefit) for income taxes:
Current	51,485	41,366	19,188
Deferred	(16,381)	18,615	(15,070)

Total provision	35,104	59,981	4,118

NET INCOME	181,075	209,496	63,283
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) arising during period [net of deferred income tax provision (benefit) of $44,750, $(3,291) and $48,304]	92,905	(2,425)	93,316
Less: reclassification adjustment for gains (losses) included in net income [net of deferred income tax provision (benefit) of $7,874, $2,133 and $(12,241)]	21,188	4,704	(24,558)

Other comprehensive income (loss)	71,717	(7,129)	117,874

COMPREHENSIVE INCOME	$252,792	$202,367	$181,157

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital— Common	Unrealized Gain (Loss) on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 1999	$337	$836,853	$(47,779)	$436,417	$52,670	$(26,514)	$1,251,984
Net income for the year				63,283			63,283
Net change in accumulated comprehensive income (net of deferred income tax provision of $60,545)			117,874				117,874
Dividends paid on common stock ($0.24 per share)				(7,876)			(7,876)
Deferred equity compensation					29,419		29,419
Deferred equity payout		6,524			(18,811)	7,564	(4,723)
Purchase of 2,989 shares of common stock						(152)	(152)
Sale of 511,031 shares of treasury stock		23,113				15,530	38,643
Settlement of forward shares		39,408					39,408
Recharacterization of deferred compensation					(62,832)		(62,832)
Retirement of treasury stock	(2)	(3,570)				3,572	0
Contribution of redeemable preferred stock		700					700
Purchase of 304,757 shares of treasury stock					24,004	(24,004)	0
Other		451			(446)		5

BALANCE, December 31, 2000	335	903,479	70,095	491,824	24,004	(24,004)	1,465,733
Net income for the year				209,496			209,496
Net change in accumulated comprehensive income (net of deferred income tax benefit of $5,424)			(7,129)				(7,129)
Dividends paid				(32,729)			(32,729)
Other		(1)		572			571
Deferred equity payout		16			(288)	288	16

BALANCE, December 31, 2001	335	903,494	62,966	669,163	23,716	(23,716)	1,635,958
Net income for the year				181,075			181,075
Net change in accumulated comprehensive income (net of deferred income tax benefit of $36,876)			71,717				71,717
Dividends paid on common stock				(20,380)			(20,380)
Deferred equity payout					(271)	271	0

BALANCE, December 31, 2002	$335	$903,494	$134,683	$829,858	$23,445	$(23,445)	$1,868,370

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Premiums received, net	$575,889	$287,533	$225,253
Policy acquisition, merger-related and other operating expenses paid, net	(101,954)	(76,889)	(174,999)
Termination fee on derivatives	(43,000)
Recoverable advances recovered (paid)	5,010	(1,175)	1,495
Losses and loss adjustment expenses recovered (paid)	(2,403)	(18,687)	4,571
Net investment income received	170,828	120,721	108,203
Federal income taxes paid	(81,349)	(36,031)	(26,664)
Interest paid	(86,308)	(19,424)	(14,141)
Other	11,860	(603)	(558)

Net cash provided by operating activities	448,573	255,445	123,160

Cash flows from investing activities:
Proceeds from sales of bonds	785,929	538,089	1,488,509
Proceeds from sales of equity investments			14,167
Purchases of bonds	(1,188,115)	(683,067)	(1,798,344)
Purchases of equity investments
Proceeds from sale of guaranteed investment contract bonds	850,399	174,195
Purchases of guaranteed investment contract bonds	(2,745,130)	(602,534)
Purchases of property and equipment	(6,126)	(4,363)	(3,843)
Net decrease (increase) in guaranteed investment contract short-term investments	223,404	(228,038)
Net decrease (increase) in short-term investments	(155,871)	(95,570)	146,061
Other investments	(94,046)	(21,447)	(13,055)

Net cash used for investing activities	(2,329,556)	(922,735)	(166,505)

Cash flows from financing activities:
Issuance of notes payable	222,605	96,625
Repayment of notes payable	(130,000)
Dividends paid	(20,380)	(32,729)	(7,876)
Proceeds from issuance of guaranteed investment contracts	1,832,342	601,767
Purchase of common stock			(24,155)
Sale of treasury stock(a)			38,644
Settlement of forward shares			39,408
Other			451

Net cash provided by financing activities	1,904,567	665,663	46,472

Net increase (decrease) in cash	23,584	(1,627)	3,127
Cash at beginning of year	7,784	9,411	6,284

Cash at end of year	$31,368	$7,784	$9,411

(a)
In 2000, $14,088 in treasury stock was distributed to employees to settle the Company's deferred equity obligation. In 2002 and 2001, restricted treasury stock of $271 and $288, respectively, was distributed to a director as deferred compensation plan payouts.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Reconciliation of net income to net cash flows from operating activities:
Net income	$181,075	$209,496	$63,283
Increase in accrued investment income	(6,891)	(2,802)	(6,507)
Increase in deferred premium revenue and related foreign exchange adjustment	223,018	86,825	23,668
Increase in deferred acquisition costs	(13,285)	(39,356)	(3,088)
Increase (decrease) in current federal income taxes payable	(21,700)	10,987	(2,407)
Increase (decrease) in unpaid losses and loss adjustment expenses	62,120	(6,171)	13,903
Increase (decrease) in amounts withheld for others		(1,271)	18
Provision (benefit) for deferred income taxes	(16,381)	18,615	(15,070)
Net realized losses (gains) on investments	(30,879)	(6,837)	36,799
Deferred equity compensation		5,673	(28,666)
Depreciation and accretion of bond discount	(513)	(4,466)	(5,057)
Minority interest and equity in earnings of unconsolidated affiliates	(18,709)	(3,343)	1,395
Change in other assets and liabilities	90,718	(11,905)	44,889

Cash provided by operating activities	$448,573	$255,445	$123,160

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. (the Company) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (CDS) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers' taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer's obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

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

        In the fourth quarter of 2001, the Company began offering guaranteed investment contracts (GICs) through its wholly owned subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, CMS). The GICs are provided to municipalities and other market participants, and are insured by the Company's insurance company subsidiary. The GICs provide for the return of principal and the payment of interest at a guaranteed rate.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which, in turn, is owned 90% by Dexia Crédit Local and 10% by Dexia S.A. (Dexia), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg stock exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. Dexia also indirectly acquired the Company's redeemable preferred stock, which was then contributed to the Company's capital. As a result of this transaction, the Company valued its liabilities under the Company's equity-based compensation plans at the transaction price and changed its assumption regarding those plans by assuming all future payments will be settled in cash. It also reflected the settlement of its forward share agreements at the merger price and the sale of 511,031 shares of the Company's common stock to Dexia at the merger price. The net effect of the merger, reflected in the December 31, 2000 financial statements, was to decrease net income by $75.5 million and decrease shareholders' equity by $36.1 million. At December 31, 2002, the only holders of the Company's common stock were Dexia Holdings, Inc., White Mountains Insurance Group, Ltd. and certain current and former directors of the Company who owned shares of the Company's common stock or economic interests in the Company's common stock under the Director Share Purchase Program (see Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 2002 and 2001 and the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2002, 2001 and 2000. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of deferred policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, Financial Security Assurance Inc. (FSA), FSA Insurance Company, Financial Security Assurance International Ltd. (FSA International), Financial Security Assurance (U.K.) Limited, FSA Capital Markets Services LLC, FSA Capital Management Services LLC, FSA Asset Management LLC (FSAM), FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited and FSA Services (Japan) (collectively, the Subsidiaries). All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2002 presentation.

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

  Derivatives

        Derivative instruments, which are primarily designated as fair value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair value hedges are included in guaranteed investment contract net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. Any ineffective portion of the hedge is recognized in earnings. Gains and losses relating to derivatives that fail hedge effectiveness are marked to market through earnings and included in guaranteed investment contract net interest income and net interest expense, as appropriate.

        The Company has also insured a number of credit default swap agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in other assets or other liabilities. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, management uses internally developed estimates. Due to a lack of a quoted market for the CDS obligations written by the Company, estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        In addition to insuring CDS agreements, the Company may, from time to time, enter into derivative instruments that have not been designated as hedges for accounting purposes. The Company records these instruments at fair value with a corresponding adjustment to net realized and unrealized gains (losses) on derivative instruments.

  Premium Revenue Recognition

        Gross and ceded premiums are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized. When the Company, through its ongoing credit review process, identifies transactions where certain triggers have been breached, the Company ceases to earn premiums. If a case basis reserve is established for these transactions, the unearned premium will reduce such reserve.

  Losses and Loss Adjustment Expenses

        The Company establishes a case basis reserve for unpaid losses and loss adjustment expenses for the net present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates ranging from 4.77% to 6.1%. For collateralized debt obligations (CDOs), a case basis reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%.

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

  Deferred Acquisition Costs

        Deferred acquisition costs comprise those expenses that vary with, and are primarily related to, the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. The Company does not defer acquisition costs relating to GICs issued by CMS, except for brokerage fees. Deferred acquisition costs and the cost of acquired business are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

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

        Non-interest bearing tax and loss bonds are purchased for the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds as prepayments of federal income taxes and includes them in other assets.

3. INVESTMENTS

        Bonds at amortized cost of $8,474,000 and $8,493,000 at December 31, 2002 and 2001, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

        Consolidated net investment income, excluding income attributable to the GIC bond portfolio and the GIC short-term investment portfolio (collectively, the GIC Portfolio), consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Bonds	$138,095	$126,750	$115,815
Equity investments	336	504	635
Short-term investments	3,092	3,874	6,472
Investment expenses	(2,403)	(2,207)	(1,778)

Net investment income	$139,120	$128,921	$121,144

        The credit quality of bonds, excluding the GIC bond portfolio, at December 31, 2002 was as follows:

Rating	Percent of Bonds
AAA	75.8%
AA	19.7
A	4.5

        Of the AAA rated bonds included in the investment portfolio, 8.7% were AAA by virtue of insurance provided by FSA.

        The amortized cost and estimated market value of bonds, excluding the GIC bond portfolio, were as follows (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,429	$7,178	$(29)	$75,578
Obligations of states and political subdivisions	2,034,691	186,352	(174)	2,220,869
Mortgage-backed securities	252,970	8,203	(140)	261,033
Corporate securities	184,302	10,992	(36)	195,258
Asset-backed securities	74,781	2,244		77,025

Total	$2,615,173	$214,969	$(379)	$2,829,763

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,149	$2,295	$(258)	$83,186
Obligations of states and political subdivisions	1,692,288	78,706	(5,276)	1,765,718
Foreign securities	5,780	807		6,587
Mortgage-backed securities	229,063	8,623	(549)	237,137
Corporate securities	183,837	6,772	(598)	190,011
Asset-backed securities	44,862	1,984	(216)	46,630

Total	$2,236,979	$99,187	$(6,897)	$2,329,269

        The change in net unrealized gains (losses) consisted of (in thousands):

	Year Ended December 31,
	2002	2001	2000
Bonds	$122,300	$(12,883)	$172,180
Equity investments	(70)	329	6,239

Change in net unrealized gains (losses)	$122,230	$(12,554)	$178,419

        The amortized cost and estimated market value of bonds, excluding the GIC bond portfolio, at December 31, 2002, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in one year or less	$999	$1,027
Due after one year through five years	149,770	156,384
Due after five years through ten years	269,917	297,690
Due after ten years	1,866,736	2,036,604
Mortgage-backed securities (stated maturities of 1 to 30 years)	252,970	261,033
Asset-backed securities (stated maturities of 1 to 14 years)	74,781	77,025

Total	$2,615,173	$2,829,763

        Proceeds from sales of bonds, excluding the GIC bond portfolio, during 2002, 2001 and 2000 were $772,034,000, $537,062,000 and $1,452,485,000, respectively. Gross gains of $30,312,000, $9,120,000 and $10,262,000 and gross losses of $1,303,000, $1,763,000 and $41,217,000 were realized on sales in 2002, 2001 and 2000, respectively.

        Proceeds from sales of equity investments during 2002, 2001 and 2000 were $0, $0 and $14,167,000, respectively. Gross losses of $0, $0 and $5,927,000 were realized on such sales in 2002, 2001 and 2000, respectively. Equity investments had gross unrealized gains of $0 and $75,000 and gross unrealized losses of $0 and $5,000 as of December 31, 2002 and 2001, respectively.

        The Company held open positions in U.S. Treasury bond futures contracts, Eurodollar futures contracts, and municipal bond index futures during 2000. Such positions were marked to market on a daily basis and, for the year ended December 31, 2000, resulted in net realized gains of $480,000. In 2002, the Company purchased foreign currency calls with a notional amount of $74.1 million. These calls were marked to market through earnings and for the year ended December 31, 2002, resulted in net unrealized gains of $195,000.

GIC Portfolio

        Net investment income for the GIC Portfolio consisted of the following (in thousands):

	2002	2001
Bonds	$42,803	$931
Short-term investments	1,015	409

Net investment income	$43,818	$1,340

        The credit quality of bonds held in the GIC bond portfolio at December 31, 2002 was as follows:

Rating	Percent of Bonds
AAA	96.6%
AA	0.9
A	0.7
Other	1.8

        Of the AAA rated bonds included in the investment portfolio, 9.4% were AAA by virtue of insurance provided by FSA. For purposes of the foregoing, the GIC bond portfolio excludes $523,477,000 of FSA-insured securities issued in connection with refinancing transactions (see Notes 23 and 24).

        The amortized cost and estimated market value of bonds held in the GIC bond portfolio were as follows (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
Obligations of states and political subdivisions	$105,004	$9,487	$		$114,491
Mortgage-backed securities	556,922	16,715		(532)	573,105
Corporate securities	46,623	251		(20)	46,854
Asset-backed securities	1,091,557	3,098		(1,793)	1,092,862

Total	$1,800,106	$29,551		$(2,345)	$1,827,312

December 31, 2001	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Market Value
Obligations of states and political subdivisions	$5,245	$		$(321)	$4,924
Mortgage-backed securities	95,090		1,259	(652)	95,697
Corporate securities	41,613		70	(102)	41,581
Asset-backed securities	286,068		128	(405)	285,791

Total	$428,016		$1,457	$(1,480)	$427,993

        The amortized cost and estimated market value of the GIC bond portfolio, at December 31, 2002, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in one year or less	$17,905	$17,893
Due after one year through five years	28,718	28,961
Due after five years through ten years	49,768	50,750
Due after ten years	55,236	63,741
Mortgage-backed securities (stated maturities of 2 to 34 years)	556,922	573,105
Asset-backed securities (stated maturities of 1 to 37 years)	1,091,557	1,092,862

Total	$1,800,106	$1,827,312

        Proceeds from sales of bonds held in the GIC Portfolio during 2002 and 2001 were $274,085,000 and $174,195,000, respectively. Gross losses of $154,000 and $346,000 were realized on sales in 2002 and 2001, respectively. The change in net unrealized gains in 2002 was $27,229,000 and the net change in unrealized losses was as $23,000 for 2001.

4. DEFERRED ACQUISITION COSTS

        Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Balance, beginning of period	$240,492	$201,136	$198,048

Costs deferred during the period:
Ceding commission income	(68,464)	(41,935)	(42,496)
Premium taxes	13,401	9,653	5,934
Compensation and other acquisition costs	122,441	113,013	77,252

Total	67,378	80,731	40,690

Costs amortized during the period	(54,093)	(41,375)	(37,602)

Balance, end of period	$253,777	$240,492	$201,136

5. STATUTORY ACCOUNTING PRACTICES

        GAAP for the Subsidiaries differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

  •
  Upfront premiums on municipal business are recognized as earned when related principal and interest have expired rather than over the expected coverage period;

  •
  Acquisition costs are charged to operations as incurred rather than as related premiums are earned;

  •
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
  •
  Certain assets designated as "non-admitted assets" are charged directly to statutory surplus but are reflected as assets under GAAP;

  •
  Insured CDS are not reported as a derivative contract that is recorded at fair value.

  •
  Bonds are carried at amortized cost; and

  •
  Surplus notes are recognized as surplus rather than as a liability.

        A reconciliation of net income for the calendar years 2002, 2001 and 2000 and shareholders' equity at December 31, 2002 and 2001, reported by the Company on a GAAP basis, to the amounts reported by the Subsidiaries on a statutory basis, is as follows (in thousands):

Net Income:	2002	2001	2000
GAAP BASIS	$181,075	$209,496	$63,283
Non-insurance companies net loss	1,704	3,083	60,052
Premium revenue recognition	(19,624)	(23,113)	(13,824)
Losses and loss adjustment expenses incurred	20,585	3,867	10,233
Deferred acquisition costs	(13,285)	(39,356)	(3,088)
Deferred income tax provision	(23,888)	15,949	11,725
Current income tax	(8,162)	(6,239)	837
Change in fair value of derivatives	48,788
Accrual of deferred compensation, net			(20,328)
Other	7,895	9,383	4,869

STATUTORY BASIS	$195,088	$173,070	$113,759

	December 31,
Shareholders' Equity:
	2002	2001
GAAP BASIS	$1,868,370	$1,635,958
Non-insurance companies liabilities, net	102,954	62,724
Premium revenue recognition	(162,788)	(141,365)
Loss and loss adjustment expense reserves	89,656	69,071
Deferred acquisition costs	(253,777)	(240,492)
Contingency reserve	(691,955)	(784,591)
Unrealized loss (gain) on investments, net of deferred tax	(214,148)	(92,254)
Deferred income taxes	168,452	134,655
Surplus notes	214,865	146,752
Other	62,533	18,521

STATUTORY BASIS SURPLUS	$1,184,162	$808,979

SURPLUS PLUS CONTINGENCY RESERVE	$1,876,117	$1,593,570

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

6. FEDERAL INCOME TAXES

        Prior to the Dexia merger, the Company and its Subsidiaries, except FSA International, filed a consolidated federal income tax return. The calculation of each company's tax benefit or liability was controlled by a tax-sharing agreement that based the allocation of such benefit or liability upon a separate return calculation. Dexia Holdings, Inc. and the Company and its Subsidiaries, except FSA International, filed a consolidated federal income tax return for periods subsequent to the merger, under a new tax-sharing agreement.

        Federal income taxes have not been provided on substantially all of the undistributed earnings of FSA International, since it is the Company's practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $57,063,000, $41,899,000 and $18,629,000 at December 31, 2002, 2001 and 2000, respectively.

        The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

	December 31,
	2002	2001
Deferred acquisition costs	$80,815	$78,008
Deferred premium revenue adjustments	17,663	17,420
Unrealized capital gains	67,116	30,204
Contingency reserves	78,433	70,350
Mark-to-market adjustments		2,253
Undistributed earnings	3,552	3,248

Total deferred federal income tax liabilities	247,579	201,483

Loss and loss adjustment expense reserves	(27,526)	(21,384)
Deferred compensation	(80,446)	(76,276)
Mark-to-market adjustments	(15,288)
Other, net	(9)	(1,852)

Total deferred federal income tax assets	(123,269)	(99,512)

Total deferred federal income taxes	$124,310	$101,971

        No valuation allowance was necessary at December 31, 2002 or 2001.

        A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2002	2001	2000
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(16.4)	(9.8)	(33.8)
Income of foreign subsidiary	(2.5)	(3.0)	(5.8)
Merger-related expenses			10.2
Other	0.1	0.1	0.5

Provision for income taxes	16.2%	22.3%	6.1%

        In 2002, the Company changed its method of accounting for taxes in respect of its equity earnings from Fairbanks Capital Holding Corp. (Fairbanks), an unconsolidated affiliate of the Company (see Note 19). Prior to 2002, the Company accounted for its equity earnings from Fairbanks net of income tax at the statutory rate of 35%. Following a change in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity earnings from Fairbanks based upon management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million.

7. SHAREHOLDERS' EQUITY

        The Company was party to forward share agreements with certain counterparties and made the economic benefit and risk of a number of these shares available for subscription by certain of the Company's employees and directors. As part of the merger, the Company settled all of its forward share agreements and corresponding employee and director subscriptions at the merger price. In 2000, the Company recognized compensation expense of $30,324,000 as a result of the settlement.

        On November 3, 1998, the Company and XL Capital Ltd (XL) closed a transaction to create two new Bermuda-based financial guaranty insurance companies. Each of the new companies was initially capitalized with approximately $100,000,000. One company, FSA International, is an indirect subsidiary of FSA, and the other company, XL Financial Assurance Ltd, is a subsidiary of XL. The Company has a minority interest in the XL subsidiary, and XL has a minority interest in the FSA indirect subsidiary. In conjunction with forming the new companies, the Company and XL exchanged $80,000,000 of their respective common shares, with the Company delivering to XL 1,632,653 common shares out of treasury. Prior to the closing of the transaction with XL, the Company had entered into an agreement with an unrelated third party to sell for cash, at no gain or loss, $60,000,000 of the XL shares. This $60,000,000 was used to fund, in part, the Company's investment in FSA International. In 2000, the Company sold its remaining investment in XL.

8. DIVIDENDS AND CAPITAL REQUIREMENTS

        Under the insurance laws of the State of New York, FSA may pay a dividend to the Company without the prior approval of the Superintendent of Insurance of the State of New York (the New York Superintendent) only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding twelve months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such twelve-month period. As of December 31, 2002, FSA had $113,983,000 available for the payment of dividends over the next twelve months. In 2002 and 2001, FSA International paid preferred dividends of $8,671,000 and $1,589,000, respectively, to its minority interest owner. In addition, at December 31, 2002, the Company held $212,850,000 of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Superintendent. In 2002 and 2001, with the approval of the New York Superintendent, FSA repaid $28,000,000 and $26,000,000, respectively, of principal on such notes and subsequently issued an additional $96,850,000 and $50,000,000 in 2002 and 2001, respectively, of surplus notes to the Company.

9. CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

        FSA has a credit arrangement aggregating $125,000,000 at December 31, 2002, which is provided by commercial banks and intended for general application to transactions insured by the Subsidiaries. At December 31, 2002, there were no borrowings under this arrangement, which expires on April 25, 2003, if not extended. In addition, there are credit arrangements assigned to specific insured transactions. In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Under the agreement, which expires in August 2004, FSA can arrange financing for transactions subject to certain conditions. Canadian Global has total assets of $196.8 million, of which $87.6 million has been invested in a GIC issued by CMS. The amount of this facility was $186,911,000, of which $125,161,000 was unutilized at December 31, 2002.

        FSA has a standby line of credit commitment in the amount of $240,000,000 with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240,000,000 or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $704,553,000 at December 31, 2002. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2002.

        The Company's asset management group has a $100 million line of credit with UBS AG, Stamford Branch, which expires December 12, 2003, unless extended. There were no borrowings under this agreement at December 31, 2002.

10. LONG-TERM DEBT

        On November 26, 2002, the Company issued $230,000,000 principal amount of 6.25% Notes due November 1, 2102 and callable without premium or penalty in whole or in part at any time on or after November 26, 2007. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130,000,000 principal amount of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097. Unamortized debt issuance costs of the retired debt, at the date of redemption, of $4,097,000 were charged to earnings. Interest on the notes is payable quarterly beginning on February 1, 2003. Debt issuance costs of the new debt of $7,395,000 are being amortized over the life of the debt.

        On November 13, 1998, the Company issued $100,000,000 of 6.950% Senior QUIDS due November 1, 2098 and callable without premium or penalty on or after November 1, 2003. Interest is payable quarterly. Debt issuance costs of $3,375,000 are being amortized over the life of the debt.

        On December 19, 2001, the Company issued $100,000,000 of 6 7/8% Quarterly Income Bond Securities due December 15, 2101 and callable without premium or penalty on or after December 19, 2006. Interest is payable quarterly. Debt issuance costs of $3,250,000 are being amortized over the life of the debt.

11. EMPLOYEE BENEFIT PLANS

        The Company and its Subsidiaries maintain both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of all eligible employees. The Company and its Subsidiaries' contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, amounted to $5,066,000, $3,570,000 and $3,521,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Subsidiaries have an employee retirement savings plan for the benefit of all eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by IRS Code, Section 401(k). The Subsidiaries' contributions are discretionary, and none have been made.

        Performance shares are awarded under the Company's 1993 Equity Participation Plan. The Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees of the Company and its Subsidiaries. The amount earned for each performance share depends upon the attainment by the Company of certain growth rates of adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share over a three-year period. At the election of the participant at the time of award, growth rates may be determined including or excluding realized and unrealized gains and losses on the Company's investment portfolio. No payout occurs if the compound annual growth rate of the Company's adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

        Performance shares granted under the 1993 Equity Participation Plan were as follows:

	Outstanding at Beginning of Year	Granted During the Year	Earned During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date
2000	1,223,025	437,300	540,710	24,781	1,094,834	52.1250
2001	1,094,834	310,200	261,034	12,250	1,131,750	79.0400
2002	1,131,750	376,775	380,279	13,901	1,114,345	85.6300

        The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The Company estimates the final cost of these performance shares and accrues for this expense over the performance period. The accrued expense for the performance shares was $58,916,000, $48,238,000 and $50,076,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The accrued expense for 2000 includes $26,177,000 of merger-related costs. Prior to the merger, in tandem with this accrued expense, the Company estimated those performance shares that it expected to settle in stock and recorded this amount in shareholders' equity as deferred compensation. The remainder of the accrual, which represented the amount of performance shares that the Company estimated it would settle in cash, was recorded in accrued expenses and other liabilities. As a result of the merger, the Company revised its assumption by assuming that all future payments would be settled in cash and recharacterized $39,599,000 from shareholders' equity to a liability. Had the compensation cost for the Company's performance shares been determined based upon the provisions of SFAS No. 123, there would have been no effect on the Company's reported net income.

        For obligations under the Company's Deferred Compensation Plan (DCP) and Supplemental Executive Retirement Plan (SERP), the Company generally purchases investments, which should perform similarly to the tracking investments chosen by the participants under the plans. In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24,004,000. This purchase was intended to fund obligations relating to the Company's Director Share Purchase Program (DSPP), which enables its participants to make deemed investments in the Company's common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. In 2002 and 2001, $271,000 and $288,000, respectively, of restricted treasury stock was distributed to a director as a deferred equity plan payout.

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

12.  COMMITMENTS AND CONTINGENCIES

        The Company and its Subsidiaries lease office space and equipment under non-cancelable operating leases, which expire at various dates through 2007. Future minimum rental payments are as follows (in thousands):

Year Ended December 31,
2003	$5,531
2004	5,397
2005	4,349
2006	1,460
2007	841

Total	$17,578

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $6,207,000, $6,207,000 and $5,067,000, respectively.

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

        Amounts of reinsurance ceded and assumed were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Written premiums ceded	$270,954	$165,932	$154,187
Written premiums assumed	2,443	3,130	9,702
Earned premiums ceded	134,093	99,251	85,175
Earned premiums assumed	4,079	3,653	3,312
Losses and loss adjustment expense payments ceded	(2,513)	(4,199)	1,616
Losses and loss adjustment expense payments assumed			26
	December 31,
	2002	2001
Principal outstanding ceded	$92,141,112	$75,407,703
Principal outstanding assumed	2,000,422	2,171,588
Deferred premium revenue ceded	557,659	420,798
Deferred premium revenue assumed	13,331	14,967
Losses and loss adjustment expense reserves ceded	75,950	28,880
Losses and loss adjustment expense reserves assumed	728	703

14. OUTSTANDING EXPOSURE AND COLLATERAL

        The Company's policies insure the scheduled payments of principal and interest on asset-backed and municipal obligations. The principal amount insured (in millions) as of December 31, 2002 and 2001 (net of amounts ceded to other insurers) and the terms to maturity are as follows:

	December 31, 2002		December 31, 2001
Terms to Maturity
	Asset-Backed(1)	Municipal	Asset-Backed(1)	Municipal
0 to 5 years	$64,158	$8,781	$39,913	$4,483
5 to 10 years	33,908	18,221	32,373	12,508
10 to 15 years	4,781	31,936	11,763	22,738
15 to 20 years	1,667	33,809	1,260	29,101
20 years and above	21,579	44,430	25,725	36,768

Total	$126,093	$137,177	$111,034	$105,598

(1)
Excludes $2,430 million and $479 million, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

        The principal amount ceded as of December 31, 2002 and 2001 and the terms to maturity are as follows (in millions):

	December 31, 2002		December 31, 2001
Terms to Maturity
	Asset-Backed	Municipal	Asset-Backed	Municipal
0 to 5 years	$10,130	$2,130	$8,386	$1,979
5 to 10 years	6,851	4,628	5,907	3,606
10 to 15 years	3,699	10,105	2,251	8,841
15 to 20 years	1,428	16,433	1,140	12,514
20 years and above	5,906	30,830	5,282	25,501

Total	$28,014	$64,126	$22,966	$52,441

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The principal amounts of insured obligations in the asset-backed insured portfolio are backed by the following types of collateral (in millions):

	Net of Amounts Ceded(1) December 31,		Ceded December 31,
Types of Collateral
	2002	2001	2002	2001
Residential mortgages	$23,379	$26,084	$5,480	$4,554
Consumer receivables	19,454	19,856	5,954	4,981
Pooled corporate obligations	78,113	61,412	13,007	11,839
Investor-owned utility obligations	619	598	348	314
Other asset-backed obligations	4,528	3,084	3,225	1,278

Total asset-backed obligations	$126,093	$111,034	$28,014	$22,966

(1)
Excludes $2,430 million and $479 million, in 2002 and 2001, respectively, relating to FSA-insured GICs issued by CMS that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because CMS is consolidated with the Company.

        The principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions):

	Net of Amounts Ceded December 31,		Ceded December 31,
Types of Issues
	2002	2001	2002	2001
General obligation bonds	$54,563	$42,692	$18,388	$15,512
Housing revenue bonds	5,833	4,717	1,687	1,557
Municipal utility revenue bonds	23,442	16,497	13,468	10,955
Health care revenue bonds	5,970	5,642	6,683	6,004
Tax-supported bonds (non-general obligation)	27,556	21,982	12,391	10,143
Transportation revenue bonds	7,640	5,391	5,748	4,760
Other municipal bonds	12,173	8,677	5,761	3,510

Total municipal obligations	$137,177	$105,598	$64,126	$52,441

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

        The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured municipal securities as of December 31, 2002:

State	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding	Ceded Par Amount Outstanding
		(in millions)		(in millions)
California	837	$19,379	14.1%	$7,299
New York	550	13,256	9.7	8,620
Texas	615	10,052	7.3	4,716
Pennsylvania	580	8,496	6.2	2,799
Florida	230	7,602	5.5	3,161
Illinois	580	6,697	4.9	2,988
New Jersey	445	6,322	4.6	3,545
Washington	239	5,020	3.7	2,506
Massachusetts	172	4,088	3.0	2,197
Michigan	340	3,864	2.8	1,345
Wisconsin	393	3,529	2.6	739
All other U.S. jurisdictions	2,622	45,399	33.1	20,481
International	40	3,473	2.5	3,730

Total	7,643	$137,177	100.0%	$64,126

15. RELATED PARTY TRANSACTIONS

        The Subsidiaries ceded premiums of $30,701,000 to Tokio Marine and Fire Insurance Co., Ltd. (Tokio Marine), a partial owner of the Company prior to the merger, for the year ended December 31, 2000. The Subsidiaries ceded losses and loss adjustment expenses of $2,935,000 to Tokio Marine for the year ended December 31, 2000. The Subsidiaries ceded premiums of $23,393,000, $12,795,000 and $22,581,000 to subsidiaries of XL, a partial owner of the Company prior to the merger and a current owner of an interest in FSA International, for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2002 and 2001 for reinsurance ceded to subsidiaries of XL were $31,976,000 and $27,509,000, respectively.

        The Subsidiaries ceded premiums of $(1,401,000) on a quota share basis to Commercial Reinsurance Company (Comm Re), an affiliate of MediaOne Capital Corporation (MediaOne), a partial owner of the Company prior to the merger, for the year ended December 31, 2000. The Subsidiaries assumed premiums of $8,568,000 from Comm Re for the year ended December 31, 2000, in connection with the acquisition of Comm Re by the Company in June 2000. The sellers have either posted a letter of credit or assumed Comm Re's exposure themselves to cover any losses on its exposure at the time of the acquisition, all of which is being accounted for as reinsurance by the Company. The Subsidiaries ceded losses and loss adjustment expense recoveries of $501,000 to this affiliate for the year ended December 31, 2000.

        The Subsidiaries had premiums written of $59,103,000, $54,295,000 and $4,412,000 in 2002, 2001 and 2000, respectively, relating to the guaranty of debt issued and of debt obligations purchased by FSA Global Funding Limited (FSA Global), in which the Company holds a 29% ownership interest (see Note 19). The amounts included in deferred premium revenue relating to FSA Global transactions are $35,452,000 and $40,090,000 at December 31,

2002 and 2001, respectively.

        The Subsidiaries had premiums earned of $17,272,000 and $7,159,000 for the years ended December 31, 2002 and 2001, respectively, relating to business with affiliates of Dexia. Deferred premium revenue relating to those transactions was $7,675,000 and $4,336,000 at December 31, 2002 and 2001, respectively. Gross par outstanding relating to those transactions were $16,165,980,000 and $10,906,755,000 at December 31, 2002 and 2001, respectively. The Company also paid Dexia a fee of $3,300,000 relating to business in which both Dexia and the Company are involved.

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

        Bonds, equity investments and GIC bond portfolio—The carrying amount represents fair value. The fair value is based upon quoted market price.

        Short-term investments, including the GIC short-term investment portfolio—The carrying amount is fair value, which approximates cost due to the short maturity of these instruments.

        Cash, receivable for investments sold and payable for investments purchased—The carrying amount approximates fair value because of the short maturity of these instruments.

        Securitized loans—The fair value of the loans is the present value of the expected cash flows as of the reporting date.

        Deferred premium revenue, net of prepaid reinsurance premiums—The carrying amount of deferred premium revenue, net of prepaid reinsurance premiums, represents the Company's future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance contract. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

        Notes payable—The carrying amount of notes payable represents the principal amount. The fair value is based upon quoted market price.

        Installment premiums—Consistent with industry practice, there is no carrying amount for installment premiums since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

        GICs—The fair value of a GIC is the present value of the expected cash flows as of the reporting date.

        Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses—The carrying amount is fair value, which is the net present value of the expected cash flows for specifically identified claims and potential losses in the Company's insured portfolio.

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Bonds	$2,829,763	$2,829,763	$2,329,269	$2,329,269
Equity investments			10,070	10,070
Short-term investments	375,688	375,688	218,727	218,727
GIC bond portfolio	1,827,312	1,827,312	427,993	427,993
GIC short-term investment portfolio	4,632	4,632	228,038	228,038
Cash	31,368	31,368	7,784	7,784
Securitized loans	437,462	437,231
Receivable for securities sold	92	92	3,981	3,981
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	$892,552	$738,738	$669,534	$567,629
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	147,668	147,668	85,548	85,548
GICs	2,449,033	2,449,813	599,975	600,887
Notes payable	430,000	438,380	330,000	330,364
Payable for investments purchased	10,490	10,490	85,488	85,488
Off-balance-sheet instruments:
Installment premiums	—	412,758	—	389,479

17. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

        Activity in the liability for losses and loss adjustment expenses, which consists of the case basis and general reserves, is summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Balance at January 1	$114,428	$116,336	$87,309
Less reinsurance recoverable	28,880	24,617	9,492

Net balance at January 1	85,548	91,719	77,817
Incurred losses and loss adjustment expenses:
Current year	21,133	8,203	6,672
Prior years	44,480	4,294	2,731
Recovered (paid) losses and loss adjustment expenses, net:
Prior years	(3,493)	(18,668)	4,499

Net balance December 31	147,668	85,548	91,719
Plus reinsurance recoverable	75,950	28,880	24,617

Balance at December 31	$223,618	$114,428	$116,336

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

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured collateralized debt obligations (CDOs). As a result, management analyzed all CDO transactions in its insured portfolio that breached overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized to estimate the loss inherent in this portfolio. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management selected Moody's 1992 idealized default curve as a predictor of future defaults on the CDO collateral. The per period default rate was calculated based on the Moody's weighted average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (ii) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case basis reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management has established a methodology of recording case basis reserves on CDO transactions to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions until 2010, but may elect to do so at an earlier date at its discretion. Application of this methodology resulted in recording $68.8 million in gross case basis reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case basis reserves. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximate $14.9 million that would have been accrued using the prior assumptions.

        During 2002, the Company increased its general reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for originations of new business and $3.4 million was for the accretion of the discount on prior years' reserves. Also during 2002, the Company transferred to the general reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the general reserve to case basis reserves. Giving effect to these transfers, the general reserve totaled $89.7 million at December 31, 2002.

        The cumulative amount of discount taken was approximately $44,690,000, $29,578,000 and $28,748,000 at December 31, 2002, 2001 and 2000, respectively.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(in thousands)
2002
Gross premiums written	$144,591	$170,838	$215,170	$273,102	$803,701
Net premiums written	95,241	125,186	149,304	163,016	532,747
Net premiums earned	69,698	77,053	80,087	88,042	314,880
Net investment income	33,398	35,100	34,457	36,165	139,120
Losses and loss adjustment expenses	2,912	39,207	8,876	14,618	65,613
Income before taxes	70,033	56,252	33,437	56,457	216,179
Net income	54,120	45,405	34,396	47,154	181,075
2001
Gross premiums written	$103,689	$133,162	$105,985	$142,734	$485,570
Net premiums written	71,373	89,982	69,164	89,119	319,638
Net premiums earned	51,264	56,496	57,639	65,600	230,999
Net investment income	31,714	31,537	32,239	33,431	128,921
Losses and loss adjustment expenses	2,778	3,195	3,139	3,385	12,497
Income before taxes	60,843	66,279	68,151	74,204	269,477
Net income	47,690	51,801	52,818	57,187	209,496

        Certain prior quarter balances have been reclassified to conform to the year-end presentation.

19. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        In June 1998, the Company invested $10,000,000 to purchase 1,000,000 shares of common stock, representing a 25% interest, in Fairbanks, which buys, sells and services residential mortgage loans. In October 1999, the Company invested $4,517,000 to purchase 361,333 shares of Fairbanks preferred stock, resulting in the Company owning a 22.2% interest in Fairbanks as of December 31, 1999. In December 2001, the Company invested an additional $14,980,000 in Fairbanks, resulting in the Company owning a 28.36% interest in Fairbanks as of December 31, 2001. In August of 2002, the Company invested an additional $13,391,000 in Fairbanks, resulting in the Company owning a 29.8% interest in Fairbanks as of December 31, 2002. The Company's investment in Fairbanks is accounted for using the equity method of accounting. Amounts recorded by the Company in connection with Fairbanks as of December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000
Investment in Fairbanks	$59,971	$32,785	$13,889
Equity in earnings from Fairbanks, net of goodwill amortization (in 2001 and 2000)	13,795	3,916	811

        At December 31, 2002 and 2001, the Company's retained earnings included $17,032,000 and $3,237,000, respectively, of accumulated undistributed earnings of Fairbanks (net of goodwill amortization).

        In November 1998, the Company invested $19,900,000 to purchase a 19.9% interest in XLFA, a financial guaranty insurance subsidiary of XL (see Note 7). In February 1999, the Company sold $4,900,000 of its interest back to XLFA, giving the Company a 15.0% interest in XLFA as of December 31, 1999. In December 2000, the Company invested an additional $24,000,000 to maintain its 15.0% interest. The Company's investment in XLFA is accounted for using the equity method of accounting because the Company has significant influence over XLFA's operations. Amounts recorded by the Company in connection with XLFA as of December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Investment in XLFA	$52,206	$49,726	$43,721
Equity in earnings from XLFA	9,145	8,356	3,090
Dividends received from XLFA	6,665	1,492	859

        At December 31, 2002 and 2001, the Company's retained earnings included $13,206,000 and $10,726,000, respectively, of accumulated undistributed earnings of XLFA.

        The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds in U.S. dollars at LIBOR-based floating borrowing rates and invests its funds in obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes. Total assets for FSA Global at December 31, 2002 and 2001 were $9,182,028,000 (unaudited) and $3,561,344,000, respectively. Total liabilities at December 31, 2002 and 2001 were $9,188,967,000 (unaudited) and $3,565,255,000, respectively. The foregoing assets and liabilities include assets and matched liabilities that are "economically defeased" in lease financings in which Company affiliates may play a number of financing roles. These economically defeased liabilities, and associated assets, are held in separate special purpose entities, FSA Global and Premier International Funding Co. At December 31, 2002 and 2001, FSA Global's economically defeased obligations were $6,708,688,000 and $1,982,961,000, respectively. For the years ended December 31, 2002 and 2001, total revenues for FSA Global were $285,897,000 (unaudited) and $151,135,000, respectively. For the years ended December 31, 2002 and 2001, total expenses for FSA Global were $284,945,000 (unaudited) and $150,530,000, respectively. FSA Global's net income for 2002, 2001 and 2000 was $952,000 (unaudited), $605,000 and $383,000. FSA Global's net income is determined net of premiums paid by FSA Global to FSA. For the years ended December 31, 2002 and 2001, FSA Global paid premiums to FSA of $7,707,000 and $7,502,000, respectively. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Consolidated Financial Statements for December 31, 2002. As of December 31, 2002, there were no case basis reserves required for any transactions related to FSA Global.

20. MINORITY INTEREST IN SUBSIDIARY

        In November 1998, FSA International sold to XL $20,000,000 of preferred shares representing a minority interest in FSA International, which is a Bermuda-based financial guaranty subsidiary of FSA (see Note 7). In December 1999, FSA International sold to XL an additional $10,000,000 of preferred shares to maintain its minority ownership percentage. The preferred shares are Cumulative Participating Voting Preferred Shares, which in total have a minimum fixed dividend of $1,500,000 per annum. For the years ended December 31, 2002, 2001 and 2000, the Company recognized minority interest of $6,684,000, $8,929,000 and $5,295,000, respectively.

21. GICs

        The obligations under GICs may be called at various times prior to maturity based upon certain agreed-upon events. As of December 31, 2002, the interest rates on these GICs were between 1.50% and 5.95%.

        Principal payments due under these GICs in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in thousands):

Expected Withdrawal Date	Principal Amount
2003	$334,505
2004	519,303
2005	237,626
2006	127,292
2007	502,775
Thereafter	712,608

Total	$2,434,109

22. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

        In August 2002, the Company terminated its exposure under its single-corporate-name credit default swap program in exchange for paying termination costs of $43.0 million, which was included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        FSA has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $35,033,000, $15,385,000 and $1,760,000 in net earned premium under these agreements for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in fair value, which were losses of $50.2 million and a gain of $6.7 million for the years ended December 31, 2002 and 2001, respectively, were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income and in other assets or liabilities. The losses or gains recognized by recording these contracts at fair value will be determined each quarter based upon market pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees. The Company does not believe the fair value adjustments are an indication of potential claims under FSA's guarantees.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair-value hedges are included in guaranteed investment contract net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. For the years ended December 31, 2002 and 2001, the Company recorded a net loss of $1,402,000 and a net gain of $161,000, respectively, relating to the ineffectiveness of these hedges. For the years ended December 31, 2002 and 2001, the Company recorded a net gain of $4,266,000 and $0, respectively, relating to failed hedges.

23. SECURITIZED LOANS

        In 2002, FSA exercised certain rights available under its financial guaranty policies and indentures relating to loan-backed notes issued by FMAC Loan Receivables Trust 1998-D and 2000-A (the Trusts). Those rights allowed FSA to accelerate the insured notes and pay claims under its insurance policy on an accelerated basis. Refinancing vehicles reimbursed FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the Trusts. The refinancing vehicles obtained their funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by CMS. FSA maintains significant reinsurance, first loss and quota share, on these transactions.

        Since the notes represent 100% of the debt capitalization of the Trusts and since FSA maintains all the risk of further asset decline and maintains control over key decisions regarding the Trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the Trusts were consolidated with FSA for accounting purposes.

        Although the securitized loans are included on FSA's balance sheet, the securitized loans continue to support FSA-insured transactions exclusively, subject to considerable first loss and quota share reinsurance. In accordance with AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," the Company has recorded the securitized loans at cost, has determined cash flows from the pools of securitized loans, net of reinsurance, and is recording income based upon the constant yield method. The cash flows on the securitized loans will be monitored and the constant yield modified to reflect any change in the cash flow estimates.

        As a result of these transactions, the Company recorded $437.5 million of securitized loans and $6.3 million of other income related to those securitized loans during the year ended December 31, 2002.

24. SEGMENT REPORTING

        The Company operates in two business segments, financial guaranty and financial services. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. Financial services includes the operations of the Company's asset management group, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a guaranteed rate. The following table is a summary of the financial information by segment as of and for the years ended December 31, 2002 and 2001:

	For the Year Ended December 31, 2002
	Financial Guaranty	Financial Services	Inter-segment Eliminations	Total
	(in thousands)
Revenues:
External	$397,647	$22,451		$420,098
Inter-segment	3,209	5,619	(8,828)
Expenses:
External	199,380	27,170		226,550
Inter-segment	5,619	3,209	(8,828)
Income before income taxes	218,488	(2,309)		216,179
Segment assets	5,096,577	2,454,383	(523,477)	7,027,483

	For the Year Ended December 31, 2001
	Financial Guaranty	Financial Services	Total
	(in thousands)
Revenues	$377,829	$825	$378,654
Expenses	111,460	1,060	112,520
Income (loss) before income taxes	269,712	(235)	269,477
Segment assets	3,648,421	660,433	4,308,854

        The inter-segment assets are intercompany loans that are in the financial services investment portfolio. The inter-segment revenues relate to premiums charged by the financial guaranty segment for insuring GICs and interest income and interest expense on the inter-segment loans.

25. RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46 addresses consolidation of VIEs which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions of FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Management believes that the implementation of FIN No. 46, on July 1, 2003, will cause the Company to consolidate for financial reporting purposes, for the first time, FSA Global (see Note 19) and Canadian Global (see Note 9). FIN No. 46 requires that, upon consolidation, the Company shall initially measure the VIEs' assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation on July 1, 2003 will be reflected as a cumulative effect of a change in accounting principle. The carrying amounts of assets, liabilities and minority interest may change significantly from December 31, 2002 to July 1, 2003 as a result of transactions entered into during that period. The Company will continue to analyze the effects of FIN No. 46, considering the timing of its release and the complexity of practical application to the Company's transactions.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45). FIN No. 45 relates to the accounting for and disclosure of guarantees. FIN No. 45 excludes financial guarantee insurance contracts, including those accounted for as insurance contracts and those accounted for as derivatives, from its initial recognition and measurement requirements. However, those contracts accounted for as derivatives are subject to its disclosure requirements. The disclosure requirements in FIN No. 45 are consistent with those already provided by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        On May 24, 2002, the Company's shareholders appointed 12 directors to serve until the Company's next annual meeting of shareholders or until their earlier resignation or removal. Effective in September 2002, two of those directors, John J. Byrne and Alain Delouis, resigned and the remaining directors elected Jacques Guerber a director of the Company. Information about the directors is set forth below in this Item, under the caption "Directors and Executive Officers" in Item 12 and in Item 13.

Dirk Bruneel Age 52	Director of the Company since November 2001. Mr. Bruneel has been a member of the Executive Committee of Dexia S.A. since July 2001, and is a director of a number of Dexia affiliated companies. He was a member of the Board of Directors of Banque Artesia (a Belgian based bank which was acquired by Dexia S.A. in July 2001) from November 1997 until March 2002; BACOB Bank s.c. (the retail banking subsidiary of Banque Artesia) from November 1993 until March 2002; and Dexia Bank from July 2001 through January 2002. Mr. Bruneel served as Chairman of the Management Committee of Banque Artesia from November 1998 until August 2001 and of BACOB Bank s.c. from January 1995 until August 2001, and was a member of the Management Committee of Dexia Bank from July 2001 through January 2002. Mr. Bruneel was previously Vice President of the Board of the Belgian Banking Association. He currently serves as a director of EHSAL, Erste Bank and Artesia Mortgage Capital Corporation, and as Treasurer of Vlaams Omroeporkest en Kamerkoor.
Robert P. Cochran Age 53
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
Bruno Deletre Age 41
Director of the Company since September 2001. Mr. Deletre has been a member of the Executive Board of Dexia Crédit Local since May 2001. Prior to that time, he held various positions in the French Ministry of Finance—Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997. He is chairman of the board of Dexia Global Structured Finance.
Robert N. Downey Age 67
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

Jacques Guerber Age 53
Director of the Company since September 2002. Mr. Guerber has been chairman of the Executive Board of Dexia Crédit Local, a subsidiary of Dexia S.A. formerly known as Crédit Local de France, since January 2000 and a member of the Executive Committee of Dexia S.A. since December 1999. He was previously senior executive vice president of Crédit Local de France since 1996 and a member of that company's Management Board since 1988. Earlier, he held management positions in the Local Development Division of Caisse dés Dépôts et Consignations.
David O. Maxwell Age 72
Director of the Company since August 1994. Mr. Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a member of the advisory boards of Centre Partners II, L.P. and Centre Partners III, L.P.
Séan W. McCarthy Age 44
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
James H. Ozanne Age 59
Director of the Company since January 1990. Mr. Ozanne served as Vice Chairman of the Board of Directors of the Company from February 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains ("Source One"), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was President of Fund American Enterprises, Inc. from March 1997 until December 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation ("USWCC") from September 1989 until December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. He is a director of Acquisitor, PLC, and Proton Energy Systems, Inc., Vice Chairman of Fairbanks Capital Holding Corp. and Chairman of Peco, Inc.
Pierre Richard Age 62
Director and Vice Chairman of the Company since July 2000. Mr. Richard was appointed Group Chief Executive and Chairman of the Executive Committee of Dexia S.A. in December 1999 after its reorganization. He had been co-Chairman of Dexia Group since its creation through the alliance between Crédit Local de France and Crédit Communal de Belgique in December 1996. In October 1987, when Crédit Local de France was incorporated, he took over as Chief Executive Officer and then, in December 1993, after the firm's privatization, he was named Chairman and Chief Executive Officer. He previously served as Deputy General Manager of Caisse des Dépôts et Consignations and, before that, as head of the Local Authorities Department at the French Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Compagnie Nationale Air France, Le Monde SA, Credit du Nord and Generali France Holding. He has been decorated as an Officier of the Légion d'Honneur and the Ordre National du Mérite and as a Commandeur of the Ordre of Leopold II.

Roger K. Taylor Age 51
Director of the Company since February 1995. Effective January 2002, Mr. Taylor became a part-time employee of the Company and Vice Chairman of FSA. Mr. Taylor served as Chief Operating Officer of the Company from May 1993 through December 2001 and President of the Company from November 1997 through December 2001. Mr. Taylor joined FSA in January 1990, and served FSA as its President from November 1997 until November 2000, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice President of Financial Guaranty Insurance Company, a financial guaranty insurer. Mr. Taylor is a director of Fairbanks Capital Holding Corp.
Rembert von Lowis Age 49
Director of the Company since July 2000. Mr. von Lowis is a member of the Executive Committee and Chief Financial Officer of Dexia S.A. He became Senior Executive Vice President of Crédit Local de France in 1993. Mr. von Lowis joined Crédit Local de France as Chief Financial Officer and member of its Executive Board in 1988. Earlier, he held management positions in the Local Development Division in Caisse des Dépôts et Consignations and the Local Authorities Department of the French Ministry of Interior. Mr. Von Lowis is a director of Dexia CLF Finance Company.

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

Executive Officers of the Company

        In addition to Messrs. Cochran and McCarthy (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers consist of the permanent members of the Management Committee.

Name	Age	Position
Russell B. Brewer II	46	Managing Director of FSA and the Company; Chief Underwriting Officer and Director of FSA
Daniel C. Farrell	36	Managing Director of FSA
Joseph W. Simon	44	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Bruce E. Stern	49	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA

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

        Mr. Simon was elected a Managing Director and the Chief Financial Officer of the Company and FSA in September 2002, having served in such capacity since April 2002. Prior to joining the Company, Mr. Simon was Chief Financial Officer of Intralinks, a technology company serving the financial markets. Earlier, he worked for TENTV.com, a provider of business-to-business video portals. From 1993 to 1999, he was a senior financial officer, last serving as the Chief Financial Officer, of Cantor Fitzgerald. Mr. Simon, a certified public accountant, began his professional career at Price Waterhouse in 1983.

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

Item 11. Executive Compensation.

Summary Compensation Table

        The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000.

		Annual Compensation			Long Term Compensation(1)
Name and Principal Position	Year	Salary	Bonus	LTIP Payouts(2)	All Other Compensation(3)
Robert P. Cochran Chairman of the Board and Chief Executive Officer	2002 2001 2000	$490,000 490,000 470,000	$2,600,000 3,400,000 1,900,000	$3,078,527 3,460,856 1,689,098	$115,000 1,928,646 5,695,821
Séan W. McCarthy President and Chief Operating Officer	2002 2001 2000	300,000 300,000 250,000	2,400,000 2,500,000 1,600,000	3,609,374 3,024,757 1,906,909	127,823 110,709 805,166
Bruce E. Stern Managing Director, General Counsel and Secretary	2002 2001 2000	230,000 230,000 215,000	650,000 770,000 600,000	1,304,909 1,093,904 413,553	74,700 549,894 1,661,932
Daniel C. Farrell Managing Director	2002 2001 2000	210,000 190,000 175,000	700,000 1,000,000 750,000	1,240,364 1,185,000 2,186,000	96,878 84,600 64,800
Russell B. Brewer II Managing Director and Chief Underwriting Officer	2002 2001 2000	230,000 230,000 215,000	600,000 770,000 600,000	1,289,911 1,100,268 409,192	74,700 727,407 1,489,111

(1)
No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2)
Payouts were made to or deferred by each named executive in February 2003 with respect to performance shares for the three-year performance cycle ending December 31, 2002.

(3)
All Other Compensation includes the excess, if any, of (a) income credited by the Company to participants under the Company's Deferred Compensation Plan ("DCP") and Supplemental Executive Retirement Plan ("SERP") over (b) a market rate of interest identified by the Internal Revenue Service as a proxy for the rate the Company would be paying to a lender if the Company had paid out the deferred compensation or SERP contribution up front and did not have the use of the funds. The Company currently match funds substantially all phantom investments made by participants in the DCP and SERP. Investment alternatives under the DCP and SERP include: (a) mutual funds; (b) shares of certain companies; (c) in the case of director participants, shares under a share purchase program described below under the caption "Director Share Purchase Program"); and (d) prior to July 2000, shares of the Company's common stock acquired but deferred under the Company's equity plans. Since the Company match funds substantially all phantom investments under the DCP and SERP, the principal cost associated with these plans comes from the recognition of gains on matched investments if and when realized by the Company, prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Set forth below are amounts included in All Other Compensation equaling the excess of (a) the amount of income credited under the DCP and SERP over (b) 5.76% for 2002, 5.92% for 2001 and 6.97% for 2000.

Officer	2002	2001	2000
Robert P. Cochran	$—	$1,813,646	$5,580,821
Séan W. McCarthy	37,823	20,709	715,166
Bruce E. Stern	—	476,544	1,602,982
Daniel C. Farrell	9,578	—	—
Russell B. Brewer II	—	654,057	1,430,161

  All Other Compensation also includes contributions by the Company to a defined contribution pension plan ("Pension Plan") and the SERP as follows:

Officer	2002 Pension Plan	SERP	2001 Pension Plan	SERP	2000 Pension Plan	SERP
Robert P. Cochran	$15,300	$74,700	$15,300	$74,700	$14,400	$75,600
Séan W. McCarthy	15,300	74,700	15,300	74,700	14,400	75,600
Bruce E. Stern	15,300	59,400	15,300	58,050	14,400	44,550
Daniel C. Farrell	15,300	72,000	15,300	69,300	14,400	50,400
Russell B. Brewer II	15,300	59,400	15,300	58,050	14,400	44,550

  All Other Compensation also includes amounts paid by the Company to gross up employees for Medicare tax paid in respect of equity bonus awards and other fringe benefits.

Employment Agreements and Arrangements; Change in Control Provisions

        In connection with the Merger, each of Messrs. Cochran and McCarthy entered into four-year employment agreements with the Company, effective July 5, 2000, the date of the Merger. The employment agreements generally guarantee continuation of compensation and benefits through July 5, 2004. Compensation consists of (i) base salary at the annual rate in effect immediately prior to the Merger, subject to increase at the Board's discretion; (ii) annual bonus equal to a minimum percentage of a defined "bonus pool"; and (iii) annual grants of performance shares under the Company's 1993 Equity Participation Plan, as amended (the "Equity Plan"), equal to no less than 50% of the number of performance shares granted to such executive officer in 2000. The bonus pool equals 7% of the after-tax growth in adjusted book value for the year, excluding realized and unrealized gains/losses on investments and including a return on equity modifier consistent with the Company's practice in effect before the Merger. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $12 million after giving effect to 2002 bonuses (paid in the first quarter of 2003), may also be distributable. Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.6% and 4.25%, respectively, of the bonus pool and, if applicable, the reserve pool. The employment agreements provide that an additional 2.02% of the bonus pool and, if applicable, the reserve pool, will be allocated among those two executive officers as determined by the Human Resources Committee. The employment agreements also provide for continued participation in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without cause or either of such executive officers terminates his employment for "good reason", he will be entitled to twice his annual base and average annual bonus; his outstanding performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company; and two-thirds of both his remaining unvested performance shares and the minimum annual performance shares which he is entitled to receive through July 5, 2004 will vest. Each employment agreement provides that, if the employee is terminated for cause or terminates his employment without "good reason" during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term, he will also be entitled to his pro-rata annual bonus through the date of termination, his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company, and subsequently awarded performance shares will be treated as provided in the Equity Plan. The employment agreements contain a non-compete provision extending through the four-year term.

        The Company's severance policy for senior management entitles Messrs. Farrell, Stern and Brewer to 12 months of compensation, in each case if terminated without cause and based upon current compensation (or, in certain events, prior compensation if higher). The severance policy was amended in connection with the Merger to provide reimbursement (on a grossed-up basis) for any "golden parachute" excise taxes payable by employees upon their termination of employment following the Merger, and to restrict adverse amendments to the policy through December 31, 2004.

        The Equity Plan provides for accelerated vesting and payment of equity bonus shares, performance shares and stock options awarded there under upon the occurrence of certain change in control transactions involving the

Company. These provisions are generally applicable to all participants in the Equity Plan. Each of the named executive officers holds performance shares awarded under the Equity Plan.

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

Director Share Purchase Program

        In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings, Inc. ("DHI") and Dexia Public Finance Bank (now Dexia Crédit Local) establishing a program (the "Director Share Purchase Program") pursuant to which Company directors could invest in shares of the Company's common stock. The Director Share Purchase Program entitles each director of the Company to purchase from Dexia S.A. (or an affiliate thereof) up to $10 million of restricted shares ("Restricted Shares") of the Company's Common Stock at an initial price of $78.766 per share; provided that (i) Restricted Shares must be held for the lesser of four years or the participant's tenure as a director of the Company; (ii) Restricted Shares may be put to Dexia Crédit Local at any time or from time to time following the required holding period for cash; and (iii) purchases of shares after inception of the program are at a price equal to the purchase price for shares put to Dexia Crédit Local described below. Directors may purchase such shares either directly or through deemed investments under the Company's Deferred Compensation Plan ("DCP") or Supplemental Executive Retirement Plan ("SERP"). Each deemed investment election with respect to these shares is irrevocable. The Director Share Purchase Program enables the Company to purchase from DHI, at the same price, the same number of shares of common stock purchased by directors through phantom investments under the DCP or SERP. Upon expiration of any applicable deferral period, the Company is obligated to pay out the phantom investments in shares of common stock, which must be held by the participant as if acquired directly from DHI for generally a minimum of six months. The purchase price for each Restricted Share put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share ("ABV per share"), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plan. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share freezes on the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

        During 2002, one of the Company's directors, Mr. Ozanne, made additional investments in phantom shares under this program. Mr. Ozanne purchased approximately 150, 164, 158 and 150 phantom shares on February 14, 2002, May 23, 2002, September 5, 2002 and November 14, 2002, respectively, at purchase prices per share determined under the formula described above of $101.38, $104.86, $109.10 and $115.22, respectively. In July 2002, the deferral period in respect of 3,437 phantom shares expired for another director, Mr. Downey, and the Company satisfied its obligation to pay out those shares in kind by issuing 3,437 treasury shares of common stock to Mr. Downey. Sales under the program are not registered under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2) of that Act. Such investments, and outstanding investments made by the Company's directors, are described under the caption "Directors and Executive Officers" in Item 12.

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

        The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2002 (which awards were made in January or February 2003), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

LONG-TERM INCENTIVE PLANS—AWARDS IN 2002(1)

			Estimated Future Payouts(3)
Name	Performance Shares Awarded	Performance Period Until Payout	Threshold (no. of shares)	Target (no. of shares)	Maximum (no. of shares)
Robert P. Cochran	38,000	(2)	0	38,000	76,000
Séan W. McCarthy	25,000	(2)	0	25,000	50,000
Bruce E. Stern	10,000	(2)	0	10,000	20,000
Daniel C. Farrell	10,000	(2)	0	10,000	20,000
Russell B. Brewer II	10,000	(2)	0	10,000	20,000

(1)
These performance shares were awarded under the Equity Plan in January or February 2003 for the year ended December 31, 2002. The table excludes performance shares awarded in January 2002 for the year ended December 31, 2001, which are set forth in a table under the caption "Performance Shares" in Item 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)
One-third of each award relates to the three-year performance cycle ending December 31, 2005; and two-thirds of each award relates to the three-year performance cycle ending December 31, 2006. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

(3)
The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in "adjusted book value" and "book value" per share ("ROE") of Common Stock during an applicable "performance cycle" and the value of Common Stock at the time of payout of such performance shares. At the election of the holder at the time of the award, ROE may be determined including or excluding realized and unrealized gains and losses in the Company's investment portfolio. With respect to the performance shares described in the table above, if ROE is 7% or less per annum for any performance cycle, no shares of Common Stock will be earned for the performance cycle; if ROE is 13% per annum for any performance cycle, a number of shares of Common Stock equal to 100% of the number of performance shares will be earned for that performance cycle; and if ROE is 19% per annum or higher for any performance cycle, a number of shares of Common Stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company's Common Stock is not registered under the Securities Exchange Act of 1934, the Company expects to pay its performance shares in cash rather than stock with shares valued at the greater of (i) 0.85 times "adjusted book value" per share and (ii) the average of (a) 1.15 times "adjusted book value" per share and (b) 14 times "operating earnings" per share (each such term as defined in the performance share award agreements).

Compensation Committee Interlocks and Insider Participation

        The Human Resources Committee consisted of Messrs. Maxwell (Chairperson), Byrne (until he resigned as a director in September 2002), Cochran, Deletre (since May 2002), Downey and Richard during 2002. Except for Mr. Cochran, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Byrne is Chairman of White Mountains Insurance Group Ltd. ("White Mountains"), and served as that company's Chief Executive Officer until January 1, 2003. White Mountains was a major shareholder of the Company prior to the Merger. Mr. Cochran, Chairman and Chief Executive Officer of the Company, is a director of White Mountains, the Chairman of its human resources committee and a member of its compensation committee. Mr. Downey, a director of the Company, is a Senior Director of Goldman, Sachs & Co. Goldman Sachs was an underwriter of the Company's issuance in November 2002 of $230 million principal amount of 6.25% Notes due November 1, 2102. Mr. Richard is the Group Chief Executive and Chairman of the Executive Committee of Dexia S.A. and Mr. Deletre is a member of the Executive Board of Dexia Crédit Local. Mr. Ozanne is Vice Chairman of Fairbanks Capital Holdings Corp. ("Fairbanks"), a servicer of residential mortgage loans, including a number of residential mortgage loan portfolios supporting transactions insured by FSA. In August 2002, the Company contributed an additional $13.4 million to Fairbanks, increasing its equity ownership in that company to

29.8%. Executive officers of the Company have invested in White Mountains and two other companies sponsored by White Mountains, Montpelier Re Holdings Ltd. and Olympus Re Holdings, Ltd.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

        The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 15, 2003 as to each person known by the Company to beneficially own, within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), 5% or more of the outstanding shares of the Common Stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock, par value $.01 per share	Dexia S.A.(1) 7 à 11 quai André Citröen BP-1002 75 901 Paris Cedex 15, France	32,840,449 shares(1)(2)	98.9	%(2)
	Boulevard Pachéco 44 B-1000 Brussels, Belgium

(1)
Shares are held indirectly through a subsidiary of Dexia S.A.

(2)
For purposes of this table, Dexia S.A. is not deemed to be the beneficial owner of 297,658 shares acquired by the Company in connection with the Director Share Purchase Program described under the caption "Director Share Purchase Program" in Item 11. Ownership percentage is calculated based on 33,220,337 shares of Common Stock outstanding at March 15, 2003, which excludes such shares acquired by the Company.

Directors and Executive Officers

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 15, 2003 for (a) each director of the Company, (b) each executive officer named under "Executive Compensation—Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. The table also provides information regarding economic ownership. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Dirk Bruneel(2)	—	—
Robert P. Cochran	—	281,625
Bruno Deletre(2)	—	—
Robert N. Downey	17,887	29,259
Jacques Guerber	—	—
Séan W. McCarthy	—	134,385
David O. Maxwell	5,213	19,299
James H. Ozanne	—	24,576
Pierre Richard(2)	—	—
Roger K. Taylor	—	154,822
Rembert von Lowis(2)	—	—
Bruce E. Stern	—	40,000
Daniel C. Farrell	—	36,667
Russell B. Brewer II	—	40,000
All executive officers and directors as a group (15 persons)	23,100	770,633

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

Officer	Performance Shares
Robert P. Cochran	154,667
Séan W. McCarthy	108,333
Bruce E. Stern	40,000
Daniel C. Farrell	36,667
Russell B. Brewer II	40,000

  In December 2000, the Company acquired shares of its common stock from Dexia Holdings, Inc. to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP. In July 2002, the Company transferred 3,437 of those shares to Mr. Downey as payment in kind for phantom shares that came out of deferral.

(2)
Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis, who are directors of the Company, are officers of Dexia S.A. or its subsidiaries. Dexia S.A. indirectly owns 98.9% of the Company's Common Stock.

        The Company is not aware of any arrangements that may result in a change in control of the Company.

        The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia S.A., at March 15, 2003, for (a) each director of the Company, (b) each executive officer named under "Executive Compensation—Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 0.1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Dirk Bruneel	21,590
Robert P. Cochran	282,250
Bruno Deletre	—
Robert N. Downey	—
Jacques Guerber	750
Séan W. McCarthy	223,600
David O. Maxwell	—
James H. Ozanne	—
Pierre Richard	29,000
Roger K. Taylor	124,690
Rembert von Lowis	5,120
Bruce E. Stern	91,450
Daniel C. Farrell	106,710
Russell B. Brewer II	90,960
All executive officers and directors as a group (15 persons)	976,120

(1)
Dexia has provided the Company with information regarding shares owned by Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis, and has advised the Company that (a) shares presented for those directors include only shares owned directly by such directors and exclude warrants (most of which are out-of-the-money), and (b) on December 31, 2002, the total number of outstanding Dexia shares was 1,181,685,852, so that together the Company's executive officers and directors owned 0.083% of Dexia shares and the maximum amount owned by any of the Company's executive officers and directors represents 0.024% of Dexia shares. A majority of the shares set forth above were acquired under the Employee Share Plans of Dexia S.A. during 2000, 2001 and 2002. All employees of the Company were allowed to participate in these plans. These Plans allowed employees to purchase shares at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under the 2001 and 2002 Employee Share Plan include shares acquired under a "leveraged option", under which employees were entitled to the upside from ten shares for each share purchased with his or her own funds, with a third party financial institution being entitled to all dividends paid and 38% (for 2001) and 40% (for 2002) of any share appreciation during the five-year investment period, and with the employee having the benefit of a "floor" guarantying a return of invested funds following expiration of the five-year investment period. The number of shares in the table above includes, for the executive officers named in the "Summary Compensation Table" in Item 11 above, shares owned under the leveraged option, as follows:

Officer	Leveraged Shares
Robert P. Cochran	280,750
Séan W. McCarthy	222,100
Bruce E. Stern	85,990
Daniel C. Farrell	106,710
Russell B. Brewer II	89,460

Securities Available Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2002 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	Not applicable	Equity bonus awards (no longer granted by the Company): 9,984,780 All other awards: 3,112,263
Equity compensation plans not approved by security holders(2)	0	Not applicable	1,073,905
Total	0	Not applicable	14,170,948

(1)
The only plan of this type maintained by the Company is its 1993 Equity Participation Plan, as amended (the "Equity Plan"). Since inception, up to 3,610,780 shares of Common Stock have been available for distribution under the Equity Plan in respect of "performance shares", stock options and restricted stock, and up to 10,000,000 shares of Common Stock have been available for the payment of "equity bonuses". Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If any stock option, restricted stock or performance share awarded under the Equity Plan is forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan. The Company has discontinued granting stock options, restricted stock and equity bonus awards, and none of such awards are outstanding. So long as the Company's Common Stock is not registered under the Securities Exchange Act of 1934, the Company expects to pay its performance shares in cash rather than stock.

(2)
The only plan of this type maintained by the Company is its Director Share Purchase Program described in Item 11. Under this Program, each director of the Company can purchase directly from Dexia Holdings Inc., or through "phantom" investments in the Company's deferred equity plan or supplemental executive retirement plan, up to 126,958 shares of Common Stock. Shares acquired under the Program may generally be put to a Dexia affiliate after a four-year minimum holding period for a price equal to the product of (a) 1.4676 and (b) adjusted book value per share. The number set forth above assumes the current number of directors (11) and deducts shares already purchased.

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

Director Share Purchase Program

        Directors are entitled to purchase up to 126,958 of actual or phantom shares of the Company's Common Stock, as described above under the caption "Director Share Purchase Program" in Item 11.

Other Relationships

        Additional information relating to certain relationships and related transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11.

Item 14. Controls and Procedures

        Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
Financial Statements and Financial Statement Schedules and Exhibits.

1.
Financial Statements

    Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

    Report of Independent Accountants

    Consolidated Balance Sheets at December 31, 2002 and 2001

    Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report.

Schedule	Title
II	Condensed Financial Information of Registrant for the Years Ended December 31, 2002, 2001 and 2000.
The report of the Registrant's independent auditors with respect to the above listed financial statement schedule is set forth on page 47 of this Report.
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
3.1
Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-74165), (the "Form S-3"), and incorporated herein by reference.)
3.1	(A)
Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the "September 30, 2000 10-Q"), and incorporated herein by reference.)
3.1	(B)
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
4.1
Indenture dated as of September 15, 1997 (as supplemented, the "Senior QUIDS Indenture") between the Company and First Union National Bank, as Trustee (the "Senior Debt Trustee"). (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated September 15, 1997 (the "September 1997 Form 8-K"), and incorporated herein by reference.)
4.1	(A)
First Supplemental Indenture dated as of November 13, 1998, between the Company and the Senior Debt Trustee. (Previously filed as Exhibit 6 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 1998 (the "November 1998 Form 8-K"), and incorporated herein by reference.)
4.1	(B)	Form of 6.950% Senior Quarterly Income Debt Securities due 2098. (Previously filed as Exhibit 2 to the November 1998 Form 8-K, and incorporated herein by reference.)
4.1	(C)	Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Senior QUIDS Indenture. (Previously filed as Exhibit 5 to the November 1998 Form 8-K, and incorporated herein by reference.)
4.1	(D)
Amended and Restated Trust Indenture dated as of February 24, 1999 (the "Amended and Restated Senior Indenture") between the Company and the Senior Debt Trustee. (Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-74165), and incorporated herein by reference.)

4.1	(E)
Form of 6 7/8% Quarterly Interest Bond Securities due December 15, 2101. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001 (the "December 2001 Form 8-K"), and incorporated herein by reference.)
4.1	(F)
Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the December 2001 Form 8-K, and incorporated herein by reference.)
4.1	(G)
Form of 6.25% Notes due 2102. (Previously filed as Exhibit 3 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 2002 and filed November 25, 2002 (the "November 2002 Form 8-K"), and incorporated herein by reference.)
4.1	(H)
Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 4 to the November 2002 Form 8-K, and incorporated herein by reference.)
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
10.3
Second Amended and Restated Credit Agreement dated as of April 30, 1999, among FSA, FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank Girozentrale, New York Branch, as Agent. (Previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 1999, and incorporated herein by reference.)
10.4	†*	Supplemental Executive Retirement Plan (amended and restated as of November 14, 2002).
10.5	†
Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001 (the "June 30, 2001 10-Q"), and incorporated herein by reference.)
10.6	†*	Deferred Compensation Plan (amended and restated as of November 14, 2002).
10.7	†	Severance Policy for Senior Management (amended and restated as of May 17, 2001). (Previously filed as Exhibit No. 10.2 to the June 30, 2001 10-Q, and incorporated herein by reference.)
10.8	†
Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K

(Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the "December 31, 2000 10-K"), and incorporated herein by reference.)
10.9	†
Employment Agreement dated as of March 14, 2000 by and between the Company and Robert P. Cochran. (Previously filed as Exhibit 10.10 to the December 31, 2000 10-K, and incorporated herein by reference.)
10.10	†
Employment Agreement dated as of March 14, 2000 by and between the Company and Séan W. McCarthy. (Previously filed as Exhibit 10.12 to the December 31, 2000 10-K, and incorporated herein by reference.)
21	*	List of Subsidiaries.
23	*	Consent of PricewaterhouseCoopers LLP.
24	*	Powers of Attorney.
99.1	*	Financial Security Assurance Inc. and Subsidiaries 2002 Consolidated Financial Statements and Report of Independent Accountants.
99.2	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*
Filed herewith.

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated November 6, 2002, with the Securities and Exchange Commission on November 25, 2002, which incorporated by reference the documents included as Exhibits thereto into the Registration Statement relating to the Company's 6.25% Notes due 2102.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Registrant)
By:	/s/ ROBERT P. COCHRAN
Name: Robert P. Cochran Title: Chairman and Chief Executive Officer Dated: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. COCHRAN* Robert P. Cochran	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ SÉAN W. MCCARTHY* Séan W. McCarthy	President, Chief Operating Officer and Director	March 28, 2003
/s/ JOSEPH W. SIMON* Joseph W. Simon	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 28, 2003
/s/ JEFFREY S. JOSEPH* Jeffrey S. Joseph	Managing Director and Controller (Principal Accounting Officer)	March 28, 2003
/s/ DIRK BRUNEEL* Dirk Bruneel	Director	March 28, 2003
/s/ BRUNO DELETRE* Bruno Deletre	Director	March 28, 2003
/s/ ROBERT N. DOWNEY* Robert N. Downey	Director	March 28, 2003
/s/ JACQUES GUERBER* Jacques Guerber	Director	March 28, 2003
/s/ DAVID O. MAXWELL* David O. Maxwell	Director	March 28, 2003
/s/ JAMES H. OZANNE* James H. Ozanne	Director	March 28, 2003
/s/ PIERRE RICHARD* Pierre Richard	Vice Chairman and Director	March 28, 2003
/s/ ROGER K. TAYLOR* Roger K. Taylor	Director	March 28, 2003

/s/ REMBERT VON LOWIS* Rembert von Lowis	Director	March 28, 2003

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

By:	/s/ ROBERT P. COCHRAN Robert P. Cochran, Attorney-in-fact

CERTIFICATIONS

        I, Robert P. Cochran, certify that:

1.
I have reviewed this annual report on Form 10-K of Financial Security Assurance Holdings Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT P. COCHRAN Name: Robert P. Cochran Title: Chief Executive Officer

        I, Joseph W. Simon, certify that:

1.
I have reviewed this annual report on Form 10-K of Financial Security Assurance Holdings Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOSEPH W. SIMON Name: Joseph W. Simon Title: Chief Financial Officer

Schedule II

Condensed Financial Information of Registrant

Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2002	2001
Assets:
Bonds at market value (amortized cost $17,164 and $24,961)	$17,606	$25,477
Short-term investments	10,439	1,377
Cash	1,752	421
Investment in subsidiaries, at equity in net assets	2,033,153	1,751,231
Notes receivable from subsidiary	212,850	144,000
Deferred compensation asset	83,438	96,157
Deferred taxes	29,115	31,814
Due from subsidiaries	40	468
Other assets	31,873	34,480

Total Assets	$2,420,266	$2,085,425

Liabilities and Shareholders' Equity:
Notes payable	$430,000	$330,000
Other liabilities	33,150	22,473
Due to Subsidiaries	1,006
Deferred Compensation	82,264	95,260
Taxes payable	5,476	1,734
Shareholders' equity	1,868,370	1,635,958

Total Liabilities and Shareholders' Equity	$2,420,266	$2,085,425

Condensed Statements of Income
(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Investment income	$8,161	$6,641	$7,271
Net realized gains (losses)	805	901	(5,331)
Other income (loss)	38	(319)	247
Interest and amortization expense	(28,098)	(16,866)	(16,614)
Salaries and related expenses	5	(598)	(31,923)
Equity-based compensation			(44,106)
Commissions	(3,300)
Other expenses	(1,686)	(1,267)	(2,886)
Net unrealized losses on derivative instruments	(2,013)

	(26,088)	(11,508)	(93,342)
Equity in undistributed net income of subsidiaries	196,720	216,911	124,292

Income before income taxes	170,632	205,403	30,950
Income tax benefit	10,443	4,093	32,333

Net income	$181,075	$209,496	$63,283

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Other operating expenses recovered, net	$7,422	$1,327	$(92,984)
Net investment income received	9,007	5,431	7,129
Federal income taxes received	35,578	8,228	6,303
Interest paid	(22,710)	(18,934)	(14,141)
Other	(6,731)	(3,650)	(468)

Net cash provided by (used for) operating activities	22,566	(7,598)	(94,161)

Cash flows from investing activities:
Proceeds from sales of bonds	24,703	52,710	48,431
Proceeds from sales of equity investments			14,167
Purchases of bonds	(7,669)	(60,945)	(55,139)
Purchases of equity investments
Purchases of property and equipment
Investment in subsidiaries	(41,187)	(35,141)	41,644
Net decrease (increase) in short-term investments	(9,128)	7,084	(1,870)
Other investments		2,260	735

Net cash provided by (used for) investing activities	(33,281)	(34,032)	47,968

Cash flows from financing activities (b):
Issuance of notes payable	222,605	96,625
Repayment of notes payable	(130,000)
Surplus notes purchased, net	(68,850)	(24,000)
Dividends paid	(11,709)	(31,141)	(7,876)
Purchase of common stock			(24,155)
Sale of treasury stock(a)			38,644
Settlement of forward shares			39,408
Other			446

Net cash provided by financing activities	12,046	41,484	46,467

Net increase (decrease) in cash	1,331	(146)	274
Cash at beginning of year	421	567	293

Cash at end of year	$1,752	$421	$567

Reconciliation of net income to net cash provided by operating activities:
Net income	$181,075	$209,496	$63,283
Equity in undistributed net income of subsidiary	(177,908)	(212,034)	(128,173)
Decrease (increase) in accrued investment income	891	(1,258)	(71)
Increase (decrease) in accrued income taxes	3,742	(1,975)	4,808
Provision (benefit) for deferred income taxes	2,581	1,218	(26,957)
Net realized losses (gains) on investments	(805)	(901)	5,331
Deferred equity compensation			(14,578)
Depreciation and accretion of bond discount		48	(217)
Change in other assets and liabilities	12,990	(2,192)	2,413

Cash provided by (used for) operating activities	$22,566	$(7,598)	$(94,161)

(a)
In 2000, $14,088 in treasury stock was used to pay employees to settle the Company's deferred equity obligation.

(b)
In 2002, 2001 and 2000, the Company's subsidiaries received a tax benefit of $18,812, $4,875 and $3,881, respectively, by utilizing the Company's losses. These balances were recorded as capital contributions.

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

SCHEDULE II

Financial Security Assurance Holdings Ltd. (Parent Company)

Notes to Condensed Financial Statements

1.
Condensed Financial Statements

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto. Certain reclassifications have been made to conform to the 2002 presentation.

2.
Significant Accounting Policies

          The Parent Company carries its investments in subsidiaries under the equity method.

3.
Long-Term Debt

          On November 26, 2002, the Company issued $230,000,000 of 6.25% Notes due November 1, 2102 and callable without premium or penalty in whole or in part at any time on or after November 27, 2007. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130,000,000 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097. The unamortized debt issuance costs, at the date of redemption, of $4,097,000 were charged to earnings. Interest is paid quarterly beginning on February 1, 2003. Debt issuance costs of $7,395,000 are being amortized over the life of the debt.

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

Exhibit Index

Exhibit No.	Exhibit
10.4	Supplemental Executive Retirement Plan (amended and restated as of November 14, 2002)
10.6	Deferred Compensation Plan (amended and restated as of November 14, 2002)
21	List of Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney
99.1	Financial Security Assurance Inc. and Subsidiaries 2002 Consolidated Financial Statements and Report of Independent Accountants
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

        All other Exhibits to Form 10-K are incorporated by reference, as described in Item 15 of Form 10-K.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands, except per share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
Schedule II Condensed Financial Information of Registrant
SCHEDULE II Financial Security Assurance Holdings Ltd. (Parent Company) Notes to Condensed Financial Statements
Exhibit Index