Form 10-Q
period 2003-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2003-05-14
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At May 13, 2003, there were 33,220,337 outstanding shares of Common Stock of the registrant (excludes 297,658 shares of treasury stock).

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Unaudited Financial Statements Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets—March 31, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Operations and Comprehensive Income—Three months ended March 31, 2003 and 2002	2
	Condensed Consolidated Statement of Changes in Shareholders' Equity—Three months ended March 31, 2003	3
	Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19
CERTIFICATIONS		20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS
Bonds at market value (amortized cost of $2,708,746 and $2,615,173)	$2,927,233	$2,829,763
Short-term investments	286,799	375,688
Guaranteed investment contract bond portfolio at market value (amortized cost of $1,858,037 and $1,800,106)	1,878,293	1,827,312
Guaranteed investment contract bond portfolio pledged as collateral at market value (amortized cost of $84,611)	87,668
Guaranteed investment contract short-term investment portfolio		4,632

Total investments	5,179,993	5,037,395
Cash	21,940	31,368
Securitized loans	431,355	437,462
Securities purchased under agreements to resell	272,000	90,000
Deferred acquisition costs	263,144	253,777
Prepaid reinsurance premiums	558,512	557,659
Reinsurance recoverable on unpaid losses	74,984	75,950
Investment in unconsolidated affiliates	125,525	115,833
Other assets	430,062	428,039

TOTAL ASSETS	$7,357,515	$7,027,483

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,463,212	$1,450,211
Losses and loss adjustment expenses	227,928	223,618
Guaranteed investment contracts	2,592,913	2,449,033
Deferred federal income taxes	129,617	124,310
Securities sold under agreements to repurchase	83,433
Ceded reinsurance balances payable	46,912	79,870
Notes payable	430,000	430,000
Deferred compensation	95,104	83,031
Minority interest	55,268	52,841
Payable for securities purchased	113,556	10,490
Accrued expenses and other liabilities	183,008	255,709

TOTAL LIABILITIES AND MINORITY INTEREST	5,420,951	5,159,113

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	903,494	903,494
Accumulated other comprehensive income (net of deferred income taxes of $67,086 and $66,270)	137,052	134,683
Accumulated earnings	895,683	829,858
Deferred equity compensation	23,445	23,445
Less treasury stock at cost (297,658 shares held)	(23,445)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	1,936,564	1,868,370

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$7,357,515	$7,027,483

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Revenues:
Net premiums written	$92,185	$95,241

Net premiums earned	80,090	69,698
Net investment income	36,533	33,398
Net realized gains	1,064	1,083
Guaranteed investment contract net interest income	7,172	3,032
Guaranteed investment contract net realized gains	747
Net realized and unrealized losses on derivative instruments	(225)	(8,228)
Other income	1,176	146

TOTAL REVENUES	126,557	99,129

Expenses:
Losses and loss adjustment expenses	6,300	2,912
Interest expense	7,086	5,861
Policy acquisition costs	13,399	12,365
Guaranteed investment contract net interest expense	7,313	2,679
Other operating expenses	15,600	10,263

TOTAL EXPENSES	49,698	34,080

Minority interest	(2,427)	(2,060)
Equity in earnings of unconsolidated affiliates	9,328	7,044

INCOME BEFORE INCOME TAXES	83,760	70,033
Provision for income taxes	17,935	15,913

NET INCOME	65,825	54,120

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	2,695	(5,515)
Less: reclassification adjustment for gains included in net income	326	776

Other comprehensive income (loss)	2,369	(6,291)

COMPREHENSIVE INCOME	$68,194	$47,829

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital— Common	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2002	$335	$903,494	$134,683	$829,858	$23,445	$(23,445)	$1,868,370
Net income				65,825			65,825
Net unrealized gain on investments, net of tax			2,369				2,369

BALANCE, March 31, 2003	$335	$903,494	$137,052	$895,683	$23,445	$(23,445)	$1,936,564

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Premiums received, net	$54,763	$110,202
Policy acquisition and other operating expenses paid, net	(104,373)	(85,229)
Recoverable advances recovered (paid)	717	742
Losses and loss adjustment expenses paid, net	(1,329)	(604)
Net investment income received	44,939	36,763
Federal income taxes recovered (paid)	2,855	(17,080)
Interest paid	(6,052)	(5,777)
Interest paid on guaranteed investment contracts	(4,003)	(5,809)
Other	2,823	4,333

Net cash provided by (used for) operating activities	(9,660)	37,541

Cash flows from investing activities:
Proceeds from sales of bonds	314,420	146,410
Proceeds from sales of guaranteed investment contract bonds	261,545
Purchases of bonds	(305,962)	(274,557)
Purchases of guaranteed investment contract bonds	(312,081)	(269,950)
Purchases of property and equipment	(293)	(2,168)
Net decrease in guaranteed investment contract short-term investments	4,633	132,438
Net decrease (increase) in short-term investments	(182,946)	90,225
Other investments	(1,054)	192

Net cash used for investing activities	(221,738)	(177,410)

Cash flows from financing activities:
Dividends paid		(5,854)
Proceeds from securities sold under agreements to repurchase	83,400
Repayment of guaranteed investment contracts	(133,961)	(86,109)
Proceeds from issuance of guaranteed investment contracts	272,531	246,831

Net cash provided by financing activities	221,970	154,868

Net increase (decrease) in cash	(9,428)	14,999
Cash at beginning of period	31,368	7,784

Cash at end of period	$21,940	$22,783

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

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

2.     BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented, have been made. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2003 presentation.

3.     LOSSES AND LOSS ADJUSTMENT EXPENSES

        The Company establishes a case basis reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates ranging from 4.77% to 6.1%. For collateralized debt obligations, a case basis reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%.

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. The general reserve is calculated by applying loss factors to the Company's total net par underwritten and discounting the result at the then current risk-free rates. The loss factors used for this purpose has been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims.

4.     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

        FSA has insured a number of credit default swaps that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $11.2 million and $7.0 million in net earned premium under these agreements for the quarters ended March 31, 2003 and March 31, 2002, respectively. The changes in fair value, which were gains of $1.5 million and losses of $4.5 million for the quarter ended March 31, 2003 and 2002, respectively, were recorded in net realized and unrealized losses on derivative instruments in the consolidated statements of operations and comprehensive income and in other assets or liabilities. The losses or gains recognized by recording these contracts at fair value will be determined each quarter based upon market pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees. The Company does not believe the fair value adjustments are an indication of potential claims under FSA's guarantees. The inception-to-date net unrealized loss was recorded in other liabilities and was $42.7 million and $44.2 million at March 31, 2003 and December 31, 2002, respectively.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair-value hedges are included in guaranteed investment contract net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. For the quarters ended March 31, 2003 and 2002, the Company recorded a net loss of $4,509,000 and a net gain of $627,000, respectively, relating to the ineffectiveness of these hedges.

5.     OUTSTANDING EXPOSURE

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The principal amounts of insured obligations in the asset-backed insured portfolio are backed by the following types of collateral (in millions) at March 31, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
	2003	2002	2003	2002
Residential mortgages	$20,941	$23,379	$5,077	$5,480
Consumer receivables	17,247	19,454	5,481	5,954
Pooled corporate obligations	78,578	78,113	12,553	13,007
Investor-owned utility obligations	591	619	324	348
Other asset-backed obligations(1)	4,811	4,528	3,640	3,225

Total asset-backed obligations	$122,168	$126,093	$27,075	$28,014

(1)
Excludes $2,517 million and $2,430 million, in 2003 and 2002, respectively, in "Net of Amounts Ceded" relating to FSA-insured GICs issued by CMS.

        Net and ceded amounts are not necessarily reflective of the risk retained by FSA since FSA employs first loss reinsurance on a material portion of its asset-backed business.

        The principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions) at March 31, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
Types of Issues
	2003	2002	2003	2002
General obligation bonds	$57,443	$54,563	$18,948	$18,388
Housing revenue bonds	6,745	5,833	1,715	1,687
Municipal utility revenue bonds	24,459	23,442	13,754	13,468
Health care revenue bonds	5,928	5,970	6,558	6,683
Tax-supported (non-general obligation) bonds	28,856	27,556	12,641	12,391
Transportation revenue bonds	8,184	7,640	6,234	5,748
Other municipal bonds	12,375	12,173	5,812	5,761

Total municipal obligations	$143,990	$137,177	$65,662	$64,126

7.     GUARANTEED INVESTMENT CONTRACTS

        The obligations under GICs may be called at various times prior to maturity based upon certain agreed-upon events. As of March 31, 2003, the interest rates on these GICs were between 1.2725% and 5.95% per annum.

        Payments due under these GICs, excluding mark-to-market adjustments of $15.3 million, in the remainder of 2003 and each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in millions):

Expected Withdrawal Date	Principal Amount
2003	$292.9
2004	456.2
2005	322.4
2006	125.3
2007	504.4
2008	156.0
Thereafter	720.4

Total	$2,577.6

8.     SEGMENT REPORTING

        The Company operates in two business segments, financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial products segment presently consists of the Company's GIC operations. The GICs provide for the return of principal and the payment of interest at a guaranteed rate. The following table is a summary of the financial information (in thousands) by segment as of and for the quarters ended March 31, 2003 and 2002:

	For the Quarter Ended March 31, 2003
	Financial Guaranty	Financial Products	Inter-segment Eliminations		Total
Revenues:
External	$123,989	$2,568	$		$126,557
Inter-segment		5,839		(5,839)
Expenses:
External	40,071	9,627			49,698
Inter-segment	5,839			(5,839)
Income (loss) before income taxes	84,980	(1,220)			83,760
Segment assets	5,101,278	2,783,842		(527,605)	7,357,515

	For the Quarter Ended March 31, 2002
	Financial Guaranty	Financial Products	Total
Revenues	$96,097	$3,032	$99,129
Expenses	31,401	2,679	34,080
Income before income taxes	69,680	353	70,033

        The inter-segment assets are intercompany loans that are in the financial products investment portfolio. The inter-segment revenues relate to premiums charged by the financial guaranty segment for insuring GICs, and interest income and interest expense on the inter-segment loans.

9.     RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46 addresses consolidation of VIEs which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions of FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Management believes that the implementation of FIN No. 46, on July 1, 2003, will cause the Company to consolidate for financial reporting purposes, for the first time, FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global). FIN No. 46 requires that, upon consolidation, the Company shall initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation on July 1, 2003 will be reflected as a cumulative effect of a change in accounting principle. At March 31, 2003, FSA Global had total assets and total liabilities of approximately $9.5 billion and $9.5 billion, respectively. The foregoing assets and liabilities include assets and matched liabilities that are "economically defeased" in lease financings in which Company affiliates may play a number of financing roles. These economically defeased liabilities and associated assets are held in separate special purpose entities, FSA Global and Premier International Funding Co. At March 31, 2003, FSA Global's economically defeased obligations were $6.9 billion. FSA Global's net income for the quarter ended March 31, 2003 was $0.3 million. FSA Global's net income is determined net of premiums paid by FSA Global to FSA. For the quarter ended March 31, 2003, FSA Global paid premiums to FSA of approximately $1.2 million. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Condensed Consolidated Financial Statements for March 31, 2003. As of March 31, 2003, there were no case basis reserves required for any transactions related to FSA Global. At March 31, 2003, Canadian Global had total assets of approximately $197.5 million, of which $87.6 million has been invested in GICs issued by CMS. As of March 31, 2003, the Company was carrying gross and net case basis reserves of $17.0 million and $4.2 million, respectively, against transactions refinanced by Canadian Global. The carrying amounts of assets, liabilities and minority interest of FSA Global and Canadian Global may change significantly from March 31, 2003 to July 1, 2003 as a result of transactions entered into during that period. The Company will continue to analyze the effects of FIN No. 46, considering the timing of its release and the complexity of practical application to the Company's transactions.

10.   SUBSEQUENT EVENT

        In the second quarter of 2003, Standard & Poor's Ratings Services and Moody's Investors Service, Inc. downgraded the servicer ratings of Fairbanks Capital Corp., the operating subsidiary of Fairbanks Capital Holding Corp. (Fairbanks), from "strong" to "below average". The downgrades were attributable in part to operational and regulatory compliance issues, including uncertainties associated with pending investigations of Fairbanks by regulators. The adverse rating actions constituted events of default under certain of Fairbanks' loan agreements, leading to ongoing discussions between Fairbanks and its lenders. Fairbanks provides mortgage servicing for a substantial portion of the mortgage-backed securities insured by FSA. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by Fairbanks' management. At March 31, 2003, the Company's interest in Fairbanks had a book value of $63.4 million, of which $7.5 million represented goodwill. For the quarter ended March 31, 2003, the Company's equity in the earnings of Fairbanks was $3.4 million. The impact of these adverse developments at Fairbanks upon the value of the Company's investment and the related consolidated earnings remains uncertain at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Management and investors consider the following measures important in analyzing the financial results of the Company: operating earnings and gross present value of originations (PV originations). However, neither of these measures is promulgated in accordance with accounting principles generally accepted in the United States of America and should not be considered a substitute for net income and gross premiums written.

2003 and 2002 First Quarter Results

        The Company's 2003 first quarter net income was $65.8 million, compared with net income of $54.1 million for the same period in 2002. Operating earnings was $64.8 million for the first quarter of 2003 compared to $57.0 million for the first quarter of 2002. In the first quarter of 2003, net income was positively affected by $1.0 million of mark-to-market adjustments for pooled credit default swaps (CDS) under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In the first quarter of 2002, net income was negatively affected by $2.9 million of mark-to-market adjustments for CDS under SFAS No. 133.

        In December 2002, the Company revised its definition of operating earnings from that used in prior periods. Operating earnings is now defined as net income before the after-tax effects of SFAS No. 133 mark-to-market adjustments for pooled CDS. For purposes of calculating operating earnings, pooled CDS are defined as FSA-insured credit default swaps that reference pools of financial obligations and require payments by the Company if losses exceed a defined deductible providing an investment-grade level of protection to the Company. Management considers operating earnings a key measure of normal operating results, as the SFAS No. 133 adjustments for each guaranteed CDS are expected to sum to zero over the life of the transaction. Operating earnings for 2002 disclosed in this discussion differ from those previously disclosed due to the revised definition of operating earnings.

        The table below shows a reconciliation of net income to operating earnings for the quarters ended March 31, 2003 and 2002:

	2003	2002
	(in millions)
Net Income	$65.8	$54.1
Less mark-to-market of pooled CDS(1)	1.0	(2.9)

Operating Earnings(1)	$64.8	$57.0

(1)
Amounts are after-tax

        The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (PV premiums), reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from PV premiums. The Company considers PV premiums to be the better indicator of a given period's insurance origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The present value of the future net interest margin from the Company's financial products business represents the present value of the difference between the estimated interest to be received on the investments of the Company's guaranteed investment contract (GIC) operations and the estimated interest to be paid on GICs issued over the estimated life of each transaction, giving effect to swaps and other derivatives which convert fixed-rate assets and liabilities to floating rates. PV premiums and the present value of the future net interest margin from the Company's asset management group are collectively referred to as PV originations. The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of different discount factors. The rate for both 2003 and 2002 was 5.91%. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        Gross premiums written decreased 10.4% to $129.6 million in the first quarter of 2003 from $144.6 million for the first quarter of 2002. PV originations decreased 41.7% to $101.8 million in the first quarter of 2003 from the first quarter result of $174.8 million in 2002.

        The table below shows the components of PV originations for the first quarter of 2003 and 2002:

	2003	2002
	(in millions)
U.S municipal obligations(1)	$64.1	$75.6
U.S. asset-backed obligations(1)(2)	21.4	57.2
International obligations(1)	13.3	23.3
Financial products(3)	3.0	18.7

Total	$101.8	$174.8

(1)
PV premiums

(2)
U.S. asset-backed amounts for 2002 have been restated to exclude financial products originations.

(3)
Present value of future net interest margin originated

        For the first quarter of 2003, new issue volume in the U.S. municipal bond market reached a record $84.3 billion, and insurance penetration was approximately 54%, similar to that of the first quarter of the prior year. In this environment, FSA insured a par amount of $10.8 billion of U.S. primary and secondary municipal obligations with closing dates in the first quarter of 2003, a decrease of 8.2% from the amount insured in the comparable period of the prior year. FSA's first quarter U.S. municipal PV premiums were $64.1 million, a 15.2% decrease from PV premiums in the first quarter of 2002. These results do not reflect approximately $4 billion of bonds sold with FSA insurance during the first quarter of 2003 but having closing dates in the second quarter, which are expected to contribute more than $24 million of PV premiums in the second quarter. Despite the weakened economic environment, the credit quality of FSA-insured transactions was very high, and widening spreads permitted excellent returns on equity.

        For the first quarter of 2003, the Company's U.S. asset-backed par originated was $2.1 billion, compared with $11.4 billion in the first quarter of last year, and asset-backed PV premiums declined 62.6%. The decline in volume reflects FSA's cautious approach to the collateralized debt obligation (CDO) and consumer receivable sectors during a period of economic weakness. The average premium rate increased because of a change in the business mix, with reduced activity in the Super Triple-A CDO business.

        For the first quarter of 2003, FSA insured $0.8 billion par of international obligations, generating $13.3 million of PV premiums, versus $5.1 billion of par and $23.3 million of PV premiums in the first quarter of 2002. The average premium rate increased because of a change in the business mix, with FSA insuring more long-term public infrastructure transactions. Complex infrastructure transactions command higher premiums than many other similarly rated obligations. The Company expects a strong year in the international markets, particularly in European public infrastructure finance, where FSA has a strong pipeline of transactions that should close this year.

        In the first quarter of 2003, the present value of future net interest margin from the issuance of new GICs was $3.0 million. This business was constrained to no more than 100 holders pending receipt of an exemption from the Investment Company Act of 1940, which has now been obtained.

        Net premiums written were $92.2 million for the first quarter of 2003, a decrease of 3.2% when compared with the comparable period in 2002. Net premiums earned for the first quarter of 2003 were $80.1 million, compared with $69.7 million in the first quarter of 2002. Net premiums earned from refundings and prepayments were $4.4 million for the first quarter of 2003 and $2.3 million for the same period of 2002, contributing $2.1 million and $1.2 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 12.3% relative to the same period in 2002, if the effects of refundings and prepayments are eliminated.

        Net investment income was $36.5 million for the first quarter of 2003 and $33.4 million for the comparable period in 2002, an increase of 9.4%. The Company's effective tax rate on investment income was 9.3% for the first quarter of 2003, compared with 11.0% for the same period in 2002. In the first quarter of 2003, the Company realized $1.1 million in net capital gains, compared with $1.1 million for the same period in 2002. Capital gains and losses are generally a by-product of the normal investment management process and could vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the first quarter of 2003 was $6.3 million compared with $2.9 million in the first quarter of 2002. The increase occurred primarily because management, beginning in the second quarter of 2002, refined the loss factors it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience in the CDO market. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At March 31, 2003, the general reserve totaled $91.3 million and the total losses and loss adjustment expense liability totaled $227.9 million.

        Total policy acquisition and other operating expenses were $29.0 million for the first quarter of 2003 compared with $22.6 million for the same period in 2002. Excluding the effects of refundings, total policy acquisition and other operating expenses were $27.8 million for the first quarter of 2003 compared with $22.1 million for the same period in 2002. Expenses increased primarily as a result of the lowering of the percentage of expenses deferred, based upon a study performed by the Company of its origination costs, and higher personnel costs.

        As of March 31, 2003, the Company's financial products group had recorded principal on GICs outstanding of $2,577.6 million. For the first quarters of 2003 and 2002, these transactions resulted in a net interest margin of $0.6 million and $0.4 million, respectively.

        A portion of FSA's business has been in the form of insured credit default swaps (CDS) referencing diversified pools of corporate obligations. Many of these require periodic adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection before our guaranty. For the first quarter of 2003 and 2002, these mark-to-market adjustments resulted in a net benefit to income of $1.5 million and a net charge to income of $4.5 million, respectively. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments can vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to market will be reversed by an equivalent mark-to-market "gain" at or prior to the expiration of the guaranty. The gain recorded in the first quarter of 2003 was a reversal of losses recorded in prior periods. In addition, in 2002, FSA was party to a credit default swap referencing a highly diversified portfolio of 100 corporate names, with $10 million of exposure per name, to which the Company had first-loss exposure. For the first quarter of 2002, this transaction resulted in a $3.8 million charge to income as a result of marking the transaction to market. The Company terminated its exposure to this transaction in the third quarter of 2002. These amounts are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        Income before income taxes for the first quarter of 2003 was $83.8 million, compared with $70.0 million for the same period in 2002.

        The Company's effective tax rate for the first quarter of 2003 was 21.4% compared with 22.7% for the same period in 2002. In 2003 and 2002, the effective tax rate differs from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd (FSA International). Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

Liquidity and Capital Resources

        The Company's consolidated invested assets and cash at March 31, 2003, net of unsettled security transactions, was $5,091.2 million, compared with the December 31, 2002 balance of $5,027.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $241.8 million at March 31, 2003 and $241.7 million at December 31, 2002.

        At March 31, 2003, the Company had, at the holding company level, an investment portfolio of $11.1 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, determination that FSA's ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first quarter of 2003 or 2002. Based upon FSA's statutory statements for the quarter ended March 31, 2003, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $114.8 million.

        At March 31, 2003, the Company held $212.9 million of surplus notes of FSA. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $2.0 million and $2.8 million in interest in the first quarter of 2003 and 2002, respectively.

        The Company paid no dividends in the first quarter of 2003. In the first quarter of 2002, the Company paid dividends of $5.9 million.

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

        For the first quarter of 2003, the Company had negative cash flow from operations. This was primarily attributable to lower than normal premiums written and higher than normal ceded premiums paid to reinsurers during the first quarter of 2003. Payments to reinsurers for ceded premiums are paid within 45 days after the Company collects premiums on its direct and assumed business. The Company's premiums written were higher than normal during November and December of 2002, resulting in higher than normal ceded premiums paid by the Company during the first quarter of 2003. The Company expects cash inflows to be in excess of cash outflows for the remainder of the year, as premium collections are expected to exceed payments to reinsurers for ceded premiums. The Company believes that FSA's expected operating liquidity needs, on both a short and long-term basis, can be funded from its operating cash flow. In addition, FSA has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from written premiums, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its financial products operations, liquidity lines of credit with banks, and capital market transactions.

        FSA had a credit arrangement, aggregating $125.0 million at March 31, 2003, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At March 31, 2003, there were no borrowings under this arrangement. Subsequent to March 31, 2003, this facility was increased to $150.0 million and extended to April 23, 2004.

        FSA has a standby line of credit in the amount of $240.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $240.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $743.8 million at March 31, 2003. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2009 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of March 31, 2003.

        The Company's financial products group has a $100 million line of credit with UBS AG, Stamford Branch, which expires December 12, 2003, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company. There were no borrowings under this arrangement at March 31, 2003.

        In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. The amount of the facility is $186.9 million, of which $125.2 million was unutilized at March 31, 2003. The facility expires in 2004.

        Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings each periodically assess the capital adequacy of FSA and other financial guarantors rated by them, and publish such assessments along with associated ratings confirmations or ratings changes. Given the importance of its ratings to its on-going business, management of FSA considers the impact upon rating agency capital adequacy an important factor in evaluating the types of risks it may insure and other activities it may pursue. In assessing the capital adequacy of a financial guarantor, rating agencies consider a number of factors, including claims-paying resources, "worst case" loss potential of the insured portfolio, and the quality and liquidity of the investment portfolio. Claims-paying resources include qualified statutory capital (policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles), unearned premium reserves, loss reserves and the present value of future installment premiums, as well as credit allowed for recoveries of ceded losses from reinsurers and other capital support arrangements. The rating agencies base their estimates of "worst case" insured losses on evaluations of the default frequency and loss severity of individual insured risks in a period of severe economic stress. Credit allowed for reinsurance under these capital adequacy models is generally a function of the rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Estimates of "worst case" losses and reinsurer ratings are subject to change by the rating agencies at any time. Any downgrade of reinsurers, increase in "worst case" loss estimates on insured transactions or other adverse changes in the factors that determine capital adequacy ratios may prompt the Company to augment FSA's paid in capital and other capital support arrangements to maintain its rating agency capital adequacy and Triple-A ratings. In 2002 and 2003, a number of the reinsurers used by FSA were downgraded by one or more rating agencies and "worst case" loss estimates were generally increased in the CDO sector, including transactions in FSA's insured portfolio. Giving effect to these changes, FSA continues to satisfy the Triple-A standards of the rating agencies. FSA expects to augment its capital from time to time to the extent management considers it appropriate to maintain sufficient rating agency capital adequacy.

        FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. The proceeds of FSA-insured GICs may be invested in FSA-insured obligations, including FSA-insured securities issued to refinance poorly performing transactions. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A- by S&P or A3 by Moody's, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

        The Company has no plans for material capital expenditures within the next twelve months.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ variable interest entities (VIEs) for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets, but in most situations FSA's financial guaranty policy will not expose it to significant variability due to the significant level of other credit protection. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for March 31, 2003, the assets and liabilities of these VIEs have not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations. The Company believes two such VIEs, Canadian Global and FSA Global Funding Limited (FSA Global), will be consolidated with the Company for financial accounting purposes beginning in the third quarter of 2003 under the consolidation guidance recently issued by the Financial Accounting Standards Board (FASB) under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46).

        In August 1994, Canadian Global was capitalized with $180.6 million of debt securities (which were effectively converted to U.S. dollar LIBOR rate through a cross-currency swap with terms matching the underlying debt instrument) and $6.3 million in preferred equity sold to third-party investors. Under the agreement, FSA pays an annual fee to Canadian Global to compensate it for making its liquidity available and can arrange financing for transactions subject to certain conditions. When Canadian Global purchases an FSA-insured obligation, the new obligation is insured by FSA for a premium, and case basis reserves are established when required. As of March 31, 2003, FSA was carrying gross and net case basis reserves of $17.0 million and $4.2 million, respectively, against transactions refinanced by Canadian Global. At March 31, 2003, Canadian Global had total assets of approximately $197.5 million, of which $87.6 million has been invested in a GIC issued by CMS.

        The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third- party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds in U.S. dollars at LIBOR-based floating borrowing rates and invests its funds in obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes. At March 31, 2003, FSA Global had total assets and total liabilities of $9.5 billion and $9.5 billion, respectively. The foregoing assets and liabilities include assets and matched liabilities that are "economically defeased" in lease financings in which Company affiliates may play a number of financing roles. These economically defeased liabilities and associated assets are held in separate special purpose entities, FSA Global and Premier International Funding Co. At March 31, 2003, FSA Global's economically defeased obligations were $6.9 billion. FSA Global's net income for the quarter ended March 31, 2003 was $0.3 million. FSA Global's net income is determined net of premiums paid by FSA Global to FSA. For the quarter ended March 31, 2003, FSA Global paid premiums to FSA of approximately $1.2 million. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Consolidated Financial Statements for March 31, 2003. As of March 31, 2003, there were no case basis reserves required for any transactions related to FSA Global.

        In January 2003, the FASB issued FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 addresses consolidation of VIEs that have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions for FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Management believes that the implementation of this interpretation, on July 1, 2003, will cause the Company to consolidate for financial reporting purposes, for the first time, FSA Global and Canadian Global. FIN No. 46 requires that, upon consolidation, the Company shall initially measure the VIEs' assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation on July 1, 2003 will be reflected as a cumulative effect of a change in accounting principle. The carrying amounts of assets, liabilities and minority interest may change significantly from March 31, 2003 to July 1, 2003 as a result of transactions entered into during that period. The Company will continue to analyze the effects of the standard, considering the timing of its release and the complexity of practical application to the Company's transactions.

Subsequent Event

        In the second quarter of 2003, S&P and Moody's downgraded the servicer ratings of Fairbanks Capital Corp., the operating subsidiary of Fairbanks Capital Holding Corp. (Fairbanks), from "strong" to "below average". The downgrades were attributable in part to operational and regulatory compliance issues, including uncertainties associated with pending investigations of Fairbanks by regulators. The adverse rating actions constituted events of default under certain of Fairbanks' loan agreements, leading to ongoing discussions between Fairbanks and its lenders. Fairbanks provides mortgage servicing for a substantial portion of the mortgage-backed securities insured by FSA. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by Fairbanks' management. At March 31, 2003, the Company's interest in Fairbanks had a book value of $63.4 million, of which $7.5 million represented goodwill. For the quarter ended March 31, 2003, the Company's equity in the earnings of Fairbanks was $3.4 million. The impact of these adverse developments at Fairbanks upon the value of the Company's investment and the related consolidated earnings remains uncertain at this time.

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

        In its filings with the SEC, reports to investors, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss), dividends, market share or other financial forecasts; (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value or return on equity; and (iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include: (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients; (iv) changes in accounting principles or practices that may result in a decline in securitization transactions; (v) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (vi) inadequacy of loss reserves established by the Company; (vii) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; (viii) downgrade or default of one or more of FSA's reinsurers; (ix) the amount and nature of business opportunities that may be presented to the Company; (x) market conditions, including the credit quality and market pricing of securities issued; (xi) capacity limitations that may impair investor appetite for FSA-insured obligations; (xii) market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements; (xiii) prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA; (xiv) changes in the value or performance of strategic investments made by the Company; and (xv) other factors, most of which are beyond the Company's control. The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2003.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

        (b)    Reports on Form 8-K

          None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
May 14, 2003	By	/s/ JEFFREY S. JOSEPH Jeffrey S. Joseph Managing Director & Controller (Chief Accounting Officer)

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ JOSEPH W. SIMON Name: Joseph W. Simon Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the quarterly period ended March 31, 2003.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three Months Ended March 31, 2003 and 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index