Form 10-Q
period 2003-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2003-08-13
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        At August 12, 2003, there were 33,220,337 outstanding shares of Common Stock of the registrant (excludes 297,658 shares of treasury stock).

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Unaudited Financial Statements Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets—June 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Operations and Comprehensive Income—Three and six months ended June 30, 2003 and 2002	2
	Condensed Consolidated Statement of Changes in Shareholders' Equity—Six months ended June 30, 2003	3
	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

        FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
ASSETS
Bonds at market value (amortized cost of $2,999,595 and $2,615,173)	$3,269,906	$2,829,763
Short-term investments	243,091	375,688
Guaranteed investment contract bond portfolio at market value (amortized cost of $2,292,658 and $1,840,949)	2,287,560	1,827,312
Guaranteed investment contract bond portfolio pledged as collateral at market value (amortized cost of $108,066)	102,428
Guaranteed investment contract short-term investment portfolio	134,626	4,632

Total investments	6,037,611	5,037,395
Cash	13,187	31,368
Securitized loans	424,860	437,462
Securities purchased under agreements to resell	20,000	90,000
Deferred acquisition costs	261,249	253,777
Prepaid reinsurance premiums	630,799	557,659
Reinsurance recoverable on unpaid losses	78,459	75,950
Investment in unconsolidated affiliates	127,215	115,833
Other assets	451,953	428,039

TOTAL ASSETS	$8,045,333	$7,027,483

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,641,271	$1,450,211
Losses and loss adjustment expenses	237,885	223,618
Guaranteed investment contracts	2,888,633	2,449,033
Deferred federal income taxes	152,068	124,310
Securities sold under agreements to repurchase	96,340
Ceded reinsurance balances payable	64,178	79,870
Notes payable	430,000	430,000
Deferred compensation	94,684	83,031
Minority interest	57,561	52,841
Payable for securities purchased	124,331	10,490
Accrued expenses and other liabilities	220,188	255,709

TOTAL LIABILITIES AND MINORITY INTEREST	6,007,139	5,159,113

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	900,484	903,494
Accumulated other comprehensive income (net of deferred income taxes of $85,972 and $66,270)	173,603	134,683
Accumulated earnings	963,772	829,858
Deferred equity compensation	23,445	23,445
Less treasury stock at cost (297,658 shares held)	(23,445)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	2,038,194	1,868,370

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$8,045,333	$7,027,483

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net premiums written	$187,884	$125,186	$280,069	$220,427

Net premiums earned	88,158	77,053	168,248	146,751
Net investment income	37,776	35,100	74,309	68,498
Net realized gains	2,829	22,874	3,893	23,957
Guaranteed investment contract net interest income	11,949	5,143	19,906	8,175
Guaranteed investment contract net realized losses	(1,058)		(1,096)
Net realized and unrealized gains (losses) on derivative instruments	2,365	(16,470)	2,140	(24,698)
Other income	451	1,036	1,627	1,182

TOTAL REVENUES	142,470	124,736	269,027	223,865

Expenses:
Losses and loss adjustment expenses	6,595	39,207	12,895	42,119
Interest expense	7,085	5,881	14,171	11,742
Policy acquisition costs	13,537	13,512	26,936	25,877
Guaranteed investment contract net interest expense	6,916	2,844	14,229	5,523
Other operating expenses	17,339	10,721	32,939	20,984

TOTAL EXPENSES	51,472	72,165	101,170	106,245

Minority interest	(2,293)	(2,155)	(4,720)	(4,215)
Equity in earnings of unconsolidated affiliates	58	5,836	9,386	12,880

INCOME BEFORE INCOME TAXES	88,763	56,252	172,523	126,285
Provision for income taxes	20,674	10,847	38,609	26,760

NET INCOME	68,089	45,405	133,914	99,525

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during period	38,703	40,435	41,398	34,920
Less: reclassification adjustment for gains included in net income	2,152	16,779	2,478	17,555

Other comprehensive income	36,551	23,656	38,920	17,365

COMPREHENSIVE INCOME	$104,640	$69,061	$172,834	$116,890

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total
BALANCE, December 31, 2002	$335	$903,494	$134,683	$829,858	$23,445	$(23,445)	$1,868,370
Net income				133,914			133,914
Capital issuance costs		(3,010)					(3,010)
Net unrealized gain on investments, net of tax			38,920				38,920

BALANCE, June 30, 2003	$335	$900,484	$173,603	$963,772	$23,445	$(23,445)	$2,038,194

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Premiums received, net	$267,276	$221,449
Policy acquisition and other operating expenses paid, net	(103,881)	(90,760)
Recoverable advances recovered	683	3,341
Losses and loss adjustment expenses paid, net	(1,490)	(4,018)
Net investment income received	96,902	76,412
Federal income taxes paid	(39,320)	(52,718)
Interest paid	(13,102)	(9,233)
Interest paid on guaranteed investment contracts	(19,490)	(12,347)
Other	15,914	10,896

Net cash provided by operating activities	203,492	143,022

Cash flows from investing activities:
Proceeds from sales of bonds	523,963	541,205
Proceeds from sales of guaranteed investment contract bonds	527,949
Purchases of bonds	(861,484)	(671,825)
Purchases of guaranteed investment contract bonds	(1,009,110)	(1,085,600)
Purchases of property and equipment	(677)	(4,531)
Securities purchased under agreements to resell	70,000
Net decrease (increase) in guaranteed investment contract short-term investments	(129,994)	224,640
Net decrease in short-term investments	133,006	8,927
Net decrease (increase) in other investments	32,811	(1,340)

Net cash used for investing activities	(713,536)	(988,524)

Cash flows from financing activities:
Dividends paid		(11,709)
Capital issuance costs	(3,010)
Proceeds from securities sold under agreements to repurchase	96,340	165,408
Repayment of guaranteed investment contracts	(546,087)	(167,897)
Proceeds from issuance of guaranteed investment contracts	944,620	877,846

Net cash provided by financing activities	491,863	863,648

Net increase (decrease) in cash	(18,181)	18,146
Cash at beginning of period	31,368	7,784

Cash at end of period	$13,187	$25,930

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002

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

2.     BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented, have been made. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2003 presentation.

3.     LOSSES AND LOSS ADJUSTMENT EXPENSES

        The Company establishes a case basis reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates ranging from 4.77% to 6.1%. For collateralized debt obligations, a case basis reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

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

4.     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

        FSA has insured a number of credit default swaps that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $12.5 million and $23.7 million in net earned premium under these agreements for the three months and six months ended June 30, 2003, respectively and $8.3 million and $15.3 million in net earned premium for the three and six months ended June 30, 2002, respectively. The changes in fair value, which were gains of $2.6 million and $4.1 million for the three and six months ended June 30, 2003, respectively, and losses of $0.5 million and $4.9 million for the three and six months ended June 30, 2002, respectively, were recorded in net realized and unrealized losses on derivative instruments in the consolidated statements of operations and comprehensive income and in other assets or liabilities. The losses or gains recognized by recording these contracts at fair value will be determined each quarter based upon market pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees. The Company does not believe the fair value adjustments are an indication of potential claims under FSA's guarantees. The inception-to-date net unrealized loss was recorded in other liabilities and was $40.1 million and $44.2 million at June 30, 2003 and December 31, 2002, respectively.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs and GIC bond portfolio and are recorded at fair value. These derivatives generally include interest rate futures and interest rate swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations. The gains and losses relating to these fair-value hedges are included in guaranteed investment contract net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, in the consolidated statements of operations and comprehensive income. For the three months and six months ended June 30, 2003, the Company recorded a net loss of $1.9 million and $6.4 million, respectively and for the three and six months ended June 30, 2002, the Company recorded a net gain of $1.6 million and $2.2 million, respectively, relating to the ineffectiveness of these hedges. In addition, there are derivatives that were purchased for the purpose of hedging the interest rate risk on GICs that have not yet been designated to specific GICs and as a result hedge accounting is not permitted. The change in fair-value of these derivatives was a loss of $2.5 million for the three and six months ended June 30, 2003 and was recorded in net realized and unrealized losses on derivative instruments in the consolidated statements of operations and comprehensive income.

5.     OUTSTANDING EXPOSURE

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The principal amounts of insured obligations in the asset-backed insured portfolio are backed by the following types of collateral (in millions) at June 30, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
	2003	2002	2003	2002
Residential mortgages	$19,609	$23,379	$4,607	$5,480
Consumer receivables	15,593	19,454	5,108	5,954
Pooled corporate obligations	79,871	78,113	12,572	13,007
Investor-owned utility obligations	545	619	312	348
Other asset-backed obligations(1)	4,483	4,528	3,662	3,225

Total asset-backed obligations	$120,101	$126,093	$26,261	$28,014

  (1)
  Excludes $3,010 million and $2,430 million, in 2003 and 2002, respectively, in "Net of Amounts Ceded" relating to FSA-insured GICs issued by CMS.

        Net of amounts ceded and ceded amounts are not necessarily reflective of the risk retained by FSA since FSA employs first loss reinsurance on a material portion of its asset-backed business.

        The principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions) at June 30, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
Types of Issues
	2003	2002	2003	2002
General obligation bonds	$61,127	$54,563	$18,986	$18,388
Housing revenue bonds	6,934	5,833	1,848	1,687
Municipal utility revenue bonds	27,431	23,442	13,827	13,468
Health care revenue bonds	6,005	5,970	6,625	6,683
Tax-supported (non-general obligation) bonds	30,203	27,556	12,773	12,391
Transportation revenue bonds	9,622	7,640	6,865	5,748
Other municipal bonds	13,559	12,173	6,755	5,761

Total municipal obligations	$154,881	$137,177	$67,679	$64,126

6.     GUARANTEED INVESTMENT CONTRACTS

        As of June 30, 2003, the interest rates on these GICs were between 0.915% and 5.95% per annum.

        Payments due under these GICs, excluding mark-to-market adjustments and prepaid interest of $44.3 million, in the remainder of 2003 and each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in millions):

Expected Withdrawal Date	Principal Amount
2003	$109.6
2004	531.7
2005	593.0
2006	140.9
2007	562.2
2008	147.8
Thereafter	759.1

Total	$2,844.3

7.     SEGMENT REPORTING

        The Company operates in two business segments, financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial products segment presently consists of the Company's GIC operations. The GICs provide for the return of principal and the payment of interest at a guaranteed rate. The following table is a summary of the financial information (in thousands) by segment as of and for the six months ended June 30, 2003 and 2002:

	For the Six Months Ended June 30, 2003
	Financial Guaranty	Financial Products	Inter-segment Eliminations		Total
Revenues:
External	$262,095	$6,932	$		$269,027
Inter-segment	2,916	11,995		(14,911)
Expenses:
External	77,668	23,502			101,170
Inter-segment	11,995	2,916		(14,911)
Income (loss) before income taxes	180,014	(7,491)			172,523
Segment assets	5,483,940	3,073,854		(512,461)	8,045,333
	For the Six Months Ended June 30, 2002
	Financial Guaranty	Financial Products	Total
Revenues	$215,690	$8,175	$223,865
Expenses	94,913	11,332	106,245
Income (loss) before income taxes	129,442	(3,157)	126,285

        The inter-segment assets are intercompany loans that are in the financial products investment portfolio. The inter-segment revenues relate to premiums charged by the financial guaranty segment for insuring GICs, and interest income and interest expense on the inter-segment loans.

8.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company owns a minority interest in Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, Fairbanks). Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime", reflecting the lower than "prime" credit quality of the borrower/homeowner. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks. At June 30, 2003, the Company's interest in Fairbanks had a book value of $61.7 million, of which $7.5 million represented goodwill. The Company's equity in the earnings from Fairbanks for the six months ended June 30, 2003 and 2002 was $1.7 million and $5.4 million, respectively. The decrease in the Company's equity in the earnings of Fairbanks for the quarter was largely a result of restructuring and litigation settlement charges.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have recently increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (the FTC) informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, have received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

        Fairbanks is also subject to private litigation, including a number of putative class action suits, alleging violations of federal and/or state laws. The publicity surrounding sub-prime lending and servicing practices may result in the filing of other putative class action suits against Fairbanks.

        Fairbanks is highly leveraged and dependent upon credit facilities to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes. In May 2003, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services downgraded their loan servicer rankings for Fairbanks from strong to below average. These actions constituted potential events of default under Fairbanks' credit facilities, which led to a restructuring of and amendments to the credit facilities in June 2003.

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly, and is changing certain of its loan servicing practices, including the types and amounts of fees collected, without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment test done by the Company did not result in a write-down of the investment, future developments are uncertain due to the ongoing investigation and private litigation.

9.     CAPITAL RESOURCES

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $3.0 million in the second quarter of 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

        The Company does not consider itself to be the primary beneficiary of the trusts under Financial Accounting Standards Board (FASB) Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN No. 46) because it does not retain the majority of the residual benefits or expected losses.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46 addresses consolidation of variable interest entities (VIEs) which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions of FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. The implementation of FIN No. 46, will cause the Company to consolidate for financial reporting purposes, for the first time commencing in the third quarter of 2003, FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global). FIN No. 46 requires that, upon consolidation, the Company shall initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation will be reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle is not expected to have a material impact on the results of operations of the Company. In addition, on July 1, 2003, the Company obtained control provisions of another VIE, Premier International Funding Co. (Premier), which will cause the Company to consolidate Premier beginning July 1, 2003. At June 30, 2003, FSA Global had total assets and total liabilities of approximately $9.6 billion and $9.6 billion, respectively. The foregoing assets and liabilities include assets and liabilities of $7.2 billion that will be eliminated with assets and liabilities of Premier, when consolidated. FSA Global had a net loss of approximately $0.1 million for the first half of 2003. FSA Global's net income is determined net of FSA Global's premium expense to FSA. For the six months ended June 30, 2003, FSA Global paid premiums to FSA of approximately $2.4 million. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Condensed Consolidated Financial Statements for June 30, 2003. As of June 30, 2003, there were no case basis reserves required for any transactions related to FSA Global. At June 30, 2003, Canadian Global had total assets of approximately $198.5 million, of which $97.6 million has been invested in GICs issued by CMS. As of June 30, 2003, the Company was carrying gross and net case basis reserves of $17.2 million and $4.3 million, respectively, against transactions refinanced by Canadian Global. The Company will continue to analyze the effects of FIN No. 46, considering the complexity of practical application to the Company's transactions.

11.   SUBSEQUENT EVENT

        On July 31, 2003, the Company issued $100.0 million of 5.60% Notes due July 15, 2103 and callable on or after July 31, 2008. Debt issuance costs of approximately $3.3 million will be amortized over the life of the Notes. The Company expects to use the proceeds of the new debt offering to discharge the indenture with respect to all of its outstanding 6.950% Senior Quarterly Income Debt Securities (Senior QUIDS) due November 1, 2098 during the third quarter of 2003, and to redeem all the outstanding Senior QUIDS on or about November 1, 2003. The Senior QUIDS are callable, without premium or penalty, on or after November 1, 2003.

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

2003 and 2002 Second Quarter Results

        The Company's second quarter 2003 net income was $68.1 million, compared with net income of $45.4 million for the same period in 2002. Operating earnings were $66.3 million for the second quarter of 2003, compared with $45.7 million for the second quarter of 2002. In the second quarter of 2003, net income was positively affected by $1.8 million of mark-to-market adjustments for pooled credit default swaps (CDS) under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In the second quarter of 2002, net income was negatively affected by $0.3 million of mark-to-market adjustments for CDS under SFAS No. 133.

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

        The table below shows a reconciliation of net income to operating earnings for the quarters ended June 30, 2003 and 2002:

	2003	2002
	(in millions)
Net Income	$68.1	$45.4
Less mark-to-market of pooled CDS(1)	1.8	(0.3)

Operating Earnings(1)	$66.3	$45.7

  (1)
  Amounts are after-tax

        The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (PV premiums), reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from PV premiums. The Company considers PV premiums to be the better indicator of a given period's insurance origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The present value of the future net interest margin from the Company's financial products business represents the present value of the difference between the estimated interest to be received on the investments of the Company's guaranteed investment contract (GIC) operations and the estimated interest to be paid on GICs issued over the estimated life of each transaction, giving effect to swaps and other derivatives which convert fixed-rate assets and liabilities to floating rates. PV premiums and the present value of the future net interest margin from the Company's financial products segment are collectively referred to as PV originations. The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of different discount factors. The rate for both 2003 and 2002 was 5.91%. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        Gross premiums written increased 72.5% to $294.8 million in the second quarter of 2003 from $170.8 million for the second quarter of 2002. PV originations increased 65.5% to $330.9 million in the second quarter of 2003 from the second quarter result of $199.9 million in 2002.

        The table below shows the components of PV originations for the second quarter of 2003 and 2002:

	2003	2002
	(in millions)
U.S municipal obligations(1)	$144.5	$74.9
U.S. asset-backed obligations(1)(2)	65.7	55.7
International obligations(1)	105.4	61.4
Financial products(3)	15.3	7.9

Total	$330.9	$199.9

  (1)
  PV premiums
  (2)
  U.S. asset-backed amounts for 2002 have been restated to exclude financial products originations.
  (3)
  Present value of future net interest margin originated

        For the second quarter of 2003, the Company guaranteed a par amount of $15.8 billion of U.S. primary and secondary municipal obligations, an increase of 29.4% over the amount insured in the prior year's comparable period. FSA's U.S. municipal PV premium originations were $144.5 million for the quarter, up 92.9% from the $74.9 million produced in the second quarter of 2002. Average premium rates were strong, reflecting higher spreads and a healthy appetite for bond insurance.

        For the second quarter of 2003, the Company's U.S. asset-backed par originated was $4.5 billion, compared with $12.2 billion in the second quarter of last year, while asset-backed PV premiums increased 18.0%. While the decline in volume reflects FSA's selective approach to the collateralized debt obligation (CDO) and consumer receivable sectors in the current credit environment, FSA found increasing opportunities to insure transactions that met its underwriting standards at favorable returns. The average premium rate was boosted in part by premiums related to amendments of existing business.

        For the second quarter of 2003, the Company insured $2.7 billion par of international obligations, generating $105.4 million of PV premiums, versus $6.5 billion of par and $61.4 million of PV premiums in the second quarter of 2002. In the United Kingdom, the Company closed three infrastructure transactions. In the largest of these, the Company insured £515 million of public-private partnership bonds issued to finance improvements to the London Underground. The Company also completed a number of international asset-backed transactions. PV premiums increased despite the decline in par insured primarily because of a shift in the business mix. Long-tenor public infrastructure transactions represented a greater portion of par insured.

        Net premiums written were $187.9 million for the second quarter of 2003, an increase of 50.1% over the comparable period in 2002. Net premiums earned for the second quarter of 2003 were $88.2 million, compared with $77.1 million in the second quarter of 2002. Net premiums earned from refundings and prepayments were $7.5 million for the second quarter of 2003 and $7.0 million for the same period of 2002, contributing $4.0 million and $3.6 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 15.2% relative to the same period in 2002, if the effects of refundings and prepayments are eliminated.

        Net investment income was $37.8 million for the second quarter of 2003 and $35.1 million for the comparable period in 2002, an increase of 7.6%. The Company's effective tax rate on investment income was 9.6% for the second quarter of 2003, compared with 11.3% for the same period in 2002. In the second quarter of 2003, the Company realized $2.8 million in net capital gains, compared with $22.9 million for the same period in 2002. Capital gains and losses are generally a by-product of the normal investment management process and could vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the second quarter of 2003 was $6.6 million compared with $39.2 million in the second quarter of 2002. The decrease occurred primarily because reserves were increased by $31.0 million in the second quarter of 2002 to reflect adverse experience in the CDO market. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At June 30, 2003, the general reserve totaled $89.5 million and the total losses and loss adjustment expense liability totaled $237.9 million.

        Total policy acquisition and other operating expenses were $30.9 million for the second quarter of 2003 compared with $24.2 million for the same period in 2002. Excluding the effects of refundings, total policy acquisition and other operating expenses were $29.5 million for the second quarter of 2003 compared with $22.8 million for the same period in 2002. Expenses increased primarily as a result of the lowering of the percentage of expenses deferred, based upon a study performed by the Company of its origination costs, and higher personnel costs.

        As of June 30, 2003, the Company's financial products group had recorded principal on GICs outstanding of $2,844.3 million. For the second quarters of 2003 and 2002, these transactions resulted in a net interest margin of $1.5 million and $2.3 million, respectively.

        A portion of FSA's business has been in the form of insured CDS referencing diversified pools of corporate obligations. Many of these require periodic adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection before our guaranty. For the second quarter of 2003 and 2002, these mark-to-market adjustments resulted in a benefit to net income of $1.8 million and a net charge to income of $0.3 million, respectively. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments can vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to market will be reversed by an equivalent mark-to-market "gain" at or prior to the expiration of the guaranty. The gain recorded in the second quarter of 2003 was a reversal of losses recorded in prior periods. In addition, in the first half of 2002, FSA was party to a credit default swap referencing a highly diversified portfolio of 100 corporate names, with $10 million of exposure per name, to which the Company had first-loss exposure. For the second quarter of 2002, this transaction resulted in a $10.8 million after-tax charge to income as a result of marking the transaction to market. The Company terminated its exposure to this transaction in the third quarter of 2002. These amounts are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        Total equity in earnings of unconsolidated affiliates was $0.1 million and $5.8 million for the second quarter of 2003 and 2002, respectively. The decrease is primarily related to the equity earnings in Fairbanks Capital Holding Corp. The Company owns a minority interest in Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, "Fairbanks"). Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime", reflecting the lower than "prime" credit quality of the borrower/homeowner. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks. At June 30, 2003, the Company's interest in Fairbanks had a book value of $61.7 million, of which $7.5 million represented goodwill. The Company's equity in the earnings from Fairbanks for the quarter ended June 30, 2003 and 2002 was a loss of $1.7 million and income of $2.9 million, respectively. The decrease in the Company's equity in the earnings of Fairbanks for the quarter was largely a result of restructuring and litigation settlement charges.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have recently increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (the "FTC") informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, have received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

        Fairbanks is also subject to private litigation, including a number of putative class action suits, alleging violations of federal and/or state laws. The publicity surrounding sub-prime lending and servicing practices may result in the filing of other putative class action suits against Fairbanks.

        Fairbanks is highly leveraged and dependent upon credit facilities to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes. In May 2003, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services downgraded their loan servicer rankings for Fairbanks from strong to below average. These actions constituted potential events of default under Fairbanks' credit facilities, which led to a restructuring of and amendments to the credit facilities in June 2003.

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly, and is changing certain of its loan servicing practices, including the types and amounts of fees collected, without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment test done by the Company did not result in a write-down of the investment, future developments are uncertain due to the ongoing investigation and private litigation.

        The Company's effective tax rate for the second quarter of 2003 was 23.3% compared with 19.3% for the same period in 2002. In 2003 and 2002, the effective tax rate differs from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd (FSA International). Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

2003 and 2002 First Six Months Results

        The Company's 2003 first half net income was $133.9 million, compared with net income of $99.5 million for the same period in 2002. Operating earnings were $131.1 million for the first half of 2003, compared with $102.7 million for the first half of 2002. In the first half of 2003, net income was positively affected by $2.8 million of mark-to-market adjustments for pooled CDS under SFAS No. 133. In the first half of 2002, net income was negatively affected by $3.2 million of mark-to-market adjustments for CDS under SFAS No. 133.

        The table below shows a reconciliation of net income to operating earnings for the first half of 2003 and 2002:

	2003	2002
	(in millions)
Net Income	$133.9	$99.5
Less mark-to-market of pooled CDS(1)	2.8	(3.2)

Operating Earnings(1)	$131.1	$102.7

  (1)
  Amounts are after-tax

        Gross premiums written increased 34.5% to $424.4 million in the first half of 2003 from $315.4 million for the first half of 2002. PV originations increased 15.5% to $432.7 million in the first half of 2003 from the first half result of $374.7 million in 2002.

        The table below shows the components of PV originations for the first half of 2003 and 2002:

	2003	2002
	(in millions)
U.S municipal obligations(1)	$208.6	$150.5
U.S. asset-backed obligations(1)(2)	87.1	112.9
International obligations(1)	118.7	84.7
Financial products(2)	18.3	26.6

Total	$432.7	$374.7

  (1)
  PV premiums
  (2)
  U.S. asset-backed amounts for 2002 have been restated to exclude financial products originations.
  (3)
  Present value of future net interest margin originated

        For the first half of 2003, FSA insured $26.6 billion par amount of U.S. primary and secondary municipal obligations, an increase of 11.0% from the amount insured in the comparable period of the prior year. FSA's first half U.S. municipal PV premiums were $208.6 million, a 38.6% increase from U.S. municipal PV premiums in the first half of 2002.

        For the first half of 2003, the Company's U.S. asset-backed par originated was $6.6 billion, compared with $23.6 billion in the first half of last year. U.S. asset-backed PV premiums declined 22.9% to $87.1 million for the first half of 2003 as compared to the first half of 2002.

        For the first half of 2003, FSA insured $3.5 billion par of international obligations, generating $118.7 million of PV premiums, versus $11.6 billion of par and $84.7 million of PV premiums for the first half of 2002.

        Net premiums written were $280.1 million for the first half of 2003, an increase of 27.1% when compared with the comparable period result in 2002. Net premiums earned for the first half of 2003 were $168.2 million, compared with $146.8 million for the first half of 2002. Net premiums earned from refundings and prepayments were $11.9 million for the first half of 2003 and $9.3 million for the same period of 2002, contributing $6.0 million and $4.7 million, respectively, to after-tax earnings. Net premiums earned for the first half grew 13.8% relative to the same period in 2002, if the effects of refundings and prepayments are eliminated.

        Net investment income was $74.3 million for the first half of 2003 and $68.5 million for the comparable period in 2002, an increase of 8.5%. The Company's effective tax rate on investment income was 9.4% for the first half of 2003, compared with 11.1% for the same period in 2002. For the first half of 2003, the Company realized $3.9 million in net capital gains, compared with $24.0 million for the same period in 2002. Capital gains and losses are generally a by-product of the normal investment management process and could vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the first half of 2003 was $12.9 million compared with $42.1 million in the first half of 2002.

        Total policy acquisition and other operating expenses were $59.9 million for the first half of 2003 compared with $46.9 million for the same period in 2002. Excluding the effects of refundings, total policy acquisition and other operating expenses were $57.3 million for the first half of 2003 compared with $44.9 million for the same period in 2002.

        For the first half of 2003 and 2002, the Company's financial products group produced a net interest margin of $2.1 million and $2.7 million, respectively.

        For the first half of 2003 and 2002, the mark-to-market adjustments for CDS resulted in a benefit to net income of $2.8 million and a net charge to income of $3.2 million, respectively. In addition, in the first half of 2002, FSA was party to a credit default swap referencing a highly diversified portfolio of 100 corporate names, with $10.0 million of exposure per name, to which the Company had first-loss exposure. For the first half of 2002, this transaction resulted in a $13.4 million after-tax charge to income as a result of marking the transaction to market. The Company terminated its exposure to this transaction in the third quarter of 2002 at a loss. These amounts are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        The Company's effective tax rate for the first half of 2003 was 22.4% compared with 21.2% for the same period in 2002. In 2003 and 2002, the effective tax rate differs from the statutory rate of 35% due primarily to tax-exempt interest income and income from FSA International. Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

Liquidity and Capital Resources

        The Company's consolidated invested assets and cash at June 30, 2003, net of unsettled security transactions, was $5,914.5 million, compared with the December 31, 2002 balance of $5,027.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $259.6 million at June 30, 2003 and $201.0 million at December 31, 2002.

        At June 30, 2003, the Company had, at the holding company level, an investment portfolio of $19.0 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, maintenance of FSA's ratings and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first half of 2003 or 2002. Based upon FSA's statutory statements for June 30, 2003, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $113.7 million.

        At March 31, 2003, the Company held $212.9 million of surplus notes of FSA. During the second quarter of 2003, FSA repaid $12.5 million of such surplus notes. At June 30, 2002, the Company held $200.4 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $4.7 million and $4.6 million in surplus note interest in the first half of 2003 and 2002, respectively.

        The Company paid no dividends in the first half of 2003. In the first half of 2002, the Company paid dividends of $11.7 million.

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

        FSA had a credit arrangement, aggregating $150.0 million at June 30, 2003, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At June 30, 2003, there were no borrowings under this arrangement, which expires April 23, 2004, unless extended.

        FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by

5.00%, which amounted to $792.5 million at June 30, 2003. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2010 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of June 30, 2003.

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $3.0 million in the second quarter of 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

        The Company's financial products group has a $100 million line of credit with UBS AG, Stamford Branch, which expires December 12, 2003, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company. There were no borrowings under this arrangement as of June 30, 2003.

        In August 1994, FSA entered into a facility agreement with Canadian Global Funding Corporation (Canadian Global) and Hambros Bank Limited. Canadian Global was established to provide a source of liquidity to refinance FSA-insured transactions that experience difficulty in meeting debt service obligations. The amount of the facility is $186.9 million, of which $125.2 million was unutilized at June 30, 2003. The facility expires in 2004.

        Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings each periodically assess the capital adequacy of FSA and other financial guarantors rated by them, and publish such assessments along with associated ratings confirmations or ratings changes. Given the importance of its ratings to its ongoing business, management of FSA considers the impact on rating agency capital adequacy an important factor in evaluating the types of risks it may insure and other activities it may pursue. In assessing the capital adequacy of a financial guarantor, rating agencies consider a number of factors, including claims-paying resources, "worst case" loss potential of the insured portfolio, and the quality and liquidity of the investment portfolio. Claims-paying resources include qualified statutory capital (policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles), unearned premium reserves, loss reserves and the present value of future installment premiums, as well as credit allowed for recoveries of ceded losses from reinsurers and other capital support arrangements. The rating agencies base their estimates of "worst case" insured losses on evaluations of the default frequency and loss severity of individual insured risks in a period of severe economic stress. Credit allowed for reinsurance under these capital adequacy models is generally a function of the rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Estimates of "worst case" losses and reinsurer ratings are subject to change by the rating agencies at any time. Any downgrade of reinsurers, increase in "worst case" loss estimates on insured transactions or other adverse changes in the factors that determine capital adequacy ratios may prompt the Company to augment FSA's paid-in capital and other capital support arrangements to maintain its rating agency capital adequacy and Triple-A ratings. In 2002 and 2003, a number of the reinsurers used by FSA were downgraded by one or more rating agencies and "worst case" loss estimates were generally increased in the CDO sector, including transactions in FSA's insured portfolio. Giving effect to these changes, FSA continues to satisfy the Triple-A standards of the rating agencies. FSA expects to augment its claims-paying resources from time to time to the extent management considers it appropriate to maintain sufficient rating agency capital adequacy.

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

        The Company has made no material commitments for capital expenditures as of June 30, 2003.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ variable interest entities (VIEs) for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets, but in most situations FSA's financial guaranty policy will not expose it to significant variability due to the significant level of other credit protection. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for June 30, 2003, the assets and liabilities of these VIEs have not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations. Two such VIEs, Canadian Global and FSA Global Funding Limited (FSA Global), will be consolidated with the Company for financial accounting purposes beginning in the third quarter of 2003 under the consolidation guidance recently issued by the Financial Accounting Standards Board (FASB) under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). In addition, on July 1, 2003, the Company obtained control provisions of another VIE, Premier International Funding Co. (Premier), which will cause the Company to consolidate Premier beginning July 1, 2003.

        In August 1994, Canadian Global was capitalized with $180.6 million of debt securities (which were effectively converted to U.S. dollar LIBOR rate through a cross-currency swap with terms matching the underlying debt instrument) and $6.3 million in preferred equity sold to third-party investors. Under the agreement, FSA pays an annual fee to Canadian Global to compensate it for making its liquidity available and can arrange financing for transactions subject to certain conditions. When Canadian Global purchases an FSA-insured obligation, the new obligation is insured by FSA for a premium, and case basis reserves are established when required. As of June 30, 2003, FSA was carrying gross and net case basis reserves of $17.2 million and $4.3 million, respectively, against transactions refinanced by Canadian Global. At June 30, 2003, Canadian Global had total assets of approximately $198.5 million, of which $97.6 million has been invested in a GIC issued by CMS.

        The Company owns 29% of the equity of FSA Global, a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third- party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds in U.S. dollars at LIBOR-based floating borrowing rates and invests its funds in obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes. At June 30, 2003, FSA Global had total assets and total liabilities of $9.6 billion and $9.6 billion, respectively. The foregoing assets and liabilities include assets and liabilities of $7.2 billion that will be eliminated with assets and liabilities of Premier, when both FSA Global and Premier are consolidated with the Company. FSA Global had a net loss of approximately $0.1 million for the first half of 2003. FSA Global's net income is determined net of FSA Global's premium expense to FSA. For the six months ended June 30, 2003, FSA Global paid premiums to FSA of approximately $2.4 million. All amounts insured by FSA relating to FSA Global are included in the Company's outstanding exposure, included in the Notes to the Condensed Consolidated Financial Statements for June 30, 2003. As of June 30, 2003, there were no case basis reserves required for any transactions related to FSA Global.

        In January 2003, the FASB issued FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 addresses consolidation of VIEs that have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. The provisions for FIN No. 46 will be effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, the interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that, upon consolidation, the Company initially measure the VIEs' assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). Any differences upon consolidation on July 1, 2003 will be reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle is not expected to have a material impact on the results of operations of the Company. The Company will continue to analyze the effects of the standard, considering the complexity of practical application to the Company's transactions.

Subsequent Events

        On July 31, 2003, the Company issued $100.0 million of 5.60% Notes due July 15, 2103 and callable on or after July 31, 2008. Debt issuance costs of approximately $3.3 million will be amortized over the life of the Notes. The Company expects to use the proceeds of the new debt offering to discharge the indenture with respect to all of its outstanding 6.950% Senior Quarterly Income Debt Securities (Senior QUIDS) due November 1, 2098 during the third quarter of 2003, and to redeem all the outstanding Senior QUIDS on or about November 1, 2003 . The Senior QUIDS are callable, without premium or penalty, on or after November 1, 2003.

        On August 12, 2003, FSA, with the approval of the New York Superintendent, repaid $37.5 million of surplus notes to the Company.

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

Item 4. Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

        On May 16, 2003, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting. Under the Written Consent, the Company's shareholders unanimously approved:

          (1)  the number of directors constituting the Board of Directors being fixed at ten, and the election of the following persons to serve as members of the Board of Directors of the Company until the later of the next annual meeting of shareholders or their successors having been duly elected and qualified:

      Robert P. Cochran
      Pierre Richard
      Dirk Bruneel
      Bruno Deletre
      Robert N. Downey
      Jacques Guerber
      David O. Maxwell
      Séan W. McCarthy
      Roger K. Taylor
      Rembert von Lowis;

          (2)  the approval of the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP as the independent public accountants of the Company to audit the accounts of the Company for the year 2003; and

          (3)  the approval of the Company's 1993 Equity Participation Plan, as amended, and the Company's Director Share Purchase Program.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. ("FSA") for the six month period ended June 30, 2003.
99.2
Amendment No. 5 to the Credit Agreement, dated as of April 25, 2003, among FSA, the additional borrowers party thereto, various banks, ABN AMRO Bank N.V., The Bank of Nova Scotia, Norddeutsche Landesbank Girozentrale, New York and/or Cayman Islands Branch, KeyBank National Association and Deutsche Bank AG, New York Branch, as agent (providing, among other things, for The Bank of New York to become the successor Agent).
99.3
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 30, 2003 among FSA and FSA Insurance Company, the Banks party thereto and Bayerische Landesbank, acting through its New York Branch in its capacity as Agent.
99.4	Deferred Compensation Plan (amended and restated as of May 16, 2003).
99.5	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust I.
99.6	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust II.
99.7	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust III.
99.8	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust IV.
99.9	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.10	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.11	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.12	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

          On April 8, 2003, the Company filed with the Securities and Exchange Commission (the "SEC") a current report on Form 8-K dated April 2, 2003, pursuant to which it furnished to the SEC (i) an Investor Relations Presentation intended primarily for fixed-income investors, entitled "Financial Security Assurance Investors' Overview dated April 2, 2003", and (ii) its Quarterly Operating Supplement for the quarterly period ended December 31, 2002; and stating that the Company was posting such documents to its website, http://www.fsa.com.

          On May 7, 2003, the Company filed with the SEC a current report on Form 8-K dated May 5, 2003, pursuant to which it furnished to the SEC (i) a press release announcing its first quarter 2003 results; (ii) the Company's current Quarterly Operating Supplement; and (iii) a quarterly letter from its Chairman and Chief Executive Officer; and stating that the Company was posting such materials on May 5, 2003, to its website, http://www.fsa.com.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
	By	/s/ JEFFREY S. JOSEPH
August 13, 2003		Jeffrey S. Joseph Managing Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. ("FSA") for the six month period ended June 30, 2003.
99.2
Amendment No. 5 to the Credit Agreement, dated as of April 25, 2003, among FSA, the additional borrowers party thereto, various banks, ABN AMRO Bank N.V., The Bank of Nova Scotia, Norddeutsche Landesbank Girozentrale, New York and/or Cayman Islands Branch, KeyBank National Association and Deutsche Bank AG, New York Branch, as agent (providing, among other things, for The Bank of New York to become the successor Agent).
99.3
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 30, 2003 among FSA and FSA Insurance Company, the Banks party thereto and Bayerische Landesbank, acting through its New York Branch in its capacity as Agent.
99.4	Deferred Compensation Plan (amended and restated as of May 16, 2003).
99.5	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust I.
99.6	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust II.
99.7	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust III.
99.8	Put Option Agreement, dated as of June 23, 2003, between FSA and Sutton Capital Trust IV.
99.9	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.10	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.11	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.12	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2003 and 2002
PART II - OTHER INFORMATION
SIGNATURES
Exhibit Index