Form 10-Q
period 2003-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2003-11-14
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        At November 11, 2003, there were 33,220,337 outstanding shares of Common Stock of the registrant (excludes 297,658 shares of treasury stock).

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Unaudited Financial Statements Financial Security Assurance Holdings Ltd. and Subsidiaries Condensed Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Operations and Comprehensive Income—Three and nine months ended September 30, 2003 and 2002	2
	Condensed Consolidated Statement of Changes in Shareholders' Equity—Nine months ended September 30, 2003	3
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Bonds at market value (amortized cost of $3,203,178 and $2,615,173)	$3,436,759	$2,829,763
Short-term investments	163,348	375,688

Total financial guaranty investment portfolio	3,600,107	3,205,451
Variable interest entities' bonds at market value (amortized cost of $1,389,953)	1,386,777
Variable interest entities' short-term investment portfolio	6,723
Guaranteed investment contract bond portfolio at market value (amortized cost of $3,206,339 and $1,840,949)	3,203,909	1,827,312
Guaranteed investment contract bond portfolio pledged as collateral at market value (amortized cost of $91,789)	87,205
Guaranteed investment contract short-term investment portfolio	151,082	4,632

Total investment portfolio	8,435,803	5,037,395
Cash	19,839	31,368
Securitized loans	457,649	437,462
Deferred acquisition costs	258,719	253,777
Prepaid reinsurance premiums	668,144	557,659
Investment in unconsolidated affiliates	113,247	115,833
Reinsurance recoverable on unpaid losses	84,963	75,950
Other assets	946,238	518,039

TOTAL ASSETS	$10,984,602	$7,027,483

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,766,830	$1,450,211
Losses and loss adjustment expenses	258,751	223,618
Guaranteed investment contracts	3,191,769	2,449,033
Variable interest entities' debt	2,238,734
Deferred federal income taxes	140,307	124,310
Notes payable	626,572	430,000
Accrued expenses and other liabilities	685,129	481,941

TOTAL LIABILITIES AND MINORITY INTEREST	8,908,092	5,159,113

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital — common	900,166	903,494
Accumulated other comprehensive income (net of deferred income taxes of $74,340 and $66,270)	146,156	134,683
Accumulated earnings	1,029,853	829,858
Deferred equity compensation	23,445	23,445
Less treasury stock at cost (297,658 shares held)	(23,445)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	2,076,510	1,868,370

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$10,984,602	$7,027,483

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Net premiums written	$182,946	$149,304	$463,015	$369,731

Net premiums earned	95,460	80,087	263,708	226,838
Net investment income	39,218	34,457	113,527	102,955
Net realized gains	151	2,803	4,044	26,760
Financial products net interest income	17,041	9,612	36,947	17,787
Financial products net realized gains (losses)		54	(1,096)	54
Net realized and unrealized gains (losses) on derivative instruments	8,259	(54,296)	10,399	(78,994)
Other income	290	646	1,917	1,828

TOTAL REVENUES	160,419	73,363	429,446	297,228

Expenses:
Losses and loss adjustment expenses	14,638	8,876	27,533	50,995
Interest expense	11,750	5,880	25,921	17,622
Policy acquisition costs	16,349	13,292	43,285	39,169
Financial products net interest expense	15,060	6,117	29,289	11,640
Other operating expenses	11,872	11,110	44,811	32,094

TOTAL EXPENSES	69,669	45,275	170,839	151,520

Minority interest	(3,025)	(1,435)	(7,745)	(5,650)
Equity in earnings of unconsolidated affiliates	(5,874)	6,784	3,512	19,664

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	81,851	33,437	254,374	159,722
Benefit (provision) for income taxes	(20,570)	959	(59,179)	(25,801)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	61,281	34,396	195,195	133,921
Cumulative effect of accounting change, net of income taxes of $2,598	4,800		4,800

NET INCOME	66,081	34,396	199,995	133,921
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	(27,218)	75,240	14,180	110,160
Less: reclassification adjustment for gains included in net income	229	2,022	2,707	19,577

Other comprehensive income (loss)	(27,447)	73,218	11,473	90,583

COMPREHENSIVE INCOME	$38,634	$107,614	$211,468	$224,504

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total
BALANCE, December 31, 2002	$335	$903,494	$134,683	$829,858	$23,445	$(23,445)	$1,868,370
Net income				199,995			199,995
Capital issuance costs		(3,328)					(3,328)
Net unrealized gain on investments, net of tax			11,473				11,473

BALANCE, September 30, 2003	$335	$900,166	$146,156	$1,029,853	$23,445	$(23,445)	$2,076,510

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Premiums received, net	$441,514	$362,080
Policy acquisition and other operating expenses paid, net	(96,722)	(97,689)
Termination fee on derivatives		(43,000)
Recoverable advances recovered	73	4,292
Losses and loss adjustment expenses paid, net	(1,273)	(3,820)
Net investment income received	143,554	126,475
Interest paid	(22,021)	(17,483)
Interest paid on guaranteed investment contracts	(23,897)	(5,697)
Variable interest entities' net interest income received	8,063
Variable interest entities' interest paid	(6,730)
Federal income taxes paid	(64,208)	(65,423)
Other	11,832	6,567

Net cash provided by operating activities	390,185	266,302

Cash flows from investing activities:
Proceeds from sales of bonds	704,522	677,588
Purchases of bonds	(1,255,165)	(928,688)
Net decrease in short-term investments	218,093	2,416
Proceeds from sales of guaranteed investment contract bonds	928,615	165,964
Purchases of guaranteed investment contract bonds	(2,312,443)	(1,655,577)
Securities purchased under agreements to resell	57,000
Net decrease (increase) in guaranteed investment contract short-term investments	(146,450)	224,195
Purchases of variable interest entities' bonds	(16,200)
Net decrease in variable interest entities' short-term investments	12,403
Purchases of property and equipment	(885)	(5,757)
Net increase in other investments	(466)	(9,219)

Net cash used for investing activities	(1,810,976)	(1,529,078)

Cash flows from financing activities:
Dividends paid		(20,379)
Capital issuance costs	(3,328)
Proceeds from the issuance of variable interest entities' debt	101,189
Proceeds from securities sold under agreements to repurchase	82,936
Repayment of guaranteed investment contracts	(830,224)	(167,897)
Proceeds from issuance of guaranteed investment contracts	2,058,689	1,466,049

Net cash provided by financing activities	1,409,262	1,277,773

Net increase (decrease) in cash	(11,529)	14,997
Cash at beginning of period	31,368	7,784

Cash at end of period	$19,839	$22,781

Note: On July 1, 2003, the Company consolidated $1.9 billion in assets and $1.9 billion in liabilities related to variable interest entities with no corresponding cash movement.

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002

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

        In the third quarter of 2003, the Company consolidated FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global) as a result of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The Company also consolidated Premier International Funding Co. (Premier) in the third quarter as a result of obtaining control provisions (see Note 10).

2.    BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented, have been made. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2003 presentation.

3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

        The Company establishes a case basis reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates, which ranged from 4.77% to 6.1%. For insured collateralized debt obligations (CDOs), a case basis reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case basis reserves or to new case basis reserves to be established in the future. The general reserve is derived from two calculations. The first is calculated by applying loss factors to the Company's total net par underwritten and discounting the result at the then current risk-free rates. The loss factors used for this purpose have been determined based upon an independent rating agency study of bond defaults and the Company's portfolio characteristics and history. The second pertains to the Company's insured CDOs where a present value "deterministic" approach is utilized to calculate the general reserve for the Company's insured CDOs. The deterministic model applies a run of the collateral portfolio for each transaction considering each CDO transaction's unique attributes (such as reinsurance, individual collateral ratings and status, derivatives purchased, premiums due to the guarantor, etc.) utilizing a Moody's default pattern for frequency of defaults, an estimate of collateral recovery values for severity, and a risk-free rate of interest.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims.

        At September 30, 2003, the general reserve totaled $91.4 million. Net case reserves were $82.4 million, net of $85.0 million in reinsurance recoverables.

4.    DERIVATIVE INSTRUMENTS

        FSA has insured a number of credit default swaps that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $11.2 million and $34.9 million in net earned premium under these agreements for the three and nine months ended September 30, 2003, respectively, and $9.4 million and $24.7 million in net earned premium for the three and nine months ended September 30, 2002, respectively. The changes in fair value, which were gains of $4.5 million and $8.6 million for the three and nine months ended September 30, 2003, respectively, and losses of $28.5 million and $33.5 million for the three and nine months ended September 30, 2002, respectively, were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income and in accrued expenses and other liabilities. The losses or gains recognized by recording these contracts at fair value will be determined each quarter based upon market pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees. The Company does not believe the fair value adjustments are an indication of potential claims under FSA's guarantees. The inception-to-date net unrealized loss was recorded in accrued expenses and other liabilities and was $35.6 million and $44.2 million at September 30, 2003 and December 31, 2002, respectively.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest rate exposure of the Company's GICs, GIC bond portfolio and interest rate and currency exchange rate exposure on FSA Global and Canadian Global's debt and investments. The derivatives are recorded at fair value. These derivatives generally include interest rate futures and interest rate and foreign currency swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs and GIC bond portfolio into floating-rate obligations and convert FSA Global and Canadian Global's debt and investments into U.S. dollar floating-rate obligations. The gains and losses relating to the fair value hedges on the GIC business and FSA Global are included in financial products net interest income and net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, in the consolidated statements of operations and comprehensive income. The gains and losses relating to the fair-value hedges of Canadian Global are included in interest expense along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, in the consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2003, the Company recorded a net gain of $3.1 million and $2.2 million, respectively, and for the three and nine months ended September 30, 2002, the Company recorded a net gain of $1.1 million and $3.3 million, respectively, relating to the ineffectiveness of these hedges, all of which related to the Company's GIC business. In addition, there are derivatives that were purchased for the purpose of economically hedging the interest rate risk on the GIC business that have not been designated to specific GICs or bonds and, as a result, hedge accounting is not permitted. The change in fair value of these derivatives was a gain of $1.3 million and loss of $1.2 million for the three and nine months ended September 30, 2003, respectively. These amounts were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

5.    OUTSTANDING EXPOSURE

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The principal amount of insured obligations in the asset-backed insured portfolio is backed by the following types of collateral (in millions) at September 30, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
	2003	2002	2003	2002
Residential mortgages	$20,519	$23,379	$4,233	$5,480
Consumer receivables	15,441	19,454	5,534	5,954
Pooled corporate obligations	79,295	78,113	12,080	13,007
Investor-owned utility obligations	543	619	320	348
Other asset-backed obligations(1)	5,061	4,528	3,766	3,225

Total asset-backed obligations	$120,859	$126,093	$25,933	$28,014

(1)
Excludes $3,222 million and $2,430 million, in 2003 and 2002, respectively, in "Net of Amounts Ceded" relating to FSA-insured GICs issued by CMS.

        Net of amounts ceded and ceded amounts are not necessarily reflective of the risk retained by FSA since FSA employs first loss reinsurance on a material portion of its asset-backed business.

        The principal amount of insured obligations in the municipal insured portfolio includes the following types of issues (in millions) at September 30, 2003 and December 31, 2002:

	Net of Amounts Ceded		Ceded
Types of Issues
	2003	2002	2003	2002
General obligation bonds	$64,690	$54,563	$19,819	$18,388
Housing revenue bonds	7,188	5,833	1,928	1,687
Municipal utility revenue bonds	29,166	23,442	14,241	13,468
Health care revenue bonds	6,436	5,970	6,767	6,683
Tax-supported (non-general obligation) bonds	32,660	27,556	12,802	12,391
Transportation revenue bonds	10,694	7,640	7,433	5,748
Other municipal bonds	14,386	12,173	6,875	5,761

Total municipal obligations	$165,220	$137,177	$69,865	$64,126

6.    GICS AND VARIABLE INTEREST ENTITIES' DEBT

        As of September 30, 2003, the interest rates on GICs were between 0.81% and 6.07% per annum.

        Payments due under GICs, excluding mark-to-market adjustments and prepaid interest of $14.6 million, in the remainder of 2003 and each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in millions):

Expected Withdrawal Date	Principal Amount
2003	$166.5
2004	1,014.2
2005	565.9
2006	180.1
2007	384.1
2008	37.3
Thereafter	829.1

Total	$3,177.2

        As of September 30, 2003, the interest rates on variable interest entities' debt (VIE Debt) were between 1.12% and 7.73% per annum.

        Payments due under the VIE Debt (including $840.0 million of interest accretion on zero coupon obligations) in the remainder of 2003 and each of the next five years ending December 31 and thereafter, are as follows (in millions):

Year	Principal Amount
2003	$0.3
2004	10.3
2005	204.1
2006	87.7
2007	170.7
2008	39.8
Thereafter	2,565.8

Total	$3,078.7

7.    SEGMENT REPORTING

        The Company operates in two business segments, financial guaranty and financial products (FP). The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial guaranty segment also includes the results of Canadian Global. The FP segment consists of the Company's GIC operations and, beginning in the third quarter of 2003, the operations of FSA Global and Premier (the FP VIEs). The FP VIEs are included in the FP segment even though FSA consolidates these entities for financial reporting purposes. The FP business involves only matched funded activities. Securitized loans and a component of other assets are financial guaranty assets financed by FP and give rise to the balance sheet inter-segment elimination amount. The GICs provide for the return of principal and the payment of interest at a guaranteed rate. The following table is a summary of the financial information (in thousands) by segment as of and for the nine months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30, 2003
	Financial Guaranty	Financial Products	Inter-segment Eliminations		Total
Revenues:
External	$412,805	$16,641	$		$429,446
Inter-segment	317	17,893		(18,210)
Expenses:
External	129,344	41,495			170,839
Inter-segment	17,893	317		(18,210)
Income (loss) before income taxes and cumulative effect of accounting change	261,652	(7,278)			254,374
Segment assets	5,796,703	5,817,202		(629,303)	10,984,602
	For the Nine Months Ended September 30, 2002
	Financial Guaranty	Financial Products	Inter-segment Eliminations		Total
Revenues:
External	$279,388	$17,840	$		$297,228
Inter-segment		390		(390)
Expenses:
External	130,546	20,974			151,520
Inter-segment	390			(390)
Income (loss) before income taxes	162,466	(2,744)			159,722

8.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company owns a minority interest in Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, Fairbanks). Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime", reflecting the lower than "prime" credit quality of the borrower/homeowner. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks. At September 30, 2003, the Company's interest in Fairbanks had a book value of $49.9 million, of which $7.6 million represented goodwill. The Company's equity in the earnings from Fairbanks for the nine months ended September 30, 2003 and 2002 was a loss of $10.0 million and income of $9.2 million, respectively. The decrease in the Company's equity in the earnings of Fairbanks was largely a result of estimated Federal Trade Commission (FTC) and related litigation settlement charges accrued in 2003. The Company's share of that settlement, included in the loss for the quarter, was $10.7 million.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the FTC informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, have received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

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

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly, and is changing certain of its loan servicing practices, including the types and amounts of fees collected, without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment analysis done by the Company did not result in a write-down of the investment, the final outcome of the FTC and related investigations must be known before the Company can reasonably assess the value of its investment in Fairbanks.

        On November 12, 2003, the FTC announced a settlement with Fairbanks, resolving the FTC's and HUD's civil allegations against Fairbanks. The settlement will require Fairbanks to pay $40.0 million to the FTC to compensate consumers who suffered harm, enjoins Fairbanks from future law violations and imposes new restrictions on Fairbanks' business practices. The settlement is contingent on approval by a federal district court in Massachusetts and will be coordinated with a related settlement in a class action lawsuit. The settlement amount has been reflected in Fairbanks', and hence the Company's, results for the third quarter of 2003.

9.    CAPITAL RESOURCES

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $3.3 million in the first nine months of 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

        The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

10.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 addresses consolidation of variable interest entities (VIEs) which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, which provided a broad deferral of the latest date by which all public entities must apply FIN 46 to certain VIEs, to the first reporting period ending after December 15, 2003. Early application of FIN 46 was encouraged and the deferral did not have to be applied to all VIEs or potential VIEs. The deferral applies to VIEs in which an enterprise holds a variable interest created prior to February 1, 2003. The provisions of FIN 46 remain effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date.

        The Company applied FIN 46 and consolidated for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control provisions of another VIE, Premier, on July 1, 2003, the Company consolidated Premier beginning July 1, 2003. FIN 46 requires that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The increase in total assets and total liabilities related to the consolidation of these entities was $1.9 billion. Any differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. FSA Global is managed as a "matched funding vehicle", in which the proceeds from the issuance of FSA guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by CMS. Similarly, Canadian Global and Premier have GICs issued by CMS in their investment portfolios. In these cases, the Company's GIC liability and asset are eliminated in consolidation. At September 30, 2003, $896.6 million was eliminated as a result of such consolidation. The VIEs' permitted activities are limited by charter and do not involve active management. The legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets held by the VIEs except in automatic response to the terms of such financial assets. The VIEs are structured as bankruptcy remote entities. The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the Condensed Consolidated Financial Statements for September 30, 2003.

        The Company has identified certain asset-backed transactions that it has insured in the ordinary course of business that may require consolidation under FIN 46. The Company did not consolidate these entities in the third quarter as the Company is continuing to assess the impact of FIN 46, in light of the recently issued exposure draft proposing amendments to FIN 46. The Company will continue to analyze the effects of FIN 46, the proposed amendments to FIN 46 and FASB Staff Positions. The analysis may result in additional entities being consolidated into the Company.

        Following is a summary of the impact of consolidating the FP VIEs and Canadian Global (in thousands) at September 30, 2003:

	FP VIEs	Canadian Global	Eliminations		Total
Bonds	$1,386,777	$35,000	$		$1,421,777
GIC assets	896,875	96,400		(993,275)
Short-term investments	6,723	4,443			11,166
Other assets	392,924	76,897		(6,276)	463,545
Other financial guaranty assets				(2,224)	(2,224)

Total Assets	$2,683,299	$212,740		$(1,001,775)	$1,894,264

Debt	$2,634,763	$196,572	$		$2,831,335
GIC liability				(993,275)	(993,275)
Other liabilities	50,448	16,168		(2,224)	64,392
Other financial guaranty liabilities				(6,276)	(6,276)

Total Liabilities	$2,685,211	$212,740		$(1,001,775)	$1,896,176

11.    NOTES PAYABLE

        On July 31, 2003, the Company issued $100.0 million of 5.60% Notes due July 15, 2103 and callable on or after July 31, 2008. Debt issuance costs of approximately $3.3 million will be amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, its 6.950% Senior Quarterly Income Debt Securities (6.950% Senior QUIDS) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were reflected as part of interest expense in net income for the third quarter of 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

12.    OTHER ASSETS AND LIABILITIES

        The detailed balances that comprise other assets and accrued expenses and other liabilities at September 30, 2003 and December 31, 2002 are as follows (in thousands):

	2003	2002
Other Assets:
Fair value of VIE swaps	$310,569	$
Deferred compensation trust	93,847		83,380
AIG Global CBO Sr. Notes	82,628		92,605
Tax and loss bonds	78,244		67,763
Accrued interest on VIE swaps	68,553
Accrued interest income	64,675		42,099
Other assets	247,722		232,192

Total Other Assets	$946,238		$518,039

	2003	2002
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$100,350	$10,490
Deferred compensation trust	93,596	83,031
Share performance plan	87,038	98,087
Securities sold under agreements to repurchase	82,936
Other liabilities	321,209	290,333

Total Accrued Expenses and Other Liabilities	$685,129	$481,941

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

2003 and 2002 Third Quarter Results

        The Company's third quarter 2003 net income was $66.1 million, compared with net income of $34.4 million for the same period in 2002. Operating earnings were $63.0 million for the third quarter of 2003, compared with $53.9 million for the third quarter of 2002. In the third quarter of 2003, net income was positively affected by $3.1 million of fair value adjustments for pooled credit default swaps (CDS) under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Net income was also positively affected by $4.8 million as a result of the Company's adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In the third quarter of 2002, net income was negatively affected by $19.5 million of fair value adjustments for CDS under SFAS No. 133.

        In December 2002, the Company revised its definition of operating earnings from that used in prior periods. Operating earnings is now defined as net income before the after-tax effects of SFAS No. 133 fair value adjustments for pooled CDS. For purposes of calculating operating earnings, pooled CDS are defined as FSA-insured CDS that reference pools of financial obligations and require payments by the Company if losses exceed a defined deductible providing an investment-grade level of protection to the Company. Management considers operating earnings a key measure of normal operating results, as the SFAS No. 133 adjustments for each guaranteed CDS are expected to sum to zero over the life of the transaction. Operating earnings for 2002 disclosed in this discussion differ from those previously disclosed due to the revised definition of operating earnings.

        The table below shows a reconciliation of net income to operating earnings for the quarters ended September 30, 2003 and 2002:

	2003	2002
	(in millions)
Net Income	$66.1	$34.4
Less mark-to-market of pooled CDS(1)	3.1	(19.5)

Operating Earnings	$63.0	$53.9

(1)
Amounts are after-tax

        The Company employs two measures of gross premiums originated for a given period. Gross premiums written captures premiums collected in the period, whether collected up front for business originated in the period or in installments for business originated in prior periods. An alternative measure, gross present value of premiums written (PV premiums), reflects future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from PV premiums. The Company considers PV premiums to be the better indicator of a given period's insurance origination activity because a substantial portion of the Company's premiums is collected in installments, a practice typical of the asset-backed business. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The present value of the future net interest margin from the Company's financial products business represents the present value of the difference between the estimated interest to be received on financial products investments and the estimated interest to be paid on financial products guaranteed investment contracts (GICs) and debt issued by the Company's financial products operations over the estimated life of each transaction, giving effect to swaps and other derivatives which convert fixed-rate assets and liabilities to U.S. floating rates. PV premiums and the present value of the future net interest margin from the Company's financial products segment are collectively referred to as PV originations. The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of different discount factors. The rate for both 2003 and 2002 was 5.91%. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        Gross premiums written increased 21.8% to $262.1 million in the third quarter of 2003 from $215.2 million for the third quarter of 2002. PV originations increased 3.1% to $259.3 million in the third quarter of 2003 from the third quarter result of $251.4 million in 2002.

        The table below shows the components of PV originations for the third quarter of 2003 and 2002:

	2003	2002
	(in millions)
U.S municipal obligations(1)	$160.0	$103.1
U.S. asset-backed obligations(1)(2)	51.1	50.2
International obligations(1)	35.1	67.0
Financial products(3)	13.1	31.1

Total	$259.3	$251.4

(1)
PV premiums
(2)
U.S. asset-backed amounts for 2002 have been restated to exclude financial products originations.
(3)
Present value of future net interest margin originated

        For the third quarter of 2003, the Company guaranteed a par amount of $17.5 billion of U.S. primary and secondary municipal obligations, an increase of 34.6% over the amount insured in the prior year's comparable period. FSA's U.S. municipal PV premium originations were $160.0 million for the quarter, 55.2% higher than in the third quarter of 2002. Average premium rates continued to be strong across municipal sectors and were boosted further by a higher proportion of transportation and health care transactions, which tend to have higher premiums relative to par.

        For the third quarter of 2003, the Company's U.S. asset-backed par originated was $5.3 billion, compared with $10.2 billion in the third quarter of last year, but asset-backed PV premiums increased slightly to $51.1 million. The decline in par insured largely reflected reduced activity in Super Triple-A credit default swaps (CDS) and Triple-A mortgage-backed securities, both of which tend to have low premium rates, and increased activity in higher premium sectors, such as residential mortgage net interest margin securitizations and collateralized loan obligations.

        For the third quarter of 2003, FSA insured $4.7 billion par of international obligations, generating $35.1 million of PV premiums, versus $1.7 billion of par and $67.0 million of PV premiums in the third quarter of 2002. FSA executed a variety of European infrastructure finance and asset-backed transactions during the third quarter of 2003. The decline in PV premiums despite the increase in par primarily reflects a single high-premium infrastructure transaction executed in the same period a year ago, as well as certain high-quality, high-par asset-backed transactions in the third quarter of this year.

        The financial products segment comprises the Company's GIC business and the operations of FSA Global Funding Limited (FSA Global) and Premier International Funding Co. (Premier), two entities that the Company consolidated in the third quarter of 2003.

        The present value of future net interest margin (PVNIM) in this segment was $13.1 million in the third quarter of 2003 compared with $31.1 million in the comparable period of last year. Substantially all of this PVNIM was generated by the GIC business. Third-quarter PVNIM declined primarily because of three high-value-added transactions in the third quarter of 2002 that represented special opportunities.

        Net premiums written were $182.9 million for the third quarter of 2003, an increase of 22.5% over the comparable period in 2002. Net premiums earned for the third quarter of 2003 were $95.5 million, a 19.2% increase from $80.1 million in the third quarter of 2002. Net premiums earned from refundings and prepayments were $10.7 million for the third quarter of 2003 and $6.4 million for the same period of 2002, contributing $5.2 million and $3.3 million, respectively, to after-tax earnings. Net premiums earned for the quarter grew 15.0% over the result in the same period of 2002 if the effects of refundings and prepayments are eliminated.

        Net investment income was $39.2 million for the third quarter of 2003 and $34.5 million for the comparable period in 2002, an increase of 13.8%. The Company's effective tax rate on investment income was 9.6% (excluding the effects of variable interest entities) and 9.9% for the third quarter of 2003 and 2002, respectively. In the third quarter of 2003, the Company realized $0.2 million in net capital gains, compared with $2.8 million for the same period in 2002. Capital gains and losses are generally a by-product of the normal investment management process and could vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the third quarter of 2003 was $14.6 million compared with $8.9 million for the same period in 2002. Since the reserves are based upon estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions. At September 30, 2003, the general reserve totaled $91.4 million. Net case reserves were $82.4 million, net of $85.0 million in reinsurance recoverables.

        Total policy acquisition and other operating expenses were $28.2 million for the third quarter of 2003 compared with $24.4 million for the same period in 2002. Excluding the effects of refundings and prepayments, total policy acquisition and other operating expenses were $25.4 million for the third quarter of 2003 compared with $23.0 million for the same period in 2002. Expenses increased primarily as a result of the lowering of the percentage of expenses deferred, based upon a study performed by the Company of its origination costs, and higher personnel costs.

        The Company's financial products group produced a net interest margin of $1.7 million and $3.5 million for the third quarter of 2003 and 2002, respectively.

        A portion of FSA's business has been in the form of insured CDS referencing diversified pools of corporate obligations. Many of these require periodic adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection before our guaranty. For the third quarter of 2003 and 2002, these fair value adjustments resulted in a benefit to net income of $3.1 million and a charge to net income of $19.5 million, respectively. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based upon quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based upon internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments can vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to market will be reversed by an equivalent mark-to-market "gain" at or prior to the expiration of the guaranty. The gain recorded in the third quarter of 2003 was a reversal of losses recorded in prior periods. In addition, in the first half of 2002, FSA was party to a CDS (the single-name CDS) referencing a highly diversified portfolio of 100 corporate names, with $10.0 million of exposure per name, to which the Company had first-loss exposure. The Company terminated its exposure to this transaction in the third quarter of 2002 and recorded a $15.0 million charge to income in that quarter. These amounts are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        Total equity in earnings of unconsolidated affiliates was a loss of $5.9 million and income of $6.8 million for the third quarter of 2003 and 2002, respectively. The decrease is primarily related to the equity earnings in Fairbanks Capital Holding Corp. The Company owns a minority interest in Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, "Fairbanks"). Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime", reflecting the lower than "prime" credit quality of the borrower/homeowner. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks. At September 30, 2003, the Company's interest in Fairbanks had a book value of $49.9 million, of which $7.6 million represented goodwill. The Company's equity in the earnings from Fairbanks for the quarter ended September 30, 2003 and 2002 was a loss of $11.8 million and income of $3.7 million, respectively. The decrease in the Company's equity in the earnings of Fairbanks for the quarter was largely a result of estimated Federal Trade Commission (FTC) and related litigation settlement charges accrued in 2003. The Company's share of that settlement, included in the loss for the quarter, was $10.7 million.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the FTC informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, have received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

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

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly, and is changing certain of its loan servicing practices, including the types and amounts of fees collected, without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment test done by the Company did not result in a write-down of the investment, the final outcome of the FTC and related investigation must be known before the Company can accurately assess the value of its investment in Fairbanks.

        On November 12, 2003, the FTC announced a settlement with Fairbanks, resolving the FTC's and HUD's civil allegations against Fairbanks. The settlement will require Fairbanks to pay $40.0 million to the FTC to compensate consumers who suffered harm, enjoins Fairbanks from future law violations and imposes new restrictions on Fairbanks' business practices. The settlement is contingent on approval by a federal district court in Massachusetts and will be coordinated with a related settlement in a class action lawsuit. The settlement amount has been reflected in Fairbanks', and hence the Company's, results for the third quarter of 2003.

        The Company's effective tax rate for the third quarter of 2003 was 25.1% compared with a rate of less than 0% for the same period in 2002. In 2003 and 2002, the effective tax rate differed from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd (FSA International). Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries. In addition, in the third quarter of 2003, the Company recorded a pre-tax charge of $11.8 million relating to Fairbanks, which has an effective tax rate of only 7% instead of 35%. In the third quarter of 2002, the Company changed its method of taxing its equity earnings on Fairbanks. Prior to the third quarter of 2002, the Company taxed 100% of its equity earnings for Fairbanks at the statutory rate of 35%. Due to changes in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from Fairbanks. In the third quarter of 2002, the Company recorded a cumulative to date benefit of $4.0 million.

2003 and 2002 First Nine Months Results

        The Company's net income for the first nine months of 2003 was $200.0 million, compared with net income of $133.9 million for the same period in 2002. Operating earnings were $194.1 million for the first nine months of 2003, compared with $156.6 million for the first nine months of 2002. In the first nine months of 2003, net income was positively affected by $5.9 million of mark-to-market adjustments for pooled CDS under SFAS No. 133. In the first nine months of 2002, net income was negatively affected by $22.7 million of mark-to-market adjustments for CDS under SFAS No. 133.

        The table below shows a reconciliation of net income to operating earnings for the first nine months of 2003 and 2002:

	2003	2002
	(in millions)
Net Income	$200.0	$133.9
Less mark-to-market of pooled CDS(1)	5.9	(22.7)

Operating Earnings(1)	$194.1	$156.6

(1)
Amounts are after-tax

        Gross premiums written increased 29.4% to $686.5 million in the first nine months of 2003 from $530.6 million for the first nine months of 2002. PV originations increased 10.5% to $692.0 million in the first nine months of 2003 from $626.1 million in the first nine months of 2002.

        The table below shows the components of PV originations for the first nine months of 2003 and 2002:

	2003	2002
	(in millions)
U.S municipal obligations(1)	$368.6	$253.6
U.S. asset-backed obligations(1)(2)	138.2	163.1
International obligations(1)	153.8	151.7
Financial products(3)	31.4	57.7

Total	$692.0	$626.1

(1)
PV premiums
(2)
U.S. asset-backed amounts for 2002 have been restated to exclude financial products originations.
(3)
Present value of future net interest margin originated

        For the first nine months of 2003, FSA insured $44.2 billion par amount of U.S. primary and secondary municipal obligations, an increase of 19.3% from the amount insured in the comparable period of the prior year. FSA's U.S. municipal PV premiums were $368.6 million in the first nine months of 2003, a 45.3% increase from U.S. municipal PV premiums in the first nine months of 2002.

        For the first nine months of 2003, the Company's U.S. asset-backed par originated was $11.8 billion, compared with $33.6 billion in the first nine months of last year. U.S. asset-backed PV premiums declined 15.3% to $138.2 million for the first nine months of 2003 from $163.1 million in the first nine months of 2002.

        For the first nine months of 2003, FSA insured $8.2 billion par of international obligations, generating $153.8 million of PV premiums, versus $13.3 billion of par and $151.7 million of PV premiums for the first nine months of 2002. International PV premiums have increased slightly over the first three quarters despite the decline in par insured primarily because of a shift in the asset-backed business mix from Super Triple-A pooled corporate CDS to a broader range of transactions.

        The PVNIM for financial products was $31.4 million in the first nine months of 2003, compared with $57.7 million in the comparable period of last year. Substantially all of this PVNIM was generated by the GIC business. The low interest rate environment has led to reduced demand for long-term GICs throughout the year, and the year-to-date results were affected by previously disclosed regulatory constraints that limited the GIC business until April 2003, when an exemption from the Investment Company Act was received.

        Net premiums written were $463.0 million for the first nine months of 2003, an increase of 25.2% when compared with the comparable period result in 2002. Net premiums earned for the first nine months of 2003 were $263.7 million, compared with $226.8 million for the first nine months of 2002. Net premiums earned from refundings and prepayments were $22.6 million for the first nine months of 2003 and $15.7 million for the same period of 2002, contributing $11.2 million and $8.1 million, respectively, to after-tax earnings. Net premiums earned for the first nine months grew 14.2% over the result in the same period of 2002, if the effects of refundings and prepayments are eliminated.

        Net investment income was $113.5 million for the first nine months of 2003 and $103.0 million for the comparable period in 2002, an increase of 10.3%. The Company's effective tax rate on investment income was 9.5% (excluding the effects of variable interest entities) for the first nine months of 2003, compared with 10.7% for the same period in 2002. For the first nine months of 2003, the Company realized $4.0 million in net capital gains, compared with $26.8 million for the same period in 2002. Capital gains and losses are generally a by-product of the normal investment management process and could vary substantially from period to period.

        The provision for losses and loss adjustment expenses during the first nine months of 2003 was $27.5 million compared with $51.0 million in the first nine months of 2002. The decrease in the provision is due largely to the $31.0 million strengthening of the general reserve in the second quarter of 2002 to reflect estimated losses in the Company's insured CDO portfolio.

        Total policy acquisition and other operating expenses were $88.1 million for the first nine months of 2003 compared with $71.3 million for the same period in 2002. Excluding the effects of refundings and prepayments, total policy acquisition and other operating expenses were $82.7 million for the first nine months of 2003, compared with $67.9 million for the same period in 2002.

        For the first nine months of 2003 and 2002, the Company's financial products group produced a net interest margin of $3.8 million and $6.1 million, respectively.

        For the first nine months of 2003 and 2002, the mark-to-market adjustments for CDS resulted in a benefit to net income of $5.9 million and a net charge to income of $22.7 million, respectively. In addition, in the first nine months of 2002, the single-name CDS program resulted in a $28.3 million after-tax charge to income as a result of marking the transaction to market. The Company terminated its exposure to this transaction in the third quarter of 2002 at a $15.0 million loss. These amounts are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

        The Company's consolidated invested assets and cash at September 30, 2003, net of unsettled security transactions, was $6,949.5 million, compared with the December 31, 2002 balance of $5,027.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $226.6 million at September 30, 2003 and $201.0 million at December 31, 2002, but exclude the variable interest entities' bond portfolio.

        At September 30, 2003, the Company had, at the holding company level, an investment portfolio of $27.2 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, maintenance of FSA's ratings and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in the first nine months of 2003 or 2002. Based upon FSA's statutory statements for September 30, 2003, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $110.6 million.

        At June 30, 2003, the Company held $200.4 million of surplus notes of FSA. During the third quarter of 2003, FSA repaid $47.5 million of such surplus notes. At September 30, 2003, the Company held $152.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $7.3 million and $6.4 million in surplus note interest in the first nine months of 2003 and 2002, respectively.

        The Company paid no dividends in the first nine months of 2003. In the first nine months of 2002, the Company paid dividends of $11.7 million.

        On July 31, 2003, the Company issued $100.0 million of 5.60% Notes due July 15, 2103 and callable on or after July 31, 2008. Debt issuance costs of approximately $3.3 million will be amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, its 6.950% Senior Quarterly Income Debt Securities (6.950% Senior QUIDS) due November 1, 2098, and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were reflected as part of interest expense in net income for the third quarter of 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

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

        FSA had a credit arrangement, aggregating $150.0 million at September 30, 2003, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. At September 30, 2003, there were no borrowings under this arrangement, which expires April 23, 2004, unless extended.

        FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $833.0 million at September 30, 2003. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2010 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of September 30, 2003.

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $0.3 million and $3.3 million in the third quarter and first nine months of 2003, respectively, and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

        The Company's financial products group has a $100.0 million line of credit with UBS AG, Stamford Branch, which expires December 12, 2003, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company. There were no borrowings under this arrangement as of September 30, 2003.

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

        The Company has made no material commitments for capital expenditures as of September 30, 2003.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ variable interest entities (VIEs) for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets, but in most situations FSA's financial guaranty policy will not expose it to significant variability due to the significant level of other credit protection. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for September 30, 2003, the assets and liabilities of these VIEs have generally not been consolidated with those of the Company for financial reporting purposes and are considered "off-balance sheet" obligations.

        In January 2003, the FASB issued FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 addresses consolidation of variable interest entities (VIEs) which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6 that provided a broad deferral of the latest date by which all public entities must apply FIN 46 to certain VIEs, to the first reporting period ending after December 15, 2003. Early application of FIN 46 was encouraged and the deferral did not have to be applied to all VIEs or potential VIEs. The deferral applies to VIEs in which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The provisions of FIN 46 remain effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date.

        The Company applied FIN 46 and consolidated for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control provisions of another VIE, Premier, on July 1, 2003, the Company consolidated Premier beginning July 1, 2003. FIN 46 requires that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The aggregate increase in the balance sheet related to the consolidation of these entities was $1.9 billion. Any differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. FSA Global is managed as a "matched funding vehicle", in which the proceeds from the issuance of FSA guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by CMS. Similarly, Canadian Global and Premier have GICs issued by CMS in their investment portfolios. In these cases, the Company's GIC liability and asset are eliminated in consolidation. At September 30, 2003, $896.6 million was eliminated as a result of such consolidation. The VIEs' permitted activities are limited by charter and do not involve active management. The legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets of the VIEs except in automatic response to the terms of such financial assets. The VIEs are structured as bankruptcy remote entities. The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the Condensed Consolidated Financial Statements for September 30, 2003.

        The Company has identified certain asset-backed transactions that it has insured in the ordinary course of business that may require consolidation under FIN 46. The Company did not consolidate these entities in the third quarter of 2003 as the Company is continuing to assess the impact of FIN 46, in light of the recently issued exposure draft proposing amendments to FIN 46. The Company will continue to analyze the effects of FIN 46, the proposed amendments to FIN 46 and proposed FASB Staff Positions.

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

Item 4. Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
4.1	Form of 5.60% Notes due July 15, 2103. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated July 17, 2003, and filed on July 30, 2003 (the "July 30, 2003 Form 8-K"), and incorporated herein by reference.)
4.2	Officers' Certificate Pursuant to Sections 2.01 and 2.03 of the Indenture (as defined in the form of 5.60% Notes due July 15, 2103). (Previously filed as Exhibit 3 to the July 30, 2003 Form 8-K, and incorporated herein by reference.)
10.1	Underwriting Agreement dated July 17, 2003 between the Underwriters listed on Schedule I thereto and the Company, relating to the Company's 5.60% Notes due July 15, 2103. (Previously filed as Exhibit 1 to the July 30, 2003 Form 8-K, and incorporated herein by reference.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the nine month period ended September 30, 2003.
  (b)
  Reports on Form 8-K

        On July 21, 2003, the Company filed with the Securities and Exchange Commission (the "SEC") a current report on Form 8-K dated July 17, 2003, pursuant to which it reported that it had issued a press release on July 17, 2003, announcing that the Company had priced a $100 million issue of 5.60% Notes due July 15, 2103 (the "5.60% Notes") and callable on or after July 31, 2008. The press release also stated that the Company planned to use the proceeds of the 5.60% Notes to redeem all of its outstanding 6.950% Senior Quarterly Income Debt Securities due November 1, 2098, which were callable, without premium or penalty, on or after November 1, 2003. The current report included as exhibits the press release and a copy of the Prospectus Supplement, dated July 17, 2003, with respect to the 5.60% Notes, which was filed with the SEC on July 21, 2003.

        On July 30, 2003, the Company filed with the SEC a current report on Form 8-K dated July 17, 2003, which incorporated by reference into the registration statement relating to the Company's 5.60% Notes due July 15, 2103, the underwriting agreement, form of note and officers' certificate relating to the Company's 5.60% Notes due July 15, 2103.

        On August 8, 2003, the Company filed with the SEC a current report on Form 8-K dated August 5, 2003, pursuant to which it furnished to the SEC (i) a press release announcing its second quarter 2003 results; (ii) the Company's current Quarterly Operating Supplement; and (iii) a quarterly letter from its Chairman and Chief Executive Officer; and stating that the Company was posting such materials on August 5, 2003, to its website, http://www.fsa.com.

        On September 26, 2003, the Company filed with the SEC a current report on Form 8-K dated September 22, 2003, pursuant to which it furnished to the SEC (i) a press release announcing that it was posting that date to its website, http://www.fsa.com, an Investor Relations Presentation intended primarily for fixed-income investors, which includes supplementary information related to its previously disclosed June 30, 2003 results, and (ii) a copy of the presentation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

November 14, 2003	By:	/s/ JEFFREY S. JOSEPH Jeffrey S. Joseph Managing Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
4.1	Form of 5.60% Notes due July 15, 2103. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated July 17, 2003, and filed on July 30, 2003 (the "July 30, 2003 Form 8-K"), and incorporated herein by reference.)
4.2	Officers' Certificate Pursuant to Sections 2.01 and 2.03 of the Indenture (as defined in the form of 5.60% Notes due July 15, 2103). (Previously filed as Exhibit 3 to the July 30, 2003 Form 8-K, and incorporated herein by reference.)
10.1	Underwriting Agreement dated July 17, 2003 between the Underwriters listed on Schedule I thereto and the Company, relating to the Company's 5.60% Notes due July 15, 2103. (Previously filed as Exhibit 1 to the July 30, 2003 Form 8-K, and incorporated herein by reference.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the nine month period ended September 30, 2003.

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
(Dollars in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2003 and 2002
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index