Form 10-K
period 2003-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2004-03-29
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Commission File Number 1-12644

Financial Security Assurance Holdings Ltd.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3261323 (I.R.S. Employer Identification No.)
350 Park Avenue, New York, New York 10022 (Address of principal executive offices, including zip code)
(212) 826-0100 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
6 7/8% Quarterly Interest Bond Securities Due 2101	New York Stock Exchange, Inc.
6.25% Notes Due November 1, 2102	New York Stock Exchange, Inc.
5.60% Notes Due July 15, 2103	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [    ] No [X]

        The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2003 was $41,172,860. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were valued under the Company's director share purchase program on June 30, 2003.

        At March 25, 2004, there were outstanding 33,220,337 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 297,658 shares of treasury stock).

  Documents Incorporated By Reference
  None

PART I

Item 1.    Business.

General

        Financial Security Assurance Holdings Ltd. (the "Company"), through its wholly owned subsidiary, Financial Security Assurance Inc. ("FSA"), is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial strength of FSA is rated "Triple-A" by the major securities rating agencies and obligations insured by FSA are generally awarded "Triple-A" ratings by reason of such insurance. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal obligations. For the year ended December 31, 2003, the Company had gross premiums written of $895.8 million, of which 34% related to insurance of asset-backed and other non-municipal obligations and 66% related to insurance of municipal obligations. At December 31, 2003, the Company had net par outstanding of $289.5 billion, of which 41% represented insurance of asset-backed and other non-municipal obligations and 59% represented insurance of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through its subsidiary, FSA Capital Management Services LLC ("FSACMS"). The amounts stated above exclude the intercompany insurance on GICs.

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

        FSA Global Funding Limited ("FSA Global"), in which the Company owns a 29% equity interest, is a special purpose funding vehicle. In the third quarter of 2003, the Company consolidated FSA Global for the first time as a result of the Company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). The Company also consolidated Premier International Funding Co. (Premier) in the third quarter as a result of FSA obtaining control rights. FSA Global is engaged in the issuance of FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in debt defeasance for lease transactions. The Company's management believes that the assets held by FSA Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. At December 31, 2003, FSA Global had $2.3 billion principal amount of outstanding notes, after elimination of intercompany transactions.

        FSACMS and FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries") are wholly owned subsidiaries of the Company. Until April 2003, both companies issued GICs. FSACMS has conducted all GIC business since April 2003, following receipt of an exemption from the requirements of the Investment Company Act of 1940. Proceeds from the sale of GICs are lent to FSA Asset Management LLC ("FSAM"). FSAM generally invests in obligations that would qualify for FSA insurance with a view towards realizing a yield difference between its investments and its obligations. At December 31, 2003, the Company had $4.2 billion principal of outstanding GICs.

        FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing the investment portfolios of the Company and its affiliates. FSA Portfolio Management also owns various strategic and other investments made from time to time by other members of the FSA group of companies.

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

        The Company is a subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local SA and 10% by Dexia S.A. ("Dexia"), a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the U.S. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

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

        In 1994, the Company completed an initial public offering of common shares, at which time White Mountains Insurance Group, Ltd. ("White Mountains") (formerly known as Fund American Enterprises Holdings, Inc.) made an investment in the Company, and the chairman of White Mountains became non-executive chairman of the Company.    White Mountains is an insurance holding company.

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

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. At December 31, 2003, approximately 99% of the Company's common stock was held by Dexia Holdings, and the only other holders were an affiliate of White Mountains and certain current and former directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11. Although the Company's common stock is no longer listed on the New York Stock Exchange ("NYSE") as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934 because debt securities issued by the Company are listed on the NYSE.

        The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Paris, Singapore, Sydney, Tokyo and Bermuda.

Industry Overview

        Financial guaranty insurance written by FSA typically guarantees scheduled payments on an issuer's obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA's underwriting policy is to insure obligations that would otherwise be investment grade without the benefit of FSA's insurance. Asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also include payment obligations of counterparties and issuers under synthetic obligations such as credit default swaps and credit-linked notes. Municipal obligations insured by FSA consist primarily of general obligation bonds supported by the issuers' taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Municipal obligations insured by FSA include project finance obligations, consisting primarily of obligations of special purpose issuers backed by the cash flow from lease or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities.

        The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations employing transactional and financial skills to generate increased premium volume at attractive returns while minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of four trends: (i) expansion of asset securitization; (ii) growth of project finance in Europe through expansion of private finance for funding of infrastructure projects; (iii) substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and continued demand for credit enhancement by individuals who purchase municipal bonds; and (iv) growing use of financial guaranty insurance in non-U.S. markets. The Company also anticipates continued demand over the long term for its GIC business and other financial products programs that employ financial guaranty insurance provided by FSA. The Company believes that short term trends for financial guaranty insurance remain uncertain due, among other things, to (i) potential decline in municipal financings and refundings should interest rates rise; and (ii) increased competition among financial guarantors and other alternative providers of credit enhancement.

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

Business of FSA

General

        The business of FSA is managed by the Company's Management Committee, comprised of FSA's Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer as full-time members, and the heads of FSA's Municipal Finance, Corporate Finance, International Finance and Financial Products groups, as part-time members. Bruno Deletre, a director of the Company, was named an ex officio member of the Management Committee in 2003. FSA is primarily engaged in the business of writing financial guaranty insurance on asset-backed and municipal obligations. In 2001, FSA commenced insuring GICs issued by the GIC Subsidiaries.

Asset-Backed Obligations

        Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. The great majority of asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt and small business loans. Monoline financial guarantors also insure asset-backed obligations secured by less diverse payment sources, such as multifamily real estate.

        Asset-backed obligations include funded and synthetic transactions. Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic asset-backed obligations generally take the form of credit default swap (CDS) obligations or credit-linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Asset securitization often represents an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates and, frequently, with different accounting treatment. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. In addition, some corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Also, some finance companies fund consumer finance and home equity lending through securitization.

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

        According to industry sources, the par volume of funded U.S. public asset-backed securities, including securities distributed under Rule 144A, since 1999, were as follows:

Year	New Issues of Funded U.S. Public Asset-Backed Securities(1)
(in billions)
1999	$254.7
2000	272.8
2001	324.6
2002	411.5
2003	510.3

(1)
Information is from Asset-Backed Alert, January 11, 2002, January 10, 2003 and January 9, 2004 and includes corporate and consumer receivable-backed issues (including home equity loan issues)

  but excludes private-label mortgage-backed securities, collateralized debt obligations, commercial paper, synthetic transactions and non-Rule 144A private placements. Data is subject to revision as additional information becomes available.

        According to industry sources, par volumes in certain other asset-backed markets from 2000 through 2003 were as follows:

Year	U.S. Public Issues of Private-Label Mortgage-Backed Securities(1)	Non-U.S. Asset- Backed Securities(1)	Worldwide Funded Collateralized Debt Obligations(2)
	(in billions)
2000	$65.8	$85.6	$78.5
2001	143.1	115.2	79.6
2002	214.0	117.3	87.7
2003	296.2	180.6	79.5

(1)
Information is from Asset-Backed Alert, January 11, 2002, January 10, 2003 and January 9, 2004. Data is subject to revision as additional information becomes available.

(2)
Information is from Asset-Backed Alert, January 11, 2002, January 10, 2003 and January 23, 2004. Data is subject to revision as additional information becomes available.

        The data in the tables above exclude synthetic transactions and therefore does not reflect the substantial growth in the use of CDS. According to survey data published on the website of the International Swaps and Derivatives Association, Inc., www.isda.org, the notional principal amount of CDS outstanding in world markets at the dates indicated were as follows:

Date	Outstanding Credit Default Swaps(1)
(in billions)
December 31, 2001	$918.9
December 31, 2002	2,191.6
June 30, 2003	2,687.9

        According to the Association of Financial Guaranty Insurers ("AFGI"), the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance originated by monoline guarantors since 1999 were as follows:

Year	U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies(1)	Non-U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies
	(in billions)
1999	$117.9	$24.2
2000	116.1	55.2
2001	167.1	51.4
2002	165.5	63.2
2003	N/A(2)	N/A(2)

(1)
Information is from a news release distributed by AFGI, April 23, 2003, and includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, except municipal obligations. Data is subject to revision as additional information becomes available.

(2)
Not available from the same source. According to the statistical operating supplements published by the four largest monoline guarantors, those four companies insured, in the aggregate, approximately $103.1 billion of U.S. asset-backed par volume and $47.3 billion of non-U.S. asset-backed par volume during 2003.

        In general, since the 1990s, the asset-backed financial guaranty business has grown because of a variety of factors, including expansion of U.S. and international asset-backed securities and CDS markets, the related opportunities for guarantors to insure high-quality business and diversify their insured portfolios, high demand for credit enhancement on complex asset-backed issues and attractive returns available in the asset-backed market.    Although the asset-backed market is now mature in the U.S., the Company expects it to continue to be a significant market for financial guarantors and to provide substantial growth opportunities outside the U.S.

        In recent years, there has been substantial consolidation and contraction among finance companies that originate securitizations, particularly in the subprime mortgage and auto loan finance sectors in which FSA operates. This consolidation appears to have been largely completed, and the surviving companies generally have stronger operating profiles than before the period of consolidation. In addition, narrowing spreads between the yields on Triple-A and lesser rated obligations generally reduced the number of appropriately priced opportunities for guarantors during 2003. In the CDO market, investor appetite and corresponding volumes are also dependent on the credit cycle and credit spreads, with narrower spreads generally slowing both the overall and insured volume of CDOs.

Municipal Obligations

        Municipal obligations include bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, public-housing and transportation authorities and other public and quasi-public entities. Municipal obligations are supported by the issuer's taxing power in the case of general obligation bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds and public private infrastructure financings. Municipal obligations include project finance obligations, consisting of obligations backed by the cash flow from leases or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities.

        Until 1999, insurance of municipal obligations (primarily in the U.S.) represented the largest portion of the financial guaranty insurance business. In 1999, rising interest rates were responsible for much of the decline in total issuance that year and caused a steep decline in refundings. The year 2000 saw a further decline in both total municipal issuance and percentage of municipal par insured benefiting from bond insurance, attributable in part to budget surpluses reducing borrowing needs, with strengthened municipal issuers having less need to employ bond insurance. In 2001, new issue volume grew substantially due, in part, to a declining interest rate environment, and insurance penetration returned to approximately the same level as in 1999. Volume increased in 2002 and 2003 as low interest rates, diminished tax revenues and continuing needs for infrastructure investment drove municipalities to borrow on an unprecedented scale.

        The following table sets forth certain information regarding long-term U.S. municipal new issues sold during the periods indicated:

Insured U.S. Municipal Obligations(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
1999	$227.6	$105.6	46.4%
2000	200.7	79.3	39.5
2001	288.2	134.3	46.6
2002	358.8	178.9	49.9
2003	384.8	191.3	49.7

(1)
Information is based on data provided in The Bond Buyer, March 8, 2004. Volume is expressed in terms of principal issued and insured on a sale-date basis. Data is subject to revision as additional information becomes available.

        Outside the United States, guarantors have become increasingly active in public infrastructure finance. These transactions frequently finance public-private partnerships, such as those authorized by the U.K. Private Finance Initiative.

        According to AFGI, the annual totals of non-U.S. municipal par insured of financial guaranty insurance originated by monoline guarantors since 1999 were as follows:

Non-U.S. Municipal Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
(in billions)
1999	$2.6
2000	4.1
2001	6.0
2002	8.1
2003	N/A(2)

(1)
Information is from a news release distributed by AFGI, April 23, 2003. Data is subject to revision as additional information becomes available.

(2)
Not available from the same source. According to the statistical operating supplements published by the three monoline guarantors most active outside the United States, those three companies insured, in the aggregate, a principal amount of $17.0 billion of non-U.S. municipal obligations in 2003.

GICs/Variable Interest Entity (VIE) Debt

        The Company's GIC business provides GICs to municipalities and other market participants. All such GICs are insured by FSA. Municipal GICs are primarily used by holders to invest bond proceeds required to be maintained in debt service reserve funds or construction funds for bond issues. Non-municipal GICs insured by FSA include GICs acquired by issuers of credit linked notes and GICs acquired by FSA Global. GICs provide for the return of principal and the payment of interest at specified rates. Amounts raised by the GIC Subsidiaries through the issuance of GICs are generally raised at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from the positive difference between the borrowing rate (the floating rate on the GIC-related obligations) and the floating rate interest on the investments. These investments are owned, and the related risk management function is performed, by FSAM.

        FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal from the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs, which fund the payment of project expenses in accordance with the underlying bond documents, may be drawn more quickly or more slowly than anticipated to pay such expenses. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements.

        FSA Global is a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets (generally referred to as medium term notes or "MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the FSA Global notes (taking into account, in some cases, dedicated third party liquidity). The matched funding structure minimizes the market risks borne by FSA Global and FSA. FSA Global raises funds that are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating borrowing rates, and invests its funds in U.S. dollar denominated LIBOR-based floating rate obligations insured by FSA, maturing prior to the maturity of the related FSA Global notes and paying a higher interest rate than the interest rate on the related FSA Global notes.

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

        In the secondary market, FSA's Triple-A Guaranteed Secondary Securities (TAGSS®) Program provides insurance for asset-backed obligations trading in the secondary market. Likewise, FSA's Custody Receipt Program provides insurance for municipal obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of positions they already hold or plan to acquire or to increase the market liquidity of such positions. FSA's underwriting guidelines require the same underwriting standards on secondary market issues as on new security issues, although control rights of FSA in the event of default are generally more limited and the evaluation procedures are typically abbreviated.

        FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps. FSA also issues surety bonds under its Sure-Bid® program, which provides an alternative to traditional types of good faith deposits on competitive municipal bond transactions.

        The following table indicates the Company's percentages of par amount (net of reinsurance) outstanding at December 31, 2003 and 2002 with respect to each type of asset-backed and municipal program:

Net Par Amount and Percentage Outstanding by Program Type

	December 31, 2003
	Asset-Backed Programs		Municipal Programs
	Net Par Amount Outstanding(1)(2)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding(3)	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$110,429	94.1%	$161,684	95.0%
Secondary Market	6,941	5.9	8,553	5.0

Total	$117,370	100.0%	$170,237	100.0%

	December 31, 2002
	Asset-Backed Programs		Municipal Programs
	Net Par Amount Outstanding(1)(2)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding(3)	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$118,332	94.7%	$128,227	94.0%
Secondary Market	6,590	5.3	8,184	6.0

Total	$124,922	100.0%	$136,411	100.0%

(1)
Excludes $4,474 million and $2,430 million in 2003 and 2002, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

(2)
Excludes $1,158 million and $1,171 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2003 and 2002, respectively.

(3)
Excludes $701 million and $766 million net par amount outstanding assumed by FSA under reinsurance agreements at December 31, 2003 and 2002, respectively.

Insurance in Force

        FSA insures a variety of asset-backed obligations, including obligations backed by residential mortgage loans, consumer or trade receivables, corporate loans and bonds, government debt and multifamily mortgage loans. Asset-backed obligations insured by FSA include payment obligations of counterparties and issuers under synthetic obligations such as CDS and credit-linked notes structured to have risks similar to those of more traditional asset-backed structures. FSA has insured a broad array of municipal obligations. FSA has also insured investor-owned utility first mortgage bonds and sale/leaseback obligation bonds. FSA has insured obligations of financial institutions and, on a short-term basis, obligations of highly rated corporate obligors. In recent years, FSA has insured obligations in connection with various cross-border and municipal leases. In some cases, FSA has insured obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a "second-to-pay" basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has reinsured a modest amount of business from other financial guaranty insurers.

        A summary of the Company's par outstanding at December 31, 2003 is as follows:

	Direct	Assumed	Total Gross	Ceded	Net
			(in millions)
Asset-backed(1)	$142,545	$1,183	$143,728	$25,200	$118,528
Municipal	241,810	752	242,562	71,624	170,938

Total	$384,355	$1,935	$386,290	$96,824	$289,466

(1)
Excludes $4,474 million in direct par outstanding relating to FSA-insured GICs issued by the GIC Subsidiaries that are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

        At December 31, 2003, the weighted average life of the direct par insured on these policies was approximately 3 and 13 years for asset-backed and municipal obligations, respectively.

Asset-Backed and Other Non-Municipal Obligations

        FSA's insured portfolio of asset-backed obligations is divided into five major categories:

          Domestic Residential Mortgage Loans.    Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the "sub-prime" sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. In recent years, FSA has also insured "net interest margin" ("NIM") securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA's policy is to decline participation in securitizations of so-called "high cost mortgage loans," characterized by very high interest rates or "points and fees" and subject to restrictive federal and state regulations.

          Domestic Consumer Receivables.    Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans, manufactured housing loans and credit card receivables. Consumer receivable transactions insured by FSA have tended to be concentrated in the sub-prime auto loan and credit card receivable sectors.

          Domestic Pooled Corporate Obligations.    Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include "collateralized bond obligations", "collateralized loan obligations" and comparable risks under CDS obligations (collectively, "collateralized debt obligations" or "CDOs"). Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities. CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit events" specified in the CDS. FSA generally addresses these risks by requiring large deductibles as a condition to payment under pooled corporate CDS insured by FSA.

          Other Domestic Non-Municipal Obligations.    Other domestic non-municipal obligations include bonds or other securities backed by government securities, letters of credit, guarantees by other monoline insurers or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria. Other domestic non-municipal obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. In each case, these bonds are secured by a mortgage on property owned by or leased to an investor-owned utility.

          International Asset-Backed Obligations.    International asset-backed obligations include obligations of non-domestic portions of funded and synthetic CDOs, securitizations of perpetual floating rate notes of non-domestic banks, obligations of non-domestic investor-owned utilities and other obligations having international aspects but otherwise within the asset-backed categories described above.

Municipal Obligations

        FSA's insured portfolio of municipal obligations is divided into eight major categories:

        Domestic General Obligation Bonds.    General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

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

        Domestic Health Care Revenue Bonds.    Health care revenue bonds include bonds of state and local municipal authorities issued on a conduit basis on behalf of not-for-profit hospitals and hospital systems for refinancings and capital acquisitions and construction, payable from amounts derived under loan agreements and notes of such health care providers with such authorities.

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

        Other Domestic Municipal Bonds.    Other domestic municipal bonds insured by FSA include college and university (primarily public or state-supported) revenue bonds, moral obligation bonds, financings for stadiums, resource recovery bonds and debt issued, guarantied or otherwise supported by domestic state or local governmental entities.

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

        A summary of FSA's insured portfolio at December 31, 2003 is shown below. Please note that exposure amounts are expressed net of reinsurance but do not distinguish between quota share reinsurance and first loss reinsurance.

Insured Portfolio

Summary of Insured Portfolio at December 31, 2003(1)

	Number of Issues In Force	Net Par Amount Outstanding	Net Par and Interest	Percent of Net Par and Interest
	(dollars in millions)
Asset-backed obligations
Residential mortgages	297	$14,816	$16,669	4.1%
Consumer receivables	64	13,484	14,327	3.5
Pooled corporate obligations	211	48,919	52,309	13.0
Other domestic asset-backed obligations	84	3,761	5,098	1.3
International obligations	128	37,548	39,214	9.7

Total asset-backed obligations	784	118,528	127,617	31.6

Municipal obligations
General obligation bonds	5,188	65,222	98,248	24.4
Housing revenue bonds	196	7,597	14,000	3.5
Municipal utility revenue bonds	969	30,025	48,827	12.1
Health care revenue bonds	176	7,051	12,668	3.1
Tax-supported (non-general obligation) bonds	980	33,835	52,685	13.1
Transportation revenue bonds	119	10,744	19,486	4.8
Other domestic municipal bonds	654	10,319	15,758	3.9
International obligations	70	6,145	14,064	3.5

Total municipal obligations	8,352	170,938	275,736	68.4

Total	9,136	$289,466	$403,353	100.0%

(1)
Excludes $4,474 million and $5,708 million in net par amount outstanding and net par and interest, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

Obligation Type

        The table below sets forth the relative percentages of net par amount written of obligations insured by FSA by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2003	2002	2001	2000	1999
Asset-backed and other non-municipal obligations
Residential mortgages	7%	9%	16%	10%	14%
Consumer receivables	6	10	12	20	20
Pooled corporate obligations	5	15	25	20	14
Other domestic non-municipal obligations(1)(2)	2	1	1	1	0
International obligations	11	17	19	21	11

Total asset-backed obligations	31	52	73	72	59

Municipal obligations
General obligations bonds	27	19	12	11	19
Housing revenue bonds	3	2	1	3	2
Municipal utility revenue bonds	12	9	5	3	5
Health care revenue bonds	2	1	1	1	2
Tax-supported (non-general obligation) bonds	14	8	5	5	8
Transportation revenue bonds	5	4	1	2	2
Other domestic municipal bonds	4	3	1	2	3
International obligations(1)	2	2	1	1	0

Total municipal obligations	69	48	27	28	41

Total	100%	100%	100%	100%	100%

(1)
Percentages of 0 represent amounts that are less than .5% of the total.

(2)
Excludes $3.6 billion, $2.0 billion and $0.5 billion, in 2003, 2002 and 2001, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

Terms to Maturity

        The table below sets forth the contractual terms to maturity of FSA's policies at December 31, 2003 and 2002:

Contractual Terms to Maturity of Net Par of Insured Obligations(1)

	December 31, 2003		December 31, 2002
Estimated Term to Maturity	Asset- Backed(2)	Municipal	Asset- Backed(2)	Municipal
	(in millions)
0 to 5 years	$58,500	$8,174	$64,158	$8,781
5 to 10 years	33,063	20,248	33,908	18,221
10 to 15 years	6,806	36,841	4,781	31,936
15 to 20 years	1,450	45,145	1,667	33,809
20 years and above	18,709	60,530	21,579	44,430

Total	$118,528	$170,938	$126,093	$137,177

(1)
Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The average expected maturities for asset-backed obligations are expected to be considerably shorter than the contractual maturities for such obligations.

(2)
Excludes $4,474 million and $2,430 million, in 2003 and 2002, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

Issue Size

        The tables below set forth information with respect to the original net par amount of insurance written per issue insured by FSA at December 31, 2003:

Asset-Backed—Original Net Par Amount Per Issue(1)(2)

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	699	$526
$10 to $50 million	543	3,687
$50 million to $100 million	382	6,200
$100 million or greater	833	106,957

Total	2,457	$117,370

(1)
Excludes $1,158 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

(2)
Excludes $4,474 million relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

Municipal—Original Net Par Amount Per Issue(1)

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	12,820	$31,021
$10 to $50 million	4,121	50,698
$50 million to $100 million	658	23,601
$100 million or greater	590	64,917

Total	18,189	$170,237

(1)
Excludes $701 million net par amount outstanding assumed by FSA and its subsidiaries under reinsurance agreements.

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

Municipal Insured Portfolio by Jurisdiction
at December 31, 2003

Jurisdiction	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding
	(dollars in millions)
California	895	$24,789	14.5%
New York	575	15,727	9.2
Texas	669	12,128	7.1
Pennsylvania	643	10,550	6.2
Florida	259	10,007	5.9
New Jersey	524	8,673	5.1
Illinois	622	7,774	4.5
Washington	267	6,140	3.6
Michigan	359	5,134	3.0
Massachusetts	185	5,016	2.9
Wisconsin	412	4,038	2.4
Ohio	212	3,732	2.2
Indiana	210	3,581	2.1
All other U.S. jurisdictions	2,450	47,504	27.8
International	70	6,145	3.5

Total	8,352	$170,938	100.0%

        The Company's revenues from external customers attributed to the United States and all foreign countries during each of the Company's last three fiscal years is shown below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
U.S.	$599,410	$386,808	$364,817
International	32,926	33,290	13,837

Total revenues	$632,336	$420,098	$378,654

        See Note 23 to the Consolidated Financial Statements for revenues from external customers, income before income taxes and total assets by segment.

Issuer Concentration

        FSA has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by Standard & Poor's Ratings Services ("S&P") to measure the at-risk amount (worst-case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds insured by it. In many cases, FSA uses reinsurance to limit net exposure to any one credit. At December 31, 2003, FSA's ten largest net insured asset-backed transactions represented $17.4 billion, or 6.0%, of the Company's total net par amount outstanding, and FSA's ten largest net insured municipal credits represented $9.0 billion, or 3.1%, of the Company's total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. FSA has, however, adopted underwriting policies establishing single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying FSA's largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. FSA is also subject to regulatory limits and rating agency guidelines on exposures to single credits.

Credit Underwriting Guidelines, Standards and Procedures

        Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy written or reinsured by FSA is designed to meet the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee that reviews, generally on a quarterly basis, completed transactions to ensure conformity with underwriting guidelines and standards.

        FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and credit support. In this regard, asset-backed obligations insured by FSA are generally issued in structured transactions and backed by pools of assets such as consumer or trade receivables, residential mortgage loans, securities or other assets having an ascertainable cash flow or market value. In addition, FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not protect FSA against all loss, but is generally intended to assume the primary risk of financial loss. Asset-backed obligations insured by FSA also often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure of the transaction to satisfy performance based triggers. Asset-backed obligations insured by FSA may also benefit from third party protection such as letters of credit, mortgage guaranty insurance or financial guaranty insurance provided by other financial institutions. Overcollateralization or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring bonds issued to refinance other bonds insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the insured obligations.

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

        The rating agencies participate to varying degrees in the underwriting process. Asset-backed obligations insured by FSA are reviewed prior to issuance by both S&P and Moody's to evaluate the risk proposed to be insured. In the case of municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. The independent review of FSA's underwriting practices performed by the rating agencies further strengthens the underwriting process.

        The Company's Risk Management Committee reviews the Company's insured portfolio on a periodic basis. The Risk Management Committee is comprised of FSA's Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief Municipal Underwriting Officer and Chief International Underwriting Officer, with FSA's Chief Executive Officer, President, General Counsel and Chief Financial Officer as ex officio members.

        The underwriting process that implements the Company's underwriting guidelines and standards is supported by FSA's professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management is required for all transactions.

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

        Final transaction approval is obtained from FSA's Management Review Committee (the "MRC") for asset-backed transactions and municipal international project finance transactions and from FSA's Municipal Underwriting Committee (the "MUNC") for municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. The MRC is comprised of FSA's Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer,

General Counsel and Associate General Counsel for Asset-Backed Transactions. The Chief Executive Officer, President and General Counsel do not participate in MRC meetings for transactions not classified as presenting new issues. The MUNC is comprised of FSA's Chief Executive Officer, President, Chief Municipal Underwriting Officer, Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsels for Municipal Transactions. The MUNC approval process generally requires approval by at least the Chief Executive Officer or President; the Chief Municipal Underwriting Officer or Municipal Underwriting Officer; and an Associate General Counsel for Municipal Transactions. Following approval, minor transaction modifications may be approved by the Chair of the applicable underwriting committee. Major changes require the concurrence of the applicable underwriting committee. Subject to applicable limits, guaranties of secondary market issues and portions of senior classes of asset-backed transactions that meet certain credit and return criteria may be approved by one member of FSA's Risk Management Committee and the head of the department involved, with a third signature required from a member of the Risk Management Committee for larger transactions. Subject to applicable limits, municipal transactions that meet certain credit and return criteria may be approved by a committee (the "Demi-MUNC") comprised of the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations; an Associate General Counsel for Municipal Transactions; and any one of certain managing directors and directors designated by the MUNC. The Demi-MUNC approval process generally requires approval by at least two voting members, with approval by the Chief Municipal Underwriting Officer or Municipal Underwriting Officer required for transactions exceeding a certain size.

Corporate Research

        FSA's Corporate Research Department is comprised of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating or providing recourse on obligations insured by FSA. The Corporate Research Department also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

        FSA's Transaction Oversight Departments and TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Risk Management Officer and Chief Municipal Underwriting Officer, as well as to the Risk Management Committee. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews for asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review each transaction to determine the level of ongoing attention it will require. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the

Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

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

Loss Reserves

        FSA establishes a case reserve for the unpaid losses and loss adjustment expenses for the present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. For CDOs, a case reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case reserves or to new case reserves to be established in the future. The general reserve is derived from two separate steps. The first step is to multiply loss factors by the Company's total net par underwritten and to discount the result at the then current risk-free rates. The loss factors used for this purpose are obtained from an independent rating agency study of bond defaults and have been adjusted by the Company's portfolio characteristics and history. The second step pertains to the Company's insured CDOs, where a present value "deterministic" approach, discussed below, is utilized to calculate the general reserve for the Company's insured CDOs.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims.

        Activity in the liability for losses and loss adjustment expenses, consisting of case basis and general reserves, is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at January 1	$223,618	$114,428	$116,336
Less reinsurance recoverable	75,950	28,880	24,617

Net balance at January 1	147,668	85,548	91,719
Incurred losses and loss adjustment expenses:
Current year	22,375	21,133	8,203
Prior years	12,111	44,480	4,294
Restructured transaction	(2,231)
Paid losses and loss adjustment expenses:
Prior years	(5,750)	(3,493)	(18,668)

Net balance December 31	174,173	147,668	85,548
Plus reinsurance recoverable	59,235	75,950	28,880

Balance at December 31	$233,408	$223,618	$114,428

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

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value deterministic approach was utilized as a basis to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those default rates to a cash flow model using (i) a timing sequence dependent on the portfolio's rating and maturity composition, (ii) an estimate of collateral recovery values for severity and (iii) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management utilized the Moody's idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody's 30-year average default rate. The per-period default rate was calculated based on Moody's weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent and more adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. As described in more detail below, management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (ii) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expense in the income statement of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims in respect of these transactions for several years, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case basis reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above. Application of this methodology in 2002 resulted in recording $68.8 million in gross case basis reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case basis reserves.

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

        During 2003, the Company charged $34.5 million to loss expense, comprised of $9.2 million related to the CDO portfolio discussed above, $22.4 million for originations of new business and $2.9 million for the accretion of the discount on prior years' reserves. The general reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the general reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the general reserve to case basis reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet. Giving effect to these transfers, the general reserve totaled $111.5 million at December 31, 2003.

        Reserves for losses and loss adjustment expenses are discounted at the then current risk-free rates, which ranged between 4.94% and 6.1% for case basis reserves and 1.2% to 7.953% for the general reserve. The cumulative amount of discount taken was approximately $65.9 million, $44.7 million and $29.6 million at December 31, 2003, 2002 and 2001, respectively.

Competition and Industry Concentration

        FSA faces competition from both other providers of and alternatives to third-party credit enhancement. The majority of asset-backed and municipal obligations are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. FSA also faces competition from other Triple-A rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA"), XL Capital Assurance Inc. ("XLCA") and CDC-IXIS Financial Guaranty ("CIFG"). Two market participants previously engaged directly or through affiliates primarily in reinsurance (ACE Guaranty Inc. and Radian Asset Guaranty Inc.) have announced a greater commitment to the primary financial guaranty insurance market. Although FGIC has limited its business in recent years primarily to underwriting certain categories of municipal risks, FGIC was sold in December 2003 and its new management has indicated that FGIC will compete more broadly in asset-backed and municipal sectors not previously serviced by FGIC. Likewise, XLCA and CIFG, as relative new entrants to the market, may provide increasing competition to more established market participants such as FSA as they attempt to grow their market share. In addition, DEPFA Bank, plc, has announced its intentions to establish a monoline financial guaranty insurer to compete in the U.S. public finance market. DEPFA Bank, plc, an Irish bank, is a provider of financial services to public sector clients. The Company understands that other parties are also considering establishing new financial guaranty insurers that may compete with the Company.

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

        FSA's net insurance in force is the outstanding principal, interest and other amounts to be paid over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by U.S. government securities held in escrow or other qualified collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting practices. Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and capital ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry capital ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first-loss reinsurance. In light of FSA's substantial use of first-loss reinsurance in the asset-backed sector, the data below tends to overstate FSA's risk leverage in comparison with its industry counterparts.

	December 31,
	2003	2002	2001
	(dollars in millions)
Financial guaranty primary insurers, excluding FSA(1)
Capital ratio	145:1	148:1	148:1
FSA(2)
Gross insurance in force	$565,371	$512,233	$422,296
Net insurance in force	$409,476	$365,256	$300,637
Qualified statutory capital	$2,104	$1,876	$1,594
Capital ratio	195:1	195:1	189:1

(1)
Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 2003, 2002 and 2001.

(2)
Includes gross and net insurance in force of $5,708 million, $3,199 million and $594 million for 2003, 2002 and 2001, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Includes gross and net insurance in force of $763 million and $415 million, respectively, relating to FSA Global investments and Canadian Global debt insured by FSA.

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

        FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and state insurance regulatory limits; to diversify risks; to reduce the need for additional capital; and to strengthen financial ratios. At December 31, 2003, FSA had reinsured approximately 25.0% of its principal amount outstanding. Most of FSA's reinsurance is on a quota share or first-loss basis, with a small portion being provided on an excess of loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess of loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

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

        Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2003 were ACE Capital Re International Ltd., ACE Guaranty Corp., Radian Reinsurance Inc. (formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance America Corporation, Tokio Marine and XLFA.

        Securities rating agencies allow FSA "credit" for reinsurance based on the reinsurer's ratings. Generally, 100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In recent years, a number of FSA's reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agencies. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

        FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserves ("Statutory Capital") at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which (i) FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK) and (ii) subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's annual net incurred losses and expenses exceeds FSA-UK's annual net earned premiums plus draws on FSA-UK's equalization reserves to pay incurred losses. Under this agreement, FSA-UK ceded to FSA approximately 99% of its retention after other reinsurance of its policies issued in 2003.

Rating Agencies

        The value of the insurance product sold by FSA is generally a function of the "rating" applied to obligations insured by FSA. The financial strength of FSA and its operating insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch Ratings and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies. These rating agencies periodically review the business and financial condition of FSA, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's Triple-A rating. See "Credit Underwriting Guidelines, Standards and Procedures" above. FSA's ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

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

Insurance Regulatory Matters

General

        FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York (the "New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the "New York Superintendent") and other state insurance regulatory authorities. The last completed examination was conducted in 2000 for the three-year period ended December 31, 1999. FSA's accounts are currently under examination for the three-year period ended December 31, 2002.

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

        Article 69 requires that financial guaranty insurers maintain a special statutory accounting reserve called the "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Article 69 requires a financial guaranty insurer to provide a contingency reserve (i) with respect to policies written prior to July 1, 1989 in an amount equal to 50% of earned premiums and (ii) with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guarantied, varying from 0.55% to 2.50%, depending on the type of obligation guarantied, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves against unearned premiums.

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

Dividend Restrictions

        FSA's ability to pay dividends is dependent on FSA's financial condition, results of operations, cash requirements, rating agency confirmation of non-impairment of FSA's ratings and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York ("New York Insurance Law") and other states. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (ii) adjusted net investment income during this period. Based on FSA's statutory statements for the year ended December 31, 2003, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $112.6 million. In 2003 and 2002, FSA International paid a preferred dividend of $3.3 million and $8.7 million, respectively, to XL, its minority interest owner.

Financial Guaranty Insurance Regulation in Other Jurisdictions

        FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

        The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in Belgium, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal and Spain from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by it with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA's Singapore branch. FSA is in the process of seeking branch licenses in Canada (and its respective provinces) and Japan.

U.S. Bank Holding Company Act

        Dexia indirectly owns approximately 99% of the Company's common stock. Because Dexia has non-U.S. bank subsidiaries with banking offices in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the "BHC Act"). In general, the BHC Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are "closely related to banking" as determined by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Insurance activities such as those conducted by certain of the Company's subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a "financial holding company" is permitted to engage in a broader range of permissible "financial activities". "Financial activities" include insurance underwriting and agency activities as well as merchant banking. For a non-U.S. organization to qualify as a "financial holding company," it, if it has a U.S. banking office, and each of its non-U.S. bank subsidiaries with a U.S. banking office, must be both (i) "well-capitalized," which requires Tier 1 and total capital to risk-based asset ratios of at least 6% and 10%, respectively, as calculated under home country standards, and (ii) "well-managed," which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least "satisfactory." Dexia holds its investment in, and operates, the Company and its subsidiaries under, the "financial activities" authorization permitted to "financial holding companies."

Investments

        In addition to its insurance company assets and other investments (the "investment portfolio"), the Company also maintains investments from proceeds of FSA-insured GICs (the "GIC Portfolio") and the portfolio of securities owned by FSA Global and Canadian Global (the "VIE Portfolio").

Investment Portfolio

        Management's primary objective in managing FSA's investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. FSA's investment portfolio is managed primarily by unaffiliated professional investment managers, with a portion of its municipal portfolio managed by its affiliate, FSA Portfolio Management. FSA's investment management is overseen by an Investment Committee comprised of FSA's Chief Executive Officer, Chief Financial Officer, Chief Risk Management Officer and Treasurer. To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest FSA assets in investments which are readily marketable with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds and mortgage-backed securities. The Company has investments in various strategic partners, including (i) XLFA; (ii) Fairbanks Capital Holding Corp. (Fairbanks), which owns a residential mortgage loan servicer; (iii) creditex, Inc., which operates an exchange for credit-derivative products; and (iv) TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an on-line exchange for municipal bonds. In addition, the Company has from time to time invested in sponsors of, or interests in, transactions insured or proposed to be insured by FSA, none of which investments is material to the Company.

        The weighted average maturity of the Company's investment portfolio at December 31, 2003 was approximately 7.5 years. The Company's current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The following tables set forth certain information concerning the investment portfolio of the Company:

Investment Portfolio by Rating
at December 31, 2003 (1)

Rating	Percent of Investment Portfolio
AAA(2)	76.9%
AA	20.2
A	2.9

100.0%

(1)
Ratings are based on the higher of Moody's or S&P ratings available at December 31, 2003.

(2)
Includes U.S. Treasury and agency obligations, which comprised 3.5% of the portfolio at December 31, 2003. 11.4% of the portfolio was rated AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

	Summary of Investments December 31,
	2003		2002		2001
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long term investments:
Taxable bonds	$768,930	4.71%	$580,482	5.49%	$544,691	6.79%
Tax-exempt bonds	2,506,380	5.08	2,034,691	5.48	1,692,288	5.64

Total long-term investments	3,275,310	4.99	2,615,173	5.48	2,236,979	5.92
Short-term investments(2)	172,806	0.99	250,697	1.46	166,248	1.82

Total investments(3)	$3,448,116	4.79%	$2,865,870	5.13%	$2,403,227	5.63%

(1)
Yields are stated on a pre-tax basis.

(2)
Includes taxable and tax-exempt investments and excludes cash equivalents of $51.6 million, $125.0 million and $52.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)
Excludes stocks at cost of $10.0 million for 2001 only.

	Investment Portfolio by Security Type December 31,
	2003		2002		2001
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
U.S. government and agency securities	$97,964	3.82%	$68,429	5.16%	$81,149	5.79%
Mortgage-backed securities	220,031	5.48	252,970	6.02	229,063	7.12
Municipal bonds	2,506,380	5.08	2,034,691	5.48	1,692,288	5.64
Asset-backed securities	83,584	3.72	74,781	3.99	44,862	7.31
Corporate securities	259,102	5.05	184,302	5.48	183,837	6.66
Foreign securities	108,249	3.91			5,780	7.66

Total fixed maturities	3,275,310	4.99	2,615,173	5.48	2,236,979	5.92
Short-term investments(2)	172,806	0.99	250,697	1.46	166,248	1.82

Total investments(3)	$3,448,116	4.79%	$2,865,870	5.13%	$2,403,227	5.63%

(1)
Yields are stated on a pre-tax basis.

(2)
Includes taxable and tax-exempt investments and excludes cash equivalents of $51.6 million, $125.0 million and $52.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)
Excludes stocks at cost of $10.0 million for 2001.

	Distribution of Investments by Maturity December 31,
	2003		2002		2001
Investment Category	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(in thousands)
Due in one year or less(1)	$191,626	191,934	$251,696	$251,724	$173,299	$173,508
Due after one year through five years	427,201	433,678	149,770	156,384	97,641	101,078
Due after five years through ten years	492,998	528,991	269,917	297,690	202,137	210,863
Due after ten years	2,032,676	2,218,373	1,866,736	2,036,604	1,656,225	1,726,301
Mortgage-backed securities	220,031	223,061	252,970	261,033	229,063	237,137
Asset-backed securities	83,584	85,418	74,781	77,025	44,862	46,630

Total investments(2)	$3,448,116	$3,681,455	$2,865,870	$3,080,460	$2,403,227	$2,495,517

(1)
Includes short-term investments in the amount of $172.8 million, $250.7 million and $166.2 million at December 31, 2003, 2002 and 2001, respectively, but excludes cash equivalents of $51.6 million, $125.0 million and $52.5 million, respectively.

(2)
Excludes stocks at cost of $10.0 million 2001.

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	December 31, 2003
	Par Value	Amortized Cost	Estimated Market Value
	(in thousands)
Pass-through securities—U.S. Government agency	$201,770	$205,345	$207,612
CMOs—U.S. Government agency	8,440	8,567	8,738
CMOs—non-agency	6,429	6,119	6,711

Total mortgage-backed securities	$216,639	$220,031	$223,061

        The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, at December 31, 2003, Triple-A rated CMOs which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

        The CMOs held at December 31, 2003 have stated maturities ranging from 3 to 41 years and expected average lives ranging from 3 to 11 years based on anticipated prepayments of principal. None of the Company's holdings of CMOs is subject to extraordinary interest rate sensitivity. At December 31, 2003, the Company did not own any interest-only stripped mortgage securities or inverse floating rate CMO tranches.

        Mortgage-backed securities differ from traditional fixed income bonds because they are subject to prepayments at par value without penalty at the borrower's option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing interest rates are lower than the rates on the underlying mortgages. When prepayments occur, the proceeds must be reinvested at then current market rates, which may be below the yield on the prepaid securities.

VIE Portfolio

        The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA's insurance, at December 31, 2003 was as follows:

VIE Portfolio by Rating
at December 31, 2003(1)

Rating	Percent of Bonds
AAA	3.7%
AA	4.3
A	72.0
BBB	20.0

100.0%

(1)
Ratings are based on the higher of Moody's or S&P ratings available at December 31, 2003.

        The amortized cost and estimated fair value of bonds in the VIE Portfolio were as follows at December 31, 2003:

	Amortized Cost	Gross Unrealized Losses		Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$16,200	$		$16,200
Corporate securities	181,163		(846)	180,317
Foreign	211,952		(335)	211,617
Asset-backed securities	1,102,427			1,102,427

Total	$1,511,742		$(1,181)	$1,510,561

GIC Portfolio

        The following tables set forth certain information concerning the GIC Portfolio:

GIC Portfolio by Rating
at December 31, 2003(1)

Rating	Percent of Investment Portfolio
AAA	98.1%
AA	0.7
A	0.3
Other	0.9

100.0%

(1)
Ratings are based on the higher of Moody's or S&P ratings available at December 31, 2003. 11.3% of the GIC Portfolio is rated AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

Summary of GIC Portfolio

	December 31,
	2003		2002
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long-term investments:
Taxable bonds	$4,104,337	2.29%	$1,840,949	3.26%
Short-term investments(2)

Total investments	$4,104,337	2.29%	$1,840,949	3.26%

(1)
Yields are stated on a pre-tax basis. Substantially all investments bear or were converted into LIBOR based floating rates.

(2)
Excludes cash equivalents of $228.8 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively.

Investment Portfolio by Security Type

	December 31,
	2003		2002
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Mortgage-backed securities	$209,284	5.63%	$582,743	5.18%
Municipal bonds	181,640	6.43	6,110	6.60
U.S. government and agency securities	162,912	5.86	110,205	5.35
Asset-backed securities	3,531,672	1.71	1,095,244	2.17
Corporate securities	18,829	2.51	46,647	2.92

Total fixed maturities	4,104,337	2.29	1,840,949	3.26
Short-term investments(2)

Total investments	$4,104,337	2.29%	$1,840,949	3.26%

(1)
Yields are stated on a pre-tax basis.

(2)
Excludes cash equivalents of $228.8 million and $4.6 million at December 31, 2003 and 2002, respectively.

Distribution of Investments by Maturity

	December 31, 2003
Investment Category	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less(1)	$9,964	$10,017
Due after one year through five years	8,864	8,919
Due after ten years	344,553	340,685
Mortgage-backed securities	209,284	206,108
Asset-backed securities	3,531,672	3,531,957

Total investments	$4,104,337	$4,097,686

(1)
Excludes cash equivalents of $228.8 million and $4.6 million at December 31, 2003 and 2002, respectively.

        At December 31, 2003, the mortgage-backed securities included in the GIC Portfolio consisted of pass-through certificates of $209.3 million and $206.1 million at amortized cost and market value, respectively. These securities are rated Triple-A and are highly liquid with readily determinable market prices.

Employees

        At December 31, 2003, the Company and its subsidiaries had 326 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Available Information

        The Company makes available, free of charge on or through its website, http://www.fsa.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission.

Forward-Looking Statements

        The Company relies on the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. This safe harbor requires that the Company specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Accordingly, forward-looking statements by the Company and its affiliates are qualified by reference to the following cautionary statements.

        In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts; (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity; and (iii) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes," "anticipates," "expects," "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include: (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients; (iv) changes in accounting principles or practices that may result in a decline in securitization transactions; (v) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (vi) inadequacy of losses and loss adjustment reserves established by the Company; (vii) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; (viii) downgrade or default of one or more of FSA's reinsurers; (ix) the amount and nature of business opportunities that may be presented to the Company; (x) market conditions, including the credit quality and market pricing of securities issued; (xi) capacity limitations that may impair investor appetite for FSA-insured obligations; (xii) market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements; (xiii) prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA; (xiv) changes in the value or performance of strategic investments made by the Company; and (xv) other factors, most of which are beyond the Company's control. The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

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

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company and certain subsidiaries have become party to certain litigation. The Company is not subject to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

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

        As of March 2004, the only holders of the Company's common stock were Dexia Holdings, Inc.; an affiliate of White Mountains Insurance Group Ltd. (a major shareholder of the Company prior to the Merger); and six current and former directors of the Company who own shares of the Company's common stock or economic interests therein as described under the caption "Director Share Purchase Program" in Item 11.

        The Company paid a dividend on its common stock of $0.17625 per share for each of the first two quarters of 2002, totaling $11.7 million in aggregate for 2002. During the third quarter of 2002, the Company determined that it would suspend payment of dividends for the immediate future. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters—Dividend Restrictions."

        Information about securities available for issuance under the Company's equity compensation plans is set forth under the caption "Securities Available Under Equity Compensation Plans" in Item 12.

Item 6.    Selected Financial Data

        The following Selected Consolidated Financial Data at, or for the years ended, December 31, should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	2003		2002	2001	2000		1999
	(dollars in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written		$895.8	$803.7	$485.6	$372.3		$362.7
Net premiums written		614.3	532.7	319.6	218.1		230.4
Net premiums earned		356.4	314.9	231.0	192.1		175.0
Net investment income		154.0	139.1	128.9	121.1		94.7
Net income		290.6	181.1	209.5	63.3	(e)	125.4
BALANCE SHEET DATA(a)
Total investments(b)		$9,581.2	$5,037.4	$3,214.1	$2,234.9		$2,140.0
Total assets(b)		12,304.5	7,027.5	4,306.9	3,148.7		2,905.6
Deferred premium revenue, net		1,166.6	892.6	669.5	582.7		559.0
Losses and loss adjustment expense reserve, net		174.2	147.7	85.5	91.7		77.8
Notes payable		430.0	430.0	330.0	230.0		230.0
Guaranteed investment contracts		4,198.9	2,449.0	600.0
Variable interest entities' debt		2,537.5
Preferred stock							0.7
Common shareholders' equity		2,168.4	1,868.4	1,636.0	1,465.7		1,252.0
ADDITIONAL DATA
Qualified statutory capital(c)		$2,104.3	$1,876.1	$1,593.6	$1,436.7		$1,320.1
Total claims-paying resources(c)(d)		$4,657.7	$3,819.1	$3,217.3	$2,805.1		$2,592.3
Net par outstanding(c)		$294,389.6	$265,700.4	$217,110.8	$154,019.8		$129,938.0
Net insurance in force (principal + interest)(c)		$409,476.3	$365,256.1	$300,637.1	$225,426.4		$195,571.0
Total dividends	$		$11.7	$31.1	$7.9		$14.1

(a)
Prepared in accordance with accounting principles generally accepted in the United States of America. Deferred premium revenue is shown net of prepaid reinsurance premiums. Losses and loss adjustment expenses are shown net of reinsurance recoverables on unpaid losses.

(b)
FSA Global and Canadian Global balances are included in the 2003 balances only.

(c)
Amounts are statutory data for FSA as a separate company and therefore include amounts relating to FSA-insured GICs issued by the GIC Subsidiaries, FSA Global investments insured by FSA and Canadian Global debt insured by FSA.

(d)
The sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and the money market committed preferred trust securities.

(e)
$138.8 million of net income excluding merger-related costs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Management's principal objective is to increase the intrinsic value of the Company over the long term. To this end, it seeks to accumulate a book of conservatively underwritten financial guaranty insurance business to generate premiums that create a reliable, predictable earnings stream.

Strategically, the Company seeks to maintain balanced capabilities across domestic and international asset-backed and municipal markets in order to have the flexibility to pursue the most attractive opportunities available at any point in the business cycle.

        To accurately reflect how management evaluates the Company's operations and progress toward long-term goals, this discussion employs both measures promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP measures) and measures not so promulgated (non-GAAP measures). Although the measures identified as non-GAAP in this discussion should not be considered substitutes for GAAP measures, management and investors consider them important because of characteristics specific to the financial guaranty business.

Results of Operations

        The GAAP measure gross premiums written captures premiums collected in a given period, whether collected up front for business originated in the period, or in installments for business originated in prior periods. Because a significant portion of the Company's premiums are collected in installments, management uses a non-GAAP measure, gross present value originations (PV originations), to reflect the business originated in a given period. PV originations has two components. The first, gross present value of premiums written (PV premiums), reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. Business ceded through reinsurance placed by a third party is excluded from PV premiums. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. The second component of PV originations is the present value of future net interest margin (PVNIM). PVNIM represents the present value of the difference between the estimated interest to be received on the investments of the Company's financial products segment and the estimated interest to be paid on guaranteed investment contracts (GICs) issued by subsidiaries of the Company (the GIC Subsidiaries) over the estimated life of each transaction. PVNIM is calculated after giving effect to swaps and other derivatives that convert fixed-rate assets and liabilities to floating rates. The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of different discount factors. The rates for 2003, 2002 and 2001 were 5.91%, 5.91% and 5.79%, respectively. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest-rate changes.

Premiums

        The following tables reconcile gross premiums written to PV originations and summarize net earned and written premiums.

Reconciliation of Gross Premiums Written to Non-GAAP PV Originations

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Gross premiums written	$895.8	$803.7	$485.6
Gross installment premiums received	(355.4)	(321.6)	(233.8)
PV estimated future premiums originated	310.1	334.0	440.9
PVNIM originated	44.1	65.7	3.8

Gross PV originations	$894.6	$881.8	$696.5

Net Earned and Written Premiums

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Premiums written, net of reinsurance	$614.3	$532.7	$319.6
Premiums earned, net of reinsurance	356.4	314.9	231.0
Net premiums earned excluding refundings and prepayments	324.9	286.9	221.9

        In 2003 and 2002, net premiums earned increased 13.2% and 36.3%, respectively, from each prior year's result. Excluding the effects of refundings and prepayments, net premiums earned increased 13.2% in 2003 and 29.3% in 2002. Refundings and prepayments result from interest-rate movements and other factors outside the Company's control, and no assurance can be given that refundings and prepayments will continue at the recent level. The recent slower growth rate in earned premiums is a function of the relatively higher contribution from U.S. municipal originations, which generally have longer maturities and therefore a slower earnings process.

Originations

        Financial Security Assurance Inc. (FSA) and the financial products operations generated PV originations of $894.6 million, $881.8 million and $696.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The tables below show the components of PV originations and the related insured par amounts.

U.S. Municipal New Originations

	Year Ended December 31,
	2003	2002	2001
Gross par insured (in billions)	$54.9	$51.6	$36.4
Gross PV premiums (in millions)	483.1	420.7	222.3

        New-issue volume in the U.S. municipal bond market reached record levels of $384.8 billion and $358.8 billion in 2003 and 2002, respectively, as low interest rates, diminished tax revenues and continuing needs for infrastructure investment drove municipalities to borrow on an unprecedented scale. Estimated insurance penetration approached 50% in each of those years, up from 47% in 2001, when $288.2 billion of bonds were issued. In each of the three years, FSA guaranteed approximately 27% of the insured par amount of bonds sold. The recent trend toward higher market volumes may not continue. Rising interest rates would be expected to result in a general decline in market volume.

        Including both primary and secondary U.S. municipal obligations with closing dates in 2003, the annual par amount insured by FSA increased 6.3%, and PV premiums increased 14.8%, compared with 2002 results. Premium rates were strong throughout 2003 due to wider credit spreads than in prior periods. In 2002, the comparable par amount FSA insured increased 41.6%, and the related PV premiums increased 89.2%, compared with 2001 results. PV premiums rose more rapidly than par insured in 2002 because a smaller portion of par was generated by general obligations, which tend to have lower premium rates than more complex issues of similar credit quality.

U.S. Asset-Backed New Originations

	Year Ended December 31,
	2003	2002	2001
Gross par insured (in billions)	$15.6	$35.6	$56.1
Gross PV premiums (in millions)	177.6	196.1	350.1

        In 2003, PV premiums from the Company's U.S. asset-backed business approached that of the previous year, off 9.4%, even though par originated declined 56.2%. Compared with the previous year, the Company's asset-backed business was more diversified, with a shift away from large Super Triple-A credit default swaps (CDS), Triple-A tranches of residential mortgage-backed securities and auto loan transactions and toward higher premium types of transactions, including Triple-A collateralized loan obligations (CLOs), certain residential mortgage obligations and consumer finance issues, such as credit card receivable transactions. In 2002, par value of U.S. asset-backed issues insured by FSA declined 36.4% to $35.6 billion, reflecting the Company's decision to refrain from insuring collateralized debt obligations (CDOs) at mid-year 2002 pending a reevaluation of its underwriting standards, as well as the Company's generally heightened selectivity in all asset-backed sectors during a period of economic weakness. In addition, FSA did not insure any large U.S. asset-backed transactions in 2002 comparable to two transactions that together contributed $90 million of PV premiums in 2001.

International New Originations

	Year Ended December 31,
	2003	2002	2001
Gross par insured (in billions)	$10.3	$19.8	$21.1
Gross PV premiums (in millions)	189.8	199.3	120.3

        International par insured by the Company in 2003 declined 48.0% from the previous year's result, while PV premiums declined only 4.8%. PV premiums declined less than par insured, largely because of a shift from Super Triple-A pooled corporate CDS to a broader range of transactions, including CLOs, synthetic residential mortgage securitizations and other structured financings. Infrastructure financings contributed the largest share of international premium production in 2003, driven by major transactions in the United Kingdom. In 2002, the Company's international par insured declined 6.3%, while its international PV premiums rose 65.6%, because Triple-A and Double-A shadow-rated CDO transactions, which tend to have low premiums relative to par, represented a smaller percentage of the business mix in 2002 than in 2001.

Financial Products New Originations

	Year Ended December 31,
	2003	2002	2001
Gross present value of future net interest margin (in millions)	$44.1	$65.7	$3.8

        PVNIM for 2003 was 32.9% below PVNIM for 2002. The Company constrained its GIC activity during the first four months of 2003 as it approached a regulatory limit of 100 non-qualified holders. This limit was lifted when the Company received an exemption from the Investment Company Act in April 2003. In addition, the low interest-rate environment in 2003 tended to suppress demand for long-term GICs. The Company entered the business of providing GICs in the fourth quarter of 2001.

Net Investment Income and Realized Gains

        Net investment income increased 11.4% in 2003 from that of the prior year, primarily due to higher invested balances arising from new business writings, partially offset by lower reinvestment rates stemming from the low interest-rate environment during the year. Net investment income increased 7.9% in 2002 from that of the prior year, primarily due to higher invested balances arising from new business writings. For further discussion, see "Liquidity and Capital Resources" below.

Income from Investments

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions)
Net investment income	$154.0	$139.1	$128.9
Net realized gains	5.1	29.2	7.2
After-tax net realized gains	3.8	21.2	4.7
Effective tax rate on investment income excluding effects of realized gains and losses and variable interest entities	9.2%	10.4%	11.0%

        Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

        The provision for losses and loss adjustment expenses was $34.5 million, $65.6 million and $12.5 million in 2003, 2002 and 2001, respectively.

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those defaults to a cash flow model using (i) a timing sequence dependent on the portfolio's rating and maturity composition, (ii) an estimate of collateral recovery values for severity and (iii) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management utilized the Moody's idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody's 30-year average default rate. The per-period default rate was calculated based on the Moody's weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (ii) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expenses in the income statement of $31.0 million. An additional adjustment of $10.1 million was made to the general reserve in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims on these transactions for several years, but may elect to do so at an earlier date at its discretion. Over time, management expects to reallocate amounts in its general reserve (including accretions thereto) to case reserves as specific losses on its insured CDO portfolio become probable and estimable in accordance with the undercollateralization methodology described above.

        Beginning in the second quarter of 2002, management refined the loss factor it applies to its net par underwritten when calculating the Company's general reserve in order to reflect its recent adverse experience. As a result, and in connection with $41.1 million of CDO adjustments, the general reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximate $14.9 million that would have been accrued using the prior assumptions and assuming a similar mix and volume of business.

        During 2003, the Company charged $34.5 million to loss expense, comprised of $9.2 million related to the CDO portfolio discussed above, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years' reserves. The general reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the general reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the general reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves, relating to a restructured transaction, to securitized loans on the balance sheet. Giving effect to these transfers, the general reserve totaled $111.5 million at December 31, 2003.

        Since case and general reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

        In 2003 and 2002, FSA exercised certain rights available under its financial guaranty policies and indentures relating to certain loan-backed notes issued by trusts. Those rights allowed FSA to accelerate the insured notes and pay claims under its insurance policy on an accelerated basis. Refinancing vehicles reimbursed FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the trusts. The refinancing vehicles obtained funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, the GIC Subsidiaries). Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all of the risk of further asset decline and maintains control over key decisions regarding the trusts (such as removal of servicer, sale of assets and liquidation of the entity), the trusts and refinancing vehicles were consolidated with FSA for accounting purposes. Although the securitized loans are included on FSA's balance sheet, the securitized loans continue to support FSA-insured transactions exclusively, subject to considerable first-loss and quota share reinsurance.

        At December 31, 2003, the reinsurance recoverable on unpaid losses from reinsurers and ceded par outstanding, by Standard & Poor's Ratings Services (S&P) rating levels, are as follows:

Reinsurer's S&P Rating	Reinsurance Recoverable	Ceded Par Outstanding
	(in millions)
AAA	$13.6	$38,748.4
AA	15.7	47,572.2
A	26.1	9,011.6
Not currently rated	3.8	1,492.2

Total	$59.2	$96,824.4

Interest Expense

        Interest expense in 2003, 2002 and 2001 was $33.0 million, $28.1 million and $16.9 million, respectively. For further discussion, see "Liquidity and Capital Resources" below.

Other Operating Expenses

        Other operating expenses for 2003 increased 14.9% from that of the previous year. The increase relates primarily to increased personnel, occupancy and consulting costs. The corresponding 43% increase in other operating expenses for 2002 is primarily related to higher personnel costs (see Note 10 to the Consolidated Financial Statements).

Guaranteed Investment Contract Net Interest Margin

        In the fourth quarter of 2001, the Company's GIC Subsidiaries began issuing FSA-insured GICs. These transactions resulted in a net interest margin of $11.2 million, $7.8 million and $(0.2) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net Realized and Unrealized Gains (Losses) on Derivatives

        FSA's business includes insurance of CDS referencing diversified pools of corporate obligations. The Company had net par outstanding of $63.8 billion relating to these deals at December 31, 2003. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA's guarantees. Adjustments required by SFAS No. 133 resulted in pre-tax income of $34.8 million and a charge to income of $50.2 million for the years ended December 31, 2003 and 2002, respectively. The benefit for 2003 resulted primarily from tightening credit spreads in the CDS market, while the charge for 2002 resulted primarily from widening credit spreads in that market. Neither of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA's insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty. Given the very high credit quality of FSA's insured CDS portfolio and the Company's intent to hold to maturity, management believes that "losses" or "gains" attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

        During the first half of 2002, FSA's insured portfolio contained a portfolio of CDS on 100 corporate names (each rated investment grade at inception of the swap), with $10 million of exposure per name, for which the Company had first-loss exposure. This "single-name CDS program" was the only transaction of its kind in the insured portfolio. In the third quarter of 2002, the Company terminated its exposure under this program in exchange for paying termination costs of $43.0 million. The charge was included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income during 2002.

Equity Earnings in Unconsolidated Affiliates

        Total equity in earnings of unconsolidated affiliates was $5.5 million, $29.3 million and $11.7 million for 2003, 2002 and 2001, respectively. The decrease from 2002 to 2003 relates primarily to the equity in earnings from Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, "Fairbanks"). Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks. Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime," reflecting the lower than "prime" credit quality of the borrower/homeowner. At December 31, 2003, the Company's interest in Fairbanks had a book value of $46.4 million, of which $7.6 million represented goodwill. The Company's equity in earnings from Fairbanks for 2003, 2002 and 2001 was a loss of $13.5 million, income of $13.8 million and income of $4.5 million, respectively.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (FTC) informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

        Fairbanks is also subject to private litigation, including a number of putative class action suits, alleging violations of federal and/or state laws. The publicity surrounding sub-prime lending and servicing practices may result in the filing of other putative class action suits against Fairbanks.

        Fairbanks is highly leveraged and dependent on credit facilities to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes. In May 2003, Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P) downgraded their loan servicer rankings for Fairbanks from strong to below average. These actions constituted potential events of default under Fairbanks' credit facilities, which led to a restructuring of and amendments to the credit facilities in June 2003.

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly and is changing certain of its loan servicing practices, including the types and amounts of fees collected, without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment analysis performed by the Company did not result in a write-down of the investment, the Company continues to monitor the value of its investment in Fairbanks.

        On November 12, 2003, the FTC announced a settlement with Fairbanks, resolving the FTC's and HUD's civil allegations against Fairbanks. The settlement requires Fairbanks to pay $40.0 million to the FTC to compensate consumers who suffered harm, enjoins Fairbanks from future law violations and imposes new restrictions on Fairbanks' business practices. The settlement is contingent on approval by a federal district court in Massachusetts and is expected to be coordinated with a related settlement in a class action lawsuit. The settlement amount and other costs, aggregating $55.0 million, have been reflected in Fairbanks', and hence the Company's, results for 2003.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ variable interest entities (VIEs) for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the obligations insured by FSA. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, the assets and liabilities of these VIEs, except for refinanced transactions discussed in Note 22 to the Consolidated Financial Statements and as discussed below, have not been consolidated with those of the Company for financial reporting purposes as the Company is not the primary beneficiary.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation of VIEs that have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46R). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

        The Company applied FIN 46 and consolidated for financial reporting purposes, effective July 1, 2003, FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global). In addition, as a result of the Company obtaining control rights of another VIE, Premier International Funding Co. (Premier), on July 1, 2003, the Company consolidated Premier beginning July 1, 2003. FIN 46 requires that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The aggregate increase in the balance sheet related to the consolidation of these three entities was $2.0 billion. Any differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. Similarly, Canadian Global and Premier have GICs issued by the GIC Subsidiaries in their investment portfolios. In each such case, the Company's GIC liability and GIC asset are eliminated in consolidation. At December 31, 2003, $559.9 million was eliminated as a result of such consolidation. In the cases of FSA Global and Canadian Global, permitted activities are limited by charter and do not involve active management; the legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets they hold, except in automatic response to the terms of such financial assets; and the VIEs are structured as bankruptcy-remote entities. The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global or Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the Consolidated Financial Statements for the year ended December 31, 2003.

Taxes

        In the third quarter of 2002, the Company changed its method of taxing its equity in earnings from Fairbanks, an unconsolidated affiliate of the Company. Prior to 2002, the Company taxed 100% of its equity earnings from Fairbanks at the statutory rate of 35%. Following a change in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity in earnings from Fairbanks, based on management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million.

        In 2003 and 2002, the effective tax rates of 24% and 16%, respectively, differ from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd. (FSA International) and, for 2002, the change in taxing the Company's equity in earnings from Fairbanks. Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company's domestic insurance company subsidiaries.

Earnings

        Net income for 2003 was $290.6 million, a 60% increase over that of 2002. In addition to net income, management views operating earnings (a non-GAAP measure) as an important measure of operating results. The Company defines operating earnings as net income before the effects of fair-value adjustments for FSA-insured CDS that have investment-grade underlying credit quality and are required to be marked to fair value under SFAS No. 133. Management views insured CDS risks as comparable to other insured risks and enters into such non-cancelable contracts fully intending to hold them to maturity. Management expects that the SFAS No. 133 adjustments for each guaranteed CDS will sum to zero over the life of the transaction, as explained above under "Net Realized and Unrealized Gains (Losses) on Derivatives." Management therefore considers operating earnings a key measure of normal operating results. The following table is a reconciliation of net income to operating earnings for 2003, 2002 and 2001.

Net Income and Reconciliation to Non-GAAP Operating Earnings

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Net income	$290.6	$181.1	$209.5
Less fair-value adjustments of insured CDS, net of taxes	23.4	(34.1)	4.4

Operating earnings(1)	$267.2	$215.2	$205.1

(1)
Amount for 2001 differs from that originally disclosed because the current definition of operating earnings was not employed during 2001.

Shareholders' Equity and Adjusted Book Value

        Shareholders' equity (book value) grew 16.1% during 2003 and 14.2% during 2002. Management believes that the intrinsic value of the Company comprises not only book value and franchise value but also the estimated present value of future income from business it has already originated. Such future income is substantial because premiums are earned over the life of each insured transaction. It includes revenues from premiums that have been collected but have not yet been earned (deferred premium revenue), the estimated net present value (PV) of future premiums that will be collected in installments and, for GIC transactions, the estimated present value of future net interest margin. For this reason, management considers non-GAAP adjusted book value (ABV), which captures these forms of deferred income, to be a reasonable proxy for the intrinsic value of the Company, exclusive of franchise value. The Company uses ABV to calculate a portion of compensation paid to its employees, as described in Note 10 to the Consolidated Financial Statements. The following table is a reconciliation of book value to adjusted book value.

Book Value and Reconciliation to Non-GAAP Adjusted Book Value

	December 31,
	2003	2002
	(in millions)
Shareholders' equity (book value)(1)	$2,168.4	$1,868.4
After-tax value of:
Net deferred premium revenue, net of deferred acquisition costs and goodwill	572.8	407.6
Present value of future installment premiums and present value of future net interest margin	424.1	411.3

Adjusted book value	$3,165.3	$2,687.3

(1)
Includes the effect of after-tax unrealized gains in the investment portfolio, which were $147.4 million at December 31, 2003 and $134.7 million at December 31, 2002.

Market Risk

        In addition to its insurance company assets and other investments (the investment portfolio), the Company also maintains investments from proceeds of FSA-insured GICs (the GIC Portfolio) and the portfolio of securities owned by FSA Global and Canadian Global (the VIE Portfolio).

        Management's primary objective in managing the Company's investment portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. The Company bases its investment strategies on many factors, including the Company's tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers execute fixed-income investments on behalf of the Company. Management, with the approval of the board of directors, establishes the guidelines for investment decisions.

        FSA Asset Management LLC (FSAM) manages the investments in the GIC Portfolio and the VIE Portfolio. The primary objectives in managing the GIC Portfolio are to generate stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns. FSAM arranges for the acquisition of the VIE Portfolio investments, which are generally held until maturity.

        Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company relate primarily to its investment portfolio, of which over 95% was invested in long-term fixed-income securities at December 31, 2003. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases. Sensitivity to interest-rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2003, this hypothetical increase in interest rates of 1.0% across the entire yield curve would result in an after-tax decrease of $133.0 million in the net fair value of the Company's fixed-income portfolio. For the GIC Portfolio, this hypothetical increase in interest rates would result in an after-tax decrease of $51.1 million, partially offset by a gain of $47.0 million relating to futures and interest-rate swaps used to hedge the interest-rate risks on the GIC Portfolio. Since the Company does not expect to trade these investments prior to maturity, absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario. Under the above scenario, reported income and cash flows would be expected to increase due to higher yields on newly invested funds generated from earnings and run-off of the outstanding investment portfolio. The VIE Portfolio is hedged against interest-rate risk.

        The Company's investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds, and mortgage-backed, asset-backed, corporate and foreign securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%, and the option-adjusted spreads of the securities are held constant. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest-rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

        The GIC Portfolio consists primarily of U.S. dollar-denominated asset-backed securities, U.S. agency and government securities and mortgage-backed securities. FSAM generally converts all fixed-rate assets and liabilities to floating rates using hedging instruments. As interest rates change, and assuming a highly effective fair-value hedging arrangement has been designated, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments.

        FSA-insured GICs subject the Company to risk associated with unexpected timing of withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly when the underlying bond issuance suffers a debt service shortfall. Construction funds may experience withdrawal deviation when the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit.

Critical Accounting Policies

Losses and Loss Adjustment Expenses

        The Company's losses and loss adjustment expenses comprise case reserves and a non-specific general reserve. FSA establishes a case reserve for unpaid losses and loss adjustment expenses for the net present value of the estimated loss when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. A case reserve is determined using primarily cash flow or similar models and represents FSA's estimate of the net present value of the anticipated shortfall, net of reinsurance, between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. For CDOs, a case reserve is recorded based on the extent to which the overcollateralization ratio (non-defaulted collateral at par divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows. The non-specific general reserve is available to be applied against future additions or accretions to existing case reserves or to new case reserves. The general reserve is calculated by applying a loss factor to the total net par amount underwritten of the Company's insured obligations over the terms of such insured obligations and discounting the result at the then current risk-free rates. The loss factors used for this purpose are determined on the basis of an independent rating agency study of default rates and the Company's portfolio characteristics and history. The selection of loss factors and a discount rate involves judgment as to which factors to use and whether those factors reflect the Company's insured obligations. Management's judgments may also consider macroeconomic factors, political developments and changes in underwriting standards or mix of business.

        Management conducts periodic credit reviews of its exposures to identify events, as they occur, that might cause a default on a transaction. With timely identification of these events, the Company may limit its potential for loss by taking actions to improve transaction performance. Certain events have occurred in the past, such as the decline in commercial real estate values in the early 1990s and the deterioration in the CDO portfolio in 2002, that have had a significant impact on the Company's losses and loss adjustment expenses. Although these events are difficult to predict, the Company's credit review process is designed to identify such events early so the Company can act to limit its exposure. In addition, management may decide to exercise its rights to accelerate insured obligations in order to mitigate expected losses by lowering financing costs when market conditions so permit. See "Results of Operations—Losses and Loss Adjustment Expenses," above, for a discussion of the refinanced transactions.

        Management of the Company periodically evaluates the assumptions and judgments underlying its estimate for losses and loss adjustment expenses and establishes a liability that management believes is adequate to cover the present value of the ultimate net cost of claims. Management has applied this approach consistently from period to period. Since the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates.

Investments

        A large portion of the Company's investment portfolio and its derivative instruments are carried at fair value. Fair value is defined as the amount at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value of substantially all of the Company's investment portfolio and derivative instruments used in hedging the interest-rate risk of the financial products business and FSA Global is determined based on quoted market prices. For derivative instruments where a quoted market price exists, the Company uses that price. If quoted market prices are not available (as is the case primarily with CDS referencing pools of assets and the determination of the fair-value change of interest-rate risk of a hedged asset or liability), then the determination of fair value is based on internally developed estimates. Management applies judgment when developing estimates for CDS and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations.

Revenue Recognition

        Premiums are received either up front or over time on an installment basis. Premiums are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized. Some industry peers receive so-called structuring or advisory fees in connection with transactions insured by them or their affiliates and earn such fees upon receipt. Unlike these industry peers, the Company allocates all fees (net of reimbursed expenses) received for its account on closed transactions to premiums (or ceding commissions) that are earned (or, in the case of ceding commissions, employed to offset deferred acquisition costs) over time. When the Company, through its ongoing credit review process, identifies transactions where certain triggers have been breached, the Company ceases to earn premiums on such transactions. The amount of any case reserves established for these transactions will be net of the unearned premiums for such transactions.

Deferred Acquisition Costs

        Deferred acquisition costs comprise expenses that vary with, and are primarily related to, the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. As general costs are incurred, they are allocated to individual cost centers, and a percentage of those costs is deferred based on a weighted-average calculation of time spent on the production of new business by the personnel in that cost center. Variable costs that are a direct result of acquiring business are deferred in their entirety. The Company does not defer acquisition costs relating to GICs issued by the GIC Subsidiaries, except for GIC commissions. GIC commissions are paid only upon execution of a transaction and represent third-party finder fees that are amortized over the life of the GIC. Deferred general costs are grouped by the underwriting year in which they were incurred and amortized over the period in which the related underwriting year's premium is earned. Deferred variable direct costs and ceding commission income are grouped by upfront or installment classification, as well as by underwriting year, and are amortized over the period in which the related premiums are earned. Recoverability of deferred acquisition costs is determined by considering anticipated losses and loss adjustment expenses.

Liquidity and Capital Resources

        The Company's consolidated invested assets at December 31, 2003, net of unsettled security transactions, were $9,464.7 million, compared with the December 31, 2002 balance of $5,027.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $225.5 million at December 31, 2003, compared with an unrealized gain position of $201.0 million at December 31, 2002. In addition to the increase in unrealized gains, the increase in invested assets was largely attributable to the growth of the Company's financial products segment and the consolidation of VIEs, as discussed above under "Results of Operations—Variable Interest Entities." Although included in total invested assets, the Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. At December 31, 2003, the Company had, at the holding company level, an investment portfolio of $22.8 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

        FSA's ability to pay dividends depends on FSA's financial condition, results of operations, cash requirements, determination that FSA's ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period. FSA paid no dividends in 2003 and 2002. Based on FSA's statutory statements for the year ended December 31, 2003, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $112.6 million. In 2003 and 2002, FSA International paid preferred dividends of $3.3 million and $8.7 million, respectively, to XL Capital Ltd, its minority interest owner.

        At December 31, 2002, the Company held $212.9 million of surplus notes of FSA. During 2003, FSA repaid $60.0 million of those surplus notes. At December 31, 2003, the Company held $152.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the New York Superintendent. The Company employs surplus note purchases in lieu of capital contributions in order to allow the Company to withdraw funds from FSA through surplus note payments without reducing earned surplus.

        The Company paid no dividends to its shareholders in 2003. Dividends paid by the Company to its shareholders were $11.7 million and $31.1 million in 2002 and 2001, respectively.

        On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million will be amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, its 6.950% Senior Quarterly Income Debt Securities (6.950% Senior QUIDS) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense for 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS. The Company had two other debt issues outstanding at December 31, 2003: $230.0 million of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007, and $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006.

        Following is a summary of the Company's long-term obligations at December 31, 2003:

Long-Term Obligations

	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 years	Total
	(in millions)
Long-term debt obligations	$1,575	$1,522	$823	$4,126	$8,046
Operating lease obligations	5	7			12

Total	$1,580	$1,529	$823	$4,126	$8,058

        In 2003, 2002 and 2001, the Company made additional equity investments of $0, $13.4 million and $15.0 million, respectively, to Fairbanks. At December 31, 2003, the Company had an equity ownership in Fairbanks of 29.8%.

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

        The Company believes that FSA's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, FSA has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from written premiums, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its financial products segment, liquidity lines of credit with banks, and capital market transactions.

        FSA has a credit arrangement aggregating $150.0 million, which is provided by commercial banks and intended for general application to transactions insured by its subsidiaries. At December 31, 2003, there were no borrowings under this arrangement, which expires on April 23, 2004, if not extended.

        FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $865.6 million at December 31, 2003. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term that will expire on April 30, 2010 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2003.

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $3.6 million for 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

        The Company's asset management group has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 10, 2004, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Subsidiaries. There were no borrowings under this arrangement at December 31, 2003.

        S&P, Moody's and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's Triple-A ratings. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles.

        In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges," which are reduced by reinsurance and collateral to the extent "credit" is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA's Triple-A ratings, it may reduce the "margin of safety" by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company's return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA's insured portfolio would likewise be expected to have an adverse effect on FSA's margin of safety under the S&P capital adequacy model and, ultimately, the Company's return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies and their assessment of FSA's capital adequacy.

        In the case of Moody's, capital adequacy is one of the financial strength measures under Moody's financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four metrics of financial strength relating to the insured portfolio's credit quality, correlation risk, concentration risk and capital adequacy. Moody's assesses capital adequacy by comparing FSA's claims-paying resources to a Moody's-derived probability of potential credit losses. Moody's loss distribution reflects FSA's current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA's reinsurers, and the term to maturity of FSA's insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA's claims-paying resources.

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

        As of December 31, 2003, the Company had no material commitments for capital expenditures. The Company is considering relocating its corporate headquarters to another location in New York City. In the event that the Company relocates, it will enter into commitments for capital expenditures relating to the new space.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosures about market risk are set forth in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk".

Item 8.    Financial Statements and Supplementary Data

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Auditors	63
Consolidated Balance Sheets as of December 31, 2003 and 2002	64
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	65
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	66
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	67
Notes to Consolidated Financial Statements	69
Schedule:
II Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2003 and 2002 and for the Years Ended December 31, 2003, 2002 and 2001	119

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
    of Financial Security Assurance Holdings Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with accounting standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 25 to the consolidated financial statements, the Company changed its method of accounting for its interest in certain variable interest entities.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 5, 2004

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Bonds at fair value (amortized cost of $3,275,310 and $2,615,173)	$3,508,649	$2,829,763
Short-term investments	224,429	375,688
Variable interest entities' bonds at fair value (amortized cost of $1,511,742)	1,510,561
Variable interest entities' short-term investment portfolio	11,102
Guaranteed investment contract bond portfolio at fair value (amortized cost of $4,033,979 and $1,840,949)	4,031,263	1,827,312
Guaranteed investment contract bond portfolio pledged as collateral at fair value (amortized cost of $70,358)	66,423
Guaranteed investment contract short-term investment portfolio	228,812	4,632

Total investment portfolio	9,581,239	5,037,395
Cash	19,460	31,368
Securitized loans	440,611	437,462
Deferred acquisition costs	273,646	253,777
Prepaid reinsurance premiums	695,398	557,659
Investment in unconsolidated affiliates	110,863	115,833
Reinsurance recoverable on unpaid losses	59,235	75,950
Other assets	1,124,063	518,039

TOTAL ASSETS	$12,304,515	$7,027,483

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$1,861,960	$1,450,211
Losses and loss adjustment expenses	233,408	223,618
Guaranteed investment contracts	4,198,915	2,449,033
Variable interest entities' debt	2,537,466
Deferred federal income taxes	152,646	124,310
Notes payable	430,000	430,000
Accrued expenses and other liabilities	721,684	481,941

TOTAL LIABILITIES AND MINORITY INTEREST	10,136,079	5,159,113

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	900,224	903,494
Accumulated other comprehensive income (net of deferred income taxes of $76,041 and $66,270)	147,433	134,683
Accumulated earnings	1,120,444	829,858
Deferred equity compensation	23,445	23,445
Less treasury stock at cost (297,658 shares held)	(23,445)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	2,168,436	1,868,370

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$12,304,515	$7,027,483

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Net premiums written	$614,284	$532,747	$319,638

Net premiums earned	$356,373	$314,880	$230,999
Net investment income	154,048	139,120	128,921
Net realized gains	5,126	29,204	7,183
Financial products net interest income	53,279	28,414	1,171
Financial products net realized losses	(950)	(154)	(346)
Variable interest entities' net interest income	21,839
Net realized and unrealized gains (losses) on derivative instruments	39,442	(94,377)	6,742
Other income	3,179	3,011	3,984

TOTAL REVENUES	632,336	420,098	378,654
EXPENSES:
Losses and loss adjustment expenses	34,486	65,613	12,497
Interest expense	33,026	28,098	16,866
Policy acquisition costs	58,391	54,093	41,375
Financial products net interest expense	34,946	20,481	1,060
Variable interest entities' net interest expense	24,091
Other operating expenses	66,940	58,265	40,722

TOTAL EXPENSES	251,880	226,550	112,520

Minority interest	(9,612)	(6,684)	(8,356)
Equity in earnings of unconsolidated affiliates	5,529	29,315	11,699

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	376,373	216,179	269,477
Provision (benefit) for income taxes:
Current	74,619	51,485	41,366
Deferred	15,968	(16,381)	18,615

Total provision	90,587	35,104	59,981

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	285,786	181,075	209,496
Cumulative effect of accounting change, net of income taxes of $2,598	4,800

NET INCOME	290,586	181,075	209,496
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) arising during period [net of deferred income tax provision (benefit) of $11,049, $44,750 and $(3,291)]	16,508	92,905	(2,425)
Less: reclassification adjustment for gains included in net income [net of deferred income tax provision of $1,278, $7,874 and $2,133]	3,758	21,188	4,704

Other comprehensive income (loss)	12,750	71,717	(7,129)

COMPREHENSIVE INCOME	$303,336	$252,792	$202,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Unrealized Gain (Loss) on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2000	$335	$903,479	$70,095	$491,824	$24,004	$(24,004)	$1,465,733
Net income for the year				209,496			209,496
Net change in accumulated comprehensive income (net of deferred income tax benefit of $5,424)			(7,129)				(7,129)
Dividends paid				(32,729)			(32,729)
Other		(1)		572			571
Deferred equity payout		16			(288)	288	16

BALANCE, December 31, 2001	335	903,494	62,966	669,163	23,716	(23,716)	1,635,958
Net income for the year				181,075			181,075
Net change in accumulated comprehensive income (net of deferred income tax expense of $36,876)			71,717				71,717
Dividends paid on common stock				(20,380)			(20,380)
Deferred equity payout					(271)	271	0

BALANCE, December 31, 2002	335	903,494	134,683	829,858	23,445	(23,445)	1,868,370
Net income for the year				290,586			290,586
Net change in accumulated comprehensive income (net of deferred income tax expense of $9,771)			12,750				12,750
Capital issuance costs		(3,605)					(3,605)
Capital contribution		335					335

BALANCE, December 31, 2003	$335	$900,224	$147,433	$1,120,444	$23,445	$(23,445)	$2,168,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Premiums received, net	$591,030	$575,889	$287,533
Policy acquisition and other operating expenses paid, net	(102,543)	(101,954)	(76,889)
Termination fee on derivatives		(43,000)
Recoverable advances recovered (paid)	(959)	5,010	(1,175)
Losses and loss adjustment expenses paid, net	(5,972)	(2,403)	(18,687)
Net investment income received	186,619	170,828	120,721
Federal income taxes paid	(83,972)	(81,349)	(36,031)
Interest paid on notes	(28,687)	(22,710)	(19,424)
Interest paid on guaranteed investment contracts	(19,824)	(13,793)
Variable interest entities' interest paid	(13,629)
Variable interest entities' net interest income received	12,096
Other	55,460	6,027	(603)

Net cash provided by operating activities	589,619	492,545	255,445

Cash flows from investing activities:
Proceeds from sales of bonds	948,365	785,929	538,089
Purchases of bonds	(1,598,396)	(1,188,115)	(683,067)
Net decrease (increase) in short-term investments	151,988	(155,871)	(95,570)
Proceeds from sale of guaranteed investment contract bonds	1,222,708	850,399	174,195
Purchases of guaranteed investment contract bonds	(3,385,041)	(2,745,130)	(602,534)
Securities purchased under agreements to resell	(85,000)	(90,000)
Net decrease (increase) in guaranteed investment contract short-term investments	(224,180)	313,404	(228,038)
Purchases of variable interest entities' bonds	(16,200)
Net decrease in variable interest entities' short-term investments	13,048
Purchases of property, plant and equipment	(1,202)	(6,126)	(4,363)
Other investments	28,137	(94,046)	(21,447)

Net cash used for investing activities	(2,945,773)	(2,329,556)	(922,735)

Cash flows from financing activities:
Issuance of notes payable	96,673	222,605	96,625
Repayment of notes payable	(100,000)	(130,000)
Dividends paid	(3,290)	(20,380)	(32,729)
Securities sold under repurchase agreements	63,965
Proceeds from issuance of guaranteed investment contracts	3,328,487	2,273,815	601,767
Proceeds from issuance of variable interest entities' debt	101,189
Repayment of guaranteed investment contracts	(1,139,173)	(485,445)
Capital issuance costs	(3,605)

Net cash provided by financing activities	2,344,246	1,860,595	665,663
Net increase (decrease) in cash	(11,908)	23,584	(1,627)
Cash at beginning of year	31,368	7,784	9,411

Cash at end of year	$19,460	$31,368	$7,784

        On July 1, 2003, the Company consolidated $1.9 billion in assets and $1.9 billion in liabilities relating to variable interest entities with no corresponding cash movement. In 2003, the Company received tax benefits of $0.3 million from its parent company, which was recorded as a capital contribution. In 2002 and 2001, restricted treasury stock of $0.3 million and $0.3 million, respectively, was distributed to a director as deferred compensation plan payouts.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Reconciliation of net income to net cash flows from operating activities:
Net income	$290,586	$181,075	$209,496
Increase in accrued investment income	(5,535)	(6,891)	(2,802)
Increase in deferred premium revenue and related foreign exchange adjustment	274,010	223,018	86,825
Increase in deferred acquisition costs	(19,869)	(13,285)	(39,356)
Increase (decrease) in current federal income taxes payable	8,696	(21,700)	10,987
Increase (decrease) in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	28,736	62,120	(6,171)
Increase (decrease) in amounts withheld for others	(18)		(1,271)
Provision (benefit) for deferred income taxes	18,565	(16,381)	18,615
Net realized losses (gains) on investments	(5,126)	(30,879)	(6,837)
Deferred equity compensation			5,673
Depreciation and accretion of discount	29,511	18,970	(4,466)
Minority interest and equity in earnings of unconsolidated affiliates	4,083	(18,709)	(3,343)
Change in other assets and liabilities	(34,020)	115,207	(11,905)

Cash provided by operating activities	$589,619	$492,545	$255,445

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.     ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. (the Company) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (CDS) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers' taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Municipal obligations include obligations backed by the cash flow from leases or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer's obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

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

        In the third quarter of 2003, the Company consolidated two variable interest entities (VIEs), FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global), as a result of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). The Company also consolidated another VIE, Premier International Funding Co. (Premier), in the third quarter as a result of obtaining control rights (see Note 25). The Company's management believes that the assets held by FSA Global, Canadian Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        The Company offered guaranteed investment contracts (GICs) through two of its wholly owned subsidiaries, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (collectively, the GIC Subsidiaries) through April 2003. FSA Capital Management Services LLC has conducted all GIC business since April 2003, following receipt of an exemption from the requirements of the Investment Company Act of 1940. The GICs are provided to municipalities and other market participants, and are insured by the Company's insurance company subsidiary. The GICs provide for the return of principal and the payment of interest at a pre-specified rate.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings, Inc., which, in turn, is owned 90% by Dexia Crédit Local and 10% by Dexia S.A. (Dexia), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg stock exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. At December 31, 2003, Dexia Holdings, Inc. owned approximately 99% of the Company's outstanding shares; the only other holders of the Company's common stock were an affiliate of White Mountains Insurance Group, Ltd. and certain current and former directors of the Company who owned shares of the Company's common stock or economic interests therein under the Director Share Purchase Program (see Note 10).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 2003 and 2002 and the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2003, 2002 and 2001. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, Financial Security Assurance Inc. (FSA), FSA Insurance Company, Financial Security Assurance International Ltd. (FSA International), Financial Security Assurance (U.K.) Limited, FSA Capital Markets Services LLC, FSA Capital Management Services LLC, FSA Asset Management LLC (FSAM), FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited and FSA Services (Japan) Inc. (collectively, the Subsidiaries). The consolidated financial statements also include the accounts of FSA Global, Canadian Global and Premier, beginning July 1, 2003. All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2003 presentation.

  Investments

        Investments in debt securities designated as available for sale are carried at fair value. The unrealized gain or loss on the investments that are not hedged is reflected as a separate component of shareholders' equity, net of applicable deferred income taxes. The unrealized gain or loss on the investments that qualify as fair-value hedges is recorded in income currently. All of the Company's debt securities are classified as available for sale.

        Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities, and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value, which approximates cost. Cash equivalents are amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less and are included in short-term investments. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss.

        Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 18). The Company records its share of unrealized gains or losses, net of applicable deferred taxes, in other comprehensive income.

  Derivatives

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest-rate and currency exchange-rate exposure of the Company's GICs, GIC bond portfolio, VIE debt and VIE bond portfolio and are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GICs, GIC bond portfolio, VIE debt and VIE bond portfolio into U.S.-dollar floating-rate obligations. The gains and losses relating to these fair-value hedges, including any ineffective portion, are included in financial products net interest income, financial products net interest expense, VIE net interest income and VIE net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. Gains and losses relating to derivatives that fail hedge effectiveness are recorded at fair value through earnings and included in financial products net interest income and net interest expense, as appropriate.

        The Company has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in other assets or other liabilities. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, management uses internally developed estimates of fair value. Due to a lack of a quoted market for the CDS obligations written by the Company, estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        In addition to insuring CDS agreements, the Company may, from time to time, enter into derivative instruments that have not been designated as hedges for accounting purposes. The Company records these instruments at fair value with a corresponding adjustment to net realized and unrealized gains (losses) on derivative instruments.

  Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

        Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized transactions and are recorded at contract value plus accrued interest, subject to the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." It is the Company's policy to take possession of securities borrowed under agreements to resell.

  Premium Revenue Recognition

        Gross and ceded premiums received in upfront payouts are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured over the expected period of coverage. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized. For premiums received on an installment basis, the Company earns the premium over each installment period, typically less than one year, throughout the period of coverage. When the Company, through its ongoing credit review process, identifies transactions where certain triggers have been breached, the Company ceases to earn premiums on such transactions. The amount of any case reserves established for these transactions will be net of the unearned premiums for such transactions.

  Losses and Loss Adjustment Expenses

        The Company establishes a case reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss, net of subrogation recoveries, when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the then current risk-free rates, which ranged from 4.94% to 6.1%. For insured collateralized debt obligations (CDOs), a case reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case reserves or to new case reserves to be established on particular insured obligations in the future. The general reserve is derived from two separate steps. The first step is to multiply loss factors by the Company's total net par underwritten and to discount the result at the then current risk-free rates, which ranged from 1.2% to 7.953% at December 31, 2003. The loss factors used for this purpose are obtained from an independent rating agency study of bond defaults and have been adjusted by the Company's portfolio characteristics and history. The second step pertains to the Company's insured CDOs, where a present value "deterministic" approach (described in Note 16) is utilized to calculate the general reserve for the Company's insured CDOs.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the net present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

  Deferred Acquisition Costs

        Deferred acquisition costs comprise expenses that vary with, and are primarily related to, the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. The Company does not defer acquisition costs relating to GICs issued by the GIC Subsidiaries, except for GIC commissions paid to third parties. Deferred acquisition costs are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. Recoverability of deferred acquisition costs is determined by considering deferred premium revenue and estimated installment premiums and the present value of anticipated losses and loss adjustment expenses.

  GIC and VIE Debt

        The debt is recorded at amortized cost. The Company may enter into associated transactions in order to reduce the Company's exposure to fluctuations in interest and foreign currency rates and its related effect on the fair value of the debt. For fair-value hedges, changes in the fair value of the hedging instrument are recognized in income currently. The change in the fair value of the hedged item in a qualifying hedge, attributable to the hedged risk, adjusts the carrying amount of the hedged item and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, embedded derivatives are required to be accounted for separately, at fair value through earnings.

  Foreign Currency Translation

        Assets and liabilities denominated in foreign currencies are translated at the spot rate. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translating investments denominated in foreign currencies are recorded in shareholders' equity. Gains and losses from transactions in foreign currencies are recorded in income.

  Federal Income Taxes

        The provision for income taxes consists of an amount for taxes currently payable and a provision for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and the financial statement basis.

        Non-interest-bearing tax and loss bonds are purchased for the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds as prepayments of federal income taxes and includes them in other assets.

3.     INVESTMENTS

        In addition to its insurance company assets and other assets (the investment portfolio), the Company also maintains investments from proceeds of FSA-insured GICs (the GIC Portfolio) and the portfolio of securities owned by FSA Global and Canadian Global (the VIE Portfolio).

        Bonds at amortized cost of $8.9 million and $8.5 million at December 31, 2003 and 2002, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

        Consolidated net investment income attributable to the investment portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Bonds	$153,544	$138,095	$126,750
Equity investments		336	504
Short-term investments	3,185	3,092	3,874
Investment expenses	(2,681)	(2,403)	(2,207)

Net investment income	$154,048	$139,120	$128,921

        The credit quality of bonds in the investment portfolio at December 31, 2003 was as follows:

Rating (1)	Percent of Bonds
AAA	76.9%
AA	20.2
A	2.9

100.0%

(1)
Ratings are based on the higher of Moody's Investors Service, Inc. (Moody's) or Standard & Poor's Ratings Services (S&P) ratings available at December 31, 2003.

        Of the bonds included in the investment portfolio, 11.4% were AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

        The amortized cost and fair value of bonds in the investment portfolio were as follows (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,964	$3,391	$(335)	$101,020
Obligations of states and political subdivisions	2,506,380	218,930	(1,287)	2,724,023
Mortgage-backed securities	220,031	4,439	(1,409)	223,061
Corporate securities	259,102	10,668	(593)	269,177
Foreign securities	108,249	69	(2,368)	105,950
Asset-backed securities	83,584	1,860	(26)	85,418

Total	$3,275,310	$239,357	$(6,018)	$3,508,649

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,429	$7,178	$(29)	$75,578
Obligations of states and political subdivisions	2,034,691	186,352	(174)	2,220,869
Mortgage-backed securities	252,970	8,203	(140)	261,033
Corporate securities	184,302	10,992	(36)	195,258
Asset-backed securities	74,781	2,244		77,025

Total	$2,615,173	$214,969	$(379)	$2,829,763

        The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,536	$297	$6,953	$38	$22,489	$335
Obligations of states and political subdivisions	129,931	1,231	2,964	56	132,895	1,287
Mortgage-backed securities	66,899	1,332	1,824	77	68,723	1,409
Corporate securities	25,263	593			25,263	593
Foreign securities	98,074	2,368			98,074	2,368
Asset-backed securities	3,036	26			3,036	26

Total	$338,739	$5,847	$11,741	$171	$350,480	$6,018

        The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2003, the Company determined that no investments were considered other-than-temporarily impaired.

        The change in net unrealized gains (losses) for the investment portfolio consisted of (in thousands):

	Year Ended December 31,
	2003	2002	2001
Bonds	$18,749	$122,300	$(12,883)
Equity investments		(70)	329

Change in net unrealized gains (losses)	$18,749	$122,230	$(12,554)

        The amortized cost and fair value of bonds in the investment portfolio at December 31, 2003, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$18,820	$19,128
Due after one year through five years	427,201	433,678
Due after five years through ten years	492,998	528,991
Due after ten years	2,032,676	2,218,373
Mortgage-backed securities (stated maturities of 3 to 41 years)	220,031	223,061
Asset-backed securities (stated maturities of 2 to 15 years)	83,584	85,418

Total	$3,275,310	$3,508,649

        Proceeds from sales of bonds for the investment portfolio during 2003, 2002 and 2001 were $948.3 million, $772.0 million and $537.1 million, respectively. Gross gains of $12.6 million, $30.3 million and $9.1 million and gross losses of $7.3 million, $1.3 million and $1.8 million were realized on sales in 2003, 2002 and 2001, respectively.

        In 2002, the Company purchased foreign currency call options. These calls were marked to market through earnings and, for the years ended December 31, 2003 and 2002, resulted in net unrealized gains of $0.3 million and $0.2 million, respectively.

GIC Portfolio

        Net investment income for the GIC Portfolio consisted of the following (in thousands):

	2003	2002
Bonds	$65,518	$42,803
Short-term investments	562	1,015

Net investment income	$66,080	$43,818

        The credit quality of bonds held in the GIC Portfolio at December 31, 2003 was as follows:

Rating	Percent of Bonds
AAA	98.1%
AA	0.7
A	0.3
Other	0.9

100.0%

(1)
Ratings are based on the higher of Moody's or S&P ratings available at December 31, 2003.

        Of the bonds included in the GIC Portfolio, 11.3% were AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

        The amortized cost and fair value of bonds held in the GIC Portfolio were as follows (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$344,552	$190	$(4,057)	$340,685
Mortgage-backed securities	209,284	829	(4,005)	206,108
Corporate securities	18,829	110	(3)	18,936
Asset-backed securities	3,531,672	4,257	(3,972)	3,531,957

Total	$4,104,337	$5,386	$(12,037)	$4,097,686

December 31, 2002	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$116,315	$		$(1,824)	$114,491
Mortgage-backed securities	582,743		786	(10,424)	573,105
Corporate securities	46,647		253	(45)	46,855
Asset-backed securities	1,095,244		1,452	(3,835)	1,092,861

Total	$1,840,949		$2,491	$(16,128)	$1,827,312

        The following table shows the gross unrealized losses and fair value for the GIC Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$212,264	$2,258	$61,751	$1,799	$274,015	$4,057
Mortgage-backed securities	49,709	71	66,423	3,934	116,132	4,005
Corporate securities			4,997	3	4,997	3
Asset-backed securities	1,299,896	2,655	24,342	1,317	1,324,238	3,972

Total	$1,561,869	$4,984	$157,513	$7,053	$1,719,382	$12,037

        The Company periodically monitors the GIC Portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2003, there were nine securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the nine securities had an unrealized loss that exceeded book value by 20% or greater at December 31, 2003. At December 31, 2003, the Company determined that no investments were considered other-than-temporarily impaired.

        The amortized cost and fair value of the GIC Portfolio, at December 31, 2003, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$9,964	$10,017
Due after one year through five years	8,864	8,919
Due after ten years	344,553	340,685
Mortgage-backed securities (stated maturities of 1 to 30 years)	209,284	206,108
Asset-backed securities (stated maturities of 3 to 40 years)	3,531,672	3,531,957

Total	$4,104,337	$4,097,686

        Proceeds from sales of bonds held in the GIC Portfolio during 2003, 2002 and 2001 were $190.7 million, $274.1 million and $174.2 million, respectively. Gross gains of $10.5 million were realized on sales in 2003, offset by $11.5 million of unrealized losses on derivatives used to hedge the securities that were sold. Gross losses of $0 million, $0.2 million and $0.3 million were realized on sales in 2003, 2002 and 2001, respectively.

4.     DEFERRED ACQUISITION COSTS

        Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of period	$253,777	$240,492	$201,136

Costs deferred during the period:
Ceding commission income	(73,943)	(68,464)	(41,935)
Premium taxes	16,773	13,401	9,653
Compensation and other acquisition costs	135,430	122,441	113,013

Total	78,260	67,378	80,731

Costs amortized during the period	(58,391)	(54,093)	(41,375)

Balance, end of period	$273,646	$253,777	$240,492

5.     STATUTORY ACCOUNTING PRACTICES

        GAAP differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities, which are applicable to the Company's insurance company subsidiaries. The principal differences result from the following statutory accounting practices:

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

  •
  Deferred tax assets are generally admitted to the extent reversals of existing temporary differences in the subsequent year can be recovered through carryback;

  •
  Insured CDS are considered to be insurance contracts, not derivative contracts recorded at fair value;

  •
  Bonds are carried at amortized cost;

  •
  VIEs are not consolidated under statutory accounting standards;

  •
  Surplus notes are recognized as surplus rather than as a liability; and

  •
  Non-insurance company subsidiaries do not prepare accounts applying statutory accounting standards.

        A reconciliation of net income for the calendar years 2003, 2002 and 2001 and shareholders' equity at December 31, 2003 and 2002, reported by the Company on a GAAP basis, to the amounts reported by the insurance company subsidiaries on a statutory basis, is as follows (in thousands):

Net Income:	2003	2002	2001
GAAP BASIS	$290,586	$181,075	$209,496
Non-insurance companies net loss	30,354	1,704	3,083
Premium revenue recognition	(27,867)	(19,624)	(23,113)
Losses and loss adjustment expenses incurred	21,813	20,585	3,867
Deferred acquisition costs	(19,868)	(13,285)	(39,356)
Deferred income tax provision (benefit)	17,303	(23,888)	15,949
Current income tax	(18,049)	(8,162)	(6,239)
Change in fair value of derivatives	(34,796)	48,788
VIE consolidation	(5,120)
Other	8,588	7,895	9,383

STATUTORY BASIS	$262,944	$195,088	$173,070

	December 31
Shareholders' Equity:
	2003	2002
GAAP BASIS	$2,168,436	$1,868,370
Non-insurance companies liabilities, net	139,209	102,954
Premium revenue recognition	(189,823)	(162,788)
Loss and loss adjustment expense reserves	109,237	89,656
Deferred acquisition costs	(273,646)	(253,777)
Contingency reserve	(936,761)	(691,955)
Unrealized gain on investments	(232,877)	(214,148)
Deferred income taxes	199,346	168,452
Surplus notes	154,761	214,865
Other	29,615	62,533

STATUTORY BASIS SURPLUS	$1,167,497	$1,184,162

SURPLUS PLUS CONTINGENCY RESERVE	$2,104,258	$1,876,117

6.     FEDERAL INCOME TAXES

        Prior to the Dexia merger, the Company and its Subsidiaries, except FSA International, filed a consolidated federal income tax return. The calculation of each company's tax benefit or expense was controlled by a tax-sharing agreement that based the allocation of such benefit or expense on a separate-return calculation. Dexia Holdings, Inc. and the Company and its Subsidiaries, except FSA International, filed a consolidated federal income tax return for periods subsequent to the merger, under a new tax-sharing agreement.

        Federal income taxes have not been provided on substantially all of the undistributed earnings of FSA International, since it is the Company's practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $86.7 million, $57.1 million and $41.9 million at December 31, 2003, 2002 and 2001, respectively.

        The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

	December 31,
	2003	2002
Deferred acquisition costs	$85,441	$80,815
Deferred premium revenue adjustments	16,520	17,663
Unrealized capital gains	76,886	67,116
Contingency reserves	96,481	78,433
Undistributed earnings	4,513	3,552
Other	2,008

Total deferred federal income tax liabilities	281,849	247,579

Loss and loss adjustment expense reserves	(34,304)	(27,526)
Deferred compensation	(89,182)	(80,446)
Derivative fair-value adjustments	(5,717)	(15,288)
Other		(9)

Total deferred federal income tax assets	(129,203)	(123,269)

Total deferred federal income taxes	$152,646	$124,310

        No valuation allowance was necessary at December 31, 2003 or 2002.

        A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2003	2002	2001
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(8.4)	(16.4)	(9.8)
Income of foreign subsidiary	(2.8)	(2.5)	(3.0)
Other	0.3	0.1	0.1

Provision for income taxes	24.1%	16.2%	22.3%

        In 2002, the Company changed its method of accounting for taxes in respect of its equity earnings from Fairbanks Capital Holding Corp. (Fairbanks), an unconsolidated affiliate of the Company (see Note 18). Prior to 2002, the Company accounted for its equity earnings from Fairbanks net of income tax at the statutory rate of 35%. Following a change in Fairbanks' investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity earnings from Fairbanks, based on management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million, included in tax-exempt investments in the above reconciliation, relating to this change.

7.     DIVIDENDS AND CAPITAL REQUIREMENTS

        Under the insurance laws of the State of New York, FSA may pay a dividend to the Company without the prior approval of the Superintendent of Insurance of the State of New York (the New York Superintendent) only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding 12 months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such 12-month period. As of December 31, 2003, FSA had $112.6 million available for the payment of dividends over the next 12 months. In addition, at December 31, 2003, the Company held $152.9 million of surplus notes of FSA. Payments of principal or interest on such notes may be made with the approval of the New York Superintendent. In 2003, with the approval of the New York Superintendent, FSA repaid $60.0 million of principal on such notes. In 2002, FSA repaid $28.0 million and subsequently issued an additional $96.9 million of surplus notes to the Company.

8.     CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

        FSA has a credit arrangement aggregating $150.0 million, which is provided by commercial banks and intended for general application to transactions insured by the Subsidiaries. At December 31, 2003, there were no borrowings under this arrangement, which expires on April 23, 2004, if not extended.

        FSA has a standby line of credit commitment in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $865.6 million at December 31, 2003. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2010 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2003.

        FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 10, 2004, unless extended. There were no borrowings under this agreement at December 31, 2003.

        In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $3.6 million for 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

9.     LONG-TERM DEBT

        On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million will be amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities (6.950% Senior QUIDS) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

        On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense.

        On December 19, 2001, the Company issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

10.   EMPLOYEE BENEFIT PLANS

        The Company and its Subsidiaries maintain both qualified and non-qualified non-contributory defined contribution pension plans for the benefit of eligible employees. The Company and its Subsidiaries' contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $4.9 million, $5.1 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Subsidiaries have an employee retirement savings plan for the benefit of eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by Internal Revenue Code Section 401(k). The Subsidiaries' contributions are discretionary, and none have been made.

        Performance shares are awarded under the Company's 1993 Equity Participation Plan. The 1993 Equity Participation Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees of the Company and its Subsidiaries. The amount earned for each performance share depends on the attainment by the Company of certain growth rates of adjusted book value (or, in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share over a three-year period. At the election of the participant at the time of award, growth rates may be determined including or excluding realized and unrealized gains and losses on the Company's investment portfolio. No payout occurs if the compound annual growth rate of the Company's adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

        Performance shares granted under the 1993 Equity Participation Plan were as follows:

	Outstanding at Beginning of Year	Granted During the Year	Earned During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date
2001	1,094,834	310,200	261,034	12,250	1,131,750	$79.04
2002	1,131,750	372,775	380,279	13,901	1,110,345	85.63
2003	1,110,345	342,845	464,778	13,261	975,151	92.72

        The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The Company estimates the final cost of these performance shares and accrues for this expense over the performance period. The expense for the performance shares was $63.1 million, $58.9 million and $48.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        For obligations under the Company's Deferred Compensation Plan (DCP) and Supplemental Executive Retirement Plan (SERP), the Company generally purchases investments expected to perform similarly to the tracking investments chosen by the participants under the plans.

        In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24.0 million. This purchase was intended to fund obligations relating to the Company's Director Share Purchase Program (DSPP), which enables its participants to make deemed investments in the Company's common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. In 2003, 2002 and 2001, $0, $0.3 million and $0.3 million, respectively, of restricted treasury stock was distributed to a director as a DSPP payout.

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

11.   COMMITMENTS AND CONTINGENCIES

        The Company and its Subsidiaries lease office space and equipment under non-cancelable operating leases, which expire at various dates through 2007. Future minimum rental payments are as follows (in thousands):

Year Ended December 31,
2004	$5,397
2005	4,349
2006	1,460
2007	841

Total	$12,047

        Rent expense for the years ended December 31, 2003, 2002 and 2001 was $7.3 million, $6.2 million and $6.2 million, respectively.

        During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. The Company is not subject to any material pending legal proceedings.

12.   REINSURANCE

        The Subsidiaries obtain reinsurance to increase their policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Subsidiaries reinsure portions of their risks with affiliated (see Note 14) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

        In the event that any or all of the reinsuring companies are unable to meet their obligations to the Subsidiaries, or contest such obligations, the Subsidiaries would be liable for such defaulted amounts. Certain of the reinsuring companies have provided collateral to the Subsidiaries to secure their reinsurance obligations.

        Amounts of ceded and assumed business were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Written premiums ceded	$281,541	$270,954	$165,932
Written premiums assumed	3,294	2,443	3,130
Earned premiums ceded	159,350	134,093	99,251
Earned premiums assumed	3,832	4,079	3,653
Losses and loss adjustment expense payments ceded	16,993	(2,513)	(4,199)
Losses and loss adjustment expense payments assumed	—	—	—
	December 31,
	2003	2002
Principal outstanding ceded	$96,824,422	$92,141,112
Principal outstanding assumed	1,935,306	2,000,422
Deferred premium revenue ceded	695,398	557,659
Deferred premium revenue assumed	13,060	13,331
Losses and loss adjustment expense reserves ceded	59,235	75,950
Losses and loss adjustment expense reserves assumed	592	728

13.   OUTSTANDING EXPOSURE AND COLLATERAL

        The Company's policies insure the scheduled payments of principal and interest on asset-backed (including FSA-insured CDS) and municipal obligations. The net par outstanding as of December 31, 2003 and 2002 and the contractual terms to maturity are as follows (in millions):

	December 31, 2003		December 31, 2002
Terms to Maturity(1)
	Asset-Backed(2)	Municipal	Asset-Backed(2)	Municipal
0 to 5 years	$58,500	$8,174	$64,158	$8,781
5 to 10 years	33,063	20,248	33,908	18,221
10 to 15 years	6,806	36,841	4,781	31,936
15 to 20 years	1,450	45,145	1,667	33,809
20 years and above	18,709	60,530	21,579	44,430

Total	$118,528	$170,938	$126,093	$137,177

(1)
Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(2)
Excludes $4,474 million and $2,430 million, in 2003 and 2002, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's insurance exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

        The par amount ceded as of December 31, 2003 and 2002 and the terms to maturity are as follows (in millions):

	December 31, 2003		December 31, 2002
Terms to Maturity
	Asset-Backed	Municipal	Asset-Backed	Municipal
0 to 5 years	$9,372	$1,946	$10,130	$2,130
5 to 10 years	7,585	5,837	6,851	4,628
10 to 15 years	2,682	11,256	3,699	10,105
15 to 20 years	1,971	17,239	1,428	16,433
20 years and above	3,590	35,346	5,906	30,830

Total	$25,200	$71,624	$28,014	$64,126

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The net par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral (in millions):

	Net of Amounts Ceded(1) December 31,		Ceded December 31,
Types of Collateral
	2003	2002	2003	2002
Residential mortgages	$20,682	$23,379	$4,031	$5,480
Consumer receivables	14,039	19,454	5,033	5,954
Pooled corporate obligations	78,147	78,113	11,936	13,007
Other asset-backed obligations	5,660	5,147	4,200	3,573

Total asset-backed obligations	$118,528	$126,093	$25,200	$28,014

(1)
Excludes $4,474 million and $2,430 million, in 2003 and 2002, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries. Such amounts are included in FSA's insurance exposures. The consolidated financial statements of the Company reflect the FSA-insured GICs as GIC liabilities instead of as insurance exposure because the GIC Subsidiaries are consolidated with the Company.

        The net par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issue (in millions):

	Net Par Outstanding December 31,		Ceded December 31,
Types of Issues
	2003	2002	2003	2002
General obligation bonds	$67,212	$54,563	$20,184	$18,388
Housing revenue bonds	7,597	5,833	2,074	1,687
Municipal utility revenue bonds	30,024	23,442	14,270	13,468
Health care revenue bonds	7,051	5,970	6,971	6,683
Tax-supported non-general obligation bonds	33,835	27,556	13,526	12,391
Transportation revenue bonds	10,744	7,640	7,376	5,748
Other municipal bonds	14,475	12,173	7,223	5,761

Total municipal obligations	$170,938	$137,177	$71,624	$64,126

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

        The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding (in millions) of insured municipal securities as of December 31, 2003:

State	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding	Ceded Par Amount Outstanding
California	895	$24,789	14.5%	$8,692
New York	575	15,727	9.2	8,858
Texas	669	12,128	7.1	5,341
Pennsylvania	643	10,550	6.2	2,948
Florida	259	10,007	5.9	3,582
New Jersey	524	8,673	5.1	3,879
Illinois	622	7,774	4.5	3,253
Washington	267	6,140	3.6	2,445
Michigan	359	5,134	3.0	1,572
Massachusetts	185	5,016	2.9	2,147
Wisconsin	412	4,038	2.4	1,263
Ohio	212	3,732	2.2	1,928
Indiana	210	3,581	2.1	578
All other U.S. jurisdictions	2,450	47,504	27.8	19,884
International	70	6,145	3.5	5,254

Total	8,352	$170,938	100.0%	$71,624

14.   RELATED PARTY TRANSACTIONS

        The Subsidiaries ceded premiums of $48.8 million, $23.4 million and $12.8 million to subsidiaries of XL Capital Ltd (XL), which owns an interest in FSA International, for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2003 and 2002 for reinsurance ceded to subsidiaries of XL were $60.8 million and $32.0 million, respectively. The amounts included in reinsurance recoverable for unpaid losses at December 31, 2003 and 2002 for reinsurance ceded to subsidiaries of XL were $10.9 million and $7.4 million, respectively.

        The Subsidiaries had premiums earned of $2.5 million, $5.0 million and $4.4 million in the first half of 2003 and the years ended 2002 and 2001, respectively, relating to the guarantees of debt issued or assets purchased by FSA Global. Intercompany premiums earned relating to FSA Global have been eliminated in consolidation for periods subsequent to July 1, 2003.

        The Subsidiaries had premiums earned of $20.5 million, $17.3 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, relating to business with affiliates of Dexia. Deferred premium revenue relating to those transactions was $6.9 million and $7.7 million at December 31, 2003 and 2002, respectively. Gross par outstanding relating to those transactions was $16,824.9 million and $16,166.0 million at December 31, 2003 and 2002, respectively. The Company also paid Dexia a fee of $0.7 million and $3.3 million in 2003 and 2002, respectively, relating to business in which both Dexia and the Company are involved. For the years ended December 31, 2003, 2002 and 2001, the Company recorded net revenues of $52.9 million, net expenses of $3.7 million and net revenues of $0.5 million, respectively, relating to swaps where Dexia was the counterparty. At December 31, 2003 and 2002, the Company recorded other assets of $233.3 million and other liabilities of $3.1 million, respectively, primarily relating to swaps where Dexia was the counterparty. In addition, the Company had $154.3 million in VIE debt at December 31, 2003, relating to debt issued to Dexia. During 2003, the Company recorded $3.3 million in VIE net interest expense relating to such debt.

15.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company determines fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        Bonds, GIC bond portfolio, GIC bond portfolio pledged as collateral and VIE bond portfolio—The carrying amount represents fair value. The fair value is based on quoted market price.

        Short-term investments, including the GIC short-term investment portfolio and VIE short-term investments—The carrying amount is fair value, which approximates cost due to the short maturity of these instruments.

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

        Notes payable—The carrying amount of notes payable represents the principal amount. The fair value is based on quoted market price.

        Installment premiums—Consistent with industry practice, there is no carrying amount for installment premiums since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to the treatment of deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be received under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

        GICs and VIE debt—The fair value is the present value of the expected cash flows as of the reporting date.

        Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses—The carrying amount is fair value, which is the net present value of the expected cash flows for specifically identified claims and potential losses in the Company's insured portfolio.

        Fair-value adjustments on derivatives—The carrying amount represents fair value. The Company uses quoted market prices, when available, to determine fair value. If quoted market prices are not available, management uses internally developed estimates.

        The table below shows the carrying amount and fair value of the Company's financial instruments (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Bonds	$3,508,649	$3,508,649	$2,829,763	$2,829,763
Short-term investments	224,429	224,429	375,688	375,688
GIC bond portfolio	4,031,263	4,031,263	1,827,312	1,827,312
GIC short-term investment portfolio	228,812	228,812	4,632	4,632
GIC bond portfolio pledged as collateral	66,423	66,423
VIE bonds	1,510,561	1,510,561
VIE short-term investments	11,102	11,102
Cash	19,460	19,460	31,368	31,368
Securitized loans	440,611	431,840	437,462	437,231
Fair-value adjustments on derivatives	407,742	407,742
Receivable for investments sold	389	389	92	92
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	1,166,562	949,469	$892,552	$738,738
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	174,173	174,173	147,668	147,668
GICs	4,198,915	4,192,187	2,449,033	2,449,813
VIE debt	2,537,466	2,537,466
Notes payable	430,000	439,264	430,000	438,380
Fair-value adjustments on derivatives	25,405	25,405	58,755	58,755
Payable for investments purchased	116,878	116,878	10,490	10,490
Off-balance-sheet instruments:
Installment premiums	—	381,686	—	382,368

16.    LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

        Activity in the liability for losses and loss adjustment expenses, which consists of the case and general reserves, is summarized as follows (in thousands):

	2003	2002	2001
Balance at January 1	$223,618	$114,428	$116,336
Less reinsurance recoverable	75,950	28,880	24,617

Net balance at January 1	147,668	85,548	91,719
Incurred losses and loss adjustment expenses:
Current year	22,375	21,133	8,203
Prior years	12,111	44,480	4,294
Restructured transaction	(2,231)
Paid losses and loss adjustment expenses, net:
Prior years	(5,750)	(3,493)	(18,668)

Net balance December 31	174,173	147,668	85,548
Plus reinsurance recoverable	59,235	75,950	28,880

Balance at December 31	$233,408	$223,618	$114,428

        During 2001, the Company increased its general reserve by $12.5 million, of which $8.2 million was for origination of new business and $4.3 million was for the accretion of the discount on prior years' reserves. Also during 2001, the Company transferred to the general reserve $0.1 million representing recoveries received on prior-year transactions and transferred $8.7 million from the general reserve to case reserves. Giving effect to these transfers, the general reserve totaled $69.1 million at December 31, 2001.

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those defaults to a cash flow model using (i) a timing sequence dependent on the portfolio's rating and maturity composition, (ii) an estimate of collateral recovery values for severity and (iii) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management utilized the Moody's idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody's 30-year average default rate. The per-period default rate was calculated based on the Moody's weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent adverse observations. At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's general reserve ($31.0 million) and (ii) amounts already existing in its general reserve ($20.5 million), including general reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company's general reserve resulted in a corresponding increase to losses and loss adjustment expenses in the income statement of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims on these transactions for several years, but may elect to do so at an earlier date at its discretion. Application of this methodology resulted in recording $68.8 million in gross case reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case reserves in 2002. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the general reserve in order to reflect its recent adverse experience. As a result, the general reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than approximately $14.9 million that would have been accrued using the prior assumptions.

        During 2002, the Company increased its general reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for origination of new business and $3.4 million was for accretion of the discount on prior years' reserves. Also during 2002, the Company transferred to the general reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the general reserve to case reserves. Giving effect to these transfers, the general reserve totaled $89.7 million at December 31, 2002.

        During 2003, the Company charged $34.5 million to loss expense, comprised of $9.2 million related to the CDO portfolio discussed above, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years' reserves. The general reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the general reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the general reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet (see Note 22). Giving effect to these transfers, the general reserve totaled $111.5 million at December 31, 2003.

        The cumulative amount of discount taken was approximately $65.9 million, $44.7 million and $29.6 million at December 31, 2003, 2002 and 2001, respectively.

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(in thousands)
2003
Gross premiums written	$129,554	$294,832	$262,127	$209,313	$895,826
Net premiums written	92,185	187,884	182,946	151,269	614,284
Net premiums earned	80,090	88,158	95,460	92,665	356,373
Net investment income	36,533	37,776	38,991	40,748	154,048
Losses and loss adjustment expenses	6,300	6,595	14,638	6,953	34,486
Net realized and unrealized gains (losses) on derivative instruments	(225)	2,365	8,259	29,043	39,442
Income before income taxes and cumulative effect of accounting change	83,760	88,763	81,851	121,999	376,373
Cumulative effect of accounting change, net of taxes			4,800		4,800
Net income	65,825	68,089	66,081	90,591	290,586
2002
Gross premiums written	$144,591	$170,838	$215,170	$273,102	$803,701
Net premiums written	95,241	125,186	149,304	163,016	532,747
Net premiums earned	69,698	77,053	80,087	88,042	314,880
Net investment income	33,398	35,100	34,457	36,165	139,120
Losses and loss adjustment expenses	2,912	39,207	8,876	14,618	65,613
Net realized and unrealized gains (losses) on derivative instruments	(8,228)	(16,470)	(54,296)	(15,383)	(94,377)
Income before taxes	70,033	56,252	33,437	56,457	216,179
Net income	54,120	45,405	34,396	47,154	181,075

        Certain prior-quarter balances have been reclassified to conform to the year-end presentation.

18.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company made equity investments in Fairbanks of $0, $13.4 million and $15.0 million in 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had a 29.8% interest in Fairbanks. The Company's investment in Fairbanks is accounted for using the equity method of accounting.

Amounts recorded by the Company in connection with Fairbanks at December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Investment in Fairbanks, including $7.6 million of goodwill	$46,423	$59,971	$32,785
Equity in earnings from Fairbanks, net of goodwill amortization (in 2001)	(13,548)	13,795	3,916

        At December 31, 2003 and 2002, the Company's retained earnings included $3.5 million and $17.0 million, respectively, of accumulated undistributed earnings of Fairbanks.

        Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by Fairbanks are considered "sub-prime," reflecting the lower than "prime" credit quality of the borrower/homeowner. Fairbanks is owned 56.8% by The PMI Group Inc. and 29.8% by the Company, with the remainder owned by certain founders of Fairbanks.

        Fairbanks' business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (FTC) informed Fairbanks that it was investigating whether Fairbanks' loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into Fairbanks' servicing practices. Certain of Fairbanks' shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks' servicing operations.

        Fairbanks is also subject to private litigation, including a number of putative class action suits, alleging violations of federal and/or state laws. The publicity surrounding sub-prime lending and servicing practices may result in the filing of other putative class action suits against Fairbanks.

        Fairbanks is highly leveraged and dependent on credit facilities to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes. In May 2003, Moody's and S&P downgraded their loan servicer rankings for Fairbanks from strong to below average. These actions constituted potential events of default under Fairbanks' credit facilities, which led to a restructuring of and amendments to the credit facilities in June 2003.

        In order to address alleged violations of various federal and state laws, Fairbanks is reimbursing certain fees allegedly collected improperly and is changing certain of its loan servicing practices, including the types and amounts of fees collected without admitting any violations. Due to these developments, future income from Fairbanks' operations is expected to be reduced. While the impairment analysis performed by the Company did not result in a write-down of the investment, the Company continues to monitor the value of its investment in Fairbanks.

        On November 12, 2003, the FTC announced a settlement with Fairbanks, resolving the FTC's and HUD's civil allegations against Fairbanks. The settlement requires Fairbanks to pay $40.0 million to the FTC to compensate consumers who suffered harm, enjoins Fairbanks from future law violations and imposes new restrictions on Fairbanks' business practices. The settlement is contingent on approval by a federal district court in Massachusetts and is expected to be coordinated with a related settlement in a class action lawsuit. The Company guaranteed 34.4% of Fairbanks' obligations under a $30.7 million letter of credit that may be drawn upon by the FTC as security for a portion of the $40.0 million payment required under the terms of the FTC's settlement agreement with Fairbanks. Any payment by the Company under this agreement would be recorded as an additional equity investment in Fairbanks. The settlement amount and other costs, aggregating $55.0 million, have been reflected in Fairbanks', and hence the Company's, results for 2003.

        The Company has a 15% interest in XL Financial Assurance Ltd, a financial guaranty insurance subsidiary of XL. The Company's investment in XLFA is accounted for using the equity method of accounting because the Company has significant influence over XLFA's operations. Amounts recorded by the Company in connection with XLFA as of December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Investment in XLFA	$64,440	$52,206	$49,726
Equity in earnings from XLFA	19,077	9,145	8,356
Dividends received from XLFA	6,640	6,665	1,492

        At December 31, 2003 and 2002, the Company's retained earnings included $25.7 million and $13.2 million, respectively, of accumulated undistributed earnings of XLFA.

19.   MINORITY INTEREST IN SUBSIDIARY

        In November 1998, FSA International sold to XL $20.0 million of preferred shares representing a minority interest in FSA International, which is a Bermuda-based financial guaranty subsidiary of FSA. In December 1999, FSA International sold to XL an additional $10.0 million of preferred shares to maintain its minority ownership percentage. The preferred shares are Cumulative Participating Voting Preferred Shares, which in total have a minimum fixed dividend of $1.5 million per annum. In 2003 and 2002, FSA International paid preferred dividends of $3.3 million and $8.7 million, respectively, to XL. For the years ended December 31, 2003, 2002 and 2001, the Company recognized minority interest of $9.3 million, $6.7 million and $8.9 million, respectively.

20.   GICs

        The obligations under GICs may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2003, the interest rates on these GICs were between 0.8% and 6.07% per annum.

        Payments due under GICs, excluding hedge accounting adjustments and prepaid interest of $14.7 million, in each of the next five years ending December 31 and thereafter, based on expected withdrawal dates, are as follows (in thousands):

Expected Withdrawal Date	Principal Amount
2004	$1,363,178
2005	789,141
2006	459,219
2007	466,934
2008	130,738
Thereafter	1,004,447

Total	$4,213,657

21.   DERIVATIVE INSTRUMENTS

        In August 2002, the Company terminated its exposure under its single-corporate-name CDS program in exchange for paying termination costs of $43.0 million, which were included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

        FSA has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $57.7 million, $35.0 million and $15.4 million in net earned premiums under these agreements for the years ended December 31, 2003, 2002 and 2001, respectively. The changes in fair value, which were gains of $34.8 million, losses of $50.2 million and gains of $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income and in accrued expenses and other liabilities. The Company included the net par outstanding of $63.8 billion relating to these CDS transactions at December 31, 2003 in the asset-backed balances in Note 13. The losses or gains recognized by recording these contracts at fair value will be determined each quarter based on an estimate of fair value by analyzing pricing of Super Triple-A (defined as having first-loss protection of 1.3 times the level required for a Triple-A rating) swap guarantees and other indicative market prices, as appropriate, for the implied rating of each underlying obligation. The Company does not believe the fair-value adjustments are an indication of potential claims under FSA's guarantees. The inception-to-date net unrealized loss was recorded in accrued expenses and other liabilities and was $9.4 million and $44.2 million at December 31, 2003 and 2002, respectively.

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest-rate and foreign currency exposure of the Company's GICs, GIC bond portfolio, VIE debt and VIE bond portfolio and are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert the fixed-rate obligations into U.S. floating-rate obligations. The gains and losses relating to these fair-value hedges are included in GIC net interest income, GIC net interest expense, VIE net interest income and VIE net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a net gain of $0.6 million, a net loss of $0.2 million and a net gain of $0.2 million, respectively, relating to the ineffectiveness of these hedges. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a net gain of $5.0 million, $4.3 million and $0, respectively, relating to failed hedges. The inception-to-date net unrealized loss on these derivatives was recorded in accrued expenses and other liabilities and was $15.8 million and $12.1 million at December 31, 2003 and 2002, respectively.

22.   SECURITIZED LOANS

        In 2003 and 2002, FSA exercised certain rights available under its financial guaranty policies and indentures relating to certain loan-backed notes issued by trusts. Those rights allowed FSA to accelerate the insured notes and pay claims under its insurance policy on an accelerated basis. Refinancing vehicles reimbursed FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by the GIC Subsidiaries. FSA maintains significant first-loss and quota share reinsurance on these transactions.

        Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with FSA for accounting purposes. FSA also consolidated the refinancing vehicles.

        Although the securitized loans are included on FSA's balance sheet, the securitized loans continue to support FSA-insured transactions exclusively, subject to considerable first-loss and quota share reinsurance. In accordance with AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," the Company has recorded the securitized loans at cost net of losses at the date of purchase, has determined cash flows from the pools of securitized loans, net of reinsurance, and is recording income based on the effective yield method. The cash flows on the securitized loans will be monitored and the effective yield modified to reflect any change in the cash flow estimate on a prospective basis (see Note 26).

23.   SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial products segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a pre-specified rate. The following tables summarize the financial information (in thousands) by segment at, and for the years ended, December 31, 2003 and 2002:

	For the Year Ended December 31, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$610,509	$21,827		$632,336
Intersegment	5,644	24,083	(29,727)
Expenses:
External	199,764	52,116		251,880
Intersegment	24,083	5,644	(29,727)
Income before income taxes	388,223	(11,850)		376,373
Segment assets	8,354,652	5,018,140	(1,068,277)	12,304,515

	For the Year Ended December 31, 2002
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$397,647	$22,451		$420,098
Intersegment		5,619	(5,619)
Expenses:
External	194,044	32,506		226,550
Intersegment	5,619		(5,619)
Income before income taxes	220,615	(4,436)		216,179
Segment assets	5,096,577	2,454,383	(523,477)	7,027,483

        The inter-segment assets consist of intercompany notes that are in the financial products investment portfolio and GICs issued by the GIC Subsidiaries that are in the financial guaranty investment portfolio. The inter-segment revenue relates to interest income on the intercompany assets.

24.   OTHER ASSETS AND LIABILITIES

        The detailed balances that comprise other assets and accrued expenses and other liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Other Assets:
Fair value of VIE derivatives	$407,742	$
Securities purchased under agreements to resell	175,000		90,000
Deferred compensation trust	97,514		83,380
Asset-backed senior notes	71,099		92,605
Tax and loss bonds	85,512		67,463
Accrued interest on VIE derivatives	59,100
Accrued interest income	47,634		42,099
Other assets	180,462		142,492

Total Other Assets	$1,124,063		$518,039

	2003	2002
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$116,878	$10,490
Deferred compensation trust	97,262	83,031
Share performance plan	114,165	98,087
Securities sold under agreements to repurchase	63,965
Fair-value adjustments on derivatives	25,405	58,755
Other liabilities	304,009	231,578

Total Accrued Expenses and Other Liabilities	$721,684	$481,941

25.   VARIABLE INTEREST ENTITIES

        In January 2003, the FASB issued FIN 46, which addresses consolidation of VIEs that have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (ii) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46R). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

        The Company applied FIN 46 and consolidated for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control rights of another VIE, Premier, on July 1, 2003, the Company consolidated Premier beginning July 1, 2003. FIN 46R requires that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The increase in total assets and total liabilities related to the consolidation of these entities was $2.0 billion. Any differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. Similarly, Canadian Global and Premier have GICs issued by the GIC Subsidiaries in their investment portfolios. In each such case, the Company's GIC liability and asset are eliminated in consolidation. At December 31, 2003, $559.9 million was eliminated as a result of such consolidation. In the cases of FSA Global and Canadian Global, permitted activities are limited by charter and do not involve active management; the legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets they hold, except in automatic response to the terms of such financial assets; and the VIEs are structured as bankruptcy-remote entities. The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the Condensed Consolidated Financial Statements for December 31, 2003.

        Following is a summary of the impact on the consolidated balance sheet of consolidating the VIEs at December 31, 2003 (in thousands):

	Premier/ FSA Global	Canadian Global	Intercompany Eliminations		VIE Total
Bonds	$1,475,561	$35,000	$		$1,510,561
GIC assets	430,103	129,750		(559,853)
Short-term investments	6,081	5,021			11,102
Other assets	474,877	49,477			524,354
Other financial guaranty assets				(2,863)	(2,863)

Total assets	$2,386,622	$219,248		$(562,716)	$2,043,154
Debt	$2,335,902	$201,564			$2,537,466
GIC liability				(559,853)	(559,853)
Other liabilities	51,647	17,684			69,331
Other financial guaranty liabilities				(2,863)	(2,863)

Total liabilities	$2,387,549	$219,248		$(562,716)	$2,044,081

        Following is a summary of the impact in the consolidated statement of operations of consolidating the VIEs for the year ended December 31, 2003 (in thousands):

	Premier/ FSA Global	Canadian Global	Intercompany Eliminations	VIE Total
VIE net interest income	$25,754	$1,729	$(5,644)	$21,839
Other income		689	(675)	14
Net premiums written			(2,690)	(2,690)

Total revenues	$25,754	$2,418	$(9,009)	$19,163
VIE net interest expense	$23,305	$786		$24,091
Other expenses	2,232	1,528	(3,365)	395
Financial products net interest income			(5,644)	(5,644)

Total expenses	$25,537	$2,314	$(9,009)	$18,842

VIE Investments

        All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA's insurance, at December 31, 2003 was as follows:

Rating (1)	Percent of Bonds
AAA	3.7%
AA	4.3
A	72.0
BBB	20.0

100.0%

(1)
Ratings are based on the higher of Moody's or S&P ratings available at December 31, 2003.

        The amortized cost and fair value of bonds in the VIE Portfolio were as follows (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Losses		Fair Value
Obligations of states and political subdivisions	$16,200	$		$16,200
Corporate securities	181,163		(846)	180,317
Foreign securities	211,952		(335)	211,617
Asset-backed securities	1,102,427			1,102,427

Total	$1,511,742		$(1,181)	$1,510,561

        The following table shows the gross unrealized losses and fair value (in thousands) of securities in the VIE Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	12 months or more
	Fair Value	Unrealized Losses
Corporate securities	$88,262	$846
Foreign securities	61,206	335

Total	$149,468	$1,181

        The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2003, there were nine securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the nine securities had an unrealized loss that exceeded book value by 20% or greater at December 31, 2003. At December 31, 2003, the Company determined that no investments were considered other-than-temporarily impaired.

        The amortized cost and fair value of bonds in the VIE Portfolio at December 31, 2003, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$20,000	$19,972
Due after one year through five years	362,796	361,731
Due after five years through ten years	10,319	10,231
Due after ten years	16,200	16,200
Asset-backed securities (stated maturities of 1 to 18 years)	1,102,427	1,102,427

Total	$1,511,742	$1,510,561

        At December 31, 2003, the interest rates on VIE Debt were between 1.12% and 10.0% per annum.

        Payments due under the VIE Debt (including $1,020.5 million of interest accretion on zero coupon obligations and excluding $155.2 million of hedge accounting adjustments) in each of the next five years ending December 31 and thereafter, are as follows (in thousands):

Year	Principal Amount
2004	$211,900
2005	205,932
2006	67,674
2007	185,154
2008	39,788
Thereafter	2,692,272

Total	$3,402,720

26.   RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3: Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 supersedes Practice Bulletin 6 for transactions entered into after the initial application of SOP 03-3. For loans acquired in fiscal years prior to the effective date of SOP 03-3 and within the scope of Practice Bulletin 6 (such as securitized loans, see Note 22), SOP 03-3 amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected.

        SOP 03-3 requires that the investor recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. SOP 03-3 prohibits investors from displaying differences from expected cash flows in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

        SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and that fall within the scope of Practice Bulletin 6 as it applies to decreases in cash flows expected to be collected, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004. Management believes that the implementation of SOP 03-3 will not have a material effect on the Company's financial position, results of operations or cash flows.

        In December 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 requires the Company to disclose certain information about unrealized holding losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements are effective for fiscal years ending after December 15, 2003, and require the Company to make disclosure in its financial statements about investments in debt or marketable equity securities with market values below carrying values. See Notes 3 and 25 for disclosures required by EITF 03-01.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

        On May 16, 2003, the Company's shareholders appointed ten directors to serve until the Company's next annual meeting of shareholders or until their earlier resignation or removal. James H. Ozanne, a director of the Company elected in May 2002, resigned in May 2003 when he became the Chief Executive Officer of Fairbanks Capital Holding Corp., and did not stand for reelection. Information about the directors is set forth below in this Item, under the caption "Directors and Executive Officers" in Item 12 and in Item 13.

Dirk Bruneel Age 53	Director of the Company since November 2001. Mr. Bruneel has been a member of the Management Board of Dexia S.A. since July 2001, and Chairman of the Management Board of Dexia Bank Nederland N.V. since November 2002. He is currently the Chairman of the Board of Directors of Dexia Securities France S.A., a member of the Supervisory Board of Dexia Municipal Agency S.A. and Chairman of the Board of Directors of Artesia Mortgage Capital Corporation. Mr. Bruneel served as Chairman of the Management Committee of Artesia Banking Corporation (a Belgian-based bank acquired by Dexia S.A. in July 2001) from November 1998 until August 2001 and of BACOB Bank s.c. from January 1995 until August 2001, and was a member of the Management Committee of Dexia Bank from July 2001 through January 2002. He currently serves as a member of the Board of Directors of DVV Verzekeringen NV, Ehsal and VEV, and Treasurer of Vlaams Omroeporkest en Kamerkoor.
Robert P. Cochran Age 54
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
Bruno Deletre Age 42
Director of the Company since September 2001. Mr. Deletre has been a member of the Executive Board and Managing Director of Dexia Crédit Local since May 2001. Prior to that time, he held various positions in the French Ministry of Finance -Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997. He is chairman of the board of Dexia Global Structured Finance.
Robert N. Downey Age 68
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

Jacques Guerber Age 54
Director of the Company since September 2002. Mr. Guerber has been chairman of the Executive Board of Dexia Crédit Local, a subsidiary of Dexia S.A. formerly known as Crédit Local de France, since January 2000 and a member of the Executive Committee of Dexia S.A. since December 1999. He was previously senior executive vice president of Crédit Local de France since 1996 and a member of that company's Management Board since 1988. Earlier, he held management positions in the Local Development Division of Caisse des Dépôts et Consignations.
David O. Maxwell Age 73
Director of the Company since August 1994. Mr. Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a member of the advisory boards of Centre Partners II, L.P. and Centre Partners III, L.P.
Séan W. McCarthy Age 45
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
Pierre Richard Age 63
Director and Vice Chairman of the Company since July 2000. Mr. Richard was appointed Group Chief Executive and Chairman of the Executive Committee of Dexia S.A. in December 1999 after its reorganization. He had been co-Chairman of Dexia Group since its creation through the alliance between Crédit Local de France and Crédit Communal de Belgique in December 1996. In October 1987, when Crédit Local de France was incorporated, he became its Chief Executive Officer and then, in December 1993, after the firm's privatization, he was named Chairman and Chief Executive Officer. He previously served as Deputy General Manager of Caisse des Dépôts et Consignations and, before that, as head of the Local Authorities Department at the French Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Compagnie Nationale Air France, Le Monde SA, Credit du Nord and Generali France Holding. He has been decorated as an Officier of the Légion d'Honneur and the Ordre National du Mérite and as a Commandeur of the Ordre of Leopold II.
Roger K. Taylor Age 52
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

Rembert von Lowis Age 50
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

Executive Officers of the Company

        In addition to Messrs. Cochran and McCarthy (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers consist of the full-time members of the Management Committee.

Name	Age	Position
Russell B. Brewer II	47	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA
Joseph W. Simon	45	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Bruce E. Stern	50	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA

        The present principal occupation and five-year employment history of each of the above-named executive officers of the Company, as well as other directorships of corporations currently held by each such person, are set forth below:

        Mr. Brewer has been a Managing Director of FSA since March 1989 and the Chief Risk Management Officer of FSA since September 2003. Mr. Brewer was the Chief Underwriting Officer of FSA from September 1990 until September 2003. He has been a Managing Director of the Company since May 1999 and a director of FSA since September 1993. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of FSA. Prior to joining FSA in 1986, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

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

        In November 2003, Daniel C. Farrell, who had been the Managing Director of FSA in charge of FSA's Corporate Finance Group since December 2000 and a member of the Management Committee of the Company since January 2002, resigned in order to pursue other opportunities.

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. During 2003, the Audit Committee consisted of Messrs. Von Lowis (who served as Chairman), Deletre and Maxwell and, until his resignation as a director in May 2003, Mr. Ozanne.

Audit Committee Financial Expert

        The Board of Directors of the Company has determined that Audit Committee member David O. Maxwell is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Maxwell is independent within the meaning of Rule 10A-3 of the Exchange Act. Because the Company has only debt securities listed on the New York Stock Exchange ("NYSE"), the independence standards for audit committee members imposed by the NYSE are not applicable to the Company.

Code of Ethics

        The Company has adopted a code of ethics for directors, officers (including the Company's principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Conduct. The Company will provide to any person without charge, upon request, a copy of the Code of Conduct. Any such request should be made to the Company in writing or by telephone, to:

        Financial Security Assurance Holdings Ltd.
        350 Park Avenue
        New York, NY 10022
        Attn: General Counsel.

        The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K of the Exchange Act, by posting such information on its website, www.fsa.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon the Merger in July 2000, the Company's Common Stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the Company no longer has equity securities registered under Section 12 of the Exchange Act, and the reporting obligations of Section 16 of the Exchange Act no longer apply.

Item 11.    Executive Compensation.

Summary Compensation Table

        The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001.

		Annual Compensation			Long-Term Compensation(1)
Name and Principal Position	Year	Salary	Bonus(2)	LTIP Payouts(2)	All Other Compensation(3)
Robert P. Cochran Chairman of the Board and Chief Executive Officer	2003 2002 2001	$490,000 490,000 490,000	$3,200,000 2,600,000 3,400,000	$9,213,941 3,078,527 3,460,856	$4,758,391 115,000 1,928,646
Séan W. McCarthy President and Chief Operating Officer	2003 2002 2001	300,000 300,000 300,000	2,800,000 2,400,000 2,500,000	6,858,901 3,609,374 3,024,757	450,111 127,823 110,709
Russell B. Brewer II Managing Director and Chief Underwriting Officer	2003 2002 2001	240,000 230,000 230,000	800,000 600,000 770,000	2,259,243 1,289,911 1,100,268	1,791,762 74,700 727,407
Bruce E. Stern Managing Director, General Counsel and Secretary	2003 2002 2001	240,000 230,000 230,000	800,000 650,000 770,000	2,269,286 1,304,909 1,093,904	1,463,776 74,700 549,894
Joseph W. Simon(4) Managing Director and Chief Financial Officer	2003 2002	240,000 172,500	500,000 400,000	0 0	0 0

(1)
No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2)
Annual compensation for each year includes bonus and LTIP payouts received or deferred by the named executive officer in January or February of the subsequent year. LTIP payouts were made to or deferred by each named executive for each year shown in the table above with respect to performance shares for the three-year performance cycle ending December 31 of such year.

(3)
All Other Compensation includes the excess, if any, of (a) income credited by the Company to participants under the Company's Deferred Compensation Plan ("DCP") and Supplemental Executive Retirement Plan ("SERP") over (b) a market rate of interest identified by the Internal Revenue Service as a proxy for the rate the Company would be paying to a lender if the Company had paid out the deferred compensation or SERP contribution up front and did not have the use of the funds. The Company currently match funds substantially all phantom investments made by participants in the DCP and SERP. Investment alternatives under the DCP and SERP include: (a) mutual funds; (b) shares of certain companies; and (c) in the case of director participants, shares under a share purchase program described below under the caption "Director Share Purchase Program"). Since the Company match funds substantially all phantom investments under the DCP and SERP, the principal cost associated with these plans comes from the recognition of gains on matched investments if and when realized by the Company, prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Set forth below are amounts included in All Other Compensation equaling the excess of (a) the amount of income credited under the DCP and SERP over (b) 6.16% for 2003, 5.76% for 2002 and 5.92% for 2001.

Officer	2003	2002	2001
Robert P. Cochran	$4,668,391	—	$1,813,646
Séan W. McCarthy	360,111	$37,823	20,709
Russell B. Brewer II	1,701,762	—	654,057
Bruce E. Stern	1,373,776	—	476,544
Joseph W. Simon	—	—	—

  All Other Compensation also includes contributions by the Company to a defined contribution pension plan ("Pension Plan") and the SERP as follows:

	2003		2002		2001
Officer	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Robert P. Cochran	$18,000	$72,000	$15,300	$74,700	$15,300	$74,700
Séan W. McCarthy	18,000	72,000	15,300	74,700	15,300	74,700
Russell B. Brewer II	18,000	72,000	15,300	59,400	15,300	58,050
Bruce E. Stern	18,000	72,000	15,300	59,400	15,300	58,050
Joseph W. Simon	N/A	N/A	N/A	N/A	N/A	N/A

  Pension Plan and SERP amounts shown for each year were paid during that year and accrued during the prior year. All Other Compensation also includes amounts paid by the Company for other fringe benefits.

(4)
Mr. Simon joined the Company as Chief Financial Officer in April 2002.

Employment Agreements and Arrangements; Change in Control Provisions

        In connection with the Merger, each of Messrs. Cochran and McCarthy entered into four-year employment agreements with the Company, effective July 5, 2000, the date of the Merger. The employment agreements generally guarantee continuation of compensation and benefits through July 5, 2004. Compensation consists of (i) base salary at the annual rate in effect immediately prior to the Merger, subject to increase at the Board's discretion; (ii) annual bonus equal to a minimum percentage of a defined "bonus pool"; and (iii) annual grants of performance shares under the Company's 1993 Equity Participation Plan, as amended (the "Equity Plan"), equal to no less than 50% of the number of performance shares granted to such executive officer in 2000. The bonus pool equals 7% of the after-tax growth in adjusted book value for the year, excluding realized and unrealized gains/losses on investments and including a return on equity modifier consistent with the Company's practice in effect before the Merger. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $19.7 million after giving effect to 2003 bonuses (paid in the first quarter of 2004), may also be distributable. Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.6% and 4.25%, respectively, of the bonus pool and, if applicable, the reserve pool. The employment agreements provide that an additional 2.02% of the bonus pool and, if applicable, the reserve pool, will be allocated among those two executive officers as determined by the Human Resources Committee. The employment agreements also provide for continued participation in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without cause or either of such executive officers terminates his employment for "good reason," he will be entitled to twice his annual base and average annual bonus; his outstanding performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company; and two-thirds of both his remaining unvested performance shares and the minimum annual performance shares which he is entitled to receive through July 5, 2004 will vest. Each employment agreement provides that, if the employee is terminated for cause or terminates his employment without "good reason" during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term, he will also be entitled to his pro-rata annual bonus through the date of termination, his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company, and subsequently awarded performance shares will be treated as provided in the Equity Plan. The employment agreements contain a non-compete provision extending through the four-year term.

        The Company's severance policy for senior management entitles Messrs. Brewer, Simon and Stern to 12 months of compensation, in each case if terminated without cause and based on current compensation (or, in certain events, prior compensation if higher). The severance policy was amended in connection with the Merger to provide reimbursement (on a grossed-up basis) for any "golden parachute" excise taxes payable by employees upon their termination of employment following the Merger, and to restrict adverse amendments to the policy through December 31, 2004.

        The Equity Plan provides for accelerated vesting and payment of performance shares, equity bonus shares and stock options awarded thereunder upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plan. Each of the named executive officers holds performance shares awarded under the Equity Plan.

        The Equity Plan provides that the Company's Board of Directors may elect to continue the plan if a change in control occurs. Following a "plan continuation," performance shares are not accelerated, but vest and are payable as if no change in control had occurred, except in the case of any employee who is terminated without cause or leaves for "good reason" following the change in control. The Board elected a plan continuation in connection with the Merger.

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

        Sales under the program are not registered under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2) of that Act. None of the directors made any additional direct or phantom investments under the Director Share Purchase Program during 2003, or any direct investments after 2002, the year of inception of the Program.

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

        The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2003 (which awards were made in February 2004), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

LONG-TERM INCENTIVE PLANS—AWARDS IN 2003(1)

			Estimated Future Payouts(3)
Name	Performance Shares Awarded	Performance Period Until Payout	Threshold (no. of shares)	Target (no. of shares)	Maximum (no. of shares)
Robert P. Cochran	40,000	(2)	0	40,000	80,000
Séan W. McCarthy	29,000	(2)	0	29,000	58,000
Russell B. Brewer II	10,000	(2)	0	10,000	20,000
Bruce E. Stern	10,000	(2)	0	10,000	20,000
Joseph W. Simon	7,000	(2)	0	7,000	14,000

(1)
These performance shares were awarded under the Equity Plan in February 2004 for the year ended December 31, 2003. The table excludes performance shares awarded in January and February 2003 for the year ended December 31, 2002, which are set forth in a table under the caption "Performance Shares" in Item 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except for Mr. Simon, who was not included in that table but who was awarded 5,000 performance shares when he joined the Company in April 2002 and awarded, in January 2003, an additional 5,000 shares for the year ended December 31, 2002.

(2)
One-third of each award relates to the three-year performance cycle ending December 31, 2006; and two-thirds of each award relates to the three-year performance cycle ending December 31, 2007. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

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

Compensation Committee Interlocks and Insider Participation

        The Human Resources Committee consisted of Messrs. Maxwell (Chairperson), Cochran, Deletre, Downey and Richard during 2003. Except for Mr. Cochran, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Richard is the Group Chief Executive and Chairman of the Executive Committee of Dexia S.A. and Mr. Deletre is a member of the Executive Board of Dexia Crédit Local.

        As described above under the caption "Director Share Purchase Program," members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company's DCP or SERP.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

        The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 15, 2004 as to each person known by the Company to beneficially own, within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), 5% or more of the outstanding shares of the Common Stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock, par value $.01 per share	Dexia S.A.(1) 7 à 11 quai André Citröen BP-1002 75 901 Paris Cedex 15, France	32,879,842 shares(1)(2)	98.975%(2)
Boulevard Pachéco 44 B-1000 Brussels, Belgium

(1)
Shares are held indirectly through a subsidiary of Dexia S.A.

(2)
For purposes of this table, Dexia S.A. is not deemed to be the beneficial owner of 297,658 shares acquired by the Company in connection with the Director Share Purchase Program described under the caption "Director Share Purchase Program" in Item 11. Ownership percentage is calculated based on 33,220,337 shares of Common Stock outstanding at March 15, 2004, which excludes such shares acquired by the Company.

Directors and Executive Officers

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 15, 2004 for (a) each director of the Company, (b) each executive officer named under "Executive Compensation—Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. The table also provides information regarding economic ownership. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Dirk Bruneel(2)	—	—
Robert P. Cochran	—	263,291
Bruno Deletre(2)	—	—
Robert N. Downey	17,887	29,259
Jacques Guerber(2)	—	—
Séan W. McCarthy	—	121,718
David O. Maxwell	5,213	19,299
Pierre Richard(2)	—	—
Roger K. Taylor	—	113,155
Rembert von Lowis(2)	—	—
Russell B. Brewer II	—	36,666
Bruce E. Stern	—	36,666
Joseph W. Simon	—	17,000
All executive officers and directors as a group (13 persons)	23,100	637,054

(1)
Shares beneficially owned were acquired under the Company's Director Share Purchase Program described under the caption "Director Share Purchase Program" in Item 11. James H. Ozanne, a former director of the Company, owns a deemed investment in 24,576 phantom shares acquired in prior years under the Director Share Purchase Program. To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) performance shares, with each performance share treated as one share of Common Stock, in the amounts shown below (excluding fractional shares), and (b) deemed investments in the Company's Common Stock under the Director Share Purchase Program:

Officer	Performance Shares
Robert P. Cochran	136,333
Sean W. McCarthy	95,666
Roger Taylor	16,666
Russell B. Brewer II	36,666
Bruce E. Stern	36,666
Joseph W. Simon	17,000

  In December 2000, the Company acquired 301,095 shares of its common stock from Dexia Holdings, Inc. to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP. The Company held 297,748 of those shares at December 31, 2003.

(2)
Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis are directors of the Company and officers of Dexia S.A. or its subsidiaries. Dexia S.A. indirectly owns 98.975% of the Company's Common Stock.

        The Company is not aware of any arrangements that may result in a change in control of the Company.

        The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia S.A., at March 15, 2004, for (a) each director of the Company, (b) each executive officer named under "Executive Compensation—Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Dirk Bruneel	44,010
Robert P. Cochran	427,510
Bruno Deletre	—
Robert N. Downey	—
Jacques Guerber	27,425
Séan W. McCarthy	341,120
David O. Maxwell	—
Pierre Richard	29,350
Roger K. Taylor	249,250
Rembert von Lowis	24,200
Russell B. Brewer II	133,287
Bruce E. Stern	133,457
Joseph W. Simon	11,260
All executive officers and directors as a group (13 persons)	1,420,869

(1)
Dexia has provided the Company with information regarding shares owned by Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis, and has advised the Company that (a) shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants (most of which are out-of-the-money), and (b) on December 31, 2003, the total number of outstanding Dexia shares was 1,175,222,680, so that together the Company's executive officers and directors owned 0.121% of Dexia shares and the maximum amount owned by any of the Company's executive officers and directors represents 0.036% of Dexia shares. A majority of the shares set forth above were acquired under the Employee Share Plans of Dexia S.A. during 2000, 2001, 2002 and 2003. All employees of the Company were allowed to participate in these plans. These plans allowed employees to purchase shares at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under the 2001, 2002 and 2003 Employee Share Plan include shares acquired under a "leveraged option," under which employees were entitled to the upside from ten shares for each share purchased with his or her own funds, with a third party financial institution being entitled to all dividends paid and 38% (for 2001), 40% (for 2002) and 40% and 20% (for 2003, respectively, for the standard leveraged formula and the average leveraged formula) of any share appreciation during the five-year investment period, and with the employee having the benefit of a "floor" guarantying a return of invested funds following expiration of the five-year investment period. The number of shares in the table above includes, for the executive officers named in the "Summary Compensation Table" in Item 11 above, shares owned under the leveraged option, as follows:

Officer	Leveraged Shares
Robert P. Cochran	426,010
Séan W. McCarthy	339,620
Russell B. Brewer II	130,120
Bruce E. Stern	126,330
Joseph W. Simon	11,260

Securities Available Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2003 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	Not applicable	1993 Equity Participation Plan, as amended(3): Equity bonus awards (no longer granted by the Company): 9,984,780; and all other awards: 3,112,263 Director Share Purchase Program(4): 971,523
Equity compensation plans not approved by security holders (2)	—	—	—
Total	0	Not applicable	14,068,566(5)

(1)
The Company maintains two such plans: the 1993 Equity Participation Plan, as amended (the "Equity Plan") and the Director Share Purchase Program.

(2)
All of the Company's equity compensation plans have been approved by the Company's shareholders.

(3)
Since inception, up to 3,610,780 shares of Common Stock have been available for distribution under the Equity Plan in respect of "performance shares," stock options and restricted stock, and up to 10,000,000 shares of Common Stock have been available for the payment of "equity bonuses." Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If any stock option, restricted stock or performance share awarded under the Equity Plan is forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan. The Company has discontinued granting stock options, restricted stock and equity bonus awards, and none of such awards are outstanding. So long as the Company's Common Stock is not registered under the Securities Exchange Act of 1934, the Company expects to pay its performance shares in cash rather than stock.

(4)
Under the Director Share Purchase Program, each director of the Company can purchase directly from Dexia Holdings Inc., or through "phantom" investments in the Company's deferred compensation plan or supplemental executive retirement plan, up to 126,958 shares of Common Stock. Shares acquired under the Program may generally be put to a Dexia affiliate after a four-year minimum holding period for a price equal to the product of (a) 1.4676 and (b) adjusted book value per share. The number set forth above assumes the current number of directors (10) and deducts shares that they already purchased. The Director Share Purchase Program is further described in Item 11.

(5)
See above.

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

Item 14.    Principal Accountant Fees and Services.

        Aggregate fees (in thousands) for professional services by PricewaterhouseCoopers LLP invoiced in 2003 and 2002, were:

	2003	2002
Audit	$1,302.1	$895.5
Audit related	220.1	223.8
Tax	446.4	258.6
Other		110.3

Total	$1,968.6	$1,488.2

        Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits (including Value Added Tax), issuance of comfort letters and consents. Included in this amount is $0.2 million and $0.2 million in fees relating to consents that are reimbursed to the Company by the issuer of FSA-insured deals for the years ended December 31, 2003 and 2002, respectively.

        Audit related fees for the years ended December 31, 2003 and 2002, respectively, were for assurance and related services related to the Company's retirement plans and consultations concerning financial accounting and reporting standards.

        Tax fees for the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, including the preparation of tax returns for expatriates, assistance with tax audits and appeals and tax services for employee benefit plans.

        Other fees for the years ended December 31, 2003 and 2002, respectively, were for services rendered for actuarial certifications and UK benefit plan consultations.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all non-audit related fees and approves all audit fees paid to the Company's auditors.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Financial Statements and Financial Statement Schedules and Exhibits.
  1.
  Financial Statements

        Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 2003 and 2002

        Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report.

Schedule	Title
II	Condensed Financial Statements of the Registrant for the Years Ended December 31, 2003, 2002 and 2001.
The report of the Registrant's independent auditors with respect to the above listed financial statement schedule is set forth on page 63 of this Report.
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
3.1
Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-74165) (the "Form S-3"), and incorporated herein by reference.)
3.1(A)
Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the "September 30, 2000 10-Q"), and incorporated herein by reference.)

3.1(B)
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
4.1(A)
Form of 6 7/8% Quarterly Interest Bond Securities due December 15,2101. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001 (the "December 2001 Form 8-K"), and incorporated herein by reference.)
4.1(B)
Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the December 2001 Form 8-K, and incorporated herein by reference.)
4.1(C)
Form of 6.25% Notes due 2102. (Previously filed as Exhibit 3 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 2002 and filed November 25, 2002 (the "November 2002 Form 8-K"), and incorporated herein by reference.)
4.1(D)
Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 4 to the November 2002 Form 8-K, and incorporated herein by reference.)

4.1(E)
Form of 5.60% Notes due 2103. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated July 17, 2003 and filed July 30, 2003 (the "July 2003 Form 8-K"), and incorporated herein by reference.)
4.1(F)	Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the July 2003 Form 8-K, and incorporated herein by reference.)
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
10.1(A)
Amendment No. 5 to the Credit Agreement, dated as of April 25, 2003, among Financial Security Assurance Inc. ("FSA"), the additional borrowers party thereto, various banks, ABN AMRO Bank N.V., The Bank of Nova Scotia, Norddeutsche Landesbank Girozentrale, New York and/or Cayman Islands Branch, KeyBank National Association and Deutsche Bank AG, New York Branch, as agent (providing, among other things, for The Bank of New York to become the successor Agent). (Previously filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2003 (the "June 30, 2003 10-Q"), and incorporated herein by reference.)
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
10.3(A)
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 30, 2003 among FSA and FSA Insurance Company, the Banks party thereto and Bayerische Landesbank (formerly known as Bayerische Landesbank Girozentrale), acting through its New York Branch in its capacity as Agent. (Previously filed as Exhibit 99.3 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.4†
Supplemental Executive Retirement Plan (amended and restated as of November 14, 2002). (Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002 (the "December 31, 2002 10-K") and incorporated herein by reference.)
10.5†
Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001 (the "June 30, 2001 10-Q"), and incorporated herein by reference.)
10.6†*	Deferred Compensation Plan (amended and restated as of November 13, 2003).
10.7†*	Severance Policy for Senior Management (amended and restated as of November 13, 2003).
10.8†
Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the "December 31, 2000 10-K"), and incorporated herein by reference.)
10.9†
Employment Agreement dated as of March 14, 2000 by and between the Company and Robert P. Cochran. (Previously filed as Exhibit 10.10 to the December 31, 2000 10-K, and incorporated herein by reference.)
10.10†
Employment Agreement dated as of March 14, 2000 by and between the Company and Séan W. McCarthy. (Previously filed as Exhibit 10.12 to the December 31, 2000 10-K, and incorporated herein by reference.)
10.11	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Previously filed as Exhibit 99.5 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.12	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Previously filed as Exhibit 99.6 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.13	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Previously filed as Exhibit 99.7 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.14	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Previously filed as Exhibit 99.8 to the June 30, 2003 10-Q, and incorporated herein by reference.)
21*	List of Subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney. (Previously filed as Exhibit 24 to the December 31, 2002 10-K and incorporated herein by reference.)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Security Assurance Inc. and Subsidiaries 2003 Consolidated Financial Statements and Report of Independent Auditors.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*
Filed herewith.

**
Furnished herewith.

(b)    Reports on Form 8-K

        On November 7, 2003, the Company filed with the SEC a current report on Form 8-K dated November 6, 2003, pursuant to which it furnished to the SEC (i) a press release announcing its third quarter 2003 results; (ii) the Company's current Quarterly Operating Supplement; and (iii) a quarterly letter from its Chairman and Chief Executive Officer; and stating that the Company had posted such materials on November 6, 2003, to its website, http://www.fsa.com.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Registrant)
By:	/s/ ROBERT P. COCHRAN Name: Robert P. Cochran Title: Chairman and Chief Executive Officer Dated: March 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. COCHRAN* Robert P. Cochran	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004
/s/ SÉAN W. MCCARTHY* Séan W. McCarthy	President, Chief Operating Officer and Director	March 29, 2004
/s/ JOSEPH W. SIMON* Joseph W. Simon	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 29, 2004
/s/ JEFFREY S. JOSEPH* Jeffrey S. Joseph	Managing Director and Controller (Principal Accounting Officer)	March 29, 2004
/s/ DIRK BRUNEEL* Dirk Bruneel	Director	March 29, 2004
/s/ BRUNO DELETRE* Bruno Deletre	Director	March 29, 2004
/s/ ROBERT N. DOWNEY* Robert N. Downey	Director	March 29, 2004

/s/ JACQUES GUERBER* Jacques Guerber	Director	March 29, 2004
/s/ DAVID O. MAXWELL* David O. Maxwell	Director	March 29, 2004
/s/ PIERRE RICHARD* Pierre Richard	Vice Chairman and Director	March 29, 2004
/s/ ROGER K. TAYLOR* Roger K. Taylor	Director	March 29, 2004
/s/ REMBERT VON LOWIS* Rembert von Lowis	Director	March 29, 2004

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

Schedule II
Parent Company Condensed Financial Information
Condensed Balance Sheets
(in thousands)

	December 31,
	2003	2002
Assets:
Bonds at market value (amortized cost $20,397 and $17,164)	$20,858	$17,606
Short-term investments	685	10,439
Cash	1,246	1,752
Investment in subsidiaries, at equity in net assets	2,389,802	2,033,153
Notes receivable from subsidiary	152,850	212,850
Deferred compensation asset	97,571	83,438
Deferred taxes	27,900	29,115
Due from subsidiaries	5,104	40
Other assets	34,904	31,873

Total Assets	$2,730,920	$2,420,266

Liabilities and Shareholders' Equity:
Notes payable	$430,000	$430,000
Other liabilities	28,529	33,150
Due to subsidiaries	4,441	1,006
Deferred compensation	96,397	82,264
Taxes payable	3,117	5,476
Shareholders' equity	2,168,436	1,868,370

Total Liabilities and Shareholders' Equity	$2,730,920	$2,420,266

Condensed Statements of Income
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Investment income	$10,077	$8,161	$6,641
Net realized gains (losses)	(909)	805	901
Other income (loss)	(97)	38	(319)
Interest and amortization expense	(33,026)	(28,098)	(16,866)
Commissions	(703)	(3,300)
Other expenses	(1,639)	(1,681)	(1,865)
Net unrealized gains (losses) on derivative instruments	1,638	(2,013)

	(24,659)	(26,088)	(11,508)
Equity in undistributed net income of subsidiaries	304,412	196,720	216,911

Income before income taxes	279,573	170,632	205,403
Income tax benefit	10,833	10,443	4,093

Net income	$290,586	$181,075	$209,496

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

.. Schedule II

Parent Company Condensed Financial Information (Continued)

Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Other operating expenses recovered (paid), net	$(4,672)	$27	$1,327
Net investment income received	10,357	9,007	5,431
Federal income taxes received (paid)	(3,504)	2,696	8,228
Interest paid	(28,367)	(22,710)	(18,934)
Other	253	1,194	(3,650)

Net cash used for operating activities	(25,933)	(9,786)	(7,598)

Cash flows from investing activities:
Proceeds from sales of bonds	27,182	24,703	52,710
Purchases of bonds	(39,539)	(7,669)	(60,945)
Investment in subsidiaries	(29,643)		(35,141)
Net decrease (increase) in short-term investments	9,754	(9,128)	7,084
Other investments	1,000	(8,835)	2,260

Net cash used for investing activities	(31,246)	(929)	(34,032)

Cash flows from financing activities (b):
Issuance of notes payable	96,673	222,605	96,625
Repayment of notes payable	(100,000)	(130,000)
Surplus notes redeemed (purchased), net	60,000	(68,850)	(24,000)
Dividends paid		(11,709)	(31,141)

Net cash provided by financing activities	56,673	12,046	41,484

Net increase (decrease) in cash	(506)	1,331	(146)
Cash at beginning of year	1,752	421	567

Cash at end of year	$1,246	$1,752	$421

(a)
In 2003, 2002 and 2001, the Company's subsidiaries received a tax benefit of $10,645, $18,812 and $4,875, respectively, by utilizing the Company's losses. These balances were recorded as capital contributions.

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Schedule II

Parent Company Condensed Financial Information (Continued)

Condensed Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Reconciliation of net income to net cash provided by operating activities:
Net income	$290,586	$181,075	$209,496
Equity in undistributed net income of subsidiary	(304,412)	(196,720)	(212,034)
Decrease (increase) in accrued investment income	11	891	(1,258)
Increase (decrease) in accrued income taxes	(14,337)	7,747	(1,975)
Provision (benefit) for deferred income taxes	1,215	2,699	1,218
Net realized losses (gains) on investments	909	(805)	(901)
Deferred equity compensation
Depreciation and accretion of bond discount			48
Change in other assets and liabilities	95	(4,673)	(2,192)

Cash used for operating activities	$(25,933)	$(9,786)	$(7,598)

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

SCHEDULE II
Financial Security Assurance Holdings Ltd. (Parent Company)
Notes to Condensed Financial Statements

1.
Condensed Financial Statements

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto. Certain reclassifications have been made to conform to the 2003 presentation.

2.
Significant Accounting Policies

          The Parent Company carries its investments in subsidiaries under the equity method.

3.
Long-Term Debt

          On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million will be amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities (6.950% Senior QUIDS) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

          On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities (Senior QUIDS) due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense.

          On December 19, 2001, the Company issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

4.
Investments in Affiliates

          The Company guaranteed 34.4% of Fairbanks Capital Holdings Corp.'s (Fairbanks) obligations under a $30.7 million letter of credit which may be drawn upon by the Federal Trade Commission (FTC) as security for a portion of the $40.0 million payment required under the terms of the FTC's settlement agreement with Fairbanks (see Note 18 to the Consolidated Financial Statements). Any payment by the Company under this agreement would be recorded as an additional equity investment in Fairbanks.

Exhibit Index

Exhibit No.	Exhibit
10.6	Deferred Compensation Plan (amended and restated as of November 13, 2003)
10.7	Severance Policy for Senior Management (amended and restated as of November 14, 2003)
21	List of Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Security Assurance Inc. and Subsidiaries 2003 Consolidated Financial Statements and Report of Independent Accountants

All other Exhibits to Form 10-K are incorporated by reference, as described in Item 15 of Form 10-K.

QuickLinks

PART I
  Item 1. Business.
Insured U.S. Municipal Obligations(1)
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
  Item 8. Financial Statements and Supplementary Data
Financial Security Assurance Holdings Ltd. and Subsidiaries Index to Consolidated Financial Statements and Schedule
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.