Form 10-Q
period 2004-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2004-05-14
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-12644

Financial Security Assurance Holdings Ltd.
(Exact name of registrant as specified in its charter)

New York	13-3261323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

350 Park Avenue New York, New York 10022
(Address of principal executive offices)

(212) 826-0100
(Registrant’s telephone number, including area code)

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

At May 11, 2004, there were 33,218,447 outstanding shares of Common Stock of the registrant (excludes 299,548 shares of treasury stock).

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Bonds at fair value (amortized cost of $3,348,551 and $3,275,310)	$3,613,357	$3,508,649
Short-term investments	192,821	224,429
Variable interest entities’ bonds at fair value (amortized cost of $1,357,488 and $1,361,332)	1,356,825	1,360,151
Variable interest entities’ short-term investment portfolio	15,157	11,102
Guaranteed investment contract bond portfolio at fair value (amortized cost of $4,567,442 and $4,033,979)	4,569,057	4,031,263
Guaranteed investment contract bond portfolio pledged as collateral at fair value (amortized cost of $53,860 and $70,358)	52,080	66,423
Guaranteed investment contract short-term investment portfolio	257,957	228,812
Total investment portfolio	10,057,254	9,430,829
Cash	13,939	19,460
Securitized loans	433,783	440,611
Deferred acquisition costs	277,701	273,646
Prepaid reinsurance premiums	727,723	695,398
Investment in unconsolidated affiliates	116,745	110,863
Reinsurance recoverable on unpaid losses	55,797	59,235
Other assets	1,166,852	1,274,473

TOTAL ASSETS	$12,849,794	$12,304,515

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$1,918,569	$1,861,960
Losses and loss adjustment expenses	236,667	233,408
Guaranteed investment contracts	4,686,233	4,198,915
Variable interest entities’ debt	2,542,202	2,537,466
Deferred federal income taxes	167,613	152,646
Notes payable	430,000	430,000
Accrued expenses and other liabilities	579,337	721,684

TOTAL LIABILITIES AND MINORITY INTEREST	10,560,621	10,136,079

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	899,963	900,224
Accumulated other comprehensive income (net of deferred income taxes of $88,831 and $76,041)	174,125	147,433
Accumulated earnings	1,214,750	1,120,444
Deferred equity compensation	23,707	23,445
Less treasury stock at cost (299,548 and 297,658 shares held)	(23,707)	(23,445)

TOTAL SHAREHOLDERS’ EQUITY	2,289,173	2,168,436

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$12,849,794	$12,304,515

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net premiums written	$116,494	$92,185

Net premiums earned	92,210	80,090
Net investment income	41,077	36,533
Net realized gains	495	1,064
Financial products net interest income	14,722	7,172
Financial products net realized gains	119	747
Variable interest entities’ net interest income	25,917
Net realized and unrealized gains (losses) on derivative instruments	13,039	(225)
Other income	2,604	1,176

TOTAL REVENUES	190,183	126,557
Expenses:
Losses and loss adjustment expenses	7,700	6,300
Interest expense	6,748	7,086
Policy acquisition costs	14,798	13,399
Financial products net interest expense	6,738	7,313
Variable interest entities’ net interest expense	27,908
Other operating expenses	16,474	15,600

TOTAL EXPENSES	80,366	49,698
Minority interest	(4,603)	(2,427)
Equity in earnings of unconsolidated affiliates	4,886	9,328

INCOME BEFORE INCOME TAXES	110,100	83,760
Provision for income taxes	26,053	17,935
NET INCOME	84,047	65,825
Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during period	27,189	2,695
Less: reclassification adjustment for gains included in net income	497	326
Other comprehensive income	26,692	2,369

COMPREHENSIVE INCOME	$110,739	$68,194

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total

BALANCE, December 31, 2003	$335	$900,224	$147,433	$1,120,444	$23,445	$(23,445)	$2,168,436

Net income				84,047			84,047

Capital issuance costs		(261)					(261)

Net unrealized gain on investments, net of tax			26,692				26,692
Purchase of common stock					262	(262)
Other				10,259			10,259

BALANCE, March 31, 2004	$335	$899,963	$174,125	$1,214,750	$23,707	$(23,707)	$2,289,173

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Premiums received, net	$97,610	$54,763
Policy acquisition and other operating expenses paid, net	(115,457)	(104,255)
Recoverable advances (paid) recovered	(325)	717
Losses and loss adjustment expenses paid, net	(1,091)	(1,329)
Net investment income received	54,616	38,405
Interest paid	(6,877)	(6,052)
Interest paid on guaranteed investment contracts	(2,146)	(4,029)
Variable interest entities’ net interest income received	9,818
Variable interest entities’ net interest paid	(7,312)
Federal income taxes paid	(7,643)	(1,514)
Other	11,468	8,388
Net cash provided by (used for) operating activities	32,661	(14,906)

Cash flows from investing activities:
Proceeds from sales of bonds	168,592	314,420
Purchases of bonds	(219,680)	(397,203)
Net decrease in short-term investments	31,608	89,054
Proceeds from sales of guaranteed investment contract bonds	359,269	252,478
Purchases of guaranteed investment contract bonds	(946,278)	(303,899)
Securities purchased under agreements to resell	175,000
Net (increase) decrease in guaranteed investment contract short-term investments	(29,145)	4,632
Net increase in variable interest entities’ short-term investments	(4,055)
Purchases of property and equipment	(557)	(293)
Net decrease in other investments	15,453	6,260
Net cash used for investing activities	(449,793)	(34,551)

Cash flows from financing activities:
Capital issuance costs	(261)
Securities sold under agreements to repurchase	(14,822)	(98,567)
Repayment of guaranteed investment contracts	(517,154)	(134,030)
Proceeds from issuance of guaranteed investment contracts	943,848	272,626
Net cash provided by financing activities	411,611	40,029
Net decrease in cash	(5,521)	(9,428)
Cash at beginning of period	19,460	31,368

Cash at end of period	$13,939	$21,940

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

1.             ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York.  The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  The Company also offers guaranteed investment contracts (GICs) through wholly-owned subsidiaries (collectively, the GIC Subsidiaries).  The Company is an indirect subsidiary of Dexia S.A. (Dexia), a publicly held Belgian corporation.

Beginning in the third quarter of 2003, the Company consolidated FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global) as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46).  The Company also consolidated Premier International Funding Co. (Premier) in the third quarter of 2003 as a result of obtaining control rights. The Company’s management believes that the assets held by FSA Global, Canadian Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented, have been made.  The December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.  Certain prior-year balances have been reclassified to conform to the 2004 presentation.

3.             LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a case reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date.  The estimated loss on a transaction is discounted using the risk-free rate at the time the case reserve is established, which ranged from 4.94% to 6.1% at March 31, 2004.  For insured collateralized debt obligations (CDOs), a case reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case reserves or to new case reserves to be established on particular insured obligations in the future.  The general reserve is derived from two separate steps.  The first step is to multiply loss factors by the Company’s total net par underwritten and to discount the result using the risk-free rate at the time the reserve is established, which ranged from 1.2% to 7.953% at March 31, 2004.  The loss factors used for this purpose are obtained from an independent rating agency study of bond defaults and have been adjusted by the Company’s portfolio characteristics and history.  The second step pertains to the Company’s insured CDOs, where a present value “deterministic” approach is utilized to calculate the general reserve for the insured CDOs.

Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims.  However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

4.             DERIVATIVE INSTRUMENTS

FSA has insured a number of credit default swaps (CDS) with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable.  It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes.  These agreements are recorded at fair value.  The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred.  The Company recorded $16.0 million and $11.2 million in net earned premium under these agreements for the three months ended March 31, 2004 and 2003, respectively.  The changes in fair value, which were gains of $15.1 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively, were recorded in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income.  The Company included the net par outstanding of $66.7 billion relating to these CDS transactions at March 31, 2004 in the asset-backed balances in Note 5.  The losses or gains recognized by recording these contracts at fair value will be determined each quarter based upon quoted market prices, if available.  If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates.  Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations.  The Company does not believe the fair value adjustments are an indication of potential claims under FSA’s guarantees.  The inception-to-date net unrealized gain of $5.7 million at March 31, 2004 was recorded in other assets and the net unrealized loss of $9.4 million at December 31, 2003 was recorded in accrued expenses and other liabilities.

Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest-rate and foreign currency exposure of the Company’s GICs, GIC bond portfolio, variable interest entities’ (VIE) debt and VIE bond portfolio and are recorded at fair value.  These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. floating-rate debt and investments. The gains and losses relating to these fair-value hedges are included in financial products net interest income, financial products net interest expense, VIE net interest income and VIE net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2004 and 2003, the Company recorded a net gain of $2.2 million and a net loss of $4.5 million respectively, relating to the ineffectiveness of these hedges.  For the three months ended March 31, 2004 and 2003, the Company recorded a net loss of $0.8 million and $0, respectively, relating to failed hedges.  The inception-to-date net unrealized gain on these derivatives of $2.6 million at March 31, 2004 was recorded in other assets and the net unrealized loss of $15.8 million at December 31, 2003 was recorded in accrued expense and other liabilities.

5.             OUTSTANDING EXPOSURE

The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance.

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) includes the following amounts by type of collateral (in millions) at March 31, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
	2004	2003	2004	2003
Residential mortgages	$22,427	$20,682	$3,554	$4,031
Consumer receivables	12,702	14,039	4,964	5,033
Pooled corporate obligations	77,191	78,147	11,756	11,936
Other asset-backed obligations (1)	5,699	5,660	3,562	4,200
Total asset-backed obligations	$118,019	$118,528	$23,836	$25,200

(1)   Excludes net par outstanding of $4,944 million and $4,474 million, in 2004 and 2003, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issues (in millions) at March 31, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
	2004	2003	2004	2003
General obligation bonds	$69,902	$67,212	$21,055	$20,184
Housing revenue bonds	7,136	7,597	1,900	2,074
Municipal utility revenue bonds	30,304	30,024	14,345	14,270
Health care revenue bonds	7,483	7,051	7,501	6,971
Tax-supported (non-general obligation) bonds	34,912	33,835	13,858	13,526
Transportation revenue bonds	11,000	10,744	7,602	7,376
Other municipal bonds	15,331	14,475	8,325	7,223
Total municipal obligations	$176,068	$170,938	$74,586	$71,624

6.             GICS

The obligations under GICs may be called at various times prior to maturity based on certain agreed-upon events.  As of March 31, 2004, the interest rates on GICs were between 0.850% and 6.073% per annum.

Payments due under GICs, excluding hedge accounting adjustments and prepaid interest of $49.6 million, in the remainder of 2004 and each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows (in millions):

Expected Withdrawal Date	Principal Amount
2004	$1,099.9
2005	1,142.0
2006	554.5
2007	514.1
2008	139.7
2009	55.4
Thereafter	1,131.0
Total	$4,636.6

7.              SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products.  The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  The financial products segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants.  The GICs provide for the return of principal and the payment of interest at a pre-specified rate.  The following tables summarize the financial information (in thousands) by segment at and for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$178,672	$11,511	$	$190,183
Intersegment	3,337	5,637	(8,974)

Expenses:
External	67,931	12,435		80,366
Intersegment	5,637	3,337	(8,974)

Income before income taxes	108,724	1,376		110,100

Segment assets	8,504,361	5,402,498	(1,057,065)	12,849,794

	For the Three Months Ended March 31, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$123,989	$2,568	$	$126,557
Intersegment		5,839	(5,839)

Expenses:
External	38,858	10,840		49,698
Intersegment	5,839		(5,839)

Income (loss) before income taxes	86,193	(2,433)		83,760

The inter-segment assets consist of intercompany notes that are in the financial products investment portfolio and GICs issued by the GIC Subsidiaries that are in the financial guaranty investment portfolio.  The inter-segment revenue relates to interest income on the intercompany assets.

8.              VIEs

Following is a summary of the impact on the condensed consolidated balance sheet of consolidating FSA Global, Canadian Global and Premier at March 31, 2004 (in thousands):

	Premier/ FSA Global	Canadian Global	Intercompany Eliminations	VIE Total
Bonds	$1,321,825	$35,000	$	$1,356,825
GIC assets	430,103	129,750	(559,853)
Short-term investments	8,877	6,280		15,157
Other assets	657,458	43,658	(4,974)	696,142
Total assets	$2,418,263	$214,688	$(564,827)	$2,068,124

Debt	$2,345,771	$196,431	$	$2,542,202
GIC liability			(559,853)	(559,853)
Other liabilities	72,492	18,257	(632)	90,117
Financial products liabilities			(4,342)	(4,342)
Total liabilities	$2,418,263	$214,688	$(564,827)	$2,068,124

Following is a summary of the impact on the condensed consolidated statement of operations and comprehensive income of consolidating FSA Global, Canadian Global and Premier for the three months ended March 31, 2004 (in thousands):

	Premier/ FSA Global	Canadian Global	Intercompany Eliminations	VIE Total
VIE net interest income	$28,253	$1,001	$(3,337)	$25,917
Other income	77	359	(351)	85
Net premiums written			(1,532)	(1,532)
Total revenues	$28,330	$1,360	$(5,220)	$24,470

VIE net interest expense	$28,491	$1,300	$(1,883)	$27,908
Other expenses	28	9		37
Financial products net interest income			(3,337)	(3,337)
Total expenses	$28,519	$1,309	$(5,220)	$24,608

As of March 31, 2004, the interest rates on VIE debt were between 1.12% and 10.0% per annum.

Payments due under the VIE debt (including $1,253.6 million of future interest accretion on zero coupon obligations and excluding $190.8 million of hedge accounting adjustments) in the remainder of 2004 and each of the next five years ending December 31 and thereafter, are as follows (in millions):

Year	Principal Amount
2004	$206.8
2005	208.6
2006	87.7
2007	188.1
2008	39.8
2009	20.4
Thereafter	2,853.6
Total	$3,605.0

The Canadian Global debt of $180.6 million will mature in August 2004 and Canadian Global will be liquidated.  The amount of the debt payment for 2004 is included in the above debt repayment schedule.

9.              OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at March 31, 2004 and December 31, 2003 are as follows (in thousands):

	2004	2003
Other assets:
Fair value of VIE swaps	$407,293	$407,742
Securities purchased under agreement to resell		175,000
Deferred compensation trust	100,799	97,514
Asset-backed senior notes	72,879	71,099
Tax and loss bonds	86,377	85,512
Accrued interest on VIE swaps	97,065	59,100
Accrued interest income	53,993	47,634
Fair-value adjustments on derivatives	9,847
Other assets	338,599	330,872
Total other assets	$1,166,852	$1,274,473

	2004	2003
Accrued expenses and other liabilities:
Payable for securities purchased	$50,146	$116,878
Deferred compensation trust	100,556	97,262
Performance share plan	67,061	114,165
Securities sold under agreements to repurchase	49,143	63,965
Fair-value adjustments on derivatives		25,405
Other liabilities	312,431	304,009
Total accrued expenses and other liabilities	$579,337	$721,684

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s principal objective is to increase the intrinsic value of the Company over the long term.  To this end, the Company seeks to accumulate a book of conservatively underwritten financial guaranty insurance and financial products business to generate premiums and net interest margin that create a reliable, predictable earnings stream.  Strategically, the Company seeks to maintain balanced capabilities across domestic and international asset-backed and municipal markets in order to have the flexibility to pursue the most attractive opportunities available at any point in the business cycle.

To accurately reflect how management evaluates the Company’s operations and progress toward long-term goals, this discussion employs both measures promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP measures) and measures not so promulgated (non-GAAP measures).  Although the measures identified as non-GAAP in this discussion should not be considered substitutes for GAAP measures, management and investors consider them important because of characteristics specific to the financial guaranty business.

Results of Operations

The GAAP measure gross premiums written captures premiums collected in a given period, whether collected up front for business originated in the period, or in installments for business originated in prior periods.  Because a significant portion of the Company’s premiums are collected in installments, management uses a non-GAAP measure, gross present value originations (PV originations), to reflect the business originated in a given period.  PV originations has two components.  The first, gross present value of premiums written (PV premiums), reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period.  Business ceded through reinsurance placed by a third party is excluded from PV premiums.  To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments.  The second component of PV originations is the present value of future net interest margin (PVNIM).  PVNIM represents the present value of the difference between the estimated interest to be received on the investments of the Company’s financial products segment and the estimated interest to be paid on GICs issued by the GIC Subsidiaries over the estimated life of each transaction.  PVNIM is calculated after giving effect to swaps and other derivatives that convert fixed-rate assets and liabilities to floating rates.  The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years.  Accordingly, year-to-year comparisons of PV originations are affected by the application of a different discount factor each year. The rate for 2004 originations is 5.62% and for all 2003 originations is 5.91%.  Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest-rate changes.

Premiums

The following tables reconcile gross premiums written to PV originations and summarize net earned and written premiums.

Reconciliation of Gross Premiums Written to Non-GAAP PV Originations

	Three Months Ended March 31,
	2004	2003
	(in millions)
Gross premiums written	$189.5	$129.6
Gross installment premiums received	(72.0)	(72.5)
PV estimated future premiums originated	54.2	41.7
PVNIM originated	15.5	3.0
PV originations	$187.2	$101.8

Net Earned and Written Premiums

	Three Months Ended March 31,
	2004	2003
	(in millions)
Premiums written, net of reinsurance	$116.5	$92.2
Premiums earned, net of reinsurance	92.2	80.1
Net premiums earned excluding refundings and prepayments	84.5	75.7

First-quarter gross premiums written and net premiums written increased 46.3% and 26.4%, respectively, over their levels in the comparable period of 2003.  FSA insured more international infrastructure transactions in the first quarter of 2004.  This type of transaction tends to use more reinsurance than other types of transactions.

Originations

FSA and the financial products operations generated PV originations of $187.2 million and $101.8 million for the three months ended March 31, 2004 and 2003, respectively.  The tables below show the components of PV originations and the related insured par amounts.

U.S. Municipal New Originations

	Three Months Ended March 31,
	2004	2003
Gross par insured (in billions)	$11.0	$10.8
PV premiums (in millions)	89.4	64.1

For the first quarter, new-issue volume in the U.S. municipal bond market reached $84.6 billion, essentially flat with the first-quarter level last year.  Insurance penetration was approximately 47%, compared with 54% in last year’s comparable period.  FSA insured approximately 29% of the par amount of insured new U.S. municipal issues sold in the first quarter of 2004.

Including both primary and secondary U.S. municipal obligations with closing dates in the first quarter of 2004, the par amount insured by FSA increased 2.0%, and PV premiums increased 39.5%.  The steeper increase in PV premiums reflects a change in mix towards higher premium sectors in the U.S. municipal market.

U.S. Asset-Backed New Originations

	Three Months Ended March 31,
	2004	2003
Gross par insured (in billions)	$5.1	$2.1
PV premiums (in millions)	34.9	21.4

The Company’s first-quarter U.S. asset-backed par insured increased 146.6% and the related PV premiums increased 63.1%.  Par insured increased in all asset-backed sectors, with most of the growth coming from transactions of Triple-A underlying credit quality.

International New Originations

	Three Months Ended March 31,
	2004	2003
Gross par insured (in billions)	$3.1	$0.8
PV premiums (in millions)	47.4	13.3

First-quarter international par insured was four times last year’s comparable amount, and the related PV premiums increased 256.4%.  While most of the increase in par volume came from Super Triple-A and Triple-A residential mortgage and CDO transactions, higher premium public infrastructure transactions made a greater contribution to the growth of PV premiums.  PV premiums for international originations are translated into U.S. dollars using month end currency exchange rates.  Actual premiums received could differ from this amount due to changes in currency rates.

Financial Products New Originations

	Three Months Ended March 31,
	2004	2003
Gross present value of future net interest margin (in millions)	$15.5	$3.0

The Company’s GIC business produced more PVNIM in the first quarter of 2004 than in the first quarter of 2003, when the Company was constraining its GIC activity as it approached a regulatory limit of 100 non-qualified holders.  The limit was lifted when the Company received an exemption from the Investment Company Act in April 2003.

Net Investment Income and Net Realized Gains

Net investment income increased 12.4% in the first quarter of 2004 over the prior year’s first quarter results.  The increase reflected higher invested balances partially offset by lower reinvestment rates stemming from the current low interest rate environment.  Net realized gains were $0.5 million in the first quarter of 2004 and $1.1 million in the same period of 2003.  Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $7.7 million in the first quarter of 2004.  Additions to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations and a separate review of the insured CDO portfolio.  At March 31, 2004, FSA’s general reserve totaled $123.3 million.  During the first quarter, a net amount of $4.1 million was transferred to the general reserve from case reserves, primarily due to improvements in model results for a small number of underperforming CDO transactions.  Transfers between general and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Other Operating Expenses

Other operating expenses for the first quarter of 2004 increased 5.6% over the prior year’s first quarter results. The increase relates primarily to increased personnel and related occupancy costs.

Financial Products Net Interest Margin

Net interest margin (NIM) for the first quarter of 2004 was $5.3 million, compared with $0.7 million in the comparable period of 2003. The increase in NIM is primarily due to a larger book of GIC business for the first quarter of 2004 than that of 2003 and losses in the first quarter of 2003 relating to ineffective hedges.

Net Realized and Unrealized Gains (Losses) on Derivatives

FSA’s business includes insurance of CDS referencing diversified pools of corporate obligations.  Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).  These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guarantees.  The Company had net par outstanding of $66.7 billion relating to these transactions at March 31, 2004.  Adjustments required by SFAS No. 133 resulted in pre-tax income of $15.1 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively.  The benefit resulted primarily from tightening credit spreads in the CDS market.  The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty.  Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties.  The fair value is determined based on quoted market prices, if available.  If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates.  Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations.  Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period.  Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s expectation that these transactions will not be subject to a market value termination for which the Company would be liable, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Equity Earnings in Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was $4.9 million and $9.3 million for the first three months of 2004 and 2003, respectively.  The decrease from 2003 to 2004 relates primarily to the equity in earnings from Fairbanks Capital Holding Corp., the parent company of Fairbanks Capital Corp. (collectively with its parent, “Fairbanks”).  Fairbanks is a servicer of single-family residential mortgage loans originated by unaffiliated third parties.  Most of the mortgage loans serviced by Fairbanks are considered “sub-prime,” reflecting the lower than “prime” credit quality of the borrower/homeowner.  At March 31, 2004, the Company’s interest in Fairbanks had a book value of $46.6 million, of which $7.6 million represented goodwill.  The Company’s equity in earnings from Fairbanks for the first quarter of 2004 and 2003 was $0.2 million and $3.4 million, respectively.

Fairbanks’ business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry.  In October 2002, the Federal Trade Commission (FTC) informed Fairbanks that it was investigating whether Fairbanks’ loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC.  The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into Fairbanks’ servicing practices.  Certain of Fairbanks’ shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in Fairbanks and their knowledge of Fairbanks’ servicing operations.

Fairbanks is also subject to private litigation, including a number of putative class action suits, alleging violations of federal and/or state laws.  The publicity surrounding sub-prime lending and servicing practices may result in the filing of other putative class action suits against Fairbanks.

Fairbanks is highly leveraged and dependent on credit facilities to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes.  In May 2003, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services (S&P) downgraded their loan servicer rankings for Fairbanks from strong to below average.  These actions constituted potential events of default under Fairbanks’ credit facilities, which led to a restructuring of and amendments to the credit facilities in June 2003.  In April 2004 and May 2004, Moody’s and S&P, respectively, upgraded Fairbanks’ loan servicer ranking to “average” from “below average”.

On November 12, 2003, the FTC announced a settlement with Fairbanks, resolving the FTC’s and HUD’s civil allegations against Fairbanks.  The settlement requires Fairbanks to pay $40.0 million to the FTC to compensate consumers who suffered harm, enjoins Fairbanks from future law violations and imposes new restrictions on Fairbanks’ business practices.  The settlement is contingent on approval by a federal district court in Massachusetts and is expected to be coordinated with a related settlement in a class action lawsuit.  The Company guaranteed 34.4% of Fairbanks’ obligations under a $30.7 million letter of credit that may be drawn upon by the FTC as security for a portion of the $40.0 million payment required under the terms of the FTC’s settlement agreement with Fairbanks.  Any payment by the Company under this agreement would be recorded as an additional equity investment in Fairbanks.  The settlement amount and other costs, aggregating $55.0 million, were reflected in Fairbanks’, and hence the Company’s, year end results for 2003.

Due to these developments, future income from Fairbanks’ operations is expected to be reduced from 2002 levels.  While the impairment analysis performed by the Company did not result in a write-down of the investment, the Company continues to monitor the value of its investment in Fairbanks.

Variable Interest Entities

The Company applied FIN 46 and consolidated for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global.  In addition, as a result of the Company obtaining control rights the Company consolidated another VIE, Premier, beginning July 1, 2003.  The increase in total assets and total liabilities at March 31, 2004, in the condensed consolidated balance sheet related to the consolidation of these three entities was $2.1 billion and $2.1 billion, respectively.  FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes.  In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries.  Similarly, Canadian Global and Premier have GICs issued by the GIC Subsidiaries in their investment portfolios.  In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation.  At March 31, 2004, $559.9 million was eliminated as a result of such consolidation.  In the cases of FSA Global and Canadian Global, permitted activities are limited by charter and do not involve active management; the legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets they hold, except in automatic response to the terms of such financial assets; and the VIEs are structured as bankruptcy-remote entities.  The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.  All intercompany insured amounts between FSA and FSA Global or Canadian Global previously included in the Company’s outstanding exposure are excluded from the Notes to the condensed consolidated financial statements for the three months ended March 31, 2004.

  Taxes

For the first three months of 2004 and 2003, the effective tax rates of 24% and 21%, respectively, differed from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd. (FSA International).  Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company’s domestic insurance company subsidiaries as federal income taxes have not been provided on substantially all of the undistributed earnings of FSA International, since it is the Company’s practice and intent to reinvest such earnings in the operations of this subsidiary.

Earnings

Net income for the first quarter of 2004 was $84.0 million, a 28% increase over the prior year’s comparable period.  In addition to net income, management views operating earnings (a non-GAAP measure) as an important measure of operating results.  The Company defines operating earnings as net income before the effects of fair-value adjustments for FSA-insured CDS that have investment-grade underlying credit quality and are required to be marked to fair value under SFAS No. 133.  Management views insured CDS risks as comparable to other insured risks and enters into such non-cancelable contracts fully expecting that these transactions will not be subject to a market value termination for which the Company would be liable.  Management expects that the SFAS No. 133 adjustments for each guaranteed CDS will sum to zero over the life of the transaction, as explained above under “Net Realized and Unrealized Gains (Losses) on Derivatives.”  Management therefore considers operating earnings a key measure of normal operating results.  The following table is a reconciliation of net income to operating earnings for the three months ended March 31, 2004 and 2003.

Net Income and Reconciliation to Non-GAAP Operating Earnings

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income	$84.0	$65.8
Less fair-value adjustments of insured CDS, net of taxes	10.2	1.0
Operating earnings	$73.8	$64.8

Shareholders’ Equity and Adjusted Book Value

Shareholders’ equity (book value) was $2.3 billion at March 31, 2004.  Management believes that the intrinsic value of the Company comprises not only book value and franchise value but also the estimated present value of future income from business it has already originated.  Such future income is substantial because premiums are earned over the life of each insured transaction.  It includes revenues from premiums that have been collected but have not yet been earned (deferred premium revenue), the estimated present value (PV) of net future premiums that will be collected in installments and, for GIC transactions, the estimated present value of future net interest margin.  For this reason, management considers non-GAAP adjusted book value (ABV), which captures these forms of deferred income, to be a reasonable proxy for the intrinsic value of the Company, exclusive of franchise value.  The Company uses ABV to calculate a portion of compensation paid to its employees. The following table is a reconciliation of book value to adjusted book value.

Book Value and Reconciliation to Non-GAAP Adjusted Book Value

	March 31, 2004	December 31, 2003
	(in millions)
Shareholders’ equity (book value) (1)	$2,289.2	$2,168.4
After-tax value of:
Net deferred premium revenue, net of deferred acquisition costs and goodwill	586.0	572.8
Present value of future installment premiums and present value of future net interest margin	429.0	424.1
Adjusted book value	$3,304.2	$3,165.3

(1)   Includes the effect of after-tax unrealized gains in the investment portfolio, which were $174.1 million at March 31, 2004 and $147.4 million at December 31, 2003.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at March 31, 2004, net of unsettled security transactions, was $8,666.2 million, compared with the December 31, 2003 balance of $7,962.5 million.  These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $264.6 million at March 31, 2004 and $226.7 million at December 31, 2003.  These balances exclude the VIE bonds which the Company’s management believes are beyond the reach of the Company.

At March 31, 2004, the Company had, at the holding company level, an investment portfolio of $20.2 million available to fund the liquidity needs of its activities outside of its insurance operations.  Because the majority of the Company’s operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA’s ability to pay dividends is dependent upon FSA’s financial condition, results of operations, cash requirements, maintenance of FSA’s ratings and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states.  Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period.  FSA paid no dividends in the first three months of 2004 or 2003.  Based upon FSA’s statutory statements for March 31, 2004, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $111.9 million.

At March 31, 2004, the Company held $152.9 million of FSA surplus notes.  Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent.  FSA paid $1.9 million and $2.0 million in surplus note interest in the first three months of 2004 and 2003, respectively.

The Company paid no dividends in the first three months of 2004.

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, or principal of or interest on surplus notes held by, its parent.  FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources within the transactions. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims absent consent of the insurer are mandatory under Article 69 of the New York insurance law and serve to reduce FSA’s liquidity requirements.

For the first quarter of 2003, the Company had negative cash flow from operations.  This was primarily attributable to lower than normal premiums written and higher than normal ceded premiums paid to reinsurers during the first quarter of 2003.  Payments to reinsurers for ceded premiums are paid within 45 days after the Company collects premiums on its direct and assumed business.  The Company’s premiums written were higher than normal during November and December of 2002, resulting in higher than normal ceded premiums paid by the Company during the first quarter of 2003.

FSA had a credit arrangement, aggregating $150.0 million at March 31, 2004, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries.  At March 31, 2004, there were no borrowings under this arrangement, which expires April 22, 2005, unless extended.

FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $892.8 million at March 31, 2004.  The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.  This commitment has a seven-year term that will expire on April 30, 2010 and contains an annual renewal provision subject to approval by the banks.  No amounts have been utilized under this commitment as of March 31, 2004.

In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA.  If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA.  FSA pays a floating put premium to the trusts.  The cost of the structure was $0.3 million for the first quarter of 2004, and was recorded as a reduction to equity.  The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

The Company’s financial products operations has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 10, 2004, unless extended.  This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company.  There were no borrowings under this arrangement as of March 31, 2004.

S&P, Moody’s and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies’ capital adequacy criteria necessary to maintain FSA’s Triple-A ratings.  Capital adequacy assessments by the rating agencies are generally based on FSA’s qualified statutory capital, which is the aggregate of policyholders’ surplus and contingency reserves determined in accordance with statutory accounting principles.

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral.  Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer.  Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time.  In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P.  Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria.  While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it may reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P.  A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction.  FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits.  Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under the S&P capital adequacy model and, ultimately, the Company’s return on equity.  The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies and their assessment of FSA’s capital adequacy.

In the case of Moody’s, capital adequacy is one of the financial strength measures under Moody’s financial guarantor model.  The model includes a penalty for risk concentration and recognizes a benefit for diversification.  The published results reflect four basic metrics of financial strength relating to the insured portfolio’s credit quality, correlation risk, concentration risk and capital adequacy.  Moody’s assesses capital adequacy by comparing FSA’s claims-paying resources to a Moody’s-derived probability of potential credit losses.  Moody’s loss distribution reflects FSA’s current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA’s reinsurers, and the term to maturity of FSA’s insured portfolio.  The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA’s claims-paying resources.

FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs.  The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions.  Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer.  Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected.  In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody’s, unless the GIC provider posts collateral or otherwise enhances its credit.  Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A- by S&P or A3 by Moody’s, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit.  The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

As of March 31, 2004, the Company had no material commitments for capital expenditures.  The Company is considering relocating its corporate headquarters to another location in New York City.  In the event that the Company relocates, it will enter into commitments for capital expenditures relating to the new space.

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

In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements.  Such forward-looking statements include, but are not limited to,  (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts; (ii) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value per share or return on equity; and (iii) expected losses on, and adequacy of loss reserves for, insured transactions.  Words such as “believes,” “anticipates,” “expects,” “intends” and “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company.  These factors include:  (i) changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically; (ii) competitive forces, including the conduct of other financial guaranty insurers in general; (iii) changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients; (iv) changes in accounting principles or practices that may result in a decline in securitization transactions; (v) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio; (vi) inadequacy of reserves established by the Company for losses and loss adjustment expenses; (vii) temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures; (viii) downgrade or default of one or more of FSA’s reinsurers; (ix) the amount and nature of business opportunities that may be presented to the Company; (x) market conditions, including the credit quality and market pricing of securities issued; (xi) capacity limitations that may impair investor appetite for FSA-insured obligations; (xii) market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements; (xiii) prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA; (xiv) changes in the value or performance of strategic investments made by the Company; and (xv) other factors, most of which are beyond the Company’s control.  The Company cautions that the foregoing list of important factors is not exhaustive.  In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the three months ended March 31, 2004 and 2003.

(b)  Reports on Form 8-K

On February 6, 2004, the Company filed with the SEC a current report on Form 8-K dated January 30, 2004, pursuant to which it furnished to the SEC (i) a press release announcing its fourth quarter 2003 results; (ii) the Company’s current Quarterly Operating Supplement; and (iii) a quarterly letter from its Chairman and Chief Executive Officer; and stating that the Company was posting such materials on February 5, 2004, to its website, http://www.fsa.com.

On March 25, 2004, the Company filed with the SEC a current report on Form 8-K dated March 18, 2004, pursuant to which it furnished to the SEC (i) a press release announcing that it was posting that date to its website, http://www.fsa.com, an Investor Relations Presentation intended primarily for fixed-income investors, which includes supplementary information related to its previously disclosed December 31, 2004 results, and (ii) a copy of the presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

May 14, 2004	By	/s/ Joseph W. Simon
Joseph W. Simon
Managing Director & Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the three months ended March 31, 2004 and 2003.