Form 10-Q
period 2004-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2004-08-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At August 10, 2004, there were 33,220,719 outstanding shares of Common Stock of the registrant (excludes 297,276 shares of treasury stock).

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Bonds at fair value (amortized cost of $3,487,740 and $3,275,310)	$3,621,174	$3,508,649
Short-term investments	163,350	224,429
Variable interest entities’ bonds at fair value (amortized cost of $1,383,468 and $1,423,657)	1,383,284	1,422,538
Variable interest entities’ short-term investment portfolio	20,859	11,102
Financial products bond portfolio at fair value (amortized cost of $5,410,989 and $4,033,979)	5,419,840	4,031,263
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $36,538 and $70,358)	35,874	66,423
Financial products short-term investment portfolio	682,574	228,812
Total investment portfolio	11,326,955	9,493,216
Cash	17,923	19,460
Securitized loans	403,448	440,611
Deferred acquisition costs	282,357	273,646
Prepaid reinsurance premiums	746,194	695,398
Investment in unconsolidated affiliates	137,900	110,863
Reinsurance recoverable on unpaid losses	37,384	59,235
Other assets	1,130,580	1,282,241

TOTAL ASSETS	$14,082,741	$12,374,670

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,001,902	$1,861,960
Losses and loss adjustment expenses	184,131	233,408
Guaranteed investment contracts and variable interest entities’ debt	7,992,670	6,809,771
Deferred federal income taxes	157,865	152,646
Notes payable	430,000	430,000
Accrued expenses and other liabilities	1,032,844	718,449

TOTAL LIABILITIES AND MINORITY INTEREST	11,799,412	10,206,234

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	899,634	900,224
Accumulated other comprehensive income (net of deferred income taxes of $48,900 and $76,041)	93,030	147,433
Accumulated earnings	1,290,330	1,120,444
Deferred equity compensation	23,707	23,445
Less treasury stock at cost (299,548 and 297,658 shares held)	(23,707)	(23,445)

TOTAL SHAREHOLDERS’ EQUITY	2,283,329	2,168,436

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$14,082,741	$12,374,670

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net premiums written	$166,581	$187,884	$283,075	$280,069

Net premiums earned	$101,719	$88,158	$193,929	$168,248
Net investment income	41,555	37,776	82,631	74,309
Net realized (losses) gains	(2,916)	2,829	(2,421)	3,893
Net interest income from financial products segment and variable interest entities	45,798	11,949	86,439	19,906
Financial products net realized (loss) gains		(1,058)	119	(1,096)
Net realized and unrealized gains on derivative instruments	9,490	2,365	22,528	2,140
Other income	991	451	3,595	1,627
TOTAL REVENUES	196,637	142,470	386,820	269,027
Expenses:
Losses and loss adjustment expenses	7,665	6,595	15,365	12,895
Interest expense	6,748	7,085	13,497	14,171
Policy acquisition costs	13,821	13,537	28,619	26,936
Net interest expense from financial products segment and variable interest entities	46,662	6,916	81,308	14,229
Other operating expenses	19,150	17,339	35,624	32,939
TOTAL EXPENSES	94,046	51,472	174,413	101,170
Minority interest	(5,285)	(2,293)	(9,888)	(4,720)
Equity in earnings of unconsolidated affiliates	10,832	58	15,719	9,386
INCOME BEFORE INCOME TAXES	108,138	88,763	218,238	172,523
Provision for income taxes	24,933	20,674	50,986	38,609
NET INCOME	83,205	68,089	167,252	133,914

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Holding (losses) gains arising during period	(83,021)	38,703	(55,832)	41,398
Less: reclassification adjustment for (losses) gains included in net income	(1,927)	2,152	(1,429)	2,478
Other comprehensive (loss) income	(81,094)	36,551	(54,403)	38,920
COMPREHENSIVE INCOME	$2,111	$104,640	$112,849	$172,834

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total

BALANCE, December 31, 2003	$335	$900,224	$147,433	$1,120,444	$23,445	$(23,445)	$2,168,436

Net income				167,252			167,252

Capital issuance costs		(590)					(590)

Net unrealized losses on investments, net of tax			(54,403)				(54,403)

Purchase of common stock					262	(262)

Dividends paid				(7,625)			(7,625)

Other				10,259			10,259

BALANCE, June 30, 2004	$335	$899,634	$93,030	$1,290,330	$23,707	$(23,707)	$2,283,329

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Premiums received, net	$283,886	$267,276
Policy acquisition and other operating expenses paid, net	(132,223)	(108,912)
Recoverable advances (paid) recovered	(245)	683
Losses and loss adjustment expenses paid, net	(38,210)	(1,490)
Net investment income received	85,559	70,631
Interest paid	(13,741)	(13,102)
Interest paid on guaranteed investment contracts	(14,546)	(18,413)
Interest received on financial products bond portfolio	27,986	23,642
Variable interest entities’ net interest received	13,481
Variable interest entities’ net interest paid	(9,918)
Federal income taxes paid	(51,170)	(39,320)
Other, net	3,583	17,406
Net cash provided by operating activities	154,442	198,401

Cash flows from investing activities:
Proceeds from sales of bonds	487,435	523,963
Purchases of bonds	(666,826)	(853,966)
Net decrease in short-term investments	61,079	133,006
Proceeds from dispositions of financial products bonds	1,147,242	585,682
Purchases of financial products bonds	(2,182,854)	(1,069,072)
Securities purchased under agreements to resell	175,000	74,632
Net increase in financial products short-term investments	(453,762)	(134,626)
Proceeds from dispositions of variable interest entities’ bonds	34,212
Net increase in variable interest entities’ short-term investments	(9,757)
Purchases of property and equipment	(979)	(677)
Net (increase) decrease in other investments	(20,185)	32,810
Net cash used for investing activities	(1,429,395)	(708,248)

Cash flows from financing activities:
Capital issuance costs	(590)	(3,010)
Dividends paid	(7,625)
Securities sold under agreements to repurchase	(29,968)	96,340
Repayment of guaranteed investment contracts	(1,207,596)	(546,338)
Proceeds from issuance of guaranteed investment contracts	2,453,295	944,674
Repayment of variable interest entities’ debt	(10,000)
Proceeds from issuance of variable interest entities’ debt	75,900
Net cash provided by financing activities	1,273,416	491,666

Net decrease in cash	(1,537)	(18,181)
Cash at beginning of period	19,460	31,368

Cash at end of period	$17,923	$13,187

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                        ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York.  The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  The Company also offers guaranteed investment contracts (GICs) through wholly-owned subsidiaries (collectively, the GIC Subsidiaries).  The Company is a direct subsidiary of Dexia Holdings, Inc., which in turn is owned 90% by Dexia Credit Local and 10% by Dexia S.A. (Dexia), a publicly held Belgian corporation.

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

2.                        BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP).  These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated financial statements have not been audited by Registered Public Accountants in accordance with Standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented, have been made.  The December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.  Certain prior-year balances have been reclassified to conform to the 2004 presentation.

3.                        LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a case reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date.  The estimated loss on a transaction is discounted using the risk-free rate at the time the case reserve is established, which ranged from 4.94% to 6.1% at June 30, 2004.  For insured collateralized debt obligations (CDOs), a case reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case reserves or to new case reserves to be established on particular insured obligations in the future.  The general reserve is derived from two separate steps.  The first step is to multiply loss factors by the Company’s total net par underwritten and to discount the result using the risk-free rate at the time the reserve is established, which ranged from 1.2% to 7.953% at June 30, 2004.  The loss factors used for this purpose are obtained from an independent rating agency study of bond defaults and have been adjusted by the Company’s portfolio characteristics and history.  The second step pertains to the Company’s insured CDOs, where a present value “deterministic” approach is utilized to calculate the general reserve for the insured CDOs.

Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims.  However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

As of June 30, 2004, the Company’s case reserves are $42.1 million, net of reinsurance of $37.4 million.  The net case reserve is comprised primarily of three CDO transactions which account for approximately 80% of the total net case reserve.  The remaining 12 exposures are in various sectors.  The following table presents the activity in the general and case reserves for each of the periods presented (in millions).

Reconciliation of Net Losses and Loss Adjustment Expenses

	General	Case	Total

December 31, 2003	$111.5	$62.7	$174.2
Incurred	7.7		7.7
Transfers	4.1	(4.1)
Payments and other decreases		(1.0)	(1.0)
March 31, 2004 balance	123.3	57.6	180.9
Incurred	7.7		7.7
Transfers	(26.4)	26.4
Payments and other decreases		(41.9)	(41.9)
June 30, 2004 balance	$104.6	$42.1	$146.7

FSA has certain rights available to it under its financial guaranty insurance policies and indentures relating to certain collateralized bond obligation notes issued by related trusts. Those rights allow FSA to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of certain events of default. In the second quarter of 2004, FSA accelerated or planned to accelerate certain outstanding notes which gave rise to claim payments or expected claim payments of $21.1 million (excluding any potential recoveries).

4.                        DERIVATIVE INSTRUMENTS

FSA has insured a number of credit default swaps (CDS) with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable.  It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes.  These agreements are recorded at fair value.  The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred.  The Company recorded $16.8 million and $32.8 million of net earned premium under these agreements for the three and six months ended June 30, 2004, respectively, and $12.5 million and $23.7 million for the three and six months ended June 30, 2003, respectively.

The changes in the fair value of CDS, which were gains of $4.9 million and $20.0 million for the three and six months ended June 30, 2004, respectively, and $2.6 million and $4.1 million for the three and six months ended June 30, 2003, respectively, were recorded in net realized and unrealized gains on derivative instruments in the condensed consolidated statements of operations and comprehensive income.  The Company included net par outstanding of $70.9 billion and $63.8 billion relating to these CDS transactions at June 30, 2004 and December 31, 2003, respectively, in the asset-backed balances in Note 5.  The losses or gains recognized by recording these contracts at fair value are determined each quarter based upon quoted market prices, if available.  If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates.  Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations.  The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees.  The inception-to-date net unrealized gain of $10.6 million at June 30, 2004 was recorded in other assets and the net unrealized loss of $9.4 million at December 31, 2003 was recorded in accrued expenses and other liabilities.

Derivative contracts, which are primarily designated as fair-value hedges, are entered into to manage the interest-rate and foreign currency exposure of the Company’s financial products bond portfolio, guaranteed investment contracts and variable interest entities’ (VIE) debt and VIE bond portfolio and are recorded at fair value.  These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses relating to these fair-value hedges are included in net interest income from financial products segment and variable interest entities and net interest expense from financial products segment and variable interest entities, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged.   The inception-to-date net unrealized loss on derivatives used to hedge the GICs and the financial products bond portolio of $27.9 million and $15.8 million at June 30, 2004 and December 31, 2003, respectively, was recorded in accrued expenses and other liabilities.  The inception-to-date net unrealized gain on the derivatives used to hedge the VIE debt and VIE bond portfolio of $343.6 million and $407.7 million at June 30, 2004 and December 31, 2003, respectively, was recorded in other assets.  In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risks associated with the exposure being hedged.  An effective hedge is defined as a hedge that falls within an 80% to 125% correlation range.  The difference between a perfect hedge (i.e., one that correlates exactly 100%) and the actual correlation within the 80%-125% range is the ineffective portion of the hedge.  A failed hedge is one whose correlation falls outside of the 80% to 125% range.  The table below presents the net gain (loss) related to the ineffective portion of the Company’s fair value hedges and net gain (loss) related to failed hedges (in millions).

	Gains (Losses) on Fair Value Hedges
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Ineffective portion of fair value hedges	$(3.3)	$(1.9)	$(1.1)	$(6.4)
Failed hedges	2.1	(1.6)	1.4	(1.6)

5.                        OUTSTANDING EXPOSURE

The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance.

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) includes the following amounts by type of collateral (in millions) at June 30, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
Type of Collateral	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Residential mortgages	$23,861	$20,682	$3,288	$4,031
Consumer receivables	11,189	14,039	3,491	5,033
Pooled corporate obligations	80,250	78,147	10,445	11,936
Other asset-backed obligations (1)	6,347	5,660	3,215	4,200
Total asset-backed obligations	$121,647	$118,528	$20,439	$25,200

(1)          Excludes net par outstanding of $5,902 million and $4,474 million at June 30, 2004 and December 31, 2003, respectively, relating to FSA-insured GICs issued by the GIC subsidiaries.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issues (in millions) at June 30, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
Type of Issue	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
General obligation bonds	$71,889	$67,212	$21,880	$20,184
Housing revenue bonds	7,328	7,597	1,931	2,074
Municipal utility revenue bonds	30,834	30,024	13,833	14,270
Health care revenue bonds	8,516	7,051	7,470	6,971
Tax-supported (non-general obligation) bonds	35,818	33,835	14,241	13,526
Transportation revenue bonds	11,803	10,744	7,895	7,376
Other municipal bonds	16,111	14,475	8,839	7,223
Total municipal obligations	$182,299	$170,938	$76,089	$71,624

6.                        GIC AND VIE DEBT

The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events.  As of June 30, 2004, the interest rates were between 0.85% and 6.0725% per annum on GICs and between 1.12% and 10.0% per annum on VIE debt.  Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $77.2 million and includes accretions of $744.1 million.  VIE debt includes $1,348.9 million of future interest accretion on zero coupon obligations and excludes $147.8 million of hedge accounting adjustments.  The following table presents (in millions) the combined payments due under GICs and VIE debt for the remainder of 2004 and each of the next four years ending December 31, and thereafter:

Expected Withdrawal Date	Principal Amount
2004	$1,201.3
2005	1,701.9
2006	773.3
2007	738.4
2008	259.8
Thereafter	5,340.5
Total	$10,015.2

The amount of debt payment for 2004 in the above debt repayment schedule includes $180.6 million of debt relating to Canadian Global, which will mature in August 2004.  The Company expects that investments within the VIE portfolio will mature or be liquidated in order to satisfy this obligation.   Following maturity and repayment of that debt, Canadian Global is expected to be liquidated.

7.                        SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products.  The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  It also includes the results of the VIEs, which were consolidated for the first time in the third quarter of 2003.  The financial products segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants.  The GICs provide for the return of principal and the payment of interest at pre-specified rates.  The following tables summarize the financial information (in thousands) by segment as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003:

		Three Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations		Total
Revenues:(1)
External	$180,910	$15,727			$196,637
Intersegment	4,442	6,780		$(11,222)

Expenses:(1)
External	76,173	17,873			94,046
Intersegment	6,780	4,442	(11,222)

Income before income taxes	$107,946	$192	$		$108,138

Segment assets	$9,006,503	$7,030,699		$(1,954,461)	$14,082,741

(1)  Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $23,727 and $23,308, respectively.

		Three Months Ended June 30, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$138,106	$4,364		$142,470
Intersegment		6,156	$(6,156)

Expenses:
External	38,810	12,662		51,472
Intersegment	6,156		(6,156)

Income (loss) before income taxes	$90,905	$(2,142)	$	$88,763

		Six Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:(1)
External	$359,582	$27,238		$386,820
Intersegment	8,938	13,577	$(22,515)

Expenses:(1)
External	144,105	30,308		174,413
Intersegment	13,577	8,938	(22,515)

Income before income taxes	$216,669	$1,569	$	$218,238

(1)  Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $48,112 and $47,831, respectively.

		Six Months Ended June 30, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$262,095	$6,932		$269,027
Intersegment		11,995	$(11,995)

Expenses:
External	77,668	23,502		101,170
Intersegment	11,995		(11,995)

Income (loss) before income taxes	$177,098	$(4,575)	$	$172,523

The intersegment assets consist of intercompany notes in the financial products investment portfolio and GICs issued by the GIC Subsidiaries in the financial guaranty segment investment portfolio.  The intersegment revenues and expenses relate to interest income and interest expense on intercompany assets and liabilities.

8.                        VIEs

Following is a summary of the impact on the consolidated statements of operations and comprehensive income of consolidating FSA Global, Canadian Global and Premier for the three and six months ended June 30, 2004 (in thousands).  VIEs were not consolidated as of June 30, 2003.

	Variable Interest Entities
	Three months ended June 30, 2004	Six months ended June 30, 2004
Net interest income from financial products segment and variable interest entities	$24,917	$50,834
Net premiums written	(1,190)	(2,722)
Total revenues	$23,727	$48,112

Net interest expense from financial products segment and variable interest entities	23,967	48,532
Other operating expenses	(659)	(701)
Total expenses	$23,308	$47,831

9.                        OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Other assets:
Fair value of VIE swaps	$343,591	$407,742
Securities purchased under agreement to resell		175,000
Deferred compensation trust	101,863	97,514
Asset-backed notes	97,889	71,099
Tax and loss bonds	95,802	85,512
Accrued interest on VIE swaps	90,285	59,100
Accrued interest income	52,988	47,634
Other assets	348,162	338,640
Total other assets	$1,130,580	$1,282,241

Accrued expenses and other liabilities:
Payable for securities purchased	$493,071	$116,878
Deferred compensation trust	101,621	97,262
Equity participation plan	79,622	114,165
Securities sold under agreements to repurchase	33,998	63,965
Fair-value adjustments on derivatives	27,939	25,405
Other liabilities	296,593	300,774
Total accrued expenses and other liabilities	$1,032,844	$718,449

10.                 TAXES

Dexia Holdings, Inc. (DHI), in connection with its acquisition of the Company in July 2000, purchased all the outstanding shares of White Mountains Holdings, Inc. (WMH).  The only asset of WMH at the time of such purchase were shares of the Company.  WMH subsequently merged into the Company, with the Company becoming the successor to WMH for tax purposes.  Prior to being purchased by DHI, WMH sold an insurance subsidiary to a third party who was indemnified by White Mountains Insurance Group for future adverse loss development through December 31, 2002 in an amount up to $50.0 million. On June 25, 2004, an indemnity payment of $47.0 million was made to the third party by the Company with funds provided for such purpose by White Mountains Insurance Group.

While the Company had no legal liability in connection with the indemnity payment, the payment is expected to be treated, for tax purposes, as an adjustment to the original sales price, resulting in $47.0 million of additional tax losses to the Company, as successor to WMH. The Company requires further information to determine the character of such tax losses and has yet to reach an agreement, if any, regarding the sharing of any tax benefit with White Mountains Insurance Group in connection therewith.

A tax asset has been established for the maximum benefit of $16.5 million with an equal and offsetting allowance.  As the nature and measurement remain uncertain, no benefit has been recorded in the condensed consolidated financial statements at June 30, 2004.

11.                 LEASE

Effective June 2004, FSA entered into a 20 year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York to be used as its new headquarters.  The Company anticipates moving from its current location at 350 Park Avenue, New York, New York to its new space in the second quarter of 2005.  The lease contains scheduled rent increases every 5 years after a 19-month free rent period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease.  The lease contains provisions for rent increases related to increases in the building’s operating expenses.  The lease also contains a renewal option for an additional 10 year period, and an option to rent additional office space at various points in the future, in each case at then current market rents.  The future minimum lease payments related to this lease are as follows (in thousands):

Future Minimum Rent Payments

2005	$—
2006	4,884
2007	6,512
2008	6,512
2009	6,512
Thereafter	109,452
Total	$133,872

12.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the second quarter of 2004, the Emerging Issues Task Force (EITF) reached a consensus that under EITF Issue 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004.  The Company will continue to analyze the impact of this consensus.

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

To accurately reflect how management evaluates the Company’s operations and progress toward long-term goals, this discussion employs both measures promulgated in accordance with GAAP (GAAP measures) and measures not so promulgated (non-GAAP measures).  Although the measures identified as non-GAAP in this discussion should not be considered substitutes for GAAP measures, management and investors consider them important because of characteristics specific to the financial guaranty business.

Business Production Overview

The GAAP measure gross premiums written captures premiums collected in a given period, whether collected for business originated in the period, or in installments for business originated in prior periods.  Because a significant portion of the Company’s premiums are collected in installments, management uses a non-GAAP measure, gross present value originations (PV originations), to reflect the business originated in a given period.

PV originations has two components.  The first, gross present value of premiums written (PV premiums), reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period.  To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments.  For most transactions with installment premiums, the expected premium payments are a function of the projected future outstanding par and the premium rate.  In connection with the closing of a transaction involving installment premiums, the Company’s responsible transaction team estimates the future amortization of the transaction.  This is done based on good faith projections being used by the parties negotiating the transaction.  For example, in mortgage-backed securities transactions, the pricing prepayment speed published in the offering circular is often used.  The Company’s surveillance team reviews the estimated amortization schedule and premium rate for accuracy for each newly closed transaction before the information is “captured” in final form.

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

The following table reconciles gross premiums written to PV originations (in millions).

Reconciliation of Gross Premiums Written to Non-GAAP PV Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Gross premiums written	$236.1	$294.8	$425.6	$424.4
Gross installment premiums received	(98.4)	(97.6)	(170.4)	(170.1)
Upfront premiums originated	137.7	197.2	255.2	254.3
PV estimated future premiums originated	115.1	118.4	169.3	160.1
PVNIM originated	17.2	15.3	32.7	18.3
PV originations	$270.0	$330.9	$457.2	$432.7

Earnings Overview

Net income for the second quarter of 2004 was $83.2 million, a 22.2% increase over the prior year’s comparable period.  In addition to net income, management views operating earnings (a non-GAAP measure) as an important measure of operating results.  The Company defines operating earnings as net income before the effects of fair-value adjustments for FSA-insured CDS that have investment-grade underlying credit quality and are required to be marked to fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Management views insured CDS risks as comparable to other insured risks and enters into such non-cancelable contracts fully expecting that these transactions will not be subject to a market value termination for which the Company would be liable.  Management expects that the SFAS No. 133 adjustments for each guaranteed CDS will sum to zero over the life of the transaction, as explained below under “Results of Operations - Net Realized and Unrealized Gains on Derivatives.”  Management therefore considers operating earnings a key measure of normal operating results.  The Company uses operating earnings to calculate a portion of compensation paid to its employees.  The following table is a reconciliation of net income to operating earnings for the three and six months ended June 30, 2004 and 2003 (in millions).

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$83.2	$68.1	$167.3	$133.9
Less fair-value adjustments of insured CDS, net of taxes	3.3	1.8	13.6	2.8
Operating earnings	$79.9	$66.3	$153.7	$131.1

Shareholders’ Equity and Adjusted Book Value Overview

Shareholders’ equity (book value) was $2.3 billion at June 30, 2004.  Management believes that the intrinsic value of the Company comprises not only book value and franchise value but also the estimated present value of future income from business it has already originated.  Such future income is substantial because premiums are earned over the life of each insured transaction.  It includes revenues from premiums that have been collected but have not yet been earned (deferred premium revenue), the estimated present value (PV) of net future premiums that will be collected in installments and, for GIC transactions, PVNIM.  For this reason, management considers adjusted book value (ABV), a non-GAAP measure that captures these forms of deferred income, to be a reasonable proxy for the intrinsic value of the Company, exclusive of franchise value.  The Company uses ABV to calculate a portion of compensation paid to its employees. The following table is a reconciliation of book value to adjusted book value (in millions).

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	June 30, 2004	December 31, 2003

Shareholders’ equity (book value) (1)	$2,283.3	$2,168.4
After-tax value of:
Net deferred premium revenue, net of deferred acquisition costs and goodwill	625.1	572.8
Present value of future installment premiums and present value of future net interest margin	435.4	424.1
Adjusted book value	$3,343.8	$3,165.3

(1)          Includes the effect of after-tax unrealized gains in the investment portfolio, which were $93.0 million at June 30, 2004 and $147.4 million at December 31, 2003.

Business Production

The tables below show total and sector PV originations and the applicable insured par amounts.  Unless otherwise noted, percentage changes mentioned below compare the period named with the comparable period of the prior year.

Total New Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Gross par insured (in billions)	$22.9	$23.0	$42.1	$36.7
PV originations (in millions)	270.0	330.9	457.2	432.7

In the first half of 2004, new-issue volume in the U.S. municipal bond market reached $188.6 billion, 8.4% below the six-month level last year.  Insurance penetration was approximately 54%, compared with 52% in last year’s comparable period.  In this environment, FSA insured approximately 24% of the par amount of insured new issues sold.

U.S. Municipal New Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Gross par insured (in billions)	$12.6	$15.8	$23.5	$26.6
PV premiums (in millions)	136.0	144.5	225.4	208.6

Including both primary and secondary U.S. municipal obligations with closing dates in the second quarter of 2004, the par amount insured by FSA decreased 20.7%, and PV premiums decreased 5.9%.  Although the municipal bond insurance market has become increasingly competitive, FSA found good opportunities across all bond sectors and executed a number of transactions in the higher-premium health care, housing and transportation sectors.  For the first half of 2004, FSA’s U.S. municipal par originated declined 11.5% and PV premiums rose 8.1%.

U.S. Asset-Backed New Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Gross par insured (in billions)	$8.2	$4.5	$13.3	$6.6
PV premiums (in millions)	49.9	65.7	84.8	87.1

The Company’s second-quarter U.S. asset-backed par insured increased 82.0% with the strongest activity in the residential mortgage and pooled corporate sectors.  However, PV premiums decreased 24.0% primarily because second quarter 2003 results included premiums generated by amendments that provided for new premium income streams on existing business.  For the first half of 2004, U.S. asset-backed par insured increased 102.8% and the related PV premiums decreased 2.6%.  In both the first and second quarters of 2004, most of the growth in par volume came from transactions of Triple-A credit quality.  Such high-quality transactions tend to have relatively low premium rates but achieve good returns on equity.

International New Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Gross par insured (in billions)	$2.1	$2.7	$5.3	$3.5
PV premiums (in millions)	66.9	105.4	114.3	118.7

Second-quarter international par insured decreased 20.0%, and the related PV premiums decreased 36.5%.  The second quarter decline reflects the effect of a very large public infrastructure transaction in the second quarter of 2003 and reduced volume in the pooled corporate sector.  For the first half, international par insured increased 51.8% due to growth in Super Triple-A residential mortgage volume, and international PV premiums decreased 3.7%.  The Company has a strong pipeline of international transactions, particularly in the infrastructure finance sector.  PV premiums for international originations are translated into U.S. dollars using month end currency exchange rates.  Actual premiums received could differ from this amount due to changes in currency rates.

Financial Products New Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Gross present value of future net interest margin	$17.2	$15.3	$32.7	$18.3

PVNIM generated in the financial products segment rose 12.4% for the second quarter and 78.7% for the six-month period ended June 30, 2004.  The effect of declining U.S. municipal bond issuance on GIC originations has been offset in part by some municipalities’ decision to shift funds in interim short term investments to longer term GICs.  In addition, the Company has developed funding sources outside of the domestic municipal market, including highly structured synthetic and international infrastructure transactions.  GIC activity was constrained in the first half of 2003 until the Company received an exemption from the Investment Company Act in April 2003.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Premiums written, net of reinsurance	$166.6	$187.9	$283.1	$280.1
Premiums earned, net of reinsurance	101.7	88.2	193.9	168.2
Net premiums earned excluding refundings and prepayments	87.2	80.7	171.6	156.4

Second quarter 2004 gross premiums written of $236.1 million and net premiums written of $166.6 million represent decreases of 19.9% and 11.3%, respectively.  The declines reflect reductions in upfront premiums originated in the international and U.S. municipal sectors.  Second quarter 2004 net premiums written include $14.9 million of previously ceded business, which FSA had the right to reassume because the reinsurer had been downgraded.  Of that amount $1.3 million was earned.  For the first half of 2004, neither gross premiums written nor net premiums written changed materially.

For the second quarter of 2004, net premiums earned totaled $101.7 million, a 15.4% increase.  This includes $14.5 million of net premiums earned from refundings and prepayments, which were $7.5 million in the comparable period of 2003.  Excluding premiums from refundings and prepayments, second quarter net premiums earned increased 8.1%.  Since 2001, FSA has originated more long-term municipal and infrastructure business and less business in the asset-backed sector, where transactions tend to have significantly shorter average lives.  This trend reduces the quarterly rate of increase in earned premiums but is expected to result in a more stable and predictable stream of earned revenue.

For the first half of 2004, net premiums earned totaled $193.9 million, a 15.3% increase.  This includes $22.3 million of net premiums earned from refundings and prepayments, which were $11.8 million in the comparable period of 2003.  Excluding premiums from refundings and prepayments, first half net premiums earned increased 9.8%.

Net Investment Income and Net Realized Gains

Second quarter 2004 net investment income was $41.6 million, an increase of 10.0%.  The increase primarily reflects higher invested balances.  Net realized losses were $2.9 million in the second quarter of 2004, compared with $2.8 million of net realized gains in that period of 2003.  The Company’s effective tax rate on investment income was 9.6% for the second quarters of both 2004 and 2003.

In the first half of 2004, net investment income was $82.6 million as compared with $74.3 million in the comparable prior-year period, representing an increase of 11.2%.  In the first half of 2004, realized losses were $2.4 million, compared with $3.9 million of net realized gains in the comparable prior-year period.  Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $7.7 million in the second quarter of 2004, compared with $6.6 million in the comparable prior year period.  For the first half of 2004, losses and loss adjustment expenses were $15.4 million compared with $12.9 million in the comparable prior year period.  Additions to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations and a separate review of the insured CDO portfolio.

As of June 30, 2004, the Company’s net case reserves are $42.1 million, net of reinsurance of $37.4 million.  The net case reserve is comprised primarily of three CDO transactions which account for approximately 80% of the total net case reserve.  The remaining 12 exposures are in various sectors.  The following table presents the activity in the general and case reserves for each of the periods presented (in millions).

Reconciliation of Net Losses and Loss Adjustment Expenses

	General	Case	Total

December 31, 2003	$111.5	$62.7	$174.2
Incurred	7.7		7.7
Transfers	4.1	(4.1)
Payments and other decreases		(1.0)	(1.0)
March 31, 2004 balance	123.3	57.6	180.9
Incurred	7.7		7.7
Transfers	(26.4)	26.4
Payments and other decreases		(41.9)	(41.9)
June 30, 2004 balance	$104.6	$42.1	$146.7

During the second quarter of 2004, a net amount of $26.4 million was transferred from the general reserve to case reserves, primarily for CDOs.  The CDO portfolio continues to perform within the expectations reflected in previously recorded provisions for CDOs.   Transfers between general and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.  At June 30, 2004, case and general reserves in aggregate totaled $146.7 million, compared with $174.2 million at December 31, 2003.   During the second quarter of 2004, FSA exercised its right to have a large CDO transaction redeemed in full, resulting in a net reduction of reserves.

FSA has certain rights available to it under its financial guaranty insurance policies and indentures relating to certain collateralized bond obligation notes issued by related trusts. Those rights allow FSA to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of certain events of default. In the second quarter of 2004, FSA accelerated or planned to accelerate certain outstanding notes which gave rise to claim payments or expected claim payments of $21.1 million (excluding any potential recoveries).

Other Operating Expenses

Other operating expenses for the second quarter of 2004 increased to $19.2 million, from $17.3 million in the comparable prior year period.  For the first half, operating expenses increased $2.7 million from $32.9 million in the comparable prior year period.  The increases relate primarily to increases in compensation and related costs.

Financial Products Net Interest Margin

Second quarter net interest margin (NIM) for the financial products segment was $3.6 million in 2004, compared with $2.8 million in the comparable period of 2003.  The increase in NIM is primarily due to growth in the book of GIC business.  For the first half of 2004, NIM increased to $8.9 million from $3.5 million in 2003, primarily due to the growth in the book of GIC business and losses in the first quarter of 2003 relating to ineffective hedges.

Net Realized and Unrealized Gains on Derivatives

FSA’s business includes insurance of CDS referencing diversified pools of corporate obligations.  Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under SFAS No. 133.  These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guarantees.  The Company had net par outstanding of $70.9 billion and $63.8 billion relating to these transactions at June 30, 2004 and December 31, 2003, respectively.  Adjustments required by SFAS No. 133 resulted in pre-tax income of $4.9 million and $20.0 million for the three and six months ended June 30, 2004 and $2.6 million and $4.1 million for the three and six months ended June 30, 2003, respectively.  The benefit resulted primarily from tightening credit spreads in the CDS market.  The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty.  Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties.  The fair value is determined based on quoted market prices, if available.  If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates.  Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations.  Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period.  Given the high credit quality of FSA’s insured CDS portfolio and the Company’s expectation that these transactions will not be subject to a market value termination for which the Company would be liable, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Equity Earnings in Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was $10.8 million and $0.1 million for the second quarter of 2004 and 2003, respectively, and $15.7 million and $9.4 million for the six months ended June 30, 2004 and 2003, respectively.  The increase of $6.3 million for the first half of the year can be largely explained by an increase in the equity in earnings of XL Financial Assurance Ltd, of $7.8 million, partially offset by a decrease of $1.5 million related to the equity in earnings from SPS Holding Corp (formerly, Fairbanks Capital Holding Corp.), the parent company of Select Portfolio Servicing, Inc. (formerly, Fairbanks Capital Corp.) (collectively with its parent, “SPS”).

SPS is a servicer of single-family residential mortgage loans originated by unaffiliated third parties.  Most of the mortgage loans serviced by SPS are considered “sub-prime,” reflecting the lower than “prime” credit quality of the borrower/homeowner.  At June 30, 2004, the Company’s interest in SPS had a book value of $57.0 million, of which $7.6 million represented goodwill and $10.3 million represented a subordinated note holding.  The Company’s equity in earnings from SPS for the second quarter of 2004 and 2003 was income of $0.1 million and loss of $1.7 million, respectively, and income of $0.3 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

SPS’s business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry.  In October 2002, the Federal Trade Commission (FTC) informed SPS that it was investigating whether SPS’s loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC.  The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into SPS’s servicing practices.  Certain of SPS’s shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS’s servicing operations.

On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC’s and HUD’s civil allegations against SPS.  Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm.  The settlement enjoins SPS from future law violations and imposes new restrictions on SPS’s business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts, but an appeal of that district court action has been filed.  In the second quarter of 2004, the Company made a $10.3 million contribution to SPS, which was recorded as an additional equity investment in SPS, to fund a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC's settlement agreement with SPS.

While the impairment analysis performed by the Company did not result in a write-down of its investment in SPS, the Company continues to monitor the value of its investment in SPS.

Variable Interest Entities

The Company applied FIN 46 and consolidated, for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global.  In addition, as a result of the Company obtaining control rights, the Company consolidated another VIE, Premier, beginning July 1, 2003.  The increase in total assets and total liabilities in the condensed consolidated balance sheet related to the consolidation of these three entities at June 30, 2004 was $2.0 billion and $2.0 billion, respectively.  FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes.  In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries.  Similarly, Canadian Global and Premier have GICs issued by the GIC Subsidiaries in their investment portfolios.  In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation.  At June 30, 2004, $1,041.1 million was eliminated as a result of such consolidation.  In the cases of FSA Global and Canadian Global, permitted activities are limited by charter and do not involve active management; the legal documents that establish the VIEs do not permit the sale or other disposal of the financial assets they hold, except in automatic response to the terms of such financial assets.  The VIEs are structured as bankruptcy-remote entities.  The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.  All intercompany insured amounts between FSA and FSA Global or Canadian Global previously included in the Company’s outstanding exposure are excluded from the Notes to the condensed consolidated financial statements at June 30, 2004.

Taxes

For the second quarter of 2004 and 2003, the effective tax rate of 23% differed from the statutory rate of 35% due primarily to tax-exempt interest income earned within the investment portfolio and income from Financial Security Assurance International Ltd. (FSA International).  Although FSA International is subject to U.S. income taxes as a controlled foreign corporation, it nonetheless benefits from a lower overall effective tax rate than the Company’s domestic insurance company subsidiaries as federal income taxes have not been provided on substantially all of the undistributed earnings of FSA International, since it is the Company’s practice and intent to reinvest such earnings in the operations of this subsidiary.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at June 30, 2004, net of unsettled security transactions, was $9,429.7 million, compared with the December 31, 2003 balance of $7,962.5 million.  These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $141.6 million at June 30, 2004 and $226.7 million at December 31, 2003.  These balances exclude the VIE bonds which the Company’s management believes are beyond the reach of the Company and its creditors.

At June 30, 2004, the Company had, at the holding company level, an investment portfolio of $16.0 million available to fund the liquidity needs of its activities outside of its insurance operations.  Because the majority of the Company’s operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

FSA’s ability to pay dividends is dependent upon FSA’s financial condition, results of operations, cash requirements, maintenance of FSA’s ratings and other factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states.  Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (ii) adjusted net investment income during this period.  FSA paid no dividends in the first six months of 2004 and 2003.  Based upon FSA’s statutory statements for June 30, 2004, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $107.2 million.

At June 30, 2004, the Company held $126.9 million of FSA surplus notes.  Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent.  FSA paid $3.2 million and $2.7 million in surplus note interest in the second quarter of 2004 and 2003, respectively, and $5.1 million and $4.7 million in the six months ended June 30, 2004 and 2003, respectively.  FSA paid $26.0 million in surplus note principal in the second quarter of 2004.

In the second quarter of 2004, the Company resumed the payment of regular quarterly dividends, paying a dividend of $7.6 million.   There were no dividend payments in the first half of 2003.

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

FSA had a credit arrangement, aggregating $150.0 million at June 30, 2004, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries.  At June 30, 2004, there were no borrowings under this arrangement, which expires April 22, 2005, unless extended. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable.  If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable.

FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $925.3 million at June 30, 2004.  The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.  This commitment has a seven-year term that will expire on April 30, 2011 and contains an annual renewal provision subject to approval by the banks.  A ratings downgrade of FSA would result in an increase in the commitment fee.  No amounts have been utilized under this commitment as of June 30, 2004.

In June 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA.  If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA.  FSA pays a floating put premium to the trusts.  The cost of the structure was $0.6 million for the first half of 2004, and was recorded as a reduction to equity.  The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

The Company’s financial products operation has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 10, 2004, unless extended.  This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company.  There were no borrowings under this arrangement as of June 30, 2004.

Standard and Poor's Ratings Services (S&P), Moody's Investor Service, Inc. (Moody's), and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies’ capital adequacy criteria necessary to maintain FSA’s Triple-A ratings.  Capital adequacy assessments by the rating agencies are generally based on FSA’s qualified statutory capital, which is the aggregate of policyholders’ surplus and contingency reserves determined in accordance with statutory accounting principles.

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

In the case of Moody’s, capital adequacy is one of the financial strength measures under Moody’s financial guarantor model.  The model includes a penalty for risk concentration and recognizes a benefit for diversification.  The published results reflect four basic metrics of financial strength relating to the insured portfolio’s credit quality, correlation risk, concentration risk and capital adequacy.  Moody’s assesses capital adequacy by comparing FSA’s claims-paying resources to a Moody’s-derived probability distribution of potential credit losses.  Moody’s loss distribution reflects FSA’s current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA’s reinsurers, and the term to maturity of FSA’s insured portfolio.  The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA’s claims-paying resources.

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

FSA-insured CDS subject the Company to risk associated with the early termination of the insured CDS.  Certain CDS insured by FSA require that FSA repurchase the referenced obligation at par upon the occurrence of a credit event.  These insured CDS relate predominantly to highly rated asset-backed securities and to synthetic collateralized debt obligations benefiting from significant deductibles or other credit protection that must be exhausted prior to any claims paying obligation on the part of FSA.

In June 2004, FSA entered into a lease for the new corporate headquarters of the Company.  The Company plans to move to its new space in the second quarter of 2005.  The scheduled lease payments are presented in the table below (in thousands).

Future Minimum Rent Payments

2005	$—
2006	4,884
2007	6,512
2008	6,512
2009	6,512
Thereafter	109,452
Total	$133,872

The Company plans to incur capital expenditures through the second quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. As of June 30, 2004, the Company had not finalized plans for the construction of the new space, no formal commitments had been signed and the amount of such expenditures remained uncertain.   The Company expects to fund these capital expenditures out of cash flows from operations.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since December 31, 2003.

Item 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

10.1

Amendment No. 6 to the Credit Agreement, dated as of April 23, 2004, among Financial Security Assurance Inc. (“FSA”), the additional borrowers party thereto, various banks, U.S. Bank, N.A., and The Bank of New York, as agent.

10.2

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of the 30th day of April, 2004 among FSA and FSA Insurance Company, the Banks party thereto and Bayerische Landesbank (formerly known as Bayerische Landesbank Girozentrale), acting through its New York Branch in its capacity as Agent.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed unaudited consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2004.

(b) Reports on Form 8-K

On May 6, 2004, the Company filed with the SEC a current report on Form 8-K dated May 5, 2004, pursuant to which it furnished to the SEC (i) a press release announcing its first quarter 2004 results; (ii) the Company’s current Quarterly Operating Supplement; and (iii) a quarterly letter from its Chairman and Chief Executive Officer; and stating that the Company had posted such materials to its website, http://www.fsa.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

August 13, 2004	By	/s/ Laura A. Bieling
Laura A. Bieling
Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
10.1

Amendment No. 6 to the Credit Agreement, dated as of April 23, 2004, among Financial Security Assurance Inc. (“FSA”), the additional borrowers party thereto, various banks, U.S. Bank, N.A., and The Bank of New York, as agent.

10.2

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of the 30th day of April, 2004 among FSA and FSA Insurance Company, the Banks party thereto and Bayerische Landesbank (formerly known as Bayerische Landesbank Girozentrale), acting through its New York Branch in its capacity as Agent.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed unaudited consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2004.