Form 10-Q
period 2004-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2004-11-12
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-12644

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

        At November 10, 2004, there were 33,220,719 outstanding shares of Common Stock of the registrant (excludes 297,276 shares of treasury stock).

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Unaudited Financial Statements
	Financial Security Assurance Holdings Ltd. and Subsidiaries
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income	2
	Condensed Consolidated Statement of Changes in Shareholders' Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	28
PART II	OTHER INFORMATION
Item 6.	Exhibits.	29
SIGNATURES		30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Bonds at fair value (amortized cost of $3,796,212 and $3,275,310)	$4,036,905	$3,508,649
Equity securities, at fair value (cost of $13,919)	13,051
Short-term investments	228,472	224,429
Variable interest entities' bonds at fair value (amortized cost of $1,353,682 and $1,423,657)	1,353,960	1,422,538
Variable interest entities' short-term investment portfolio	22,126	11,102
Financial products bond portfolio at fair value (amortized cost of $6,105,082 and $4,033,979)	6,103,857	4,031,263
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $18,476 and $70,358)	18,331	66,423
Financial products short-term investment portfolio	1,005,696	228,812

Total investment portfolio	12,782,398	9,493,216
Cash	20,463	19,460
Securitized loans	388,806	440,611
Deferred acquisition costs	300,359	273,646
Prepaid reinsurance premiums	735,595	695,398
Investment in unconsolidated affiliates	105,969	110,863
Reinsurance recoverable on unpaid losses	46,845	59,235
Other assets	1,244,211	1,282,241

TOTAL ASSETS	$15,624,646	$12,374,670

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$2,022,581	$1,861,960
Losses and loss adjustment expenses	180,030	233,408
Guaranteed investment contracts and variable interest entities' debt	9,327,191	6,809,771
Deferred federal income taxes	204,087	152,646
Notes payable	430,000	430,000
Accrued expenses and other liabilities	1,028,853	718,449

TOTAL LIABILITIES AND MINORITY INTEREST	13,192,742	10,206,234

Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	899,311	900,224
Accumulated other comprehensive income (net of deferred income taxes of $80,817 and $76,041)	157,702	147,433
Accumulated earnings	1,374,556	1,120,444
Deferred equity compensation	23,528	23,445
Less treasury stock at cost (297,276 and 297,658 shares held)	(23,528)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	2,431,904	2,168,436

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$15,624,646	$12,374,670

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net premiums written	$148,831	$182,946	$431,906	$463,015

Net premiums earned	$100,585	$95,460	$294,514	$263,708
Net investment income	43,684	39,218	126,315	113,527
Net realized gains (losses)	1,158	151	(1,262)	4,044
Net interest income from financial products segment and variable interest entities	44,126	17,041	102,120	36,947
Financial products net realized gains (losses)	2,099		2,217	(1,096)
Net realized and unrealized gains on derivative instruments	17,853	8,259	40,382	10,399
Other income	2,488	290	6,081	1,917

TOTAL REVENUES	211,993	160,419	570,367	429,446

Expenses:
Losses and loss adjustment (benefit) expense	(4,263)	14,638	11,103	27,533
Interest expense	6,748	11,750	20,245	25,921
Policy acquisition costs	15,989	16,349	44,608	43,285
Net interest expense from financial products segment and variable interest entities	35,446	15,060	88,309	29,289
Other operating expenses	15,411	11,872	51,034	44,811

TOTAL EXPENSES	69,331	69,669	215,299	170,839

Minority interest	2,871	(3,025)	(7,017)	(7,745)
Equity in earnings of unconsolidated affiliates	(19,133)	(5,874)	(3,415)	3,512

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	126,400	81,851	344,636	254,374
Provision for income taxes	(34,565)	(20,570)	(85,550)	(59,179)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	91,835	61,281	259,086	195,195
Cumulative effect of accounting change, net of income taxes of $2,598		4,800		4,800

NET INCOME	91,835	66,081	259,086	199,995
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	67,209	(27,218)	11,377	14,180
Less: reclassification adjustment for gains included in net income	2,537	229	1,108	2,707

Other comprehensive income (loss)	64,672	(27,447)	10,269	11,473

COMPREHENSIVE INCOME	$156,507	$38,634	$269,355	$211,468

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total
BALANCE, December 31, 2003	$335	$900,224	$147,433	$1,120,444	$23,445	$(23,445)	$2,168,436
Net income				259,086			259,086
Capital issuance costs		(913)					(913)
Net unrealized gains on investments, net of tax			10,269				10,269
Purchase of common stock					83	(83)
Dividends paid				(15,233)			(15,233)
Other				10,259			10,259

BALANCE, September 30, 2004	$335	$899,311	$157,702	$1,374,556	$23,528	$(23,528)	$2,431,904

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Premiums received, net	$399,585	$441,514
Policy acquisition and other operating expenses paid, net	(122,684)	(108,970)
Recovered advances	5,375	73
Losses and loss adjustment expenses paid, net	(41,272)	(1,273)
Net investment income received	128,668	104,798
Interest paid	(20,669)	(22,021)
Interest paid on guaranteed investment contracts	(19,508)	(12,530)
Interest received on financial products bond portfolio	55,234	35,339
Variable interest entities' net interest received	22,540	8,063
Variable interest entities' net interest paid	(20,398)	(6,730)
Federal income taxes paid	(51,412)	(64,208)
Other, net	8,339	16,130

Net cash provided by operating activities	343,798	390,185

Cash flows from investing activities:
Proceeds from sales of bonds	632,872	704,522
Purchases of bonds	(905,572)	(1,255,165)
Net (increase) decrease in short-term investments	(4,043)	218,093
Proceeds from dispositions of financial products bonds	1,790,961	928,615
Purchases of financial products bonds	(3,691,136)	(2,312,443)
Securities purchased under agreements to resell	175,000	57,000
Net increase in financial products short-term investments	(776,884)	(146,450)
Purchases of variable interest entities' bonds		(16,200)
Proceeds from dispositions of variable interest entities' bonds	61,712
Net (increase) decrease in variable interest entities' short-term investments	(11,024)	12,403
Purchases of property and equipment	(2,313)	(885)
Net decrease in other investments	13,650	2,824

Net cash used for investing activities	(2,716,777)	(1,807,686)

Cash flows from financing activities:
Capital issuance costs	(913)	(3,328)
Distributions to minority shareholder	(4,880)	(3,290)
Dividends paid	(15,233)
Securities sold under agreements to repurchase	(46,562)	82,936
Repayment of guaranteed investment contracts	(1,785,815)	(830,224)
Proceeds from issuance of guaranteed investment contracts	4,348,466	2,058,689
Proceeds from issuance of variable interest entities' debt	75,900	101,189
Repayment of variable interest entities' preferred stock	(6,300)
Repayment of variable interest entities' debt	(190,681)

Net cash provided by financing activities	2,373,982	1,405,972

Net increase (decrease) in cash	1,003	(11,529)
Cash at beginning of period	19,460	31,368

Cash at end of period	$20,463	$19,839

See notes to condensed consolidated financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. (the Company) is an insurance holding company incorporated in the State of New York. The Company is primarily engaged (through its insurance company subsidiaries, collectively known as FSA) in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The Company also offers guaranteed investment contracts (GICs) through wholly-owned subsidiaries (collectively, the GIC Subsidiaries). The Company is a direct subsidiary of Dexia Holdings, Inc. (DHI), which in turn is owned 90% by Dexia Credit Local and 10% by Dexia S.A. (Dexia), a publicly held Belgian corporation.

        Beginning in the third quarter of 2003, the Company consolidated FSA Global Funding Limited (FSA Global) and Canadian Global Funding Corporation (Canadian Global) in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). The Company also consolidated Premier International Funding Co. (Premier) in the third quarter of 2003 as a result of obtaining control rights. In accordance with FIN 46, these refinancing vehicles are consolidated with the Company. In addition, the Company from time to time refinances defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. The Company's management believes that the assets held by FSA Global, Canadian Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        In the third quarter of 2004, the majority of the assets of Canadian Global were liquidated and all of its liabilities satisfied.

2.    BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying condensed consolidated financial statements have not been audited by Registered Public Accountants in accordance with Standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented, have been made. The December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2004 presentation.

3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

        The Company establishes a case reserve for unpaid losses and loss adjustment expenses for the present value of the estimated loss, net of subrogation recoveries, when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at the balance sheet date. The estimated loss on a transaction is discounted using the risk-free rate at the time the case reserve is established, which ranged from 4.94% to 6.1% at September 30, 2004. For insured collateralized debt obligations (CDOs), a case reserve is recorded to the extent that the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100% and there is a projected loss when calculating the present value of cash flows.

        The Company also maintains a non-specific general reserve, which is available to be applied against future additions or accretions to existing case reserves or to new case reserves to be established on particular insured obligations in the future. The general reserve is derived using two methodologies. First, loss factors are applied to the Company's total net par outstanding and the result is discounted using the risk-free rate at the time the reserve is established, which ranged from 1.2% to 7.953% at September 30, 2004. The loss factors used for this purpose are obtained from an independent rating agency study of bond defaults and have been adjusted by the Company's portfolio characteristics and history. A second methodology is applied to the Company's insured CDOs, where a present value "deterministic" approach is utilized to calculate the general reserve for the insured CDOs.

        Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

        As of September 30, 2004, the Company's case reserves were $31.5 million, net of reinsurance of $46.8 million. The net case reserve was comprised primarily of two CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of the total net case reserve. The remaining nine exposures are in various sectors.

        The following table presents the activity in the general and case reserves for each of the periods presented (in millions). Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations and a separate review of the insured CDO portfolio. Transfers between general and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	General	Case	Total
December 31, 2003	$111.5	$62.7	$174.2
Incurred	7.7		7.7
Transfers	4.1	(4.1)
Payments and other decreases		(1.0)	(1.0)

March 31, 2004 balance	123.3	57.6	180.9
Incurred	7.7		7.7
Transfers	(26.4)	26.4
Payments and other decreases		(41.9)	(41.9)

June 30, 2004 balance	104.6	42.1	146.7
Incurred	(4.3)		(4.3)
Transfers	1.4	(1.4)
Payments and other decreases		(9.2)	(9.2)

September 30, 2004 balance	$101.7	$31.5	$133.2

        FSA has rights available to it under its financial guaranty insurance policies and indentures relating to certain collateralized bond obligation (CBO) notes issued by related trusts. Those rights allow FSA to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of events of default.

        The total reserve decreased from $174.2 million at December 31, 2003 to $133.2 million at September 30, 2004 primarily due to activity in three transactions. The second quarter 2004 reserve activity related primarily to two transactions that were paid off or accelerated, totaling $39.9 million.

        In September 2004, FSA exercised its rights to have the collateral of a defaulted collateralized bond obligation liquidated at a public sale, in which the Company offered the highest bid. The Company acquired the collateral to gain control of the portfolio in order to mitigate future losses. The previously established case reserve was drawn down to reflect the excess of the purchase amount over the fair value of the collateral. The remaining $9.5 million balance in case reserves related to this transaction was returned to the general reserve. After reevaluating its requirements for the CDO portion of the general reserve, the Company then reduced the general reserve by $9.5 million, which was partially offset by normal reserve additions. The net amount transferred from the case reserves to the general reserve was $1.4 million, which also included a transfer from the general to the case reserves for a municipal utility transaction. The CDO portfolio continues to perform within the expectations reflected in previously recorded provisions for CDOs.

4.    DERIVATIVE INSTRUMENTS

Credit Default Swaps

        FSA has insured a number of credit default swaps (CDS) with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $15.6 million and $48.4 million of net earned premium under these agreements for the three and nine months ended September 30, 2004, respectively, and $11.2 million and $34.9 million for the three and nine months ended September 30, 2003, respectively.

        The changes in the fair value of CDS, which were gains of $19.4 million and $39.4 million for the three and nine months ended September 30, 2004, respectively, and $4.5 million and $8.6 million for the three and nine months ended September 30, 2003, respectively, were recorded in net realized and unrealized gains on derivative instruments in the condensed consolidated statements of operations and comprehensive income. The Company included net par outstanding of $77.1 billion and $63.8 billion relating to these CDS transactions at September 30, 2004 and December 31, 2003, respectively, in the asset-backed balances in Note 5. The gains or losses recognized by recording these contracts at fair value are determined each quarter based upon quoted market prices, if available. If quoted market prices are not available then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company's ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA's guarantees. The inception-to-date net unrealized gain of $30.0 million at September 30, 2004 was recorded in other assets and the net unrealized loss of $9.4 million at December 31, 2003 was recorded in accrued expenses and other liabilities.

Designated Hedges

        The Company enters into derivative contracts designated as fair-value hedges, to manage interest-rate and foreign currency exposure in its financial products bond portfolio, GICs and variable interest entities' (VIE) debt and VIE bond portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses relating to these fair-value hedges are included in net interest income from financial products segment and VIE and net interest expense from financial products segment and VIE, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged. The inception-to-date net unrealized loss on derivatives used to hedge the GIC liabilities and the financial products bond portfolio of $3.3 million and $15.8 million at September 30, 2004 and December 31, 2003, respectively, was recorded in accrued expenses and other liabilities. The inception-to-date net unrealized gain on the outstanding derivatives used to hedge the VIE debt and VIE bond portfolio of $430.0 million and $407.7 million at September 30, 2004 and December 31, 2003, respectively, was recorded in other assets.

        In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risks associated with the exposure being hedged. An effective hedge is defined as a hedge that falls within an 80% to 125% correlation range. The difference between a perfect hedge (i.e., one that correlates exactly 100%) and the actual correlation within the 80% to 125% range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% range. The table below presents the net gain (loss) related to the ineffective portion of the Company's fair value hedges and net gain (loss) related to failed hedges (in millions) for the periods shown.

	Hedge Effectiveness
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ineffective portion of fair value hedges	$(0.7)	$3.1	$(1.8)	$2.2
Failed hedges	(3.7)	(1.2)	(2.3)	(2.8)

Other Derivatives

        The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). These derivatives are comprised of swaptions, caps and other derivatives and are used principally for macro-hedging of interest rate risks. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income.

5.    OUTSTANDING EXPOSURE

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance.

        The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) includes the following amounts by type of collateral (in millions) at September 30, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
Type of Collateral	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Residential mortgages	$36,674	$20,682	$5,000	$4,031
Consumer receivables	9,781	14,039	2,813	5,033
Pooled corporate obligations	85,093	78,147	10,449	11,936
Other asset-backed obligations(1)	7,560	5,660	3,364	4,200

Total asset-backed obligations	$139,108	$118,528	$21,626	$25,200

(1)
Excludes net par outstanding of $6,879 million and $4,474 million at September 30, 2004 and December 31, 2003, respectively, relating to FSA-insured GICs issued by the GIC Subsidiaries.

        The net and ceded par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issues (in millions) at September 30, 2004 and December 31, 2003:

	Net Par Outstanding		Ceded Par Outstanding
Type of Issue	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
General obligation bonds	$75,297	$67,212	$23,108	$20,184
Housing revenue bonds	7,397	7,597	1,995	2,074
Municipal utility revenue bonds	32,347	30,024	13,914	14,270
Health care revenue bonds	8,878	7,051	7,587	6,971
Tax-supported (non-general obligation) bonds	36,249	33,835	14,554	13,526
Transportation revenue bonds	12,349	10,744	7,809	7,376
Other municipal bonds	16,616	14,475	8,625	7,223

Total municipal obligations	$189,133	$170,938	$77,592	$71,624

6.    GIC AND VIE DEBT

        The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. As of September 30, 2004, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $17.7 million and include accretion of $789.4 million. VIE debt includes $1,344.3 million of future interest accretion on zero coupon obligations and excludes $220.7 million of hedge accounting adjustments. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2004 and each of the next four years ending December 31 and thereafter:

Principal Amount
2004	$801.5
2005	2,082.8
2006	1,102.5
2007	958.2
2008	240.8
Thereafter	6,036.7

Total	$11,222.5

7.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. It also includes the results of the VIEs, which were consolidated for the first time in the third quarter of 2003. The financial products segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at pre-specified rates. The following tables summarize the financial information (in thousands) by segment as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues(1):
External	$184,767	$27,226		$211,993
Intersegment	5,519	7,343	$(12,862)
Expenses(1):
External	42,569	26,762		69,331
Intersegment	7,343	5,519	(12,862)
Income before income taxes	124,111	2,289		126,400
Segment assets	9,385,044	8,294,711	(2,055,109)	15,624,646

(1)
Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $10,550 and $10,596 respectively.

	Three Months Ended September 30, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues(1):
External	$154,457	$5,962		$160,419
Intersegment	3,563	7,037	$(10,600)
Expenses(1):
External	57,426	12,243		69,669
Intersegment	7,037	3,563	(10,600)
Income (loss) before income taxes	84,658	(2,807)		81,851

(1)
Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $3,747 and $3,326 respectively.

	Nine Months Ended September 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues(1):
External	$515,903	$54,464		$570,367
Intersegment	14,457	20,920	$(35,377)
Expenses(1):
External	162,062	53,237		215,299
Intersegment	20,920	14,457	(35,377)
Income before income taxes	340,779	3,857		344,636

(1)
Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $30,217 and $29,982 respectively.

	Nine Months Ended September 30, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues(1):
External	$416,552	$12,894		$429,446
Intersegment	3,563	19,032	$(22,595)
Expenses(1):
External	135,094	35,745		170,839
Intersegment	19,032	3,563	(22,595)
Income (loss) before income taxes	261,756	(7,382)		254,374

(1)
Revenues and expenses in the financial guaranty segment include revenues and expenses related to VIEs of $3,747 and $3,326, respectively.

        The intersegment assets consist of intercompany notes and GICs between the GIC Subsidiaries and the VIEs. VIEs are included in the financial guaranty segment. GICs issued by the GIC

Subsidiaries are included in the financial products segment. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

8.    VIEs

        Following is a summary of the impact on the consolidated statements of operations and comprehensive income of consolidating the VIEs, primarily FSA Global and Canadian Global, in accordance with FIN 46 (in thousands). These VIEs were consolidated for the first time as of and for the quarter ended September 30, 2003 in accordance with FIN 46. In the third quarter of 2004, the majority of Canadian Global assets were liquidated and all of its liabilities were satisfied.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net interest income from financial products segment and VIE	$12,062	$34,451	$4,864
FSA's net premiums earned on VIE bonds and debt	(1,512)	(4,234)	(1,117)

Total revenues	$10,550	$30,217	$3,747

Net interest expense from financial products segment and VIE	$10,896	$30,983	$3,565
Other operating expenses	(300)	(1,001)	(239)

Total expenses	$10,596	$29,982	$3,326

9.    OTHER ASSETS AND LIABILITIES

        The detailed balances that comprise other assets and accrued expenses and other liabilities at September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Other assets:
Fair value of VIE swaps	$430,001	$407,742
Securities purchased under agreement to resell	—	175,000
Deferred compensation trust	100,543	97,514
Asset-backed notes	103,599	71,099
Tax and loss bonds	95,802	85,512
Accrued interest on VIE swaps	97,861	59,100
Accrued interest income	66,198	47,634
Other assets	350,207	338,640

Total other assets	$1,244,211	$1,282,241

Accrued expenses and other liabilities:
Payable for securities purchased	$480,097	$116,878
Deferred compensation trust	100,300	97,262
Equity participation plan	102,792	114,165
Securities sold under agreements to repurchase	17,403	63,965
Fair-value adjustments on derivatives	3,294	25,405
Other liabilities	324,967	300,774

Total accrued expenses and other liabilities	$1,028,853	$718,449

10.    TAXES

        DHI, in connection with its acquisition of the Company in July 2000, purchased all the outstanding shares of White Mountains Holdings, Inc. (WMH). WMH's only recorded assets at the time of the purchase were shares of the Company. WMH subsequently merged into the Company, with the Company becoming WMH's successor for tax purposes.

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

        While the Company had no legal liability in connection with the indemnity payment, the payment is expected to be treated, for tax purposes, as a $47.0 million loss deduction to the Company, as successor to WMH.

        The Company has not reflected any tax benefit from this deduction in the condensed consolidated financial statements as of September 30, 2004.

11.    LEASE

        Effective June 2004, the Company entered into a 20-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York to be used as the Company's new headquarters. The Company anticipates moving from its current location at 350 Park Avenue, New York, New York to its new space in the second quarter of 2005. The lease contains scheduled rent increases every five years after a 19-month free rent period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building's operating expenses. The lease also contains a renewal option for an additional ten-year period, and an option to rent additional office space at various points in the future, in each case at then current market rents. The future minimum lease payments related to this lease are as follows (in thousands):

Future Minimum Rent Payments

2005	$—
2006	4,884
2007	6,512
2008	6,512
2009	6,512
Thereafter	109,452

Total	$133,872

12.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In the second quarter of 2004, the Emerging Issues Task Force (EITF) reached a consensus that under EITF Issue 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004.

        In accordance with this consensus, the Company will no longer accrue undistributed earnings related to its investment in XL Financial Assurance Ltd. (XLFA). However, the Company will continue to account for its investment in SPS Holding Corp. (formerly Fairbanks Capital Holding Corp.), the parent company of Select Portfolio Servicing, Inc. (formerly Fairbanks Capital Corp.) (collectively with its parent, SPS) under the equity method of accounting. The Company does not expect this consensus to have a material impact on the Company's financial position, results of operations or cash flows.

13.    EQUITY IN EARNINGS OF UNCONSOLIDATED AFFFILIATES

        FSA's 15% investment in XLFA, a financial guaranty insurance subsidiary of XL Capital Ltd (XL), is redeemable by XLFA at a price equal to the fair market value of the preferred shares subject to a cap, defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

        SPS is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. The Company holds a 34.1% stake in the equity of SPS. In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of "Average." While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        PV originations has two components. The first, gross present value of premiums written (PV premiums), reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated in the period. To calculate PV premiums, management estimates the life of each transaction that has installment premiums and discounts the future installment premium payments. For most transactions with installment premiums, the expected premium payments are a function of the projected future outstanding par and the premium rate. In connection with the closing of a transaction involving installment premiums, the Company's responsible transaction team estimates the future amortization of the transaction. This is done based on good faith projections being used by the parties negotiating the transaction. For example, in mortgage-backed securities transactions, the pricing prepayment speed published in the offering circular is often used. The Company's surveillance team reviews the estimated amortization schedule and premium rate for accuracy for each newly closed transaction before the information is "captured" in final form.

        The second component of PV originations is the present value of future net interest margin (PVNIM). PVNIM represents the present value of the difference between the estimated interest to be received on the investments of the Company's financial products segment and the estimated interest to be paid on GICs issued by the GIC subsidiaries over the estimated life of each transaction. PVNIM is calculated after giving effect to swaps and other derivatives that convert fixed-rate assets and liabilities to floating rates.

        The Company calculates the discount rate for PV originations as the average pre-tax yield on its investment portfolio for the previous three years. Accordingly, year-to-year comparisons of PV originations are affected by the application of a different discount factor each year. The rate for 2004 originations is 5.62% and for all 2003 originations was 5.91%. Management intends to revise the discount rate in future years according to the same formula, in order to reflect interest rate changes.

        The following table reconciles gross premiums written to PV originations (in millions).

Reconciliation of Gross Premiums Written to Non-GAAP PV Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross premiums written	$198.2	$262.1	$623.8	$686.5
Gross installment premiums received	(83.0)	(82.4)	(253.4)	(252.6)

Gross upfront premiums originated	115.2	179.7	370.4	433.9
PV estimated future premiums originated	117.6	66.5	286.9	226.7
PVNIM originated	19.9	13.1	52.6	31.4

PV originations	$252.7	$259.3	$709.9	$692.0

Earnings Overview

        Net income for the third quarter of 2004 was $91.8 million, a 39.0% increase over the comparable period in 2003. In addition to net income, management views operating earnings (a non-GAAP measure) as an important measure of operating results. The Company defines operating earnings as net income before the effects of fair-value adjustments for FSA-insured CDS that have investment grade underlying credit quality and are required to be marked to fair value under SFAS No. 133. Management views insured CDS risks as comparable to other insured risks and enters into such non-cancelable contracts fully expecting that these transactions will not be subject to a market value termination for which the Company would be liable. Management expects that the SFAS No. 133 adjustments for each guaranteed CDS will sum to zero over the life of the transaction, as explained below under "Results of Operations—Net Realized and Unrealized Gains on Derivatives." Management therefore considers operating earnings a key measure of normal operating results. The Company uses operating earnings to calculate a portion of compensation paid to its employees. The following table is a reconciliation of net income to operating earnings for the three and nine month periods ended September 30, 2004 and 2003 (in millions).

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$91.8	$66.1	$259.1	$200.0
Less fair-value adjustments of insured CDS, net of taxes	13.1	3.1	26.7	5.9

Operating earnings	$78.7	$63.0	$232.4	$194.1

Shareholders' Equity and Adjusted Book Value Overview

        Shareholders' equity (book value) was $2.4 billion at September 30, 2004. Management believes that the intrinsic value of the Company comprises not only book value and franchise value but also the estimated present value of future income from business it has already originated. Such future income is substantial because premiums are earned over the life of each insured transaction. It includes revenues from premiums that have been collected but have not yet been earned (deferred premium revenue), the estimated present value (PV) of net future premiums that will be collected in installments and, for GIC transactions, PVNIM. Management considers adjusted book value (ABV), a non-GAAP measure, to be a reasonable proxy for the intrinsic value of the Company, exclusive of franchise value, because it captures deferred income from business already generated. The Company uses ABV to calculate a portion of compensation paid to its employees. The following table is a reconciliation of book value to adjusted book value (in millions) as of September 30, 2004 and December 31, 2003.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	September 30, 2004	December 31, 2003
Shareholders' equity (book value)(1)	$2,431.9	$2,168.4
After-tax value of:
Net deferred premium revenue, net of deferred acquisition costs and goodwill	641.3	572.8
Present value of future installment premiums and present value of future net interest margin	485.3	424.1
Less fair value adjustments for insured CDS(2)	(19.3)	6.5

Adjusted book value	$3,539.2	$3,171.8

(1)
Includes the effect of after-tax unrealized gains in the investment portfolio, which were $157.7 million at September 30, 2004 and $147.4 million at December 31, 2003.

(2)
In the third quarter of 2004, the Company amended the definition of ABV to exclude fair value adjustments for insured CDS. ABV for December 31, 2003 is restated accordingly.

Business Production

        The tables below show total and sector PV originations and the applicable insured par amounts. Unless otherwise noted, percentage changes in this discussion and analysis compare the period named with the comparable period of the prior year.

Total New Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross par insured (in billions)	$44.6	$27.5	$86.7	$64.2
PV originations (in millions)	252.7	259.3	709.9	692.0

U.S. Municipal New Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross par insured (in billions)	$13.1	$17.5	$36.6	$44.2
PV premiums (in millions)	97.5	160.0	332.9	368.6

        In the first nine months of 2004, new-issue volume in the U.S. municipal bond market reached $267.4 billion, an 8.2% decline. Insurance penetration was approximately 55%, compared with 52% in the comparable prior year period. FSA insured approximately 24% of the par amount of insured new issues sold during the first nine months of 2004.

        Including both primary and secondary U.S. municipal obligations with closing dates in the third quarter of 2004, the par amount insured by FSA decreased 25.5%, and PV premiums decreased 39.1%. New issue market volume declined during the third quarter of 2004, and insurance pricing was highly competitive. In this environment, FSA adhered to its underwriting and pricing discipline. For the first nine months of 2004, FSA's U.S. municipal par originated declined 17.1% and PV premiums declined 12.4%.

        U.S. Asset-Backed New Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross par insured (in billions)	$28.3	$5.3	$41.6	$11.8
PV premiums (in millions)	100.6	51.1	185.4	138.2

        The Company insured more than five times as much U.S. asset-backed par in the third quarter of 2004 than in the comparable prior year period, with the strongest activity in the pooled corporate and residential mortgage sectors. The associated PV premiums, which increased 96.9%, did not grow as much as par insured because the growth in par volume came from transactions of Triple-A underlying credit quality. Such high-quality transactions tend to have relatively low premium rates but tend to achieve good returns on equity. This business was also the main driver of U.S. asset-backed growth for the nine-month period ended September 30, 2004, in which par insured more than tripled and PV premiums increased 34.2%.

        International New Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross par insured (in billions)	$3.2	$4.7	$8.5	$8.2
PV premiums (in millions)	34.7	35.1	149.0	153.8

        FSA's international business was driven primarily by pooled corporate and public infrastructure transactions during the third quarter of 2004. International par insured decreased 32.1% for the quarter, and the related PV premiums were relatively unchanged from the prior year. The decline in par volume came primarily in the residential mortgage sector, where two large, Triple-A synthetic transactions with relatively low premium rates were executed in the third quarter of 2003. For the first nine months of 2004, international par insured increased 3.5%, and international PV premiums decreased 3.1%.

Financial Products New Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Gross present value of future net interest margin	$19.9	$13.1	$52.6	$31.4

        PVNIM generated in the financial products segment rose 51.9% for the third quarter and 67.5% for the first nine months of 2004. The growth in the third quarter of 2004 reflects increased activity in both municipal and structured GICs. GIC activity in the first half of 2003 was constrained until the Company received an exemption from the Investment Company Act of 1940 in April of that year.

Results of Operations

Premiums

Net Earned and Written Premiums
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Premiums written, net of reinsurance	$148.8	$182.9	$431.9	$463.0
Premiums earned, net of reinsurance	100.6	95.5	294.5	263.7
Net premiums earned excluding effect of refundings and prepayments	90.6	84.8	262.2	241.1

        Third-quarter 2004 gross premiums written of $198.2 million represent a decrease of 24.4% from the comparable prior year period. Third quarter 2004 net premiums written of $148.8 million represents a decrease of 18.6% from the comparable prior year period. The declines reflect reductions in upfront premiums originated in the international and U.S. municipal sectors. Third-quarter 2004 net premiums written include $10.6 million of previously ceded business, which FSA had the right to reassume because the reinsurer had been downgraded. For the first nine months of 2004, gross premiums written of $623.8 million and net premiums written of $431.9 million represent decreases of 9.1% and 6.7%, respectively.

        For the third quarter of 2004, net premiums earned totaled $100.6 million, a 5.4% increase over the comparable prior year period. This includes $10.0 million of net premiums earned from refundings and prepayments, which were $10.7 million in the comparable period of 2003. Excluding premiums from refundings and prepayments, third-quarter 2004 net premiums earned increased 6.9%.

        For the first nine months of 2004, net premiums earned totaled $294.5 million, an 11.7% increase over the first nine months of 2003. This includes $32.3 million of net premiums earned from refundings and prepayments, compared to $22.6 million included in the comparable period of 2003. Excluding premiums from refundings and prepayments, nine-month net premiums earned increased 8.8% in 2004 over 2003.

Net Investment Income and Net Realized Gains (Losses)

        Third-quarter 2004 net investment income was $43.7 million, which represents an increase of 11.4% over the third quarter of 2003. The increase primarily reflects higher invested balances. Net realized gains were $1.2 million in the third quarter of 2004, compared with $0.2 million in the comparable prior year period. The Company's effective tax rate on investment income (excluding the effects of realized gains and losses and VIEs) was 9.4% for the third quarter of 2004 and 9.7% for the third quarter of 2003.

        For the first nine months of 2004, net investment income was $126.3 million, compared with $113.5 million in the comparable prior year period. Net realized losses for the nine months ended September 30 were $1.3 million in 2004, compared with net realized gains of $4.0 million in 2003.

Losses and Loss Adjustment Expense

        The Company recorded a net recovery of losses and loss adjustment expenses totaling $4.3 million ($2.4 million after taxes) in the third quarter of 2004 compared to losses of $14.6 million in the comparable prior year period. In 2003, the Company increased reserves on several of its insured CDO obligations.

        As of September 30, 2004, the Company's case reserves were $31.5 million, net of reinsurance of $46.8 million. The net case reserve was comprised primarily of two CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of the total net case reserve. The remaining nine exposures were in various sectors.

        The following table presents the activity in the general and case reserves for each of the periods presented (in millions). Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations and a separate review of the insured CDO portfolio. Transfers between general and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	General	Case	Total
December 31, 2003	$111.5	$62.7	$174.2
Incurred	7.7		7.7
Transfers	4.1	(4.1)
Payments and other decreases		(1.0)	(1.0)

March 31, 2004 balance	123.3	57.6	180.9
Incurred	7.7		7.7
Transfers	(26.4)	26.4
Payments and other decreases		(41.9)	(41.9)

June 30, 2004 balance	104.6	42.1	146.7
Incurred	(4.3)		(4.3)
Transfers	1.4	(1.4)
Payments and other decreases		(9.2)	(9.2)

September 30, 2004 balance	$101.7	$31.5	$133.2

        FSA has rights available to it under its financial guaranty insurance policies and indentures relating to certain collateralized bond obligation (CBO) notes issued by related trusts. Those rights allow FSA to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of events of default.

        The total reserve decreased from $174.2 million at December 31, 2003 to $133.2 million at September 30, 2004 primarily due to activity in three transactions. The second quarter 2004 reserve activity related primarily to two transactions that were paid off or accelerated, totaling $39.9 million.

        In September 2004, FSA exercised its rights to have the collateral of a defaulted collateralized bond obligation liquidated at a public sale, in which the Company offered the highest bid. The Company acquired the collateral to gain control of the portfolio in order to mitigate future losses. The previously established case reserve was drawn down to reflect the excess of the purchase amount over the fair value of the collateral. The remaining $9.5 million balance in case reserves related to this transaction was returned to the general reserve. After reevaluating its requirements for the CDO portion of the general reserve, the Company then reduced the general reserve by $9.5 million, which was partially offset by normal reserve additions. The net amount transferred from the case reserves to the general reserve was $1.4 million, which also included a transfer from the general to the case reserves for a municipal utility transaction. The CDO portfolio continues to perform within the expectations reflected in previously recorded provisions for CDOs.

Interest Expense

        Interest expense in the three month period ended September 30, 2004 was $6.7 million compared to $11.8 million in the comparable prior year period and $20.2 million in the nine month period ended September 30, 2004 compared to $25.9 million in the comparable prior year period. The decrease in interest expense for both the three month and nine month periods results from a refinancing of the Company's long term debt, executed in the third quarter of 2003. Interest expense in the third quarter of 2003 reflects the charge for unamortized debt issuance costs of $3.2 million.

Other Operating Expenses

        For the third quarter of 2004, policy acquisition and other operating expenses increased to $31.4 million, or $3.2 million higher than in the comparable prior year period. The increases relate primarily to compensation and related costs.

Financial Products Net Interest Margin

        Net interest margin for the financial products segment was $7.6 million in the third quarter of 2004, compared with a $0.5 million loss in the third quarter of 2003. Nine-month net interest margin increased to $16.5 million in 2004 from $2.9 million in 2003. The increase in net interest margin is primarily due to a larger book of GIC business in 2004 and adverse SFAS 133 adjustments in 2003. Prior year balances have been reclassified to conform to the 2004 presentation.

Net Realized and Unrealized Gains on Derivative Instruments

        FSA's business includes insurance of CDSs referencing diversified pools of corporate obligations. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under SFAS No. 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA's guarantees. The Company had net par outstanding of $77.1 billion and $63.8 billion relating to these transactions at September 30, 2004 and December 31, 2003, respectively. Adjustments required by SFAS No. 133 resulted in pre-tax income of $19.4 million and $39.4 million for the three and nine months ended September 30, 2004 and $4.5 million and $8.6 million for the three and nine months ended September 30, 2003, respectively. The benefit resulted primarily from tightening credit spreads in the CDS market. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guaranty. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Given the high credit quality of FSA's insured CDS portfolio and the Company's expectation that these transactions will not be subject to a market value termination for which the Company would be liable, management believes that "gains" or "losses" attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Equity in Earnings of Unconsolidated Affiliates

        Total equity in earnings of unconsolidated affiliates were losses of $19.1 million and $5.9 million for the third quarter of 2004 and 2003, respectively, and a loss of $3.4 million and a gain of $3.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decreases in equity in earnings of unconsolidated affiliates are primarily due to changes in the calculation of the carrying value in XLFA and the recognition of an impairment of SPS goodwill.

        FSA's 15% investment in XLFA is redeemable by XLFA at a price equal to the fair market value of the preferred shares subject to a cap, defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

        SPS is a servicer of single-family residential mortgage loans originated by unaffiliated third parties. Most of the mortgage loans serviced by SPS are considered "sub-prime," reflecting the lower than "prime" credit quality of the borrower/homeowner.

        SPS's business is subject to regulation, supervision and licensing by various federal, state and local authorities, which have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (FTC) informed SPS that it was investigating whether SPS's loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. The Company understands that, in March 2003, the U.S. Department of Housing and Urban Development (HUD) initiated a criminal investigation into SPS's servicing practices. Certain of SPS's shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS's servicing operations.

        On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC's and HUD's civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes new restrictions on SPS's business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. In the second quarter of 2004, the Company made a $10.3 million contribution to SPS, which was recorded as an additional equity investment in SPS, to fund a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC's settlement agreement with SPS.

        In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of "Average." While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS.

        At September 30, 2004, the Company's interest in SPS had a book value of $49.6 million. The Company's equity in earnings from SPS for the third quarter of 2004 and 2003 were losses of $7.5 million and $11.8 million, respectively, and losses of $7.2 million and $10.0 million for the nine months ended September 30, 2004 and 2003, respectively. Amounts recorded in 2004 include the $7.6 million goodwill impairment.

Variable Interest Entities

        The Company applied FIN 46 and consolidated, for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control rights, the Company consolidated another VIE, Premier, beginning July 1, 2003. Total assets and total liabilities in the condensed consolidated balance sheet related to the consolidation of Global Funding and Premier at September 30, 2004 was $2.1 billion and $2.1 billion, respectively. In the third quarter of 2004, the majority of Canadian Global assets were liquidated and all of its liabilities were satisfied. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. In each such case, the Company's GIC liability and GIC asset are eliminated in consolidation. At September 30, 2004, $894.5 million was eliminated as a result of such consolidation. The VIEs are structured as bankruptcy-remote entities. The Company's management believes that the assets held by FSA Global, Canadian Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global or Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the condensed consolidated financial statements at September 30, 2004.

Taxes

        The effective tax rate for the third quarter of 2004 was 27.3% compared to 25.1% in the comparable prior year period. The effective tax rate for the nine month period ended September 30, 2004 was 24.8% compared to 23.3% in the comparable prior year period. These rates differed from the statutory rate of 35% due primarily to tax-exempt interest income earned within the investment portfolio and income from Financial Security Assurance International Ltd. (FSA International). The Company is currently evaluating the feasibility of repatriating its undistributed income in the form of an extraordinary dividend from FSA International as a result of recently enacted legislation.

Liquidity and Capital Resources

        The Company's consolidated invested assets and cash at September 30, 2004, net of unsettled security transactions, was $10,946.8 million, compared with the December 31, 2003 balance of $7,962.5 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $238.5 million at September 30, 2004 and of $226.7 million at December 31, 2003. These balances exclude the VIE bonds, which the Company's management believes are beyond the reach of the Company and its creditors.

        At September 30, 2004, the Company had, at the holding company level, an investment portfolio of $17.7 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt of dividends or surplus note payments from FSA and upon external financings.

        FSA's ability to pay dividends is dependent upon FSA's financial condition, results of operations, cash requirements, maintenance of FSA's ratings and other factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York insurance law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (1) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the New York Superintendent) or (2) adjusted net investment income during this period. FSA paid no dividends in the first nine months of 2004 and

2003. Based upon FSA's statutory statements for September 30, 2004, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $103.2 million.

        At September 30, 2004, the Company held $114.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $1.6 million and $2.6 million in surplus note interest in the third quarter of 2004 and 2003, respectively, and $6.7 million and $7.3 million in the nine months ended September 30, 2004 and 2003, respectively. FSA repaid $38.0 million in surplus note principal in the first nine months of 2004.

        In the second quarter of 2004, the Company resumed the payment of regular quarterly dividends. The Company paid $15.2 million in dividends in the first nine months of 2004. There were no dividend payments in the first nine months of 2003.

        FSA's primary uses of funds are to pay operating expenses and to pay dividends to, or principal of or interest on surplus notes held by, its parent. FSA's funds are also required to satisfy claims under insurance policies in the event of default by issuers of insured obligations and the unavailability or exhaustion of other payment sources in the relevant transactions, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources within the transactions. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims absent consent of the insurer are mandatory under Article 69 of the New York insurance law and serve to reduce FSA's liquidity requirements.

        FSA has a credit arrangement, aggregating $150.0 million at September 30, 2004, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At September 30, 2004, there were no borrowings under this arrangement, which expires on April 22, 2005, unless extended.

        FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $943.8 million at September 30, 2004. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2011 and contains an annual renewal provision subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of September 30, 2004.

        In 2003, $200.0 million of money market committed preferred trust securities (the CPS Securities) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for selling to the trusts non-cumulative redeemable perpetual preferred stock (the Preferred Stock) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $0.9 million for the first nine months of 2004, and was recorded as a reduction to equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options.

        The Company's financial products operation has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 10, 2004, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the Company. There were no borrowings under this arrangement as of September 30, 2004.

        Standard and Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings periodically assess the credits insured by FSA, and the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's Triple-A ratings. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles.

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

        In the case of Moody's, capital adequacy is one of the financial strength measures under Moody's financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four basic metrics of financial strength relating to the insured portfolio's credit quality, correlation risk, concentration risk and capital adequacy. Moody's assesses capital adequacy by comparing FSA's claims-paying resources to a Moody's-derived probability distribution of potential credit losses. Moody's loss distribution reflects FSA's current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA's reinsurers, and the term to maturity of FSA's insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA's claims-paying resources.

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

        The Company plans to incur approximately $30 million, net of lease incentives, in capital expenditures through the second quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. The Company expects to fund these capital expenditures out of cash flows from operations.

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

        In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (1) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts; (2) statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value or return on equity; and (3) expected losses on, and adequacy of loss reserves for, insured transactions. Words such as "believes," "anticipates," "expects," "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include:

  •
  changes in capital requirements or other criteria of securities rating agencies applicable to financial guaranty insurers in general or to FSA specifically;

  •
  competitive forces, including the conduct of other financial guaranty insurers in general;

  •
  changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;

  •
  changes in accounting principles or practices that may result in a decline in securitization transactions;

  •
  an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio;

  •
  inadequacy of reserves established by the Company for losses and loss adjustment expenses;

  •
  temporary or permanent disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures;

  •
  downgrade or default of one or more of FSA's reinsurers;

  •
  the amount and nature of business opportunities that may be presented to the Company;

  •
  market conditions, including the credit quality and market pricing of securities issued;

  •
  capacity limitations that may impair investor appetite for FSA-insured obligations;

  •
  market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to-market accounting requirements;

  •
  prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA;

  •
  changes in the value or performance of strategic investments made by the Company; and

  •
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        There has been no material change in the Company's market risk since December 31, 2003.

Item 4.    Controls and Procedures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures as of September 30, 2004 were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the three month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits.

        (a) Exhibits

10.1	Employment Agreement dated as of July 5, 2004, between the Company and Robert P. Cochran.*
10.2	Employment Agreement dated as of July 5, 2004, between the Company and Séan W. McCarthy.*
10.3	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed unaudited consolidated financial statements of Financial Security Assurance Inc. for the period ended September 30, 2004.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
November 12, 2004	By:	/s/ LAURA A. BIELING Laura A. Bieling Director & Controller (Chief Accounting Officer)

Exhibit No.	Exhibit
10.1	Employment Agreement dated as of July 5, 2004, between the Company and Robert P. Cochran.*
10.2	Employment Agreement dated as of July 5, 2004, between the Company and Séan W. McCarthy.*
10.3	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed unaudited consolidated financial statements of Financial Security Assurance Inc. for the period ended September 30, 2004.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).

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
Reconciliation of Net Losses and Loss Adjustment Expenses
Future Minimum Rent Payments
PART II OTHER INFORMATION
SIGNATURES