Form 10-K
period 2004-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD/NY/
filed 2005-03-30
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission File Number 1-12644

Financial Security Assurance Holdings Ltd.
(Exact name of registrant as specified in its charter)

New York	13-3261323
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)
350 Park Avenue, New York, New York 10022 (Address of principal executive offices, including zip code)
(212) 826-0100 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
6 7/8% Quarterly Interest Bond Securities Due 2101	New York Stock Exchange, Inc.
6.25% Notes Due November 1, 2102	New York Stock Exchange, Inc.
5.60% Notes Due July 15, 2103	New York Stock Exchange, Inc.
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

        The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2004 was $46,370,344. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were valued under the Company's director share purchase program on June 30, 2004.

        At March 23, 2005, there were outstanding 33,263,259 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 254,736 shares of treasury stock).

        Documents Incorporated By Reference

        None

PART I

Item 1.    Business.

        Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations in domestic and international markets. The financial strength of the Company's insurance company subsidiaries is rated "Triple-A" by the major securities rating agencies and obligations insured by them are generally awarded "Triple-A" ratings by reason of such insurance. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through other subsidiaries. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        Financial guaranty insurance written by FSA typically guarantees scheduled payments on financial obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or may, at its option, pay such amounts on an accelerated basis. FSA's underwriting policy is to insure obligations that would otherwise be investment grade without the benefit of FSA's insurance.

        For the year ended December 31, 2004, the Company had gross premiums written of $832.0 million, of which 37% related to insurance of asset-backed and other non-municipal obligations and 63% related to insurance of municipal obligations. At December 31, 2004, the Company had net par outstanding of $317.7 billion, of which 39% represented insurance of asset-backed and other non-municipal obligations and 61% represented insurance of municipal obligations. These amounts exclude intercompany transactions.

        The Company provides FSA-insured GICs to municipalities and other market participants. At December 31, 2004, the Company had $8.0 billion principal amount of outstanding GICs.

Organization

        FSA wholly owns FSA Insurance Company ("FSAIC"), which in turn wholly owns Financial Security Assurance (U.K.) Limited ("FSA-UK") and owns a majority interest in Financial Security Assurance International Ltd. ("FSA International"). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside United States and European markets. FSA-UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. XL Capital Ltd ("XL") owns a minority interest in FSA International, as discussed further below.

        The Company conducts its GIC business through its wholly owned subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all of the Company's GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds, generally in obligations that qualify for FSA insurance.

        The Company consolidates the results of certain variable interest entities ("VIEs"), including FSA Global Funding Limited ("FSA Global"), Premier International Funding Co. ("Premier"), and Canadian

Global Funding Corporation ("Canadian Global"). The Company refinances certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated.

        FSA Global is a special purpose funding vehicle 29% owned by the Company. FSA Global issues FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. At December 31, 2004, FSA Global had $2.4 billion principal amount of outstanding notes, after elimination of intercompany transactions. The majority of Canadian Global's assets were liquidated and its liabilities satisfied during the third quarter of 2004. Premier is principally engaged in debt defeasance for lease transactions.

        The Company's management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Variable Interest Entities."

        FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing a portion of the investment portfolios of the Company and certain of its subsidiaries. FSA Portfolio Management also owns various strategic and other investments funded from time to time by the FSA group of companies.

        Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of FSA and its subsidiaries.

        The Company is a subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local SA ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

        The Company's Management Committee manages the Company's business. The Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer are full-time members of the Management Committee, and the heads of the Municipal Finance, Corporate Finance, International Finance and Financial Products groups serve as part-time members. Bruno Deletre, a director of the Company and a member of the Executive Board of Dexia Crédit Local, is an ex officio member of the Management Committee.

History

        When the Company commenced operations in 1985, it was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation, which subsequently changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Nichido Fire Insurance Co., Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

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

In connection with the joint venture, XL acquired a minority interest in the Company. XL owns a minority interest in FSA International and the Company owns a minority interest in XLFA. XL is a major Bermuda-based insurance holding company.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. At December 31, 2004, approximately 99% of the Company's common stock was held by Dexia Holdings. The other holders are an affiliate of White Mountains and certain directors of the Company who own shares of the Company's common stock or economic interests therein as described under "Item 11. Executive Compensation—Director Share Purchase Program." Although the Company's common stock is no longer listed on the New York Stock Exchange ("NYSE") as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), because debt securities issued by the Company are listed on the NYSE.

        The principal executive offices of the Company are located at 350 Park Avenue, New York, New York 10022, but are expected to be relocated to 31 West 52nd Street, New York, New York 10019, in mid-2005. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Paris, Singapore, Sydney, Tokyo and Bermuda.

Business Objectives

        The Company's business objective is to remain a leading insurer of asset-backed and municipal obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of the following trends:

  •
  growth of asset securitization;

  •
  growth of project finance in Europe through expansion of private finance for funding of infrastructure projects;

  •
  substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation's infrastructure and continued demand for credit enhancement by individuals who purchase municipal bonds; and

  •
  growing use of financial guaranty insurance in non-U.S. markets.

The Company also anticipates continued demand over the long term for its GIC business and other financial products programs that employ financial guaranty insurance provided by FSA.

        The Company believes that short term trends for financial guaranty insurance remain uncertain due, among other things, to:

  •
  narrow interest rate spreads between Triple-A rated obligations and lower rated obligations;

  •
  potential decline in municipal financings and refundings should interest rates rise; and

  •
  increased competition among financial guarantors and other alternative providers of credit enhancement.

        The Company expects to continue to originate a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company selectively pursues international opportunities primarily in Western European and Asia Pacific markets.

Business of the Company

        The Company is engaged in the financial guaranty business through its insurance company subsidiaries and in its financial products ("FP") business though its GIC subsidiaries.

Financial Guaranty Business

        FSA's insurance is employed in both the new issue and secondary markets. In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For both asset-backed and municipal obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

        In the secondary market, FSA's Triple-A Guaranteed Secondary Securities ("TAGSS") Program provides insurance for asset-backed obligations trading in the secondary market. Likewise, FSA's Custody Receipt Program provides insurance for municipal obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of positions they already hold or plan to acquire or to increase the market liquidity of such positions. FSA's underwriting guidelines require the same underwriting standards on secondary market issues as on new issues, although FSA's control rights in the event of default are generally more limited.

        In many insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer's funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer's exposure. In such transactions, FSA typically insures the issuer's obligations under both the insured securities and the derivative contract.

        FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps ("CDS"), including guarantees issued in connection with the Company's FP business. FSA also issues surety bonds under its Sure-Bid program, which provides an alternative to traditional types of good faith deposits for competitive municipal bond transactions.

        FSA insures obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a "second-to-pay" basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has reinsured a modest amount of business from other financial guaranty insurers.

        The following table indicates the Company's percentages of par amount (net of reinsurance) outstanding at December 31, 2004 and 2003 with respect to each type of asset-backed and municipal program:

Net Par Amount and Percentage Outstanding by Program Type

	As of December 31, 2004
	Asset-Backed Programs		Municipal Programs
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$112,808	92.2%	$186,090	95.3%
Secondary Market	8,496	6.9	8,240	4.2
Assumed	1,046	0.9	1,062	0.5

Total	$122,350	100.0%	$195,392	100.0%

	As of December 31, 2003
	Asset-Backed Programs		Municipal Programs
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$110,163	93.2%	$161,684	94.6%
Secondary Market	6,941	5.8	8,553	5.0
Assumed	1,158	1.0	701	0.4

Total	$118,262	100.0%	$170,938	100.0%

(1)
Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Subsidiaries.

  Premiums

        FSA takes into account the risk it assumes and its projected return in setting insurance premium rates. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings the issuer of an insured obligation obtains. Competition arises from other insurers and uninsured alternative executions. For insurance on GIC and medium term note transactions, transactions involving "repackaging" of outstanding securities and other transactions, FSA's premium may be arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

  Asset-Backed Obligations

        Asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also include payment obligations of counterparties and issuers under synthetic obligations such as CDS and credit- linked notes referencing asset backed securities or pools of securities or other obligations.

        Asset-backed obligations are typically issued in connection with structured financings or securitizations where the securities being issued are secured by or payable with funds from a specific pool of assets. The assets are typically held by a special purpose entity that also acts as the issuer of the insured obligations. Most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt and small business loans. Asset- backed obligations may also be secured by less diverse payment sources, such as multifamily real estate.

        Asset-backed obligations include funded and synthetic transactions. Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization or excess cash flow, to cover credit risks associated with the related assets. Synthetic asset-backed obligations generally take the form of CDS obligations or credit-linked notes that reference either an asset-backed security or pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Asset securitization often represents an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates and, frequently, with different accounting treatment. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Some corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Many finance companies fund consumer finance and home equity lending through securitization.

        Since the late 1990s, a significant market has developed for funded and synthetic collateralized debt obligations ("CDOs"), which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors.

        According to industry sources, the new par volume since 2000 for each type of funded asset-backed security presented, including securities distributed under Rule 144A under the Exchange Act, were as follows:

Year	New Issues of Funded U.S. Public Asset-Backed Securities(1)(2)	U.S. Public Issues of Private-Label Mortgage-Backed Securities(1)	Non-U.S. Asset- Backed Securities(1)	Worldwide Funded Collateralized Debt Obligations(1)
	(dollars in billions)
2000	$272.8	$65.8	$85.6	$78.5
2001	324.6	143.1	115.2	79.6
2002	411.5	214.0	117.3	87.7
2003	505.1	297.1	198.8	82.6
2004	675.5	328.5	192.8	97.0

(1)
Source: Asset-Backed Alert, January 11, 2002, January 10, 2003, January 9, 2004 and January 7, 2005. Subject to revision as additional information becomes available.

(2)
Includes corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, CDOs, commercial paper and private placements not made under Rule 144A.

        The data in the above table excludes synthetic transactions and therefore does not reflect the growth in the use of CDS during the years covered. According to the International Swaps and Derivatives Association, Inc. ("ISDA"), the notional principal amount of CDS outstanding in world markets were as follows at the dates indicated:

Outstanding Credit Default Swaps(1)
(dollars in billions)
December 31, 2001	$918.9
December 31, 2002	2,191.6
December 31, 2003	3,779.4
June 30, 2004	5,441.9

(1)
Source: ISDA, February 15, 2005.

        According to industry information, the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance directly originated by monoline guarantors since 2000 were as follows:

	U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies(1)		Non-U.S. Asset-Backed Obligations Insured by Monoline Insurance Companies
	(dollars in billions)
2000	$116.1		$55.2
2001	167.1		51.4
2002	165.5		63.2
2003	120.4		45.0
2004	N/A	(2)	N/A	(2)

(1)
Source: Association of Financial Guaranty Insurers ("AFGI"), April 22, 2004. Includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, excluding municipal obligations. Subject to revision as additional information becomes available.

(2)
Not available from the same source. According to the statistical operating supplements published by the four largest monoline guarantors, those four companies insured directly or assumed, in the aggregate, approximately $167.1 billion of U.S. asset-backed par volume and $41.4 billion of non-U.S. asset-backed par volume in 2004.

        Since 2000, the global securitization market has significantly expanded year-over-year. The relatively mature U.S. asset-backed market is expected by management to continue to grow over the long term, although not necessarily at the pace of recent years.

  Municipal Obligations

        FSA insures a range of municipal obligations, including general obligation bonds supported by the issuers' taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers' ability to impose and collect fees and charges for public services or specific projects such as utility revenues. Additional municipal obligations insured by FSA include:

  •
  project finance obligations, consisting primarily of obligations of special purpose issuers backed by the cash flow from lease or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities; and

  •
  payment obligations of counterparties under CDS referencing municipal obligations.

        Municipal obligations include bonds, notes and other evidences of indebtedness issued by public and quasi-public entities, including states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, and public-housing and transportation authorities. An issuer's obligation to pay is supported by the issuer's taxing power in the case of general obligation bonds, and by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds and public-private infrastructure financings. Certain municipal obligations, including most project finance obligations, include non-municipal credit risks (to swap counterparties, insurance companies, construction companies or other non-municipal credits) and operating risks (such as traffic volume or tuition revenues).

        According to industry sources, the total and insured volume since 2000 of long-term U.S. municipal new issues sold were as follows:

Insured U.S. Municipal Obligations(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
2000	$200.7	$79.4	39.6%
2001	288.2	131.0	45.5
2002	358.8	177.6	49.5
2003	383.7	190.7	49.7
2004	360.2	192.7	53.5

(1)
Source: The Bond Buyer, February 7, 2005. Volume is expressed in terms of principal issued and insured on a sale-date basis. Subject to revision as additional information becomes available.

        In 2000, the municipal bond industry saw a decline in both total U.S. municipal bond issuance and the percentage of municipal par issued that benefited from bond insurance, attributable in part to budget surpluses reducing borrowing needs as well as the need to employ bond insurance. New issue volume increased in 2001, 2002 and 2003, as declining interest rates, diminished tax revenues and continuing needs for infrastructure investment drove municipalities to borrow on an unprecedented scale. Insurance penetration reached approximately 50% in 2002 and 2003, reaching its highest historical level in 2004. Insured par volume increased slightly in 2004 despite a decline in total market volume primarily due to generally higher interest rates.

        Outside the United States, guarantors have become increasingly active in public infrastructure finance. These transactions frequently finance public-private partnerships, such as those authorized by the U.K. Private Finance Initiative.

        Since 2000, the annual totals of non-U.S. municipal par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Non-U.S. Municipal Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
	(dollars in billions)
2000	$4.1
2001	6.0
2002	8.1
2003	13.9
2004	N/A	(2)

(1)
Source: AFGI news release, April 22, 2004. Data is subject to revision as additional information becomes available.

(2)
Not available from the same source. According to the statistical operating supplements published by the three monoline guarantors most active outside the United States, those three companies insured directly or assumed, in the aggregate, a principal amount of $11.3 billion of non-U.S. municipal obligations in 2004.

  Variable Interest Entities

        FSA Global is a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as medium term notes ("MTNs"). FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. At December 31, 2004, the VIEs had $2.4 billion principal amount of outstanding notes, after elimination of intercompany transactions.

        FSA Global is managed as a "matched funding vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third party liquidity). This matched funding structure is designed to minimize the market risks borne by FSA Global and FSA. FSA Global raises funds that are invested with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. FSA Global generally raises funds that are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating borrowing rates, and invests them in FSA-insured obligations that:

  •
  are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating rates,

  •
  mature prior to the maturity of the related FSA Global notes and

  •
  pay a higher or equal interest rate than the interest rate on the related FSA Global notes.

Financial Product Business

  GICs

        The Company's GIC business provides GICs to municipalities and other market participants. FSA insures all GICs issued by the GIC Subsidiaries. The majority of municipal GICs insured by FSA relate to debt service reserve funds or construction funds that support municipal bond transactions.

        Each GIC entitles its holder to receive the return of the holder's initial principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted. Generally, a municipal bond trustee or issuer will acquire a municipal GIC in order to invest funds on deposit in a debt service reserve fund or construction fund until it needs to use such funds to service debt or fund the payment of project expenses in accordance with the underlying bond documents. Non-municipal GICs insured by FSA include GICs acquired by issuers of credit linked notes and GICs acquired by FSA Global.

        The Company is exposed to risk associated with unexpected withdrawals on its FSA-insured GICs. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn more quickly or more slowly than anticipated to pay project expenses. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by Standard & Poor's Ratings Services ("S&P") or Aa3 by Moody's Investors Service, Inc. ("Moody's"), unless the GIC provider posts collateral or otherwise enhances its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements.

        The GIC Subsidiaries issue GICs and, on the same terms, lend the funds raised to FSAM. The funds are generally raised at (or converted by FSAM into) U.S. dollar LIBOR-based floating rate obligations. FSAM generally invests the funds in, or converts them into, U.S. dollar LIBOR-based floating rate investments. The investments are generally obligations that would qualify for FSA insurance from a credit perspective. The GIC Subsidiaries and FSAM generate their gross profits or losses from the difference between the rates at which the GIC Subsidiaries borrow the funds and the rates yielded by FSAM's investments. These investments are owned, and the related risk management function is performed, by FSAM.

Insurance in Force

        A summary of the Company's par outstanding by type at December 31, 2004 is as follows:

	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(dollars in millions)
Asset-backed(1)	$158,338	$1,046	$159,384	$37,034	$122,350
Municipal	273,984	1,062	275,046	79,654	195,392

Total	$432,322	$2,108	$434,430	$116,688	$317,742

(1)
Excludes direct par outstanding on intercompany insurance of $7,143 million relating to FSA-insured GICs issued by the GIC Subsidiaries.

        At December 31, 2004, the weighted average life of the direct par insured on these policies was approximately three years for asset-backed and 12 years for municipal obligations.

Asset-Backed and Other Non-Municipal Obligations

        FSA's insured portfolio of asset-backed and other non-municipal obligations is divided into five major categories, which are broadly based on the type of assets backing the insured obligations and include funded and synthetic obligations:

  •
  Domestic Residential Mortgage Loans.    Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the "sub-prime" sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. FSA also insures "net interest margin" ("NIM") securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA has generally declined participation in securitizations of so-called "high cost mortgage loans," characterized by very high interest rates or "points and fees" and subject to restrictive federal and state regulations.

  •
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

  •
  Domestic Pooled Corporate Obligations.    Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include CDOs, such as "collateralized bond obligations," "collateralized loan obligations" and comparable risks under CDS obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities. Some CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit events" specified in the CDS. FSA generally addresses these risks by requiring large deductibles as a condition to payment under pooled corporate CDS insured by FSA.

  •
  Other Domestic Non-Municipal Obligations.    Other domestic non-municipal obligations include bonds or other securities backed by government securities, letters of credit, guarantees by other monoline insurers or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria. Other domestic non-municipal obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are generally secured by a mortgage on property owned by or leased to an investor-owned utility.

  •
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

Municipal Obligations

        FSA's insured portfolio of municipal obligations is divided into eight major categories, which include funded and synthetic obligations:

  •
  Domestic General Obligation Bonds.    General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes according to value in an amount sufficient to provide for the full payment of the bonds.

  •
  Domestic Housing Revenue Bonds.    Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first loss guarantees and, in some cases, the general obligation of the issuing housing agency or a state's "moral obligation" (that is, not a legally binding commitment) to make up deficiencies.

  •
  Domestic Municipal Utility Revenue Bonds.    Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

  •
  Domestic Health Care Revenue Bonds.    Health care revenue bonds include bonds of state and local municipal authorities issued on a conduit basis on behalf of not-for-profit hospitals and hospital systems for refinancings and capital acquisitions and construction, payable from amounts derived under loan agreements and notes of such health care providers with such authorities.

  •
  Domestic Tax-Supported (Non-General Obligation) Bonds.    Tax-supported (non-general obligation) bonds include a variety of bonds that, though not full faith and credit general obligations, are supported by a specific or discrete source of taxation of the issuer, and include tax-backed revenue bonds and general fund obligations of the issuer, such as lease revenue bonds. Tax-backed revenue bonds may be secured by a lien on pledged tax revenues, such as revenues from special taxes, including retail sales and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments levied against property owners, which benefit from covenants by the issuer to levy, collect and enforce collections and to foreclose on delinquent properties. Lease revenue bonds or certificates of participation ("COPs") are usually general fund obligations subject to annual appropriation or abatement. The projects financed by lease revenue bonds or COPs are generally real property or equipment that, in the case of annual appropriation or abatement leases, FSA deems to serve an essential public purpose (e.g., schools, prisons, courts).

  •
  Domestic Transportation Revenue Bonds.    Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

  •
  Other Domestic Municipal Bonds.    Other domestic municipal bonds insured by FSA include college and university (primarily public or state-supported) revenue bonds, moral obligation bonds, financings for stadiums, resource recovery bonds and debt issued, guaranteed or otherwise supported by domestic state or local governmental entities.

  •
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

Insured Portfolio

        A summary of FSA's insured portfolio at December 31, 2004 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first loss or excess of loss reinsurance.

Summary of Insured Portfolio
As of December 31, 2004(1)

	Number of Issues In Force	Net Par Amount Outstanding	Net Par and Interest	Percent of Net Par and Interest
	(dollars in millions)
Asset-backed obligations
Residential mortgages	302	$27,042	$29,172	7%
Consumer receivables	50	9,469	10,024	2
Pooled corporate obligations	357	46,390	49,207	11
Other domestic asset-backed obligations	116	7,097	8,807	2
International obligations	138	32,352	33,584	8

Total asset-backed obligations	963	$122,350	$130,794	30%

Municipal obligations
General obligation bonds	5,596	$76,081	$113,733	25%
Housing revenue bonds	193	7,628	13,941	3
Municipal utility revenue bonds	1,025	33,544	54,403	12
Health care revenue bonds	202	9,261	16,959	4
Tax-supported (non-general obligation) bonds	1,023	36,631	56,496	13
Transportation revenue bonds	121	12,835	23,106	5
Other domestic municipal bonds	689	10,962	16,627	4
International obligations	85	8,450	18,453	4

Total municipal obligations	8,934	195,392	313,718	70

Total	9,897	$317,742	$444,512	100%

(1)
Excludes intercompany insurance of $7,143 million in net par outstanding and $8,753 million in net par and interest outstanding relating to FSA-insured GICs issued by the GIC Subsidiaries.

Obligation Type

        The table below sets forth the relative percentages of net par amount insured by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2004	2003	2002	2001	2000
Asset-backed and other non-municipal obligations
Residential mortgages	28%	7%	9%	16%	10%
Consumer receivables	2	6	10	12	20
Pooled corporate obligations	13	5	15	25	20
Other domestic non-municipal obligations(1)	8	2	1	1	1
International obligations	8	11	17	19	21

Total asset-backed obligations	59	31	52	73	72
Municipal obligations
General obligations bonds	19	27	19	12	11
Housing revenue bonds	6	3	2	1	3
Municipal utility revenue bonds	5	12	9	5	3
Health care revenue bonds	3	2	1	1	1
Tax-supported (non-general obligation) bonds	2	14	8	5	5
Transportation revenue bonds	2	5	4	1	2
Other domestic municipal bonds	2	4	3	1	2
International obligations	2	2	2	1	1

Total municipal obligations	41	69	48	27	28

Total	100%	100%	100%	100%	100%

(1)
Excludes intercompany transactions of $2.7 billion in 2004, $3.6 billion in 2003, $2.0 billion in 2002 and $0.5 billion in 2001, relating to FSA-insured GICs issued by the GIC Subsidiaries.

Terms to Maturity

        The table below sets forth the contractual terms to maturity of the Company's policies at December 31, 2004 and 2003:

Contractual Terms to Maturity of Net Par of Insured Obligations(1)

	As of December 31, 2004		As of December 31, 2003
Estimated Term to Maturity	Asset- Backed(2)	Municipal	Asset- Backed(2)	Municipal
	(dollars in millions)
0 to 5 years	$46,800	$39,448	$58,500	$34,274
5 to 10 years	29,155	43,165	32,998	38,401
10 to 15 years	10,772	37,174	6,644	32,895
15 to 20 years	1,084	30,857	1,450	27,133
20 years and above	34,539	44,748	18,670	38,235

Total	$122,350	$195,392	$118,262	$170,938

(1)
Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The average expected maturities for asset-backed obligations are expected to be considerably shorter than the contractual maturities for such obligations.

(2)
Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Subsidiaries.

Issue Size

        The tables below set forth the number of policies and net par outstanding as of December 31, 2004, based on the amount of original net par written:

Asset-Backed Policy Count and Net Par Amount Outstanding(1)

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	712	$418
$10 to $50 million	577	5,337
$50 million to $100 million	426	8,519
$100 million or greater	942	108,076

Total	2,657	$122,350

(1)
Excludes intercompany insurance of $7,143 million relating to FSA-insured GICs issued by the GIC Subsidiaries.

Municipal—Policy Count and Net Par Amount Outstanding

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	14,158	$32,394
$10 to $50 million	4,737	56,544
$50 million to $100 million	801	28,176
$100 million or greater	712	78,278

Total	20,408	$195,392

Geographic Concentration

        In its asset-backed business, the Company considers geographic concentration as a factor in underwriting insurance for securitizations of pools of assets, such as residential mortgage loans or consumer receivables. However, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration is not considered a significant credit factor given other more relevant measures of diversification, such as issuer or industry diversification.

        The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of insured municipal securities:

Municipal Insured Portfolio by Jurisdiction

	As of December 31, 2004
Jurisdiction	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding
	(dollars in millions)
California	934	$26,501	13.6%
New York	622	17,917	9.2
Texas	701	13,297	6.8
Pennsylvania	704	12,276	6.3
Florida	274	10,881	5.6
Illinois	633	9,337	4.8
New Jersey	548	9,053	4.6
Washington	297	7,272	3.7
Michigan	399	5,896	3.0
Massachusetts	194	4,933	2.5
Wisconsin	425	4,713	2.4
Ohio	265	4,412	2.3
Georgia	106	4,288	2.2
All other U.S. jurisdictions	2,747	56,283	28.7
International	85	8,333	4.3

Total	8,934	$195,392	100.0%

        Revenues from external customers attributed to the United States and all foreign countries during each of the Company's last three fiscal years is shown below:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
U.S.	$744,149	$599,410	$386,808
International	52,355	32,926	33,290

Total revenues	$796,504	$632,336	$420,098

        See Note 23 to the Consolidated Financial Statements in Item 8 for revenues from external customers, income before income taxes and total assets by segment.

Issuer Concentration

        The Company has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by S&P to estimate the at-risk amount (worst-case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds it insured. In many cases, the Company uses reinsurance to limit net exposure to any one credit. At December 31, 2004, the ten largest net insured asset-backed transactions represented $18.9 billion, or 6.0%, of the total net par amount outstanding, and the ten largest net insured municipal credits represented $9.6 billion, or 3.1%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. However, the Company's underwriting policies establish single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. In addition to the single risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single credits.

Credit Underwriting Guidelines, Standards and Procedures

        Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards. In addition, FSA's underwriting policy allows for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default.

        FSA's underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and types of credit support. FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not protect FSA against all risk of loss, but is generally intended to assume the primary risk of financial loss.

        Asset-backed obligations insured by FSA often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance based triggers. Asset-backed obligations insured by FSA may benefit from third party protection. Overcollateralization, excess spread or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default. FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the insured obligations. In the CDS sector, however, FSA has insured risks on a "compressed" or "mezzanine" basis in which the obligations insured by FSA are subordinate to more senior uninsured obligations.

        FSA's underwriting guidelines for municipal obligations require that a transaction be rated investment grade by Moody's or S&P or, in the alternative, that the credit quality of the obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the insured obligation.

        The rating agencies participate to varying degrees in the underwriting process. Most asset-backed obligations insured by FSA are reviewed prior to issuance by both S&P and Moody's to evaluate the risk proposed to be insured. In the case of municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. The independent review of FSA's underwriting practices performed by the rating agencies further strengthens the underwriting process.

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

        Each underwriting group in the Financial Guaranty Department is responsible for confirming that each transaction proposed by the Financial Guaranty Department conforms to the underwriting guidelines and standards. This evaluation is reviewed by the chief underwriting officer for the particular sector. This review may take place while the transaction is in its formative stages, thus facilitating the introduction of further enhancements at a stage when the transaction is more receptive to change.

        Final transaction approval is obtained from FSA's Management Review Committee (the "MRC") for asset-backed transactions and municipal international transactions and from FSA's Municipal Underwriting Committee (the "MUNC") for domestic municipal transactions. Subject to applicable limits, a subcommittee of the MRC or MUNC, as applicable, may approve guarantees of transactions in certain sectors. The MUNC and MRC jointly review certain international transactions with municipal credit elements. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. Following approval, the Chair of the applicable underwriting committee may approve minor transaction modifications. Major changes require the concurrence of the applicable underwriting committee.

        The MRC is comprised of FSA's Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer, General Counsel and Associate General Counsel for Asset-Backed Transactions. The Chief Executive Officer, President and General Counsel are not required to participate in MRC meetings for transactions meeting certain criteria.

        The MUNC is comprised of FSA's Chief Executive Officer, President, Chief Municipal Underwriting Officer, a Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsel for Municipal Transactions. The MUNC approval process generally requires approval by at least:

  •
  the Chief Executive Officer or President,

  •
  the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and

  •
  an Associate General Counsel for Municipal Transactions.

Subject to applicable limits, municipal transactions satisfying credit and return requirements may be approved by a committee (the "Demi-MUNC") comprised of the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations, an Associate General Counsel for Municipal Transactions, and any one of certain managing directors and directors designated by the MUNC. The Demi-MUNC approval process generally requires approval by at least two voting members, with approval by the Chief Municipal Underwriting Officer or Municipal Underwriting Officer required for transactions exceeding a certain size.

Corporate Research

        FSA's Corporate Research Department is comprised of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

        FSA's Transaction Oversight Departments and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews of asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review transactions to determine the level of ongoing attention required. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

        The Company's Transaction Oversight Departments categorize all credits by risk of loss to facilitate appropriate allocation of resources to loss mitigation efforts and to efficiently communicate the relative credit condition of any risk exposure, as well as the overall health of the insured portfolio. Each risk in the insured portfolio is designated one of five surveillance rating categories.

        Categories I and II represent fundamentally sound transactions requiring routine monitoring. Category III represents transactions with a material deterioration in asset performance, financial health of the issuer, or other factors, but for which losses are deemed unlikely. Active monitoring and intervention is employed for Category III transactions.

        Category IV reflects transactions demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable. Category IV is the equivalent of "watch list" by banking industry standards.

        Category V reflects transactions where losses are probable. This category includes (1) risks where claim payments have been made and where additional payments, net of recoveries are expected, and (2) risks where claim payments are probable but none have yet been made. Category V and Category IV transactions are subject to intense monitoring and intervention.

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as Category IV and V, as described above, as of December 31, 2004 and 2003.

Par Outstanding

	2004		2003
	Gross	Net	Gross	Net
	(dollars in millions)
Category I and II	$426,142	$310,431	$366,389	$274,305
Category III	7,213	6,384	17,080	12,920
Category IV	283	245	888	782
Category V no claims	707	647	1,154	1,018
Category V with previous claims	85	35	260	175

Total	$434,430	$317,742	$385,771	$289,200

Case Basis Loss Reserves

	As of December 31,
	2004		2003
	Gross	Net	Gross	Net
	(dollars in millions)
Category V no claims	$36.4	$30.3	$93.8	$53.4
Category V with previous claims	44.2	14.9	28.1	9.3

Total	$80.6	$45.2	$121.9	$62.7

        The decrease in Category V reserves with no claims in 2004 compared to 2003 was due primarily to the payment of a large claim for $34.3 million and a refinancing resulting in a reclassification of $5.5 million from reserves to an asset valuation account applied to the underlying collateral acquired in connection with the refinancing. These decreases were partially offset by reassumption of previously ceded business.

        The increase in Category V reserves with previous claim payments in 2004 compared to 2003 was primarily related to the deterioration of a municipal transaction.

Legal

        The Company's Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company's Legal Department is divided into four sectors (asset-backed transactions, municipal transactions, regulatory/reinsurance/corporate and compliance). The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the financial guaranty department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by the Company are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by the Company are ordinarily executed without employment of outside counsel. The Legal Department works closely with the transaction oversight and transaction services functions in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters. The Chief Compliance Officer is a member of the Legal Department responsible for preparing quarterly compliance activity reports provided to the Audit Committee of the Board of Directors of the Company.

Competition and Industry Concentration

        FSA faces competition from both other providers of and alternatives to third-party credit enhancement. Most securities are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. FSA faces competition from other Triple-A rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA"), XL Capital Assurance Inc. ("XLCA") and CDC-IXIS Financial Guaranty ("CIFG"). Although FGIC formerly limited its business primarily to underwriting certain categories of municipal risks, since its change in control in December 2003 FGIC has competed more broadly in asset-backed and municipal sectors it had not previously serviced. Competition is largely based on premium rates, capacity, underwriting requirements and trading levels.

        New entrants to the market provide increasing competition to more established market participants such as FSA as they attempt to grow their market share. Assured Guaranty Corp. and Radian Asset Assurance Inc., two market participants previously engaged primarily in reinsurance, either directly or through affiliates, recently increased their focus on the primary financial guaranty insurance market. In addition, DEPFA Bank, plc,, an Irish bank, has announced its intention to establish a monoline financial guaranty insurer to compete in the U.S. public finance market. The Company understands that other parties are considering establishing new financial guaranty insurers that may compete with it.

        Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers provide competition to FSA as providers of credit enhancement for asset-backed obligations. Actions by securities rating agencies in recent years have significantly reduced the number of Triple-A rated financial institutions that can offer a product directly competitive with FSA's Triple-A guaranty and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance. Nonetheless, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts provided by banks, continue to provide significant competition to FSA. In addition, CDS, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Bank affiliates may participate in the U.S. insurance business, including the financial guaranty insurance business.

        Government sponsored entities, including Fannie Mae and Freddie Mac, compete with the monoline financial guaranty insurers, on a limited basis, in the mortgage-backed and multifamily sectors. Expansion of the business franchises by government sponsored entities, as well as potential new entrants into the financial guaranty sector such as Federal Home Loan Banks and state pension funds, present competitive challenges to private sector participants such as FSA.

        Insurance law generally restricts multiline insurance companies, such as large property/casualty insurers and life insurers, from engaging in the financial guaranty insurance business other than through separately capitalized affiliates. Entry requirements include:

  •
  assembling the group of experts required to operate a financial guaranty insurance business,

  •
  establishing claims-paying ability ratings with the credit rating agencies,

  •
  complying with substantial capital requirements,

  •
  developing name recognition and market acceptance with issuers, investment bankers and investors, and

  •
  organizing a monoline insurance company and obtaining insurance licenses to do business in the applicable jurisdictions.

        FSA's net insurance in force is the outstanding principal, interest and other amounts payable over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by U.S. government securities held in escrow or other qualifying collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders' surplus and contingency reserves calculated in accordance with statutory accounting practices.

        In December 2004, FSA obtained CDS protection on an excess of loss basis (exceeding very large deductibles) providing approximately $17 billion of credit protection on a number of FSA-insured synthethic CDO transactions shadow rated "super-triple A" at inception. Given the high credit quality of the risk transferred to the CDS provider, the main effects of this CDS were to improve FSA's statutory capital ratios and increase FSA's margin under regulatory risk limits on aggregate insured exposures.

        Set forth below are FSA's aggregate gross insurance in force, net insurance in force, qualified statutory capital and capital ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry capital ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first-loss reinsurance. In light of FSA's use of first-loss reinsurance in the asset-backed and project finance sector, the data below tends to overstate FSA's risk leverage in comparison with its industry counterparts. Conversely, FSA also insures mezzanine risks and obtains excess-of-loss credit protection in CDS transactions, which reduces FSA's reported risk leverage. The statutory capital ratio does not reflect the underlying credit quality of the insurance in force, which diminishes the comparative value of the disclosure. Specifically, the credit quality of FSA's insured portfolio as measured by S&P and Moody's is generally higher than most of FSA's industry peers, although

FSA's ratio of net debt service to statutory capital is also generally higher than most of FSA's industry peers.

	As of December 31,
	2004	2003	2002
	(dollars in millions, except ratios)
Financial guaranty primary insurers, excluding FSA(1)
Capital ratio	146:1	145:1	148:1
FSA(2)
Gross insurance in force	$633,037	$565,371	$512,233
Net insurance in force	454,359	409,476	365,256
Qualified statutory capital	2,281	2,104	1,876
Capital ratio	199:1	195:1	195:1

(1)
Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 2004, 2003 and 2002.

(2)
Includes gross and net insurance in force relating to FSA-insured GICs issued by the GIC Subsidiaries of $8,753 for 2004, $5,708 million for 2003 and $3,199 million for 2002.

Reinsurance

        Reinsurance is the commitment by one insurance company, the "reinsurer," to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company in consideration for a portion of the premiums received. The ceding company typically but not always receives a ceding commission to cover the costs of business generation. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

        At December 31, 2004, FSA reinsured approximately 27% of its principal amount outstanding. FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

  •
  meet internal, rating agency and regulatory limits,

  •
  diversify risks,

  •
  reduce the need for additional capital, and

  •
  strengthen financial ratios.

        FSA's reinsurance may be on a quota share, first-loss, or excess of loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess of loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

        FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. Treaty reinsurance provides coverage for a portion of the exposure from all qualifying policies issued during the term of the treaty. In addition, FSA employs "automatic facultative" reinsurance that permits FSA to apply reinsurance to transactions it selects subject to certain limitations. The reinsurer's participation in a treaty is either cancelable annually upon 90 days' prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer and the occurrence of certain other events, FSA generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

        Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2004 were Assured Guaranty Re International Ltd. (formerly ACE Capital Re International Ltd.), Assured Guaranty Corp. (formerly ACE Guaranty Corp.), Radian Asset Reinsurance Inc. (successor to Radian Reinsurance Inc., formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance America Corporation, Tokio Marine and XLFA.

        Securities rating agencies allow FSA "credit" for reinsurance based on the reinsurer's ratings. Generally, 95-100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In recent years, a number of FSA's reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agencies. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

        In 2004, the New York Insurance Law was amended to allow financial guaranty insurers such as FSA to treat qualifying CDS from highly rated financial institutions as collateral for purposes of satisfying risk limits and certain reserve requirements. The effect of these amendments is to make credit defaults swaps an alternative to reinsurance. In December 2004, FSA entered into its first CDS permitted by the new legislation, obtaining approximately $17 billion of credit protection on an excess of loss basis on certain insured synthetic CDOs.

        FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserves ("Statutory Capital") at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which:

  •
  FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK); and

  •
  subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK's annual net incurred losses and expenses exceeds FSA-UK's annual net earned premiums plus draws on FSA-UK's equalization reserves to pay incurred losses.

        Under this agreement, FSA-UK ceded to FSA approximately 99% of its retention after third party reinsurance of its policies issued in 2004.

Rating Agencies

        The value of FSA's insurance product is generally a function of the "rating" applied to the obligations it insures. The financial strength of FSA and its insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch Ratings and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

        These rating agencies periodically review FSA's business and financial condition, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, as well as the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's Triple-A rating. FSA's ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

        Moody's and S&P apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered by the rating agencies in assessing capital adequacy include:

  •
  capital charges or other assessments of credit risks for FSA's insured portfolio, including the degree of risk embedded in FSA-insured GICs;

  •
  the quality of FSA's investment portfolio;

  •
  the credit quality of FSA's reinsurers and the type of reinsurance provided thereby;

  •
  credit lines and other capital support arrangements ("soft capital");

  •
  premium revenues expected to be generated from outstanding policies; and

  •
  anticipated future new business originations and anticipated future losses.

        Given the importance of its ratings to its on-going business, FSA's underwriting process generally includes an analysis of the impact on rating agency capital adequacy determinations in addition to other measures of creditworthiness. Reference is made to the published reports of Moody's, S&P and Fitch Ratings regarding the Company, capital adequacy models, the bond insurance business in general and FSA's standing relative to its industry peers on the basis of capital adequacy and profitability.

Insurance Regulatory Matters

General

        FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York (the "New York Insurance Law"), and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the "New York Superintendent") and other state insurance regulatory authorities. The last completed examination was conducted in 2000 for the three-year period ended December 31, 1999. FSA's accounts are currently under examination for the three-year period ended December 31, 2002; the examination is complete subject to receipt of the final examination report.

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

Domestic Insurance Holding Company Laws

        The Company and its domestic insurance company subsidiaries (FSA and FSAIC) are subject to regulation under insurance holding company statutes of their jurisdiction of domicile (New York and Oklahoma, respectively), as well as other jurisdictions where these insurers are licensed to do insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance company subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, certain dividends and other intercorporate transfers of assets and transactions between insurance companies and their affiliates. The holding company statutes generally require that all transactions with affiliates be fair and reasonable and that those exceeding specified limits require prior notice to or approval by insurance regulators.

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

New York Financial Guaranty Insurance Law

        Article 69 of the New York Insurance Law (as amended, "Article 69"), a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

        Article 69 requires that financial guaranty insurers maintain a special statutory accounting reserve called the "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Article 69 requires a financial guaranty insurer to provide a contingency reserve:

  •
  with respect to policies written prior to July 1, 1989 in an amount equal to 50% of earned premiums; and

  •
  with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal.

        This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. FSA has in the past sought and obtained releases of excessive contingency reserves from the New York Insurance Department. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves against unearned premiums.

        Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of:

  •
  the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, or

  •
  the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves, subject to certain conditions.

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

        Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared to statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations.

Dividend Restrictions

        FSA's ability to pay dividends is dependent on FSA's financial condition, results of operations, cash requirements, rating agency confirmation of non-impairment of FSA's ratings and other related factors, and is also subject to restrictions contained in the New York Insurance Law and other states. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of:

  •
  10% of policyholders' surplus as of its last statement filed with the New York Superintendent; or

  •
  adjusted net investment income during this period.

        Based on FSA's statutory statements for the year ended December 31, 2004, the maximum amount available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $84.5 million.

Financial Guaranty Insurance Regulation in Other Jurisdictions

        FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

        The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA's Singapore branch. FSA is in the process of seeking branch licenses in Canada (and its respective provinces) and Japan.

U.S. Bank Holding Company Act

        Dexia indirectly owns approximately 99% of the Company's common stock, as described under "Item 1. Business—Organization." Because Dexia has non-U.S. bank subsidiaries with banking offices in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the "BHC Act"). In general, the BHC Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are "closely related to banking" as determined by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Insurance activities such as those conducted by certain of the Company's subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a "financial holding company" is permitted to engage in a broader range of permissible "financial activities." "Financial activities" include insurance underwriting and agency activities as well as merchant banking. For a non-U.S. organization to qualify as a "financial holding company," it, if it has a U.S. banking office, and each of its non-U.S. bank subsidiaries with a U.S. banking office, must be both:

  •
  "well-capitalized," which requires a Tier I to risk-based asset ratio of at least 6% and a total capital to risk-based asset ratio of at least 10%, as calculated under home country standards (Tier I, or core, capital includes equity capital less certain intangibles), and

  •
  "well-managed," which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least "satisfactory."

        Dexia holds its investment in, and operates, the Company and its subsidiaries under, the "financial activities" authorization permitted to "financial holding companies."

Investments

        In addition to its insurance company assets and other investments (the "Investment Portfolio"), the Company maintains investments from proceeds of FSA-insured GICs (the "GIC Portfolio") and the portfolio of securities owned by the VIEs (the "VIE Portfolio").

Investment Portfolio

        Management's primary objective in managing the Investment Portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than triple A. The Investment Portfolio is managed by unaffiliated professional investment managers and the Company's affiliate FSA Portfolio Management, which manages the majority of the municipal portfolio. The investment management function is overseen by the Investment Committee established by the Company's Board of Directors.

        To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset backed securities and mortgage-backed securities. The current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The Company also has investments in various strategic partners, including:

  •
  XLFA;

  •
  creditex, Inc, which operates an exchange for credit-derivative products;

  •
  TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds; and

  •
  SPS Holding Corp. ("SPS") (formerly Fairbanks Capital Holding Corp.), a residential mortgage loan servicer.

        The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements. There is no assurance that the proposed transaction will be consummated.

        The weighted average maturity of the Company's Investment Portfolio at December 31, 2004 was approximately 7.0 years.

        The following tables set forth certain information concerning the investment portfolio of the Company:

Investment Portfolio by Rating
As of December 31, 2004(1)(3)

Rating	Percent of Investment Portfolio
AAA(2)	77.8%
AA	19.7
A	2.5

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004. Without giving effect to the FSA guaranty referred to in Note 3 below, the weighted-average rating of the FSA-insured investments was in the A+ range, and all were investment grade.

(2)
Includes U.S. Treasury obligations, which comprised 4.5% of the portfolio at December 31, 2004.

(3)
12.9% of the portfolio was rated AAA by virtue of insurance provided by FSA.

Summary of Investments

	As of December 31,
	2004		2003
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long term investments:
Taxable bonds	$804,942	4.77%	$768,930	4.71%
Tax-exempt bonds	2,857,642	5.00	2,506,380	5.08

Total long-term investments	3,662,584	4.95	3,275,310	4.99
Short-term investments	321,071	1.51	224,429	0.99

Total investments(2)	$3,983,655	4.72%	$3,499,739	4.79%

(1)
Yields are stated on a pre-tax basis.

(2)
2004 total excludes the Company's equity investment in XLFA, which has a fair value of $54.3 million.

Investment Portfolio by Security Type

	As of December 31,
	2004		2003
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
U.S. government and agency securities	$164,312	4.30%	$123,270	4.23%
Mortgage-backed securities	220,202	5.31	196,465	5.45
Municipal bonds	2,857,642	5.00	2,506,380	5.08
Asset-backed securities	56,843	3.23	81,844	3.66
Corporate securities	237,486	4.81	259,102	5.05
Foreign securities	126,099	5.06	108,249	3.91

Total long-term investments	3,662,584	4.95	3,275,310	4.99
Short-term investments	321,071	1.51	224,429	0.99

Total investments(2)	$3,983,655	4.72%	$3,499,739	4.79%

(1)
Yields are stated on a pre-tax basis.

(2)
2004 total excludes the Company's equity investment in XLFA, which has a fair value of $54.3 million.

Distribution of Investments by Contractual Maturity

	As of December 31,
	2004		2003
Investment Category	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Due in one year or less	$376,156	$376,197	$243,251	$243,558
Due after one year through five years	542,572	548,454	428,234	434,775
Due after five years through ten years	517,956	555,819	492,998	528,991
Due after ten years	2,269,926	2,475,770	2,056,949	2,243,307
Mortgage-backed securities	220,202	222,510	196,464	198,909
Asset-backed securities	56,843	57,084	81,843	83,538

Total investments(1)	$3,983,655	$4,235,834	$3,499,739	$3,733,078

(1)
2004 total excludes the Company's equity investment in XLFA, which has a fair value of $54.3 million.

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	As of December 31, 2004
	Par Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Pass-through securities U.S. Government agency	$202,429	$204,501	$206,494
CMOs—U.S. Government agency	13,016	12,978	13,355
CMOs—non-agency	2,624	2,723	2,661

Total mortgage-backed securities	$218,069	$220,202	$222,510

        The Company's investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, at December 31, 2004, Triple-A rated CMOs which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

        The CMOs held at December 31, 2004 have stated maturities ranging from 1 to 40 years and expected average lives ranging from 1 to 14 years based on anticipated prepayments of principal.

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

GIC Portfolio

        The following tables set forth certain information concerning the GIC Portfolio:

GIC Portfolio by Rating
As of December 31, 2004(1)(2)

Rating	Percent of Investment Portfolio
AAA	81.5%
AA	9.0
A	4.8
Other	4.7

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004.

(2)
9.1% of the GIC Portfolio is rated AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

Summary of GIC Portfolio

	December 31,
	2004		2003
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Long-term investments:
Taxable bonds	$7,920,379	1.66%	$4,104,337	1.76%
Short-term investments	268,125	1.43	228,812	1.90

Total investments	$8,188,504	1.64%	$4,333,149	1.77%

(1)
Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to convert interest rates from fixed to floating rate.

Investment Portfolio by Security Type

	As of December 31,
	2004		2003
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Mortgage-backed securities	$2,143,894	1.46%	$209,284	3.32%
Municipal bonds	451,574	1.57	181,640	2.66
U.S. government and agency securities	282,637	1.56	162,912	2.98
Asset-backed and other securities	5,033,525	1.71	3,531,672	1.43
Corporate securities	8,749	2.57	18,829	2.20

Total fixed maturities	7,920,379	1.66	4,104,337	1.76
Short-term investments	268,125	1.43	228,812	1.90

Total investments	$8,188,504	1.64%	$4,333,149	1.77%

(1)
Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to convert interest rates from fixed to floating rates.

Distribution of Investments by Contractual Maturity

	As of December 31, 2004
Investment Category	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$276,874	$276,882
Due after one year through five years	—	—
Due after five years through ten years	77,525	78,332
Due after ten years	656,686	661,078
Mortgage-backed securities	2,143,894	2,149,513
Asset-backed and other securities	5,033,525	5,033,305

Total investments	$8,188,504	$8,199,110

VIE Portfolio

        The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA's insurance, at December 31, 2004 was as follows:

VIE Portfolio by Rating
As of December 31, 2004(1)

Rating	Percent of Bonds
AAA	2.6%
AA	5.3
A	71.6
BBB	20.5

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004.

        The amortized cost and estimated fair value of bonds in the VIE Portfolio were as follows:

As of December 31, 2004	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. states and political subdivisions	$16,007	$16,007
Corporate securities	158,106	157,990
Foreign	57,621	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short term investments	1,194	1,194

Total	$1,347,303	$1,347,549

As of December 31, 2003	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. states and political subdivisions	$16,200	$16,200
Corporate securities	181,165	180,380
Foreign	61,541	61,207
Asset-backed securities(1)	1,164,751	1,164,751
Short term investments	11,102	11,102

Total	$1,434,759	$1,433,640

(1)
Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation. Management believes that amortized cost closely approximates fair value for these securities.

        The amortized cost and fair value of bonds in the VIE Portfolio at December 31, 2004, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$185,970	$186,182
Due after one year through five years	30,951	30,985
Due after five years through ten years	—	—
Due after ten years	16,007	16,007
Asset-backed securities (stated maturities of 1 to 18 years)	1,114,375	1,114,375

Total	$1,347,303	$1,347,549

Employees

        At December 31, 2004, the Company and its subsidiaries had 345 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Available Information

        The Company makes available, free of charge on or through its website, http://www.fsa.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission.

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

        In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to:

  •
  projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

  •
  statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value or return on equity; and

  •
  expected losses on, and adequacy of loss reserves for, insured transactions.

        Words such as "believes," "anticipates," "expects," "intends" and "plans" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements.

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

  •
  changes in accounting principles or practices that may result in a decline in securitization transactions or impact the Company's reported financial results;

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

Item 2.    Properties.

        The principal executive offices of the Company and FSA are located at 350 Park Avenue, New York, New York 10022. The principal executive offices, which consist of approximately 79,000 square feet of office space, are under lease agreements, which generally expire in 2005. In June 2004, FSA entered into a 20-year sublease agreement with Deutsche Bank AG for new offices at 31 West 52nd Street, New York, New York, 10019, to be used as the Company's new headquarters. The Company anticipates moving to its new space, which consists of approximately 110,000 square feet of office space, in mid 2005.

        FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Paris (France), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any material real property.

        The Company's telephone number at its principal executive offices is (212) 826-0100.

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company and certain subsidiaries have become party to certain litigation. The Company is not subject to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On October 29, 2004, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved:

  •
  fixing the number of directors constituting the Board of Directors at twelve;

  •
  the election of the following persons to serve as members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified:

      Robert P. Cochran
      Pierre Richard
      Dirk Bruneel
      Bruno Deletre
      Robert N. Downey
      Jacques Guerber
      David O. Maxwell
      Séan W. McCarthy
      James H. Ozanne
      Roger K. Taylor
      Rembert von Lowis
      George U. Wyper; and

  •
  the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent public accountants to audit the Company's accounts for the year 2004.

        On November 18, 2004, the Company's shareholders executed a Written Consent of Shareholders under which they unanimously approved the Company's 2004 Equity Participation Plan, in the form approved by the Board of Directors of the Company.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchaser of Equity Securities.

        On July 5, 2000, the Company completed a merger in which the Company became an indirect wholly owned subsidiary of Dexia, a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. See "Item 1. Business—Organization." As a consequence of these actions, there is no longer an established public trading market for the Company's common stock, and bid quotations are not reported or otherwise available.

        As of March 2005, the only holders of the Company's common stock were Dexia Holdings, an affiliate of White Mountains (a major shareholder of the Company prior to the merger); and seven directors of the Company who own shares of the Company's common stock or economic interests therein as described under in "Item 11. Executive Compensation—Director Share Purchase Program."

        The Company paid a dividend on its common stock of $0.17625 per share for each of the first two quarters of 2002, totaling $11.7 million in aggregate for 2002. During the third quarter of 2002, the Company determined that it would suspend payment of dividends. The Company resumed payment of dividends in May 2004, paying a dividend on its common stock of $0.2275 per share for each of the final three quarters of 2004, totaling $22.9 million in aggregate for 2004. Information concerning restrictions on the payment of dividends is set forth in "Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions."

        Information about securities authorized for issuance under the Company's equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management—Securities Available Under Equity Compensation Plans."

Item 6.    Selected Financial Data.

        The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written	$832.0	$895.8	$803.7	$485.6	$372.3
Net premiums written	587.8	614.3	532.7	319.6	218.1
Net premiums earned	395.0	356.4	314.9	231.0	192.1
Net investment income	172.1	154.0	139.1	128.9	121.1
Net income	363.8	290.6	181.1	209.5	63.3	(e)
BALANCE SHEET DATA(a)
Total investments(b)	13,836.8	9,493.2	5,037.4	3,214.1	2,234.9
Total assets(b)	17,080.8	12,409.8	7,027.5	4,308.9	3,148.7
Deferred premium revenue	2,095.4	1,862.0	1,450.2	1,090.3	936.8
Losses and loss adjustment expense	179.9	233.4	223.6	114.4	116.3
Notes payable	430.0	430.0	430.0	330.0	230.0
GIC and VIE debt	10,734.4	6,809.8	2,449.0	600.0
Common shareholders' equity	2,550.0	2,168.4	1,868.4	1,636.0	1,465.7
ADDITIONAL DATA
Qualified statutory capital(c)	2,280.9	2,104.3	1,876.1	1,593.6	1,436.7
Total claims-paying resources(d)	5,230.6	4,657.7	3,819.1	3,217.3	2,805.1
Net par outstanding	317,742.6	289,200.2	263,010.5	217,110.8	154,019.8
Net insurance in force (principal + interest)	444,511.5	403,019.4	364,908.5	300,637.1	225,426.4
Total dividends	$22.9	—	$11.7	$31.1	$7.9

(a)
Prepared in accordance with accounting principles generally accepted in the United States of America.

(b)
VIE balances are included beginning July 1, 2003 due to the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."

(c)
Amounts are statutory data for FSA and therefore differ from comparable GAAP amounts.

(d)
Total claims-paying resources refers to a term used by Moody's to evaluate adequacy of claims-paying resources and credit ratings. Moody's uses its judgment in making adjustments to some of the measures. The Company provides the adjusted balances. This term represents the sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and money market committed preferred trust securities.

(e)
$138.8 million of net income excluding merger-related costs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Management's principal business objective is to grow the intrinsic value of the Company over the long term. To this end, it seeks to accumulate an insured portfolio of conservatively underwritten municipal and asset-backed obligations and attractively priced guaranteed investment contracts, in order to produce a reliable, predictable earnings stream. Strategically, the Company seeks to maintain balanced capabilities across domestic and international asset-backed and municipal markets in order to allow the flexibility to pursue the most attractive opportunities available at any point in the business cycle. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        To reflect accurately how management evaluates the Company's operations and progress toward long-term goals, this discussion employs both measures promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP measures) and measures not so promulgated (non-GAAP measures). Although the measures identified as non-GAAP in this discussion should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance.

        Comparing 2004 GAAP results with those of 2003, the Company's total revenues increased 26.0% to $796.5 million, and net income increased 25.2% to $363.8 million. Gross premiums written declined 7.1% to $832.0 million due primarily to a decline in upfront premiums from municipal business. Shareholders' equity increased 17.6% to $2.5 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Premiums written, net of reinsurance	$587.8	$614.3	$532.7
Premiums earned, net of reinsurance	395.0	356.4	314.9
Net premiums earned excluding refundings and prepayments	350.6	324.9	286.9

        Net premiums earned increased 10.8% in 2004 and 13.2% in 2003. Excluding the effects of refundings and prepayments, net premiums earned increased 7.9% in 2004 and 13.2% in 2003. Refundings and prepayments result from interest-rate movements and other factors outside the Company's control, and no assurance can be given that refundings and prepayments will continue at the recent level. The recent slower growth rate in earned premiums is a function of the relatively higher contribution from U.S. municipal originations, which generally have longer maturities and therefore a slower earnings process.

New Business Production

        As explained in detail below, for each accounting period, the Company estimates the present value of originations ("PV originations"). This non-GAAP measure consists of the total present value of premiums originated ("PV premiums originated") by Financial Security Assurance Inc. ("FSA") and the present value of net interest margin originated ("PV NIM originated") in the financial products segment. The Company generated PV originations of $927.2 million in 2004, $894.6 million in 2003 and $881.8 million in 2002. Management believes that by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

  Present Value of Premiums Originated

        The GAAP measure "gross premiums written" captures premiums collected in a given period, whether collected for business originated in the period, or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company's premiums are collected in installments. Therefore, to measure current-period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront in the accounting period, which produces the non-GAAP measure PV premiums originated.

        The Company's insurance policies and insured credit derivative contracts are generally non-cancelable and remain outstanding for years from date of inception, in some cases as long as 30 years. Accordingly, current-period premium production, as distinct from earned premium, represents premiums to be earned in the future.

        Viewed at a policy level, installment premiums are generally calculated as a fixed premium rate multiplied by the insured debt outstanding as of dates established by the terms of the policy. Because the actual installment premiums received could vary from the amount estimated at the time of origination based on variances in the actual outstanding debt balances as of the pre-established dates, the realization of PV premiums originated could be greater or less than the amount reported.

        Installment premiums are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future non-cancelable installment premiums are not captured in premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums originated to evaluate current business production.

        PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts at a rate representing the Company's three-year trailing average insurance investment portfolio return. The estimated installment premium receipts are determined based on each installment policy's projected par balances outstanding multiplied by its premium rate. The Company's Transaction Oversight Departments estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its investment portfolio for the previous three years. This serves as a proxy for the return that could be achieved if the premiums had been received upfront.

        Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 5.62% for 2004 originations and 5.91% for 2003 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Gross premiums written	$832.0	$895.8	803.7
Gross installment premiums received	(332.4)	(345.2)	(321.6)

Gross upfront premiums originated	499.6	550.6	482.1
PV estimated future premiums originated	353.9	299.9	334.0

PV premiums originated	$853.5	$850.5	$816.1

  Financial Guaranty Insurance Originations

        Unless otherwise noted, percentage changes in this discussion and analysis compare the period named with the comparable period of the prior year.

        The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors.

U.S. Municipal New Originations

	Year Ended December 31,
	2004	2003	2002
Gross par insured (in billions)	$49.0	$54.9	$51.6
Gross PV premiums originated (in millions)	433.5	483.1	420.7

        New-issue volume in the U.S. municipal bond market totaled approximately $360.2 billion, on a sale date basis, a 6.1% decline from the record level of $383.7 billion in 2003 and slightly more than the $358.8 billion in 2002. Insurance penetration was approximately 54%, compared with 50% in both 2003 and 2002. In all three years, low interest rates, strong demand for refundings and continuing needs for infrastructure investment drove high levels of municipal borrowing. FSA guaranteed approximately 24% of the insured par amount of municipal bonds sold in 2004, and approximately 27% of the insured par amount of municipal bonds sold in 2003 and 2002.

        Including both primary and secondary U.S. municipal obligations with closing dates in 2004, FSA's U.S. municipal par originated declined 10.7%, and the related PV premiums originated declined 10.3%. FSA increased its PV premiums originated in the health care revenue and general obligation sectors during the year, but those increases were offset by declines in the non-general obligation tax-supported sector and various revenue-backed sectors. In 2003, the U.S. municipal par amount insured by FSA increased 6.3%, and PV premiums originated increased 14.8%. Municipal premium rates were strong throughout 2003 due to wider credit spreads than in prior periods.

U.S. Asset-Backed New Originations

	Year Ended December 31,
	2004	2003	2002
Gross par insured (in billions)	$48.6	$15.6	$35.6
Gross PV premiums originated (in millions)	234.2	177.6	196.1

        The Company's U.S. asset-backed gross par insured rose 211% in 2004. The Company's associated PV premiums originated, which increased 31.9%, did not grow as much as par insured because most of the growth in par volume came from pooled corporate and residential mortgage transactions of Triple-A underlying credit quality. Such high-quality transactions tend to have relatively low premium rates but tend to achieve good returns on equity. In 2003, par originated in FSA's U.S. asset-backed business declined

56.2%, while PV premiums originated declined 9.4%. Compared with 2002 activity, the Company's asset-backed business reflected a shift away from large Super Triple-A CDSs, Triple-A tranches of residential mortgage-backed securities and auto loan transactions toward higher premium types of transactions, including Triple-A collateralized loan obligations ("CLOs") and certain residential mortgage and consumer finance issues.

International New Originations

	Year Ended December 31,
	2004	2003	2002
Gross par insured (in billions)	$10.2	$10.3	$19.8
Gross PV premiums originated (in millions)	185.8	189.8	199.3

        Full-year international par insured for 2004 approximated that of the prior year, and international PV premium originations decreased 2.1%. FSA had expected to insure a greater number of infrastructure transactions during the year, but some significant transactions were postponed. In 2003, the 4.8% decline in international PV premiums originated was less than the 48.0% decline in gross par insured, largely because of a shift from Super Triple-A pooled corporate CDS to a broader range of transactions, including CLOs, synthetic residential mortgage securitizations and other structured financings. Infrastructure financings contributed the largest share of international premium production in 2003. PV premiums for international originations are translated into U.S. dollars using month-end currency exchange rates. Actual premiums received could differ from this amount due to exchange-rate fluctuations.

  Financial Products Originations

        The financial products segment, in which the Company conducts business through a group of wholly owned subsidiaries (the "GIC Subsidiaries"), produces net interest margin ("FP NIM") rather than insurance premiums. Like installment premiums, FP NIM is expected to be earned and collected in future periods.

        Guaranteed investment contracts ("GICs") are issued at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the investment revenue and the borrowing cost is the FP NIM.

        The non-GAAP measure PV NIM represents the difference between the estimated interest to be received on the investments and the estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest rate hedges are assumed to be completely effective. The Company's future positive interest rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

        Net interest income and net interest expense are reflected in the Statements of Operations and Comprehensive Income but are limited to current-year earnings. As GIC contracts extend beyond the current period, management considers the non-GAAP measure "PV NIM" to be a useful indicator of future FP NIM to be earned and includes it in Adjusted Book Value as another element of intrinsic value, not found in GAAP book value. PV NIM represents the difference between the estimated interest to be received on the investments and the estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest-rate hedges are assumed to be completely effective.

        For each accounting period, the Company reports the non-GAAP measure PV NIM originated, reflecting its estimate of PV NIM generated by that period's new business in the financial products segment. The majority of municipal GICs issued by the GIC Subsidiaries relate to debt service reserve funds and construction funds in support of municipal bond transactions. These funds may be drawn unexpectedly, with the result that the actual timing and amount of repayments may differ from the original estimates, which in turn would affect the realization of the estimate of PV NIM originated in a given accounting period.

        PV outstanding is the sum of cumulative years' reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV.

Financial Products PV NIM Originated

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Gross present value of future net interest margin originated	$73.7	$44.1	$65.7

        PV NIM originated rose 67.1% in 2004. This growth reflects increased activity in both municipal and structured GICs. PV NIM originated for 2003 was 32.9% below PV NIM originated for 2002. The Company constrained its GIC activity during the first four months of 2003 as it approached a regulatory limit of 100 non-qualified holders. This limit was lifted when the Company received an exemption from the Investment Company Act in April 2003.

Operating Earnings

        Management uses two key metrics to measure company performance and to calculate long-term incentive compensation and the annual bonus pool. These two metrics—operating earnings and adjusted book value ("ABV")—are both non-GAAP measures.

        The Company defines "operating earnings" as net income before the effects of fair-value adjustments for FSA-insured credit default swaps ("CDS") that:

  •
  have investment-grade underlying credit quality; and

  •
  must be marked to fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

        CDS contracts are generally non-cancelable prior to maturity, and the Company views insured CDS risks as comparable to other insured risks. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured for economic losses related to specified reference obligations, primarily pools of corporate debt securities or bank loans, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In the event a CDS were to migrate below investment grade, the fair-value impact would be fully reflected in operating earnings.

        The Company discloses operating earnings to inform investors of a key measure used by both management and the Board of Directors to assess the Company's consolidated operating performance and to calculate its employees' long-term incentive compensation payments. The limitations of the operating earnings metric are the lack of comparability to operating earnings of other companies that may define it differently and the exclusion of variability related to CDS fair-value adjustments. A significant percentage of the Company's CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A (defined as credit quality based on loss protection which is greater than 1.3 times the Triple-A standard), and the Company and its subsidiaries do not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will disappear over the finite terms of the exposures, which are typically five to seven years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company's change in fair-value results, should not influence a measure of the Company's operating performance.

        Operating earnings increased 22.0% in 2004 and 24.2% in 2003.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Net income	$363.8	$290.6	$181.1
Less fair-value adjustments of insured CDS, net of taxes	37.7	23.4	(34.1)

Operating earnings	$326.1	$267.2	$215.2

Adjusted Book Value

        To calculate ABV, the following adjustments, on an after-tax basis, are made to shareholders' equity (GAAP "book value"):

  1.
  addition of unearned premium revenues, net of amounts ceded to reinsurers;

  2.
  addition of the present value of future installment premiums, net of amounts ceded to reinsurers;

  3.
  addition of the present value of future net interest margin;

  4.
  subtraction of the deferred costs of acquiring policies; and

  5.
  elimination of the effect of fair-value adjustments for insured CDS.

        Management considers ABV a reasonable measure of the Company's intrinsic value, exclusive of franchise value. Like book value, it reflects loss estimates, which are made at the time of contract origination. Additionally, ABV captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above). An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company's compensation formulas are based in part on the ABV growth rate. The limitation of the ABV metric is that it relies on an estimate of the amount and timing of the receipt of installment premiums and future net interest margin. Actual installment premium receipts could vary from the amount estimated based on variances in the actual insured outstanding debt balances as of the dates used to calculate premiums due. Actual net interest margin results could vary from the amount estimated based on variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV also excludes the fair-value of investment-grade insured CDS.

        Adjustments 1, 2 and 3 represent the sum of cumulative years' reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above.

        Adjustments 1 and 2 in the calculation of ABV together constitute "PV premiums outstanding." Because debt schedules related to installment transactions change from time to time, management uses PV premiums outstanding to indicate its best estimate of the Company's present value of future premium revenues (comprising current- and prior-period originations that have not yet been earned). Critical assumptions underlying adjustment 2 are discussed above under "New Business Production—Financial Guaranty Insurance Originations."

        As discussed above under "New Business Production—Financial Products Originations," the Company calculates PV NIM (adjustment 3) because net interest income and net interest expense reflected in the statement of operations are limited to current-year earnings. The Company's future positive interest rate spread from outstanding GIC business can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in U.S. GAAP book value.

        In addition, ABV excludes the effect of certain fair-value adjustments that are excluded from operating earnings (adjustment 5 above). As explained in the preceding discussion of operating earnings, management believes the fair-value adjustments' financial impact will probably disappear over the finite terms of the related exposures.

        Shareholders' equity was $2.5 billion and non-GAAP ABV was $3.7 billion at December 31, 2004. During 2004, ABV grew 16.8% excluding realized and unrealized capital gains and losses in the investment portfolio and 16.9% including such gains and losses.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of December 31,
	2004	2003
	(dollars in millions)
Shareholders' equity (book value)(1)	$2,550.0	$2,168.4
After-tax adjustments:
Plus net unearned premium revenues	868.6	758.3
Plus present value of net future installment premiums and PV NIM	497.3	424.1
Less net deferred acquisition costs and goodwill	200.3	185.3
Less fair value adjustments for insured CDS(2)	31.4	(6.3)

Adjusted book value	$3,684.2	$3,171.8

(1)
Includes the effect of after-tax unrealized gains in the investment portfolio, which were $177.8 million at December 31, 2004 and $147.4 million at December 31, 2003.

(2)
In the third quarter of 2004, the Company amended its definition of ABV to exclude fair-value adjustments for insured CDS. ABV for December 31, 2003 is restated accordingly.

Net Investment Income and Realized Gains

        Net investment income increased 11.7% in 2004, primarily due to higher invested balances arising from new business writings, partially offset by lower reinvestment rates stemming from the low interest-rate environment during the year. Net investment income increased 10.7% in 2003 from that of the prior year, primarily due to higher invested balances arising from new business writings. For further discussion, see "Liquidity and Capital Resources," below.

Income from Investments

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Net investment income	$172.1	$154.0	$139.1
Net realized gains	(0.5)	5.1	29.2
Effective tax rate on investment income excluding effects of realized gains and losses and variable interest entities	9.2%	9.2%	10.4%

        Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

        The provision for losses and loss adjustment expenses was $20.6 million in 2004, $34.5 million in 2003 and $65.6 million in 2002. Activity in the liability for losses and loss adjustment expenses, which consists of case and non-specific reserves, is summarized as follows:

	Case Reserve Activity for the Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Gross balance at January 1	$121.9	$134.0	$45.4
Less reinsurance recoverable	59.2	76.0	28.9

Net balance at January 1	62.7	58.0	16.5
Transfer from non-specific reserve	30.7	12.7	45.0
Restructured transactions	(13.9)	(2.2)	—
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(34.3)	(5.8)	(3.5)

Total paid	(34.3)	(5.8)	(3.5)

Net balance at December 31	45.2	62.7	58.0
Plus reinsurance recoverable	35.4	59.2	76.0

Gross balance at December 31	$80.6	$121.9	$134.0

	Non-Specific Reserve Activity for the Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Balance at January 1	$111.5	$89.7	$69.1
Provision for losses
Current year	20.4	22.4	21.1
Prior year	0.2	12.1	44.5
Transfers to case reserves	(30.7)	(12.7)	(45.0)
Restructured transactions	(2.1)	—	—

Balance at December 31	99.3	111.5	89.7

Total case and non-specific reserves	$179.9	$233.4	$223.7

        The gross and net par amounts outstanding on transactions with case reserves were $791.4 million and $752.8 million, respectively, at December 31, 2004. The net case reserve consisted primarily of six CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of the total net case reserve. The remaining 11 exposures were in various sectors.

        Reserves for losses and loss adjustment expenses are discounted when established at the then current risk-free rates. The cumulative amount of net discount taken was approximately $59.5 million at December 31, 2004, $65.9 million at December 31, 2003 and $44.7 million at December 31, 2002.

        During 2004, the Company charged $20.6 million to loss expense, consisting of $25.0 million for originations of new business and accretion on in-force business and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases primarily related to favorable experience in the CDO portfolio. The non-specific reserve decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to case reserves of $30.7 million offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to (1) a large, voluntarily accelerated transaction that had a $34.3 million payment and (2) reclassifications from reserves to asset valuation accounts for refinanced transactions of $13.9 million offset by transfers from the non-specific reserve of $30.7 million. See Note 22 to the Consolidated Financial Statements in Item 8.

        During 2003, the Company charged $34.5 million to loss expense, comprising $9.2 million related to the CDO portfolio discussed below, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years' reserves. The non-specific reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the non-specific reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the non-specific reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet. See Note 22 to the Consolidated Financial Statements in Item 8.

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

        At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company's non-specific reserve ($31.0 million) and (ii) amounts already existing in its non-specific reserve ($20.5 million), including non-specific reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company's non-specific reserve resulted in a corresponding increase to losses and loss adjustment expenses in the Statements of Operations and Comprehensive Income of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio, resulting in an increase to loss expense and a corresponding increase to the non-specific reserve. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims on these transactions for several years, but may elect to do so at earlier dates at its discretion. In some cases since 2002, the Company has elected to pay claims earlier than required. Application of this methodology resulted in recording $68.8 million in gross case reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case reserves in 2002. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the non-specific reserve in order to reflect its recent adverse experience. As a result, the non-specific reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximately $14.9 million that would have been accrued using the prior assumptions.

        During 2002, the Company increased its non-specific reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for origination of new business and $3.4 million was for accretion of the discount on prior years' reserves. Also during 2002, the Company transferred to the non-specific reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the non-specific reserve to case reserves.

        Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

        The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	As of December 31,
	2004	2003
Case reserve discount rate	3.13%–5.90%	4.94%–6.10%
Non-specific reserve discount rate	1.20%–7.95%	1.2%–7.95%
Current experience factor	2.0	2.4

        The primary estimates affecting the statistical calculation are (a) probability of default and (b) severity of loss given default. The Company applies its experience factor to the statistical calculation to reflect actual loss experience in terms of both frequency and severity. Historically, defaults on guaranteed obligations have been infrequent, but the size of resulting claims have varied widely due to both the differing sizes of the obligations guaranteed and the significant variability of the severity experienced. Severity represents the magnitude of loss, which is calculated as par guaranteed minus total recoveries, expressed as a percentage of par guaranteed. Recoveries include salvage value of assets and amounts due from reinsurers. Actual claim frequency and severity experience may evolve over time, affected by many factors, including changes in the insured portfolio's distribution across sectors and underlying ratings, as well as changes in the economy and the political environment. The Company's loss reserving methodology is designed to reflect these factors. Changes in the sectors and underlying credit quality of the transactions are captured in the formula directly, while changes in the economy and political environment are captured in the experience factor.

        Given the broad diversification of FSA's insured portfolio, management believes that a systemic shift in overall portfolio quality is unlikely to occur except in a catastrophic economic environment. It is therefore necessary to look at particular sectors when examining the sensitivity of the insured portfolio to changes in underlying loss assumptions. Management believes that different analyses are required for the two broad sectors of the insured portfolio, asset-backed obligations and municipal credits.

        Asset-backed obligations insured by FSA are secured by pools of assets. While the assets in a given transaction are generally of one type (such as automobile loans, residential mortgage loans, etc.), they are diversified within that asset type. Due to characteristically low default frequency, losses on insured asset-backed transactions have been manageable in management's view, despite variability.

        Management believes severity is not the primary determinant of possible loss in a portfolio of insured asset-backed obligations. Since introducing a non-specific reserve in 1993, actual aggregate losses have been reasonably consistent with management's expectation in the majority of asset-backed categories, including insured obligations collateralized by automobile loan or residential mortgage debt of non-prime borrowers. The one exception involved senior bonds issued in 1998 and 1999 in connection with structured CDOs. In such a structure, the bonds insured by FSA are in second-loss positions, meaning that there are uninsured, subordinate bondholders or equity investors who must lose all of their investment outstanding at the time of default or earlier trigger event before the FSA-insured bonds become subject to loss. These transactions were structured to FSA's requirement that the first-loss position provide FSA an investment-grade level of protection. The underlying assets supporting the insured obligations were pools of corporate bonds individually rated below investment grade. In this structure, multiple credits must fail before claims are triggered. In 2002, credit quality deteriorated across a broad spectrum of the corporate market, which led to projected claims on these transactions and charges to FSA's income statement, as well as an increase in the Company's loss experience rate. Yet even under this unprecedented stress scenario, the severity of the largest single loss was relatively modest.

        Accordingly, management considers default frequency the relevant factor driving adverse loss experience in the asset-backed sector and believes that a reasonably possible adverse change in default frequencies would not result in a material adverse adjustment to the non-specific loss reserve.

        Current asset-backed case reserves could vary from the current estimate of loss. In particular, the deterministic model used to determine case reserves for CDO transactions utilizes average cumulative default rates produced by a Monte Carlo simulation and applies those defaults to a cash flow model. While CDO exposures are affected by multiple variables, including default rates, collateral recovery rates, changes in interest rate movements and the prepayment speeds of the collateral, management believes default frequency is the key determinant of loss. Holding all other variables constant and assuming only that the CDO's underlying corporate debt instruments were to default at a higher rate than the Monte

Carlo average default rate, actual losses would exceed the current estimate. Applying a higher frequency of default, observed at the 90% confidence level, would result in additional present value loss of $30 million.

        To assess sensitivity to changes in loss assumptions in the municipal insured portfolio, management believes that categories of municipal risk other than the health care sector should not result in a material adverse change to the estimate of loss under a reasonably possible scenario. Management believes that a material adverse change in loss is reasonably possible to occur in the health care sector. While the Company has not experienced a loss in this sector, the potential severity of health care losses is comparatively high. Hospital facilities are single-purpose assets and a failing health care issuer is likely to be liquidated or acquired. If there is collateral associated with a health care credit, it is generally in the form of a hospital facility, the value of which is primarily driven by the community's need for that facility. The more hospitals competing in a community, the more fragile the value of the hospital collateral is likely to be in a stress scenario. FSA addresses the severity risk in this sector through internal policies that limit exposure to any single credit.

        In a recently issued S&P scenario analysis, S&P assumed 75% loss severity for health care credits, which means that a loss would equal 75% of par insured. If losses of this severity occurred in both the lowest rated single-site hospital exposure and the lowest-rated hospital system exposure in FSA's insured portfolio, the loss would be as much as $48 million on a pre-tax basis, net of reinsurance.

        A material adverse change from management's current estimate of loss for municipal transactions with case reserves is considered unlikely because the only such case reserve is set near the full policy amount.

        FSA management believes that the liability it carries for losses and loss expenses are adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the Company's probability of default and its severity of loss and there can be no assurance that the liability for losses will not exceed such estimates.

        The sensitivities described above are hypothetical and should be used with caution. The effect of variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

        The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve in the manner described above, may call their non-specific reserve by a different name, such as, but not limited to "unallocated losses," "active credit reserves" and "portfolio reserves," or may use different statistical techniques than the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the financial statements at this time. See Note 2 to the Consolidated Financial Statements in Item 8.

        At December 31, 2004, the reinsurance recoverable on unpaid losses from reinsurers and ceded par outstanding, by Standard & Poor's Ratings Services ("S&P") rating levels, are as follows:

Reinsurer's S&P Rating	Reinsurance Recoverable	Ceded Par Outstanding
	(dollars in millions)
AAA	$11.9	$34,193.8
AA	23.5	65,147.0
A	—	17,552.7
Not currently rated	—	26.9

Total	$35.4	$116,920.4

Interest Expense

        Interest expense was $27.0 million in 2004, $33.0 million in 2003 and $28.1 million in 2002. For further discussion, see "Liquidity and Capital Resources" below.

Other Operating Expenses

        Other operating expenses for 2004 increased 8.5% from that of the previous year. The increase relates primarily to increased personnel costs. The corresponding 14.9% increase in other operating expenses for 2003 is primarily related to higher personnel costs. For additional discussion, see Note 10 to the Consolidated Financial Statements in Item 8.

Financial Products Net Interest Margin

        For the financial products segment, FP NIM was $22.8 million in 2004, $5.1 million in 2003 and $7.6 million in 2002. The increases in FP NIM are primarily related to an increasing book of GIC business since commencing operations at the end of 2001. FP NIM was adversely affected in 2003 by SFAS 133 adjustments. Prior-year balances have been reclassified to conform to the current-year presentation.

        NIM shown in accordance with classifications required under GAAP on the Consolidated Statements of Operations and Comprehensive Income ("Total NIM") is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was $16.8 million for 2004, $(3.1) million for 2003 and $6.6 million for 2002. The differences between Total NIM and FP NIM relate primarily to the presentation of intersegment transactions and the classification of derivatives and variable interest entities ("VIEs").

        The table below reconciles Total NIM with FP NIM, which is used as a key performance measure of the financial products business.

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Total NIM	$16.8	$(3.1)	$6.6
Reclassification of non-hedge derivatives	(2.1)	(0.5)	—
Reclassification of income related to refinanced transactions	12.9	12.0	1.0
Variable interest entities NIM ("VIE NIM")(1)	(4.8)	(3.3)	—

FP NIM	$22.8	$5.1	$7.6

(1)
VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

        Derivative gains and losses are included in the FP NIM whether or not they are designated hedges. GAAP requires that derivatives designated as hedges be classified in the Statements of Operations and Comprehensive Income with the underlying item being hedged. Gains and losses on undesignated hedges are shown under the caption net realized and unrealized gains (losses) on derivative instruments.

        Intersegment transactions relate primarily to intercompany notes held in the FP bond portfolio. In connection with the Company's refinancing transactions, the Company obtains funds from the FP operations to fund claim payments, as discussed further in Note 22 to the Consolidated Financial Statements in Item 8, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the financial products segment. The net interest income on intercompany notes is included in FP NIM, but eliminated in the consolidated Total NIM. The GIC Subsidiaries raise funds through the issuance of FSA-insured GICs in the normal course of FP operations.

        Income related to refinanced transactions included in FP NIM is shown as a separate caption on the Statements of Operations and Comprehensive Income.

        VIE NIM and FP NIM are combined on the Statements of Operations and Comprehensive Income. VIE NIM pertains to the net interest margin derived from transactions executed by FSA Global Funding Limited ("FSA Global"), Canadian Global Funding Corporation ("Canadian Global") and Premier International Funding Co. ("Premier"). See Note 25 to the Consolidated Financial Statements in Item 8.

Net Realized and Unrealized Gains (Losses) on Derivatives

        FSA's business includes insurance of CDS referencing diversified pools of obligations. The net par outstanding was $66.0 billion relating to these transactions at December 31, 2004 and $63.8 billion at December 31, 2003. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA's guaranty. Adjustments required by SFAS 133 resulted in pre-tax income of $56.4 million for 2004 and $34.8 million for 2003 and losses of $50.2 million for 2002. The benefits during 2004 and 2003 resulted primarily from tightening credit spreads in the CDS market, while the charge for 2002 resulted primarily from widening credit spreads in that market. Neither of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA's insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA's guarantee. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA's ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA's guaranty, any "losses" recorded in marking a guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty and any "gain" recorded would be reversed by an equal "loss" over the remaining life of the transaction. The average life of these contracts is 2.9 years. The inception-to-date gain (loss) on the CDS portfolio was $46.6 million at December 31, 2004 and $(9.8) million at December 31, 2003. Given the very high credit quality of FSA's insured CDS portfolio and the Company's intent to hold to maturity, management believes that "losses" or "gains" attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

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

Income from Assets Acquired in Refinancing Transactions

        Income from assets acquired in refinancing transactions was $14.8 million in 2004, $19.5 million in 2003 and $1.9 million in 2002. The significantly higher amounts in 2004 and 2003 than in 2002 were due to the refinancings of several insured transactions whereby the Company accelerated claims payment on transactions that had experienced events of default and acquired the obligations or underlying collateral in order to mitigate future claims. The amounts presented are net of the impact of derivative instruments used to hedge interest-rate risks within this portfolio of assets.

Equity in Earnings of Unconsolidated Affiliates

        Total equity in earnings of unconsolidated affiliates was a loss of $3.3 million in 2004 and gains of $5.5 million in 2003 and $29.3 million in 2002. The Company has an investment in SPS Holding Corp. ("SPS"), formerly Fairbanks Capital Holding Corp. SPS is owned 64.92% by The PMI Group Inc. and 34.06% by the Company, with the remainder owned by individuals. At December 31, 2004, the Company's interest in SPS had a book value of $49.6 million. At December 31, 2003, the Company's interest in SPS was $46.4 million, of which $7.6 million represented goodwill. The Company's equity in earnings from SPS was a loss of $7.1 million in 2004, a loss of $13.5 million in 2003, and income of $13.8 million in 2002.

        SPS's business is subject to regulation, supervision and licensing by various federal, state and local authorities that have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission ("FTC") informed SPS that it was investigating whether SPS's loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. Certain of SPS's shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS's servicing operations.

        On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC's civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes restrictions on SPS's business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. In the second quarter of 2004, the Company made a $10.3 million additional equity investment in SPS to fund a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC's settlement agreement with SPS.

        In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of "Average." While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS. The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements.

        FSA's 13% investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

        For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, "Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock," the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company's 15% investment in XLFA is included in equity securities as an available-for-sale security. The fair value of the investment at December 31, 2004 was $54.3 million.

Variable Interest Entities

        Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ VIEs for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the insured obligations. FSA's participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of the VIE's assets. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE's assets typically serving as the source of such premium, thus providing some of the "rewards" of the VIE's assets to FSA. VIEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company's outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, the assets and liabilities of these VIEs, except for refinanced transactions discussed below and in Note 22 to the Consolidated Financial Statements in Item 8, have not been consolidated with those of the Company for financial reporting purposes because the Company is not the primary beneficiary.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46R"). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

        The Company consolidates FSA Global, Canadian Global and Premier. The aggregate increase related to adoption of FIN 46 on July 1, 2003 was a $1.9 billion increase in total assets and total liabilities. The differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax in 2003. During the third quarter of 2004 the majority of the assets of Canadian Global were liquidated and its liabilities satisfied. There was no income statement effect from consolidating FSA Global and Premier. FSA Global is managed as a "matched funding vehicle," in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. In each such case, the Company's GIC liability and GIC asset are eliminated in consolidation. At December 31, 2004, $961.9 million was eliminated as a result of such consolidation. The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the

Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global or Canadian Global are excluded from the Notes to the Consolidated Financial Statements for the years ended December 31, 2004 and 2003. In addition, the Company refinances certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. See Note 22 to the Consolidated Financial Statements in Item 8.

Taxes

        The effective tax rates were 21.8% in 2004, 24.1% in 2003 and 16.2% in 2002, which differ from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd. ("FSA International"), with the White Mountains indemnity payment (see below) being an additional difference in 2004. In addition, the effective tax rate was affected by the expected repatriation of earnings of Financial Security Assurance International Ltd. ("FSA International") in 2005.

        The American Job Creation Act of 2004 was enacted on October 22, 2004, which added new Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25% provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provides guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and has accordingly accrued a deferred tax liability and expense of $5.3 million at December 31, 2004. This amount represents the tax effect on FSA International's tax dividend distribution capability at December 31, 2004. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will distribute such amounts and, accordingly, provide taxes on such earnings as they accrue during 2005.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable as of December 31, 2004, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.

        In the third quarter of 2002, the Company changed its method of taxing its equity in earnings from SPS, an unconsolidated affiliate of the Company. Prior to 2002, the Company taxed 100% of its equity in earnings from SPS at the statutory rate of 35%. Following a change in SPS's investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity in earnings from SPS, based on management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million.

Critical Accounting Policies

        The Company's critical accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Liquidity

        The Company's consolidated invested assets at December 31, 2004, net of unsettled security transactions, were $12,227.2 million, compared with the December 31, 2003 balance of $7,942.7 million. These balances include the change in the market value of the Investment Portfolio, which had an unrealized gain position of $262.8 million at December 31, 2004, compared with an unrealized gain position of $226.7 million at December 31, 2003. These balances exclude the assets in the VIE bond portfolio, which the Company's management believes are beyond the reach of the Company and its creditors.

        At December 31, 2004, the Company had, at the holding company level, an investment portfolio of $25.9 million available to fund the liquidity needs of its activities outside of its insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

        In its financial guaranty business, premiums and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. In its financial products business, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the Company's operations provide sufficient liquidity to pay its obligations. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can liquidate or utilize its investment portfolio as a source of funds in addition to its alternative liquidity arrangements, as discussed further below. The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. In addition, payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. In each of the three years reported, the Company has not drawn on any alternative sources of liquidity to meet its obligations, except that the Company has refinanced certain transactions using funds raised through its financial products segment.

        The following is a summary of the Company's long-term obligations at December 31, 2004:

Long-Term Obligations

	Less than 1 Year	1–3 Years	3–5 Years	Greater than 5 years	Total
	(dollars in millions)
Loss reserves(1)	$3.3	$4.2	$3.6	$248.6	$259.7
Long-term debt obligations(2)	2,883.3	2,652.6	1,400.2	6,017.9	12,954.0
Operating lease obligations	5.5	16.6	16.3	114.3	152.7

Total	$2,892.1	$2,673.4	$1,420.1	$6,380.8	$13,366.4

  (1)
  Amounts represent the undiscounted estimated claim payments.
  (2)
  Amounts include future accretions on zero coupon obligations.

        At December 31, 2003, Financial Security Assurance Holdings Inc. (as a separate holding company, "FSA Holdings") held $152.9 million of surplus notes of FSA. During 2004, FSA repaid $44.0 million of those surplus notes. At December 31, 2004, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York (the "New York Superintendent"). FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

        FSA Holdings paid dividends of $22.9 million in 2004 and $11.7 million in 2002. It did not pay dividends in 2003.

        On July 31, 2003, FSA Holdings issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, FSA Holdings called for redemption, on November 1, 2003, its 6.950% Senior Quarterly Income Debt Securities ("Senior QUIDS") due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

        On November 26, 2002, FSA Holdings issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. FSA Holdings used a portion of the proceeds of this issuance to redeem in whole FSA Holdings' $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

        On December 19, 2001, FSA Holdings issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

        FSA's ability to pay dividends depends on FSA's financial condition, results of operations, cash requirements, determination that FSA's ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for the year ended December 31, 2004, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months is approximately $84.5 million. FSA paid dividends of $30.0 million in 2004, and none in 2003 and 2002.

        In 2004 and 2003, FSA International paid preferred dividends of $4.9 million and $3.3 million, respectively, to XL Capital Ltd, its minority interest owner.

Additional Capital Resources

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

        Management believes that the Company's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, the Company has a number of sources of liquidity that are available to pay claims on a short- and long-term basis: cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its financial products segment, liquidity lines of credit with banks, and capital market transactions.

        FSA has a credit arrangement aggregating $150.0 million, which is provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2004, there were no borrowings under this arrangement, which expires on April 22, 2005, if not extended.

        FSA has a standby line of credit in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,067.0 million at December 31, 2004. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a seven-year term that will expire on April 30, 2011 and contains an annual renewal provision subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of December 31, 2004.

        In June 2003, $200.0 million of money market committed preferred trust securities (the "CPS Securities") were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million for 2004 and $3.6 million for 2003 and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

        FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody's or AA- by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A3 by Moody's or A- by S&P with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

        FSA Asset Management LLC ("FSAM") has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Subsidiaries. There were no borrowings under this arrangement at December 31, 2004.

Capital Adequacy

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

        In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges," which are reduced by reinsurance and collateral to the extent "credit" is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA's Triple-A ratings, it would reduce the "margin of safety" by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company's return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA's insured portfolio would likewise be expected to have an adverse effect on FSA's margin of safety under the S&P capital adequacy model and, ultimately, the Company's return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies and their assessment of FSA's capital adequacy.

        Capital adequacy is one of the financial strength measures under Moody's financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four metrics of financial strength relating to the insured portfolio's credit quality, correlation risk, concentration of risk and capital adequacy. Moody's assesses capital adequacy by comparing FSA's claims-paying resources to a Moody's-derived probability of potential credit losses. Moody's loss distribution reflects FSA's current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA's reinsurers, and the term to maturity of FSA's insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA's claims-paying resources.

Capital Expenditures

        The Company plans to incur approximately $30 million, net of lease incentives, in capital expenditures through the second quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. The Company expects to fund these capital expenditures out of cash flows from operations. For additional information see "Item 2—Properties."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments caused by interest rate, foreign exchange rate or equity price movements. The Company has exposure to market risk in (1) its insurance company assets and other investments (the "Investment Portfolio"), (2) the financial products business, which is driven by interest spreads, and (3) its portfolio of insured CDS.

Investment Portfolio

        Over 95% of the Investment Portfolio was invested in fixed-income securities at December 31, 2004. Changes in interest rates affect the value of the Company's fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases.

        Management's primary objective in managing the Company's Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that apply discount factors to investments based on their ratings. The Company bases its investment strategies on many factors, including the Company's tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers execute fixed-income investments on behalf of the Company. Management, with the approval of the board of directors, establishes the guidelines for investment decisions.

        Sensitivity to interest-rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2004, this hypothetical increase in interest rates of 1.0% across the entire yield curve would result in an estimated after-tax decrease of $134.8 million in the net fair value of the Company's fixed-income portfolio.

        The Company's Investment Portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds, and mortgage-backed, asset-backed, corporate and foreign securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest-rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

Financial Products

        FSAM manages the investments in the GIC Portfolio. The primary objectives in managing the GIC Portfolio are to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns.

        The assets and liabilities in the financial products segment are hedged using interest rate swaps or futures. A hypothetical increase in interest rates of 1% would result in a pre-tax loss of $13.6 million (net of interest rate hedges) in the asset portfolio, partially offset by a pre-tax gain of $11.5 million in the liability portfolio (net of interest rate hedges). Since the Company does not expect to trade these investments prior to maturity absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to income or cash flows under the above scenario. Under the above scenario, reported income and cash flows would be expected to increase due to higher yields on newly invested funds generated from earnings and run-off of the outstanding investment portfolio.

        The GIC Portfolio consists primarily of U.S. dollar-denominated asset-backed securities, U.S. agency and government securities and mortgage-backed securities. FSAM generally converts all fixed-rate assets and liabilities to floating rates using hedging instruments. As interest rates change, and assuming a highly effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments.

        FSA-insured GICs subject the Company to risk associated with unexpected timing of withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly when the underlying bond issuance suffers a debt service shortfall. Construction funds may experience withdrawal deviation when the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody's or AA- by S&P unless the GIC provider posts collateral or otherwise enhances its credit.

        FSAM also manages the investments in the VIE Portfolio, which are generally held until maturity. The VIE Portfolio is hedged against interest-rate risk.

Credit Default Swaps

        Financial instruments that may be affected by changes in credit spreads include structured CDS contracts where the Company acts as a guarantor. Such contracts are considered derivative instruments subject to fair value accounting under SFAS 133. Because the Company generally provides credit protection under such contracts, widening credit spreads will have an adverse mark to fair value effect on the Company's Statements of Operations and Comprehensive Income while tightening credit spreads will have a positive effect. These contracts require the Company to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed-income obligations), which may be individual obligations or a pool of obligations, subject to a deductible. These deductibles mitigate the risk of loss. If credit spreads of the underlying obligation(s) change, the fair value of the related structured CDS changes. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying referenced obligations and by supply and demand factors that affect the level of credit spreads generally.

        Because the portfolio of FSA-insured CDS is not traded, the Company has developed a series of asset credit spread algorithms to estimate fair value. These algorithms derive fair value from several publicly available indices, depending on the types of assets referenced by the CDS.

        To estimate the income statement sensitivity to changes in CDS market premium rates, the Company has analyzed the historical credit spread data for each of the principal indices used to determine fair value of the CDS portfolio (applicable to most but not all net CDS par outstanding) and, through statistical techniques, measured the historical volatility as a means to estimate future performance.

        Measuring potential losses in fair value can be performed through the application of various statistical techniques. One such technique is Value at Risk ("VaR"), which is a summary statistical measure that, in the Company's application, uses historical credit spread information by asset type to estimate the volatility and correlation of credit spread movements in order to calculate a maximum loss that could occur over a defined period of time (three months) given a certain probability (95%).

        Statistical models alone do not provide a reliable method of monitoring and controlling market risk. Furthermore, the Company does not analyze the market sensitivity of its insured CDS portfolio for purposes other than to quantify the potential exposure to quarterly accounting fair-value gain or loss. Management believes that each of the transactions for which it has provided CDS protection contain significant protections against loss, and quarterly changes in credit spreads generally do not imply any fundamental change in future loss potential. The quantitative fair-value risk information generated by a VaR model is limited by the methods, assumptions and parameters established in creating the model. In particular, the history of the relevant asset credit spread information is relatively short and the insight gained by using such information to forecast potential future fair-value changes may therefore be limited.

        The application of the VaR model as of year-end 2004 resulted in a three-month maximum change in fair value of $57 million at a 95% confidence level. Management does not believe that this represents potential claim payments as the related CDS contracts are presumed to maintain their current high credit ratings. To the extent credit spreads widened at the same time underlying CDS asset pools measurably deteriorated, the mark to fair value could be significantly more adverse than estimated.

        The net par outstanding that was not part of the above statistical analysis has a weighted average market premium rate of 10.4 basis points and an average life of 3.7 years. A one-basis-point widening in credit spreads to an average of 11.4 basis points would produce a mark-to-market loss of $3.2 million. Historically, the quarterly change in credit spreads of this part of the portfolio has not been greater than one basis point.

Item 8.    Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2004 and 2003	64
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	65
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002	66
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	67
Notes to Consolidated Financial Statements	69
Schedule:
II Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2004 and 2003 and for the Years Ended December 31, 2004, 2003 and 2002	130

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the "Company") at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 25 to the consolidated financial statements, the Company changed its method of accounting for its interest in certain variable interest entities.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 23, 2005

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Bonds at fair value (amortized cost of $3,662,584 and $3,275,310)	$3,914,763	$3,508,649
Equity securities at fair value (cost of $54,300)	54,300	—
Short-term investments	321,071	224,429
Variable interest entities' bonds at fair value (amortized cost of $1,346,109 and $1,423,657)	1,346,355	1,422,538
Variable interest entities' short-term investment portfolio	1,194	11,102
Financial products bond portfolio at fair value (amortized cost of $7,914,471 and $4,033,979)	7,925,072	4,031,263
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908 and $70,358)	5,913	66,423
Financial products short-term investment portfolio	268,125	228,812

Total investment portfolio	13,836,793	9,493,216
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $151,895)	157,036	—
Securitized loans	371,092	440,611
Other	224,908	70,592

Total assets acquired in refinancing transactions	753,036	511,203
Cash	14,353	19,460
Deferred acquisition costs	308,015	273,646
Prepaid reinsurance premiums	759,191	695,398
Investment in unconsolidated affiliates	49,645	110,863
Reinsurance recoverable on unpaid losses	35,419	59,235
Other assets	1,324,355	1,246,739

TOTAL ASSETS	$17,080,807	$12,409,760

LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$2,095,423	$1,861,960
Losses and loss adjustment expenses	179,941	233,408
Guaranteed investment contracts and variable interest entities' debt	10,734,357	6,809,771
Deferred federal income taxes	216,619	152,646
Notes payable	430,000	430,000
Accrued expenses, minority interest and other liabilities	874,510	753,539

TOTAL LIABILITIES AND MINORITY INTEREST	14,530,850	10,241,324

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	900,215	900,224
Accumulated other comprehensive income (net of deferred income taxes of $91,926 and $76,041)	177,796	147,433
Accumulated earnings	1,471,611	1,120,444
Deferred equity compensation	23,528	23,445
Less treasury stock at cost (297,276 and 297,658 shares held)	(23,528)	(23,445)

TOTAL SHAREHOLDERS' EQUITY	2,549,957	2,168,436

TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$17,080,807	$12,409,760

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Net premiums written	$587,769	$614,284	$532,747

Net premiums earned	$395,015	$356,373	$314,880
Net investment income	172,051	154,048	139,120
Net realized gains (losses)	(473)	5,126	29,204
Net interest income from financial products and variable interest entities	152,641	56,851	27,261
Financial products net realized gains (losses)	2,217	(950)	(154)
Net realized and unrealized gains (losses) on derivative instruments	54,576	39,442	(94,377)
Income from assets acquired in refinancing transactions	14,765	19,460	1,882
Other income	5,712	1,986	2,282

TOTAL REVENUES	796,504	632,336	420,098
EXPENSES:
Losses and loss adjustment expenses	20,599	34,486	65,613
Interest expense	26,993	33,026	28,098
Policy acquisition costs	62,201	58,391	54,093
Net interest expense from financial products and variable interest entities	138,075	59,037	20,481
Other operating expenses	72,645	66,940	58,265

TOTAL EXPENSES	320,513	251,880	226,550

Minority interest	(7,210)	(9,612)	(6,684)
Equity in earnings (losses) of unconsolidated affiliates	(3,339)	5,529	29,315

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	465,442	376,373	216,179
Provision (benefit) for income taxes:
Current	53,570	74,619	51,485
Deferred	48,088	15,968	(16,381)

Total provision	101,658	90,587	35,104

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	363,784	285,786	181,075
Cumulative effect of accounting change, net of income taxes of $2,598	—	4,800	—

NET INCOME	363,784	290,586	181,075
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains arising during period (net of deferred income tax provision of $16,122, $11,049 and $44,750)	31,380	16,508	92,905
Less: reclassification adjustment for gains included in net income (net of deferred income tax provision of $237, $1,278 and $7,874)	1,017	3,758	21,188

Other comprehensive income	30,363	12,750	71,717

COMPREHENSIVE INCOME	$394,147	$303,336	$252,792

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Unrealized Gain on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2001	$335	$903,494	$62,966	$669,163	$23,716	$(23,716)	$1,635,958
Net income for the year				181,075			181,075
Net change in accumulated other comprehensive income (net of deferred income tax expense of $36,876)			71,717				71,717
Dividends paid on common stock				(20,380)			(20,380)
Deferred equity payout					(271)	271	0

BALANCE, December 31, 2002	335	903,494	134,683	829,858	23,445	(23,445)	1,868,370
Net income for the year				290,586			290,586
Net change in accumulated other comprehensive income (net of deferred income tax expense of $9,771)			12,750				12,750
Capital issuance costs		(3,605)					(3,605)
Capital contribution		335					335

BALANCE, December 31, 2003	335	900,224	147,433	1,120,444	23,445	(23,445)	2,168,436
Net income for the year				363,784			363,784
Net change in accumulated other comprehensive income (net of deferred income tax expense of $15,885)			30,363				30,363
Capital issuance costs		(1,260)					(1,260)
Capital contribution		1,251					1,251
Dividends paid on common stock				(22,876)			(22,876)
Deferred equity payout					83	(83)	0
Other				10,259			10,259

BALANCE, December 31, 2004	$335	$900,215	$177,796	$1,471,611	$23,528	$(23,528)	$2,549,957

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Premiums received, net	$571,696	$591,030	$575,889
Policy acquisition and other operating expenses paid, net	(141,875)	(105,870)	(101,954)
Termination fee on derivatives	—	—	(43,000)
Recoverable advances recovered (paid)	7,327	(959)	5,010
Losses and loss adjustment expenses paid, net	(42,936)	(5,972)	(2,403)
Net investment income received	171,915	145,221	129,641
Federal income taxes paid	(62,723)	(83,972)	(81,349)
Interest paid on notes	(27,789)	(28,687)	(22,710)
Interest paid on guaranteed investment contracts	(26,195)	(23,540)	(5,715)
Interest received on guaranteed investment contracts portfolio	67,971	45,114	24,964
Variable interest entities' interest paid	(24,225)	(13,629)	—
Variable interest entities' net interest income received	28,174	12,096	—
Income received from refinanced assets	28,485	25,617	5,422
Other	2,989	33,170	(16,171)

Net cash provided by operating activities	552,814	589,619	467,624

Cash flows from investing activities:
Proceeds from sales and maturities of bonds	784,244	948,365	785,929
Purchases of bonds	(1,176,997)	(1,598,396)	(1,188,115)
Net (increase) decrease in short-term investments	(96,649)	151,988	(155,871)
Proceeds from sales and maturities of guaranteed investment contract bonds	2,577,485	1,222,708	850,399
Purchases of guaranteed investment contract bonds	(6,197,067)	(3,385,041)	(2,313,412)
Securities purchased under agreements to resell	175,000	(85,000)	(90,000)
Net (increase) decrease in guaranteed investment contract short-term investments	(39,310)	(224,180)	313,404
Purchases of variable interest entities' bonds	—	(16,200)	—
Maturities of variable interest entities' bonds	66,575	—	—
Net decrease in variable interest entities' short-term investments	9,925	13,048	—
Purchases of property, plant and equipment	(5,427)	(1,202)	(6,126)
Assets acquired through refinancing transactions	(215,185)	(2,230)	(522,225)
Other investments	247	30,367	(12,217)

Net cash used for investing activities	(4,117,159)	(2,945,773)	(2,338,234)

Cash flows from financing activities:
Issuance of notes payable	—	96,673	222,605
Repayment of notes payable	—	(100,000)	(130,000)
Distribution to minority shareholder	(6,980)	(3,290)	—
Dividends paid	(22,876)	—	(11,700)
Securities sold under repurchase agreements	(58,309)	63,965	—
Proceeds from issuance of guaranteed investment contracts	6,483,881	3,328,487	2,304,362
Repayment of guaranteed investment contracts	(2,740,376)	(1,139,173)	(491,073)
Proceeds from issuance of variable interest entities' debt	102,139	101,189	—
Repayment of variable interest entities' debt	(190,681)	—	—
Capital issuance costs	(1,260)	(3,605)	—
Repayment of variable interest entities' preferred stock	(6,300)	—	—

Net cash provided by financing activities	3,559,238	2,344,246	1,894,194

Net (decrease) increase in cash	(5,107)	(11,908)	23,584
Cash at beginning of year	19,460	31,368	7,784

Cash at end of year	$14,353	$19,460	$31,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Reconciliation of net income to net cash flows from operating activities:
Net income	$363,784	$290,586	$181,075
Increase in accrued investment income	(15,976)	(5,535)	(6,891)
Increase in deferred premium revenue and related foreign exchange adjustment	169,670	274,010	223,018
Increase in deferred acquisition costs	(34,369)	(19,869)	(13,285)
Increase (decrease) in current federal income taxes payable	7,528	8,696	(21,700)
Increase (decrease) in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	(29,651)	28,736	62,120
Increase (decrease) in amounts withheld for others	—	(18)	—
Provision (benefit) for deferred income taxes	48,087	18,565	(16,381)
Net realized losses (gains) on investments	(844)	(5,126)	(30,879)
Depreciation and accretion of discount	29,639	29,511	38,023
Minority interest and equity in earnings of unconsolidated affiliates	10,549	4,083	(22,631)
Change in other assets and liabilities	4,397	(34,020)	75,155

Cash provided by operating activities	$552,814	$589,619	$467,624

        On July 1, 2003, the Company consolidated $1.9 billion in assets and $1.9 billion in liabilities relating to variable interest entities with no corresponding cash movement. The Company received tax benefits of $1.2 million in 2004 and $0.3 million in 2003 from its parent company, which were recorded as capital contributions. See Note 10 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. (together with its consolidated entities, the "Company") is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. Its primary insurance company subsidiary is Financial Security Assurance Inc. ("FSA"). The Company's underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company's insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap ("CDS") obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers' taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers' ability to impose and collect fees and charges for public services or specific projects. Municipal obligations include obligations backed by the cash flow from leases or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer's obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

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

        The Company issues guaranteed investment contracts ("GICs") through wholly owned subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all of the Company's GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds, generally in obligations that qualify for FSA insurance. The GIC Subsidiaries and FSAM are collectively referred to as the "financial products segment."

        The Company consolidates the results of certain variable interest entities ("VIEs"), including FSA Global Funding Limited ("FSA Global"), Premier International Funding Co. ("Premier") and Canadian Global Funding Corporation ("Canadian Global"). The Company consolidated FSA Global and Canadian Global beginning in the third quarter of 2003 in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The Company also began to consolidate Premier in the third quarter of 2003 as a result of obtaining control rights. The Company refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated.

        FSA Global is a special purpose funding vehicle owned 29% by the Company. FSA Global issues FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. At December 31, 2004, the consolidated VIEs had $2.4 billion principal amount of outstanding notes, after elimination of intercompany transactions. The majority of Canadian Global's assets were liquidated and its liabilities satisfied during the third quarter of 2004. Premier is principally engaged in debt defeasance for lease transactions.

        The Company's management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        On July 5, 2000, the Company completed a merger in which Financial Security Assurance Holdings Ltd. ("FSA Holdings") became a direct subsidiary of Dexia Holdings, Inc., which, in turn, is owned 90% by Dexia Crédit Local and 10% by Dexia S.A. ("Dexia"), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. At December 31, 2004, Dexia Holdings, Inc. owned approximately 99% of the Company's outstanding shares; the only other holders of the Company's common stock were an affiliate of White Mountains Insurance Group, Ltd. and certain current and former directors of the Company who owned shares of the Company's common stock or economic interests therein under the Director Share Purchase Program (see Note 10).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company's consolidated balance sheets at December 31, 2004 and 2003 and the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2004, 2003 and 2002. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

  Basis of Presentation

        The consolidated financial statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, principally including FSA, FSA Insurance Company, Financial Security Assurance International Ltd. ("FSA International"), Financial Security Assurance (U.K.) Limited, the GIC Subsidiaries, FSAM, FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited and FSA Services (Japan) Inc. (collectively, the "Subsidiaries"). The consolidated financial statements also include the accounts of certain VIEs as described in Note 1. All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2004 presentation.

  Investments

        Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on the investments that are not hedged is reflected as a separate component of shareholders' equity, net of applicable deferred income taxes. The unrealized gain or loss on the investments that qualify as fair-value hedges is recorded in income currently.

        Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Cash equivalents are amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less and are included in short-term investments. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss.

        Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 18). The Company records its share of unrealized gains or losses, net of applicable deferred taxes, in other comprehensive income.

  Derivatives

        Derivative instruments, which are primarily designated as fair-value hedges, are entered into to manage the interest-rate and currency exchange-rate exposure of the Company's GIC and VIE debt, GIC bond portfolio, and VIE bond portfolio and are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert the Company's fixed-rate obligations on its GIC and VIE debt, GIC bond portfolio and VIE bond portfolio into U.S.-dollar floating-rate obligations. The gains and losses relating to these fair-value hedges, including any ineffective portion, are included in financial products and variable interest entities net interest income, and financial products and variable interest entities net interest expense, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged, on the consolidated statements of operations and comprehensive income. Gains and losses relating to derivatives that fail hedge effectiveness are recorded at fair value through earnings and included in net interest income from financial products and variable interest entities and net interest expense from financial products and variable interest entities, as appropriate.

        The Company has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in other assets or other liabilities, as appropriate. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, management uses internally developed estimates of fair value. Due to a lack of a quoted market for the CDS obligations written by the Company, estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        In addition to insuring CDS agreements, the Company may, from time to time, enter into derivative instruments that have not been designated as hedges for accounting purposes. The Company records these instruments at fair value with a corresponding adjustment to net realized and unrealized gains (losses) on derivative instruments in the Statements of Operations and Comprehensive Income.

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

  Losses and Loss Adjustment Expenses

  Background

        Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

        Financial guaranty as an industry has emerged over the past thirty years. Management believes that existing insurance accounting under Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature including sections of SFAS 60, Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5") and Emerging Issues Task Force Issue 85-20, "Recognition of fees for guaranteeing a loan ("EITF 85-20").

  Company-specific policy

        The Company establishes loss liabilities based on its estimate of specific and non-specific losses. The Company also establishes liabilities for loss adjustment expenses ("LAE"), consisting of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

        The Company calculates a loss and LAE liability based upon identified risks inherent in its entire insured portfolio. If an individual policy risk has a probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is established to account for the inherent credit losses that can be statistically estimated.

        Case reserves for financial guaranty insurance companies differ from those of traditional property and casualty insurance companies. The primary difference is that traditional property and casualty case reserves include only claims that have been incurred and reported to the insurance company. In a traditional property and casualty company, claims are incurred when defined events occur such as an auto accident, home fire or storm. Unlike traditional property and casualty claims, financial guaranty losses arise from the extension of credit protection and occur as the result of the credit deterioration of the issuer of the insured obligations over the lives of those insured obligations. Such deterioration and ultimate loss amounts can be projected based on historical experience in order to estimate probable loss, if any. Accordingly, specific loss events that require case reserves include (1) policies under which claim payments have been made and additional claim payments are expected and (2) policies under which claim payments are probable and reasonably estimated, but have not yet been made.

        The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimated at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. A case reserve is determined using cash flow or similar models that represent the Company's estimate of the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted.

        The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. Non-specific reserves in addition to case reserves represent the Company's estimate of total reserves. Generally, when an insured credit deteriorates to a point where claims are expected, a case reserve is established. The establishment of non-specific reserves for credits that have not yet defaulted is a common practice in the financial guaranty industry, although the Company acknowledges that there may be differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

        The Company establishes non-specific reserves on its entire portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be proven statistically by data such as rating agency publications. The establishment of these reserves is a systematic process that considers this quantitative, statistical information obtained primarily from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"), together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish reserves are evaluated periodically by comparing the statistically computed loss amount to the incurred losses as represented by case reserve activity to develop an experience factor, which is updated and applied to future originations. The process results in management's best estimate of inherent losses associated with providing credit protection at each balance sheet date.

        The non-specific reserve amount established considers all levels of protection (e.g. reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the "statistical calculation"). The discount rate does not change and is used to accrete the loss for the life of each policy. The loss factors used for the calculation are the product of default frequency rates obtained from Moody's and severity factors obtained from S&P. Moody's is chosen due to its credibility, large population, statistical format and reliability of future update. The Moody's default information is applied to all credit sectors or asset classes as described below. In its publication of default rates from 1970-2003, Moody's tracks bonds over a twenty-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company's methodology segregates the portfolio into asset classes, including health care transactions, all other municipal transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

        The product of the current-year statistical calculation multiplied by the current-year experience factor represents the present value of loss amounts calculated for current-year originations. The experience factor is based on the Company's inception-to-date historical losses (starting from 1993, when the Company established the non-specific reserve methodology). The experience factor is calculated by dividing cumulative inception-to-date actual losses incurred by the Company by the cumulative inception-to-date losses determined by the statistical calculation. The experience factor that applies to the whole portfolio is reviewed and, where appropriate, updated periodically, but no less than annually.

        The present value of loss amounts calculated for the current-year originations is established at inception of the policy and there is no subsequent change unless significant adverse or favorable loss experience is observed. In the event that the experience factor is either increased or decreased based on adverse or favorable loss experience, an analysis is performed of the non-specific reserve balance with particular emphasis on the asset class, if any, driving the experience factor adjustment. The objective of such analysis is to quantify the appropriate adjustment to the overall non-specific reserve balance for the change in experience. The adjustment that increases or decreases the non-specific reserve is charged or credited to loss expense.

        The present value of loss amounts calculated for the current-year originations plus an amount representing the accretion of discount pertaining to prior-year originations are charged to loss expense, and increase the non specific loss reserve after adjustments that may be made to reflect observed favorable or adverse experience. The entire non-specific reserve is available to absorb probable losses inherent in the portfolio. As there are no specific losses provided in the non-specific reserve there is no identifiable reinsurance recoverable. At the time that a case reserve is identified, the gross loss liability is recognized along with the reinsurance recoverable, if any. The amount of reinsurance recoverable depends on the policy ceded and the reinsurance agreements covering such policy. Management cannot predict the specific policies that will emerge as case-basis losses from the portfolio and is not entitled to recovery from the reinsurer in advance of producing a case reserve.

        Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually based on a review of the Company's inception-to-date cumulative case based losses divided by the total inception-to-date cumulative net par underwritten. This inception-to-date result is compared with the product of the non specific reserves divided by the net par outstanding as of the balance sheet date. In the event that such ratios are not in line, then further analysis is performed to quantify appropriate adjustments that may be either income statement charges or benefits, as occurred in 2002, 2003 and 2004 as described in Note 16.

        The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	As of December 31,
	2004	2003
Case reserve discount rate	3.13%–5.90%	4.94%–6.10%
Non-specific reserve discount rate	1.20%–7.95%	1.2%–7.95%
Current experience factor	2.0	2.4

  Reserving Methodology Industry Practice

        Management is aware that there are differences regarding the method of defining and measuring both case reserves and non-specific reserves among participants in the financial guaranty industry. Other financial guarantors may establish case reserves only after a default and use different techniques to estimate probable loss. Other financial guarantors may establish the equivalent of non-specific reserves, but refer to these reserves by various terms such as, but not limited to, "unallocated losses," "active credit reserves" and "portfolio reserves," or may use different statistical techniques from those the Company uses to determine loss at a given point in time.

        Management believes that existing accounting literature does not address the unique attributes of financial guaranty insurance. As an insurance enterprise, the Company initially refers to the accounting and financial reporting guidance in SFAS 60. In establishing loss liabilities, the Company relies principally on SFAS 60, which prescribes differing treatment depending on whether a contract is a short-duration contract or a long-duration contract. Financial guaranty insurance does not fall clearly within the definition of either short-duration or long-duration contracts. Therefore, the Company does not believe that SFAS 60 alone provides sufficient guidance for financial guaranty claim liability recognition.

        As a result, the Company also analogizes to SFAS 5, which requires the establishment of liabilities when a loss is both probable and estimable. The Company also relies by analogy on EITF 85-20, which provides general guidance on the recognition of losses related to guaranteeing a loan. In the absence of a comprehensive accounting model provided by SFAS 60, industry participants, including the Company, have looked to such other guidance referred to above to develop their accounting policies for the establishment and measurement of loss liabilities. The Company believes that its financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that a portfolio of credit based insurance, comprising irrevocable contracts that cannot be unilaterally changed by the insurer and that match the maturity terms of the underlying insured obligation, contains probable and reasonably estimable losses.

        In January and February of 2005, the Securities and Exchange Commission ("SEC") staff discussed with financial guaranty industry participants, differences in loss recognition practices among those participants. Based on discussions with the SEC staff, the Company understands that the Financial Accounting Standards Board ("FASB") staff is considering whether additional guidance regarding financial guaranty insurance should be provided. When and if the FASB or SEC reach a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. The Company cannot predict how the FASB or SEC will resolve this issue and the resulting impact on its financial statements.

        Until additional guidance is issued, the Company intends to continue applying its existing policy regarding the establishment of both specific and non-specific loss reserves.

  Deferred Acquisition Costs

        Deferred acquisition costs are comprised of expenses related to the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. Recoverability of deferred acquisition costs is determined by considering deferred premium revenue and estimated installment premiums and the present value of anticipated losses and loss adjustment expenses.

        The Company does not defer acquisition costs relating to GICs issued by the GIC Subsidiaries, except for GIC commissions paid to third parties, which are included in other assets. The amortization of these commissions is recorded in net interest expense from financial products and VIEs.

  GIC and VIE Debt

        GIC and VIE debt is recorded at amortized cost. The Company may enter into associated transactions in order to reduce the Company's exposure to fluctuations in interest and foreign currency rates and its related effect on the fair value of the debt. For fair-value hedges, changes in the fair value of the hedging instrument are recognized in income currently. The change in the fair value of the hedged item in a qualifying hedge, attributable to the hedged risk, adjusts the carrying amount of the hedged item and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, embedded derivatives are required to be accounted for separately, at fair value through earnings.

  Foreign Currency Translation

        Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, resulting from translating investments denominated in foreign currencies are recorded in shareholders' equity. Gains and losses from transactions in foreign currencies are recorded in income.

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

3.    INVESTMENTS

        In addition to its insurance company and certain non-insurance subsidiaries' investments (the "Investment Portfolio"), the Company maintains investments from proceeds of FSA-insured GICs (the "GIC Portfolio") and the portfolio of securities owned by the VIEs (the "VIE Portfolio"), and assets acquired in refinancing transactions (see Note 22).

  Investment Portfolio

        Bonds at amortized cost of $9.7 million and $8.9 million at December 31, 2004 and 2003, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

        Consolidated net investment income attributable to the investment portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Bonds	$171,736	$153,544	$138,095
Equity investments	—	—	336
Short-term investments	2,815	3,185	3,092
Investment expenses	(2,500)	(2,681)	(2,403)

Net investment income	$172,051	$154,048	$139,120

        The credit quality of bonds in the Investment Portfolio at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
AAA	77.8%
AA	19.7
A	2.5

100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004.

        Of the bonds included in the Investment Portfolio, 12.9% were AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the A+ range, and all of these investments were investment grade.

        The amortized cost and fair value of bonds in the Investment Portfolio were as follows (in thousands):

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$164,312	$5,347	$(356)	$169,303
Obligations of states and political subdivisions	2,857,642	220,875	(1,987)	3,076,530
Mortgage-backed securities	220,202	3,630	(1,322)	222,510
Corporate securities	237,486	7,075	(505)	244,056
Foreign securities	126,099	19,895	(714)	145,280
Asset-backed securities	56,843	312	(71)	57,084
Short-term investments	321,071	—	—	321,071

Total	$3,983,655	$257,134	$(4,955)	$4,235,834

	As of December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$123,270	$4,136	$(355)	$127,051
Obligations of states and political subdivisions	2,506,380	218,930	(1,287)	2,724,023
Mortgage-backed securities	196,465	3,834	(1,389)	198,910
Corporate securities	259,102	10,668	(593)	269,177
Foreign	108,249	69	(2,368)	105,950
Asset-backed securities	81,844	1,720	(26)	83,538
Short-term investments	224,429	—	—	224,429

Total	$3,499,739	$239,357	$(6,018)	$3,733,078

        The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,259	$(192)	$4,189	$(164)	$64,448	$(356)
Obligations of states and political subdivisions	214,194	(1,266)	67,095	(721)	281,289	(1,987)
Mortgage-backed securities	32,701	(304)	38,784	(1,018)	71,485	(1,322)
Corporate securities	29,146	(162)	17,859	(343)	47,005	(505)
Foreign securities	1,722	(39)	40,136	(675)	41,858	(714)
Asset-backed securities	16,279	(71)	—	—	16,279	(71)

Total	$354,301	$(2,034)	$168,063	$(2,921)	$522,364	$(4,955)

        The Company periodically monitors its Investment Portfolio for individual investments in an unrealized loss position in order to assess whether any investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2004, there were 113 securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the 113 securities had an unrealized loss that exceeded book value by 7% at December 31, 2004. At December 31, 2004, the Company determined that no investments were considered other-than-temporarily impaired.

        The amortized cost and fair value of bonds in the Investment Portfolio at December 31, 2004, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$376,156	$376,197
Due after one year through five years	542,572	548,454
Due after five years through ten years	517,956	555,819
Due after ten years	2,269,926	2,475,770
Mortgage-backed securities (stated maturities of 1 to 40 years)	220,202	222,510
Asset-backed securities (stated maturities of 1 to 35 years)	56,843	57,084

Total	$3,983,655	$4,235,834

        Proceeds from sales of bonds for the investment portfolio during 2004, 2003 and 2002 were $770.5 million, $948.3 million and $772.0 million, respectively. Gross gains of $5.2 million, $12.6 million and $30.5 million and gross losses of $5.7 million, $7.5 million and $1.3 million were realized on sales in 2004, 2003 and 2002, respectively.

        In 2002, the Company purchased foreign currency call options. These calls were marked to market through earnings and, for the years ended December 31, 2004, 2003 and 2002, resulted in net unrealized gains of $0.9 million, $0.3 million and $0.2 million, respectively.

  GIC Portfolio

        Net investment income for the GIC Portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest from hedges	$(29,679)	$(17,029)	$(13,182)
Bonds	137,548	59,271	39,517
Short-term investments	3,499	4,430	1,494
Net SFAS 133 adjustment	(5,861)	(11,660)	(568)

Net interest income	$105,507	$35,012	$27,261

        The credit quality of bonds held in the GIC Portfolio at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
AAA	81.5%
AA	9.0
A	4.8
Other	4.7

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004.

        Of the bonds included in the GIC Portfolio, 9.1% were AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

        The amortized cost and fair value of bonds held in the GIC Portfolio were as follows (in thousands):

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$734,211	$8,755	$(3,553)	$739,413
Mortgage-backed securities	2,143,894	6,666	(1,047)	2,149,513
Corporate securities	8,749	5	—	8,754
Asset-backed and other securities	5,033,525	2,594	(2,814)	5,033,305
Short-term investments	268,125	—	—	268,125

Total	$8,188,504	$18,020	$(7,414)	$8,199,110

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$344,552	$190	$(4,057)	$340,685
Mortgage-backed securities	209,284	829	(4,005)	206,108
Corporate securities	18,829	110	(3)	18,936
Asset-backed securities	3,531,672	4,257	(3,972)	3,531,957
Short-term investments	228,812	—	—	228,812

Total	$4,333,149	$5,386	$(12,037)	$4,326,498

        The following table shows the gross unrealized losses and fair value for the GIC Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$154,349	$(2,823)	$13,768	$(730)	$168,117	$(3,553)
Mortgage-backed securities	578,852	(1,037)	47,071	(10)	625,923	(1,047)
Asset-backed securities	967,384	(1,704)	137,286	(1,110)	1,104,670	(2,814)

Total	$1,700,585	$(5,564)	$198,125	$(1,850)	$1,898,710	$(7,414)

        The Company periodically monitors the GIC Portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2004, there were 14 securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the 14 securities had an unrealized loss that exceeded book value by 14% at December 31, 2004. At December 31, 2004, the Company determined that no investments were considered other-than-temporarily impaired.

        The amortized cost and fair value of the GIC Portfolio, at December 31, 2004, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$276,874	$276,882
Due after one year through five years	—	—
Due after five years through ten years	77,525	78,332
Due after ten years	656,686	661,078
Mortgage-backed securities (stated maturities of 1 to 30 years)	2,143,894	2,149,513
Asset-backed and other securities (stated maturities of 3 to 40 years)	5,033,525	5,033,305

Total	$8,188,504	$8,199,110

        Proceeds from sales of bonds held in the GIC Portfolio during 2004, 2003 and 2002 were $91.7 million, $190.7 million and $274.1 million, respectively. Gross gains of $2.6 million were realized on sales in 2004, offset by $0.4 million of unrealized losses on derivatives used to hedge the securities that were sold. Gross gains of $10.5 million were realized on sales in 2003, offset by $11.5 million of unrealized losses on derivatives used to hedge the securities that were sold. Gross losses of $0.2 million were realized on sales in 2002.

4.     DEFERRED ACQUISITION COSTS

        Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of period	$273,646	$253,777	$240,492
Costs deferred during the period:
Ceding commission income, net	(65,838)	(73,943)	(68,464)
Premium taxes	16,551	16,773	13,401
Compensation and other acquisition costs	145,857	135,430	122,441

Total	96,570	78,260	67,378
Costs amortized during the period	(62,201)	(58,391)	(54,093)

Balance, end of period	$308,015	$273,646	$253,777

5.     STATUTORY ACCOUNTING PRACTICES

        GAAP differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities, which are applicable to the Company's insurance company subsidiaries. The principal differences result from the following statutory accounting practices:

  •
  upfront premiums are recognized as earned when related principal and interest have expired rather than over the expected coverage period;

  •
  acquisition costs are charged to operations as incurred rather than as related premiums are earned;

  •
  a contingency reserve (rather than a non-specific reserve) is computed based on the following statutory requirements:

  1)
  for all policies written prior to July 1, 1989, an amount equal to 50% of cumulative earned premiums less permitted reductions, plus

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

  •
  surplus notes are recognized as surplus rather than as a liability unless approved for repayment; and

  •
  non-insurance company subsidiaries do not prepare accounts applying statutory accounting standards.

        Reconciliations of net income for the years ended 2004, 2003 and 2002 and shareholders' equity at December 31, 2004 and 2003, reported by the Company on a GAAP basis, to the amounts reported by the insurance company subsidiaries on a statutory basis, are as follows (in thousands):

	Year Ended December 31,
Net Income:
	2004	2003	2002
GAAP BASIS	$363,784	$290,586	$181,075
Non-insurance companies net loss	10,043	30,354	1,704
Premium revenue recognition	(80,169)	(27,867)	(19,624)
Losses and loss adjustment expenses incurred	3,889	21,813	20,585
Deferred acquisition costs	(34,370)	(19,868)	(13,285)
Deferred income tax provision (benefit)	63,465	17,303	(23,888)
Current income tax	(18,706)	(18,049)	(8,162)
Change in fair value of derivatives	(56,927)	(34,796)	48,788
VIE consolidation	(5,735)	(5,120)	—
Other	(3,193)	8,588	7,895

STATUTORY BASIS	$242,081	$262,944	$195,088

	As of December 31,
Shareholders' Equity:
	2004	2003
GAAP BASIS	$2,549,957	$2,168,436
Non-insurance companies liabilities, net	149,829	139,209
Premium revenue recognition	(290,204)	(189,823)
Loss and loss adjustment expense reserves	96,380	109,237
Deferred acquisition costs	(308,015)	(273,646)
Contingency reserve	(1,099,462)	(936,761)
Unrealized gain on investments	(258,677)	(232,877)
Deferred income taxes	277,828	199,346
Surplus notes	74,756	154,761
Other	(10,971)	29,615

STATUTORY BASIS SURPLUS	$1,181,421	$1,167,497
SURPLUS PLUS CONTINGENCY RESERVE	$2,280,883	$2,104,258

6.     FEDERAL INCOME TAXES

        Dexia Holdings, Inc. ("Dexia Holdings") and the Company and its Subsidiaries, except FSA International, file a consolidated federal income tax return.

        The tax-sharing agreement provides that each member's tax benefit or expense is calculated on a separate return basis and that any credit or losses available to the Company be allocated among the members based on each member's taxable income. At December 31, 2004 and 2003, the Company and its Subsidiaries received benefits from utilizing Dexia Holding's credits and losses of $1.3 million and $0.3 million, respectively. These amounts have been recorded as capital contributions and reductions in amounts payable to Dexia Holdings in the financial statements.

        Except as described below, federal income taxes have not been provided on all of the undistributed earnings of FSA International, since it has been the Company's practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $86.7 million and $57.1 million at December 31, 2003 and 2002, respectively.

        The American Job Creation Act of 2004 (the "Act") was enacted on October 22, 2004, which added Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25%, provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provided guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and has accordingly accrued a deferred tax liability and expense of $5.3 million at December 31, 2004. This amount represents the tax effect on FSA International's tax dividend distribution capability at December 31, 2004. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will distribute such amounts and, accordingly, provide taxes on such earnings as they accrue during 2005.

        The Act provides special tax treatment only for tax dividends. Tax dividends can be made only to the extent of earnings and profits that have a different basis of calculation from that of GAAP earnings. At December 31, 2004, GAAP earnings exceeded tax earnings and profits by approximately $22.6 million. It is the Company's intention to repatriate only earnings that qualify for the special tax treatment under the Act.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.

        The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

	As of December 31,
	2004	2003
Deferred acquisition costs	$95,736	$85,441
Deferred premium revenue adjustments	37,826	16,520
Unrealized capital gains	92,771	76,886
Contingency reserves	113,507	96,481
Undistributed earnings	9,274	4,513
Derivative fair-value adjustments	14,133	—
Other	—	2,008

Total deferred federal income tax liabilities	363,247	281,849
Loss and loss adjustment expense reserves	(35,540)	(34,304)
Deferred compensation	(93,083)	(89,182)
White Mountains indemnity payment	(16,450)	—
Derivative fair-value adjustments	—	(5,717)
Other	(1,555)	—

Total deferred federal income tax assets	(146,628)	(129,203)

Net deferred federal income taxes liability	$216,619	$152,646

        Management believes it is more likely than not that the tax benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was necessary at December 31, 2004 or 2003.

        A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2004	2003	2002
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(8.9)	(8.4)	(16.4)
Income of foreign subsidiary	(1.4)	(2.8)	(2.5)
White Mountain indemnity payment	(3.5)	—	—
Other	0.6	0.3	0.1

Provision for income taxes	21.8%	24.1%	16.2%

        In 2002, the Company changed its method of accounting for taxes in respect of its equity in earnings of SPS Capital Holding Corp. ("SPS"), an unconsolidated affiliate of the Company (see Note 18). Prior to 2002, the Company accounted for its equity earnings from SPS net of income tax at the statutory rate of 35%. Following a change in SPS's investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity earnings from SPS, based on management's expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million, included in tax-exempt investments in the above reconciliation, relating to this change.

7.     DIVIDENDS AND CAPITAL REQUIREMENTS

        Under the insurance laws of the State of New York, FSA may pay a dividend to the Company without the prior approval of the Superintendent of Insurance of the State of New York (the "New York Superintendent") only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding 12 months, may not exceed the lesser of 10% of its policyholders' surplus shown on FSA's last filed statement, or adjusted net investment income, as defined, for such 12-month period. In 2004 FSA paid $30.0 million in dividends and had an additional $84.5 million available for the payment of dividends over the next 12 months. No dividends were paid in 2003 or 2002.

8.     CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

        FSA has a credit arrangement aggregating $150.0 million that is provided by commercial banks and intended for general application to insured transactions. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2004, there were no borrowings under this arrangement, which expires on April 22, 2005, if not extended.

        FSA has a standby line of credit commitment in the amount of $325.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $325.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,067.0 million at December 31, 2004. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2011 and contains an annual renewal provision subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2004.

        FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Subsidiaries. There were no borrowings under this agreement at December 31, 2004.

        In June 2003, $200.0 million of money market committed preferred trust securities (the "CPS Securities") were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million and $3.6 million for 2004 and 2003, respectively, and was recorded in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

9.     LONG-TERM DEBT

        On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities ("Senior QUIDS") due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

        On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

        On December 19, 2001, the Company issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

10.   EMPLOYEE BENEFIT PLANS

        The Company maintains both qualified and non-qualified non-contributory defined contribution pension plans for the benefit of eligible employees. Contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $5.8 million, $4.9 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has an employee retirement savings plan for the benefit of eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by Internal Revenue Code Section 401(k). Contributions by the Company are discretionary, and none have been made.

        Performance shares are awarded under the 1993 Equity Participation Plan. The 1993 Equity Participation Plan authorizes the discretionary grant of performance shares by the Human Resources Committee to key employees. The amount earned for each performance share depends on the attainment of certain growth rates of adjusted book value (or, in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share over a three-year period. At the election of the participant at the time of award, growth rates may be determined including or excluding realized and unrealized gains and losses on the Investment Portfolio. No payout occurs if the compound annual growth rate of adjusted book value (or in the case of performance shares issued after January 1, 2001, growth rates of adjusted book value and book value) per outstanding share is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

        Performance shares granted under the 1993 Equity Participation Plan were as follows:

	Outstanding at Beginning of Year	Granted During the Year	Earned During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date
2002	1,437,231	372,775	380,279	13,901	1,415,826	$85.63
2003	1,415,826	342,845	464,778	13,261	1,280,632	92.72
2004	1,280,632	349,506	398,292	20,038	1,211,808	109.71

        The Company applies APB Opinion 25 and related Interpretations in accounting for its performance shares. The estimated final cost of these performance shares is accrued over the performance period. The expense for the performance shares was $73.3 million, $63.1 million and $58.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        For obligations under the Company's Deferred Compensation Plan ("DCP") and Supplemental Executive Retirement Plan ("SERP"), the Company generally purchases investments expected to perform similarly to the tracking investments chosen by the participants under the plans.

        In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24.0 million. In 2004, an additional 1,890 shares were purchased for $0.3 million. This purchase was intended to fund obligations relating to the Company's Director Share Purchase Program ("DSPP"), which enables its participants to make deemed investments in the Company's common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. In 2004 and 2002, $0.2 million and $0.3 million, respectively, of restricted treasury stock was distributed to a director as a DSPP payout. No distribution was made in 2003.

11.   COMMITMENTS AND CONTINGENCIES

        Effective June 2004, the Company entered into a 20-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York, to be used as the Company's new headquarters. The Company anticipates moving from its current location at 350 Park Avenue, New York, New York, to its new space in mid-2005. The lease contains scheduled rent increases every five years after a 19-month rent-free period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building's operating expenses. The lease also contains a renewal option for an additional ten-year period and an option to rent additional office space at various points in the future, in each case at then-current market rents. In addition, the Company and its Subsidiaries lease additional office space under non-

cancelable operating leases, which expire at various dates through 2013. Future minimum rental payments are as follows (in thousands):

Year Ended December 31,
2005	$5,462.3
2006	7,579.7
2007	8,913.4
2008	8,156.1
2009	8,171.1
Thereafter	114,367.5

Total	$152,650.1

        Rent expense was $7.8 million in 2004, $7.3 million in 2003 and $6.2 million in 2002.

        During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. The Company is not subject to any material pending legal proceedings.

12.   REINSURANCE

        The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Company reinsures portions of its risks with affiliated (see Note 14) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

        In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company would be liable for such defaulted amounts. Certain of the reinsuring companies have provided collateral to secure their reinsurance obligations.

        Amounts of ceded and assumed business were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Written premiums ceded	$244,211	$281,542	$270,954
Written premiums assumed	11,567	3,294	2,443
Earned premiums ceded	161,733	159,350	134,093
Earned premiums assumed	6,608	3,832	4,079
Losses and loss adjustment expense payments ceded	52,372	16,993	(2,513)
Losses and loss adjustment expense payments assumed	16	—	—
	As of December 31,
	2004	2003
Principal outstanding ceded	$116,687,760	$96,571,216
Principal outstanding assumed	2,134,427	1,935,306
Deferred premium revenue ceded	759,191	695,398
Deferred premium revenue assumed	17,823	13,060
Losses and loss adjustment expense reserves ceded	35,419	59,235
Losses and loss adjustment expense reserves assumed	553	592

13.   OUTSTANDING EXPOSURE AND COLLATERAL

        The Company's policies insure the scheduled payments of principal and interest on asset-backed (including FSA-insured CDS) and municipal obligations. The gross amount of financial guarantees in force (principal and interest) was $622.6 billion at December 31, 2004 and $558.2 billion at December 31, 2003. The net amount of financial guarantees in force was $444.5 billion at December 31, 2004 and $403.1 billion at December 31, 2003.

        The net par outstanding as of December 31, 2004 and 2003 and the contractual terms to maturity are as follows (in millions):

	As of December 31, 2004		As of December 31, 2003
Terms to Maturity(1)
	Asset-Backed(2)	Municipal	Asset-Backed(2)	Municipal
0 to 5 years	$46,800	$39,448	$58,500	$34,274
5 to 10 years	29,155	43,165	32,998	38,401
10 to 15 years	10,772	37,174	6,644	32,895
15 to 20 years	1,084	30,857	1,450	27,133
20 years and above	34,539	44,748	18,670	38,235

Total	$122,350	$195,392	$118,262	$170,938

(1)
Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(2)
Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Subsidiaries.

        The par amount ceded as of December 31, 2004 and 2003 and the terms to maturity are as follows (in millions):

	As of December 31, 2004		As of December 31, 2003
Terms to Maturity
	Asset-Backed	Municipal	Asset-Backed	Municipal
0 to 5 years	$21,662	$11,443	$9,372	$9,952
5 to 10 years	6,909	14,707	7,567	13,355
10 to 15 years	2,228	14,630	2,454	12,662
15 to 20 years	1,373	12,870	1,971	12,223
20 years and above	4,862	26,004	3,583	23,432

Total	$37,034	$79,654	$24,947	$71,624

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

	Net of Amounts Ceded(1) as of December 31,		Amounts Ceded as of December 31,
Types of Collateral
	2004	2003	2004	2003
Residential mortgages	$35,641	$20,643	$4,997	$4,024
Consumer receivables	9,540	14,039	2,241	5,033
Pooled corporate obligations	68,340	77,921	26,223	11,690
Other asset-backed obligations	8,829	5,659	3,573	4,200

Total asset-backed obligations	$122,350	$118,262	$37,034	$24,947

(1)
Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to
FSA-insured GICs issued by the GIC Subsidiaries.

        The net par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issue (in millions):

	Net Par Outstanding as of December 31,		Ceded as of December 31,
Types of Issues
	2004	2003	2004	2003
General obligation bonds	$77,865	$67,212	$24,278	$20,184
Housing revenue bonds	7,628	7,597	2,224	2,074
Municipal utility revenue bonds	33,544	30,024	13,761	14,270
Health care revenue bonds	9,261	7,051	7,784	6,971
Tax-supported non-general obligation bonds	36,631	33,835	14,564	13,526
Transportation revenue bonds	12,834	10,744	7,584	7,376
Other municipal bonds	17,629	14,475	9,459	7,223

Total municipal obligations	$195,392	$170,938	$79,654	$71,624

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

        The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding (in millions) of insured municipal securities as of December 31, 2004:

State	Number of Issues	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding	Ceded Par Amount Outstanding
California	934	$26,501	13.6%	$8,897
New York	622	17,917	9.2	9,362
Texas	701	13,297	6.8	4,815
Pennsylvania	704	12,276	6.3	3,418
Florida	274	10,881	5.6	3,820
Illinois	633	9,337	4.8	3,699
New Jersey	548	9,053	4.6	4,176
Washington	297	7,272	3.7	2,867
Michigan	399	5,896	3.0	2,096
Massachusetts	194	4,933	2.5	2,639
Wisconsin	425	4,713	2.4	1,299
Ohio	265	4,412	2.3	2,199
Georgia	106	4,288	2.2	1,417
All other U.S. jurisdictions	2,747	56,283	28.7	21,740
International	85	8,333	4.3	7,210

Total	8,934	$195,392	100.0%	$79,654

14.   RELATED PARTY TRANSACTIONS

        The Subsidiaries ceded premiums of $35.2 million, $48.8 million and $23.4 million to subsidiaries of XL Capital Ltd ("XL"), which owns an interest in FSA International, for the years ended December 31, 2004, 2003 and 2002, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2004 and 2003 for reinsurance ceded to subsidiaries of XL were $84.6 million and $60.8 million, respectively. The reinsurance recoverable for unpaid losses at December 31, 2004 and 2003 for reinsurance ceded to subsidiaries of XL were $8.2 million and $10.9 million, respectively.

        The Subsidiaries earned premiums of $2.5 million and $5.0 million in the first half of 2003 and full year 2002, respectively, relating to the guarantees of debt issued or assets purchased by FSA Global and Canadian Global. Inter-company premiums earned relating to VIEs have been eliminated in consolidation for periods subsequent to July 1, 2003.

        The Subsidiaries earned premiums of $28.0 million, $20.5 million and $17.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, relating to business with affiliates of Dexia. Deferred premium revenue relating to those transactions was $17.0 million and $6.9 million at December 31, 2004 and 2003, respectively. Gross par outstanding relating to those transactions was $24.0 billion and $16.8 billion at December 31, 2004 and 2003, respectively. The Company also paid Dexia a fee of $0.7 million in 2003 and $3.3 million in 2002 relating to business in which both Dexia and the Company were involved. For the years ended December 31, 2004, 2003 and 2002 the Company recorded pre-tax income (loss) of $97.6 million, $52.9 million and $(3.7) million, respectively, relating to swaps where Dexia was the counterparty. At December 31, 2004 and 2003, the Company recorded other assets of $373.1 million and other liabilities of $17.2 million, primarily relating to swaps where Dexia was the counterparty. In addition, at December 31, 2004 and 2003, the Company had $163.0 million and $154.3 million in VIE debt, respectively, relating to debt issued by the Company and purchased by Dexia. During 2004 and 2003, the Company recorded $8.8 million and $3.3 million, respectively, in VIE net interest expense relating to such debt.

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

        For bonds, equity securities, GIC bond portfolio, GIC bond portfolio pledged as collateral and VIE bond portfolio, the carrying amount represents fair value. The fair value is based on quoted market price or redemption value for the Company's investment in XLFA.

        For short-term investments, including the GIC short-term investment portfolio and VIE short-term investments, the carrying amount is cost, which approximates fair market value due to the short maturity of the instruments.

        For cash, receivable for investments sold, and payable for investments purchased, the carrying amount is cost, which approximates fair value because of the short maturity of these instruments.

        For assets acquired under refinancing transactions, the fair value is either the present value of the expected cash flows or quoted market prices as of the reporting date.

        For deferred premium revenue, net of prepaid reinsurance premiums, the carrying amount represents the Company's future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance policy. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

        For notes payable, the carrying amount of notes payable represents the principal amount due at maturity. The fair value is based on the quoted market price.

        For installment premiums, consistent with industry practice, there is no carrying amount since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to the treatment of deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be received under a reinsurance agreement with a third party to transfer the Company's financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

        For GICs and VIE debt, the fair value is the present value of the expected cash flows as of the reporting date.

        For losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses, the carrying amount is net present value of the expected cash flows for specifically identified claims and inherent losses in the Company's insured portfolio, which management believes is a reasonable proxy for fair value.

        For fair-value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

        The table below shows the carrying amount and fair value of the Company's financial instruments (in thousands):

	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Bonds	$3,914,763	$3,914,763	$3,508,649	$3,508,649
Equity securities	54,300	54,300
Short-term investments	321,071	321,071	224,429	224,429
FP bond portfolio	7,925,072	7,925,072	4,031,263	4,031,263
FP short-term investment portfolio	268,125	268,125	228,812	228,812
FP bond portfolio pledged as collateral	5,913	5,913	66,423	66,423
VIE bonds	1,346,355	1,346,355	1,422,538	1,422,538
VIE short-term investments	1,194	1,194	11,102	11,102
Cash	14,353	14,353	19,460	19,460
Assets acquired in refinancing transactions	753,036	748,118	511,203	503,255
Fair-value adjustments on derivatives	638,016	638,016	407,742	407,742
Receivable for investments sold	161	161	389	389
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	1,336,232	1,154,461	1,166,562	949,469
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	144,522	144,522	174,173	174,173
GIC and VIE debt	10,734,357	10,751,688	6,809,771	6,834,321
Notes payable	430,000	437,556	430,000	439,264
Fair-value adjustments on derivatives	6,224	6,224	23,986	23,986
Payable for investments purchased	262,033	262,033	116,878	116,878
Off-balance-sheet instruments:
Installment premiums	—	413,876	—	381,686

16.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

        Activity in the liability for losses and loss adjustment expenses, which consists of the case and non-specific reserves, is summarized as follows (in millions):

	Case Reserve Activity for the Year Ended
	2004	2003	2002
	(dollars in millions)
Gross balance at January 1	$121.9	$134.0	$45.4
Less reinsurance recoverable	59.2	76.0	28.9

Net balance at January 1	62.7	58.0	16.5
Transfer from non-specific reserve	30.7	12.7	45.0
Restructured transactions	(13.9)	(2.2)	—
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(34.3)	(5.8)	(3.5)

Total paid	(34.3)	(5.8)	(3.5)

Net balance at December 31	45.2	62.7	58.0
Plus reinsurance recoverable	35.4	59.2	76.0

Gross balance at December 31	$80.6	$121.9	$134.0

	Non-Specific Reserve Activity for the Year Ended
	2004	2003	2002
	(dollars in millions)
Balance at January 1	$111.5	$89.7	$69.1
Provision for losses
Current year	20.4	22.4	21.1
Prior year	0.2	12.1	44.5
Transfers to case reserves	(30.7)	(12.7)	(45.0)
Restructured transactions	(2.1)	—	—

Balance at December 31	99.3	111.5	89.7

Total case and non-specific reserves	$179.9	$233.4	$223.7

        The gross and net par amounts outstanding on transactions with case reserves were $791.4 million and $682.6 million, respectively, at December 31, 2004. The net case reserve consisted primarily of six CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of the total net case reserve. The remaining 11 exposures were in various sectors.

        During 2004, the Company charged $20.6 million to loss expense, consisting of $25.0 million for originations of new business and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases primarily related to a large refinancing transaction in 2004. The non-specific reserves decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to the case reserves of $30.7 million offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to (1) a large, voluntarily accelerated transaction that had a $34.3 million payment and (2) reclassifications from reserves to asset valuation accounts for refinanced transactions of $13.9 million offset by transfers from the non-specific reserve of $30.7 million. (See Note 22.)

        In September 2004, FSA exercised its rights to have the collateral of a defaulted collateralized bond obligation liquidated at a public sale, in which the Company offered the highest bid. The Company acquired the collateral to gain control of the portfolio in order to mitigate future losses. The previously established case reserve was drawn down to reflect the excess of the purchase amount over the fair value of the collateral. The remaining $9.5 million balance in the case reserve related to this transaction was returned to the non-specific reserve. After reevaluating its requirements for the CDO portion of the non-specific reserve, the Company then reduced the non-specific reserve by $9.5 million, which was partially offset by normal reserve additions. The net amount transferred from the case reserves to the non-specific reserve was $1.4 million, which also included a transfer from the non-specific to the case reserves for a municipal utility transaction. The CDO portfolio continues to perform within the expectations reflected in previously recorded provisions for CDOs.

        During 2003, the Company charged $34.5 million to loss expense, comprising $9.2 million related to the CDO portfolio discussed below, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years' reserves. The non-specific reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the non-specific reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the non-specific reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet (see Note 22).

        In the second quarter of 2002, as part of the Company's ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value "deterministic" approach was utilized to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those defaults to a cash flow model using (1) a timing sequence dependent on the portfolio's rating and maturity composition, (2) an estimate of collateral recovery values for severity and (3) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991 and 1992 and, as a result, management utilized the Moody's idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody's 30-year average default rate. The per-period default rate was calculated based on the Moody's weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody's average recovery rates (observed since 1982) downward to reflect more recent adverse observations.

        At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (1) an increase in the Company's non-specific reserve ($31.0 million) and (2) amounts already existing in its non-specific reserve ($20.5 million), including non-specific reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company's non-specific reserve resulted in a corresponding increase to losses and loss adjustment expenses in the statement of operations of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. Application of this methodology resulted in recording $68.8 million in gross case reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case reserves in 2002. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the non-specific reserve in order to reflect its recent adverse experience. As a result, the non-specific reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than approximately $14.9 million that would have been accrued using the prior assumptions.

        During 2002, the Company increased its non-specific reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for origination of new business and $3.4 million was for accretion of the discount on prior years' reserves. Also during 2002, the Company transferred to the non-specific reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the non-specific reserve to case reserves.

        The cumulative amount of net discount taken was approximately $59.5 million, $65.9 million and $44.7 million at December 31, 2004, 2003 and 2002, respectively.

        Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its future mix of business and future economic conditions.

17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(dollars in thousands)
2004
Gross premiums written	$189,521	$236,100	$198,171	$208,188	$831,980
Net premiums written	116,494	166,581	148,831	155,863	587,769
Net premiums earned	92,210	101,719	100,585	100,501	395,015
Net investment income	41,077	41,555	43,684	45,735	172,051
Losses and loss adjustment expenses	7,700	7,665	(4,263)	9,497	20,599
Net realized and unrealized gains on derivative instruments	13,039	9,490	17,853	14,194	54,576
Income before income taxes	110,100	108,138	126,400	120,804	465,442
Net income	$84,047	$83,205	$91,835	$104,697	$363,784
2003
Gross premiums written	$129,554	$294,832	$262,127	$209,313	$895,826
Net premiums written	92,185	187,884	182,946	151,269	614,284
Net premiums earned	80,090	88,158	95,460	92,665	356,373
Net investment income	36,533	37,776	38,991	40,748	154,048
Losses and loss adjustment expenses	6,300	6,595	14,638	6,953	34,486
Net realized and unrealized gains (losses) on derivative instruments	(225)	2,365	8,259	29,043	39,442
Income before income taxes and cumulative effect of accounting change	83,760	88,763	81,851	121,999	376,373
Cumulative effect of accounting change, net of taxes	—	—	4,800	—	4,800
Net income	$65,825	$68,089	$66,081	$90,591	$290,586

        Certain prior-quarter balances have been reclassified to conform to the year-end presentation.

18.   EQUITY INVESTMENTS

        The Company made equity investments in SPS Holding Corp. ("SPS") (formerly, Fairbanks Capital Holding Corp.) of $10.3 million and $13.4 million in 2004 and 2002, respectively, and did not make any equity investments in 2003. At December 31, 2004, the Company had a 34.1% interest in SPS. The Company's investment in SPS is accounted for using the equity method of accounting. Amounts recorded by the Company in connection with SPS at December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Investment in SPS	$49,645	$46,423	$59,971
Equity in earnings (losses) from SPS	(7,100)	(13,548)	13,795

        At December 31, 2004 and 2003, the Company's retained earnings included $4.0 million and $3.5 million, respectively, of accumulated undistributed earnings of SPS.

        SPS's business is subject to regulation, supervision and licensing by various federal, state and local authorities that have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (the "FTC") informed SPS that it was investigating whether SPS's loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. Certain of SPS's shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS's servicing operations.

        On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC's civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes new restrictions on SPS's business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. The $10.3 million additional equity investment in SPS funded a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC's settlement agreement with SPS.

        In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired, and it charged that amount to income, as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of "Average." While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS. The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements.

        FSA's 13% investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million. In the fourth quarter of 2004, the Company recorded a return of capital of $2.1 million.

        Until the fourth quarter of 2004 this investment was accounted for using the equity method of accounting because the Company has significant influence over XLFA's operations. In the second quarter of 2004, the Emerging Issues Task Force ("EITF") reached a consensus that under EITF Issue 02-14, "Whether an Investor Should Apply the Equity of Method of Accounting to Investments Other Than Common Stock" (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004. In accordance with this consensus, the Company will no longer accrue undistributed earnings related to its investment in XLFA. Amounts recorded by the Company in connection with XLFA as of December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Equity securities	$54,300	—	—
Investment in XLFA	—	64,440	52,206
Equity in earnings from XLFA	3,761	19,077	9,145
Dividends received from XLFA	12,003	6,640	6,665

        At December 31, 2003, the Company's retained earnings included $25.7 million of accumulated undistributed earnings of XLFA.

19.   MINORITY INTEREST IN SUBSIDIARY

        In November 1998, FSA International sold to XL $20.0 million of preferred shares representing a minority interest in FSA International, which is a Bermuda-based financial guaranty subsidiary of FSA. In December 1999, FSA International sold to XL an additional $10.0 million of preferred shares to enable XL to maintain its minority ownership percentage. The preferred shares are Cumulative Participating Voting Preferred Shares that, in total, have a minimum fixed dividend of $1.5 million per annum. In 2004 and 2003, FSA International paid preferred dividends of $4.9 million and $3.3 million, respectively, to XL. For the years ended December 31, 2004, 2003 and 2002, the Company recognized minority interest of $6.9 million, $9.3 million and $6.7 million, respectively.

20.   GIC AND VIE DEBT

        The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2004, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $12.7 million and include accretion of $743.5 million. VIE debt includes $1,331.0 million of future interest accretion on zero coupon obligations and excludes $272.2 million of hedge accounting adjustments. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for 2005 and each of the next four years ending December 31, and thereafter:

Principal Amount
2005	$2,883.3
2006	1,499.0
2007	1,153.6
2008	460.1
2009	940.1
Thereafter	5,587.9

Total	$12,524.0

21.   DERIVATIVE INSTRUMENTS

  Credit Default Swaps

        FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $69.1 million, $57.7 million and $35.0 million of net earned premium under these agreements for the years ended 2004, 2003 and 2002, respectively.

        Changes in the fair value of CDS, which were gains of $56.4 million and $34.8 million for the years ended December 31, 2004 and 2003, respectively, and losses of $50.2 million in 2002, were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income. The Company included net par outstanding of $66.0 billion and $63.8 billion relating to these CDS transactions at December 31, 2004 and December 31, 2003, respectively, in the asset-backed balances in Note 13. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company's ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA's guarantees. The average life of these contracts is 2.9 years. The inception to date gain (loss) on the CDS portfolio was $46.6 million at December 31, 2004 and $(9.8) million at December 31, 2003.

        In August 2002, the Company terminated its exposure under its single-corporate-name CDS program in exchange for paying termination costs of $43.0 million, which were included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

  Designated Hedges

        The Company enters into derivative contracts designated as fair-value hedges, to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses relating to these fair-value hedges are included in net interest income from financial products and VIEs and in net interest expense from financial products and VIEs, as appropriate, along with the offsetting change in fair value of the hedged item attributable to the risk being hedged. The inception-to-date net unrealized loss on derivatives used to hedge the GIC liabilities and the financial products bond portfolio of $6.2 million and $14.2 million at December 31, 2004 and December 31, 2003, respectively, was recorded in accrued expenses and other liabilities. The inception-to-date net unrealized gain on the outstanding derivatives used to hedge the VIE debt and VIE bond portfolio of $590.8 million and $407.7 million at December 31, 2004 and December 31, 2003, respectively, was recorded in other assets.

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

	2004	2003	2002
Ineffective portion of fair value hedges	$(2.1)	$0.6	$(0.2)
Failed hedges	(3.4)	5.0	4.3

  Other Derivatives

        The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under SFAS 133. These derivatives include swaptions, caps and other derivatives and are used principally as economic hedges against interest-rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the Statement of Operations and Comprehensive Income.

22.   REFINANCED TRANSACTIONS

        The Company generally has rights under its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate future losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the trusts. The refinancing vehicles obtain their funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by the GIC Subsidiaries. The refinancing vehicles are consolidated into the Company's financial statements. The Company maintains its reinsurance on these transactions.

        At December 31, 2004, the Company has included all of the assets acquired in refinancing transactions under one balance sheet caption, "Assets acquired in refinancing transactions," and the related revenues from those assets into one revenue caption, "Income from assets acquired in refinancing transactions."

        The following table presents the components of the assets acquired in refinancing transactions:

	As of December 31,
	2004	2003
Assets acquired in refinancing transactions
Securitized loans	$371,092	$440,611
Bonds	157,036	—
Asset-backed senior notes	88,840	71,099
Equity securities	15,659	—
Mortgage loans	77,462	—
Short-term investments	27,749	—
Other assets	15,198	(507)

Total	$753,036	$511,203

        Securitized loans are carried at cost, net of losses at the date of purchase. Income is recorded based on the effective yield method. The cash flows on the securitized loans, net of reinsurance, are monitored and the effective yield modified to reflect any change in the cash flow estimate on a prospective basis (see Note 26). Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline (except as provided by reinsurance) and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with FSA for accounting purposes. FSA also consolidated the refinancing vehicles.

        Asset-backed senior notes represent the Company's purchase of less than 50% of a certain refinanced transaction. Asset-backed senior notes are carried at cost, with any reduction in carrying value recognized as an adjustment to yield.

        Bonds and equity securities and mortgage loans represent liquidations of previously insured obligations and subsequent purchase of the underlying collateral. Bonds and equity securities are available for sale and carried at fair value. Mortgage loans are carried at net realizable value. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss. At December 31, 2004, there were no securities in an unrealized loss position for a continuous 12-month period or longer. The Company determined that no investments were considered other-than-temporarily impaired.

        Other assets consist primarily of real estate, prepaid assets, accrued interest and fair value adjustments on derivatives used to hedge interest rate risk related to certain of the refinanced transactions.

23.   SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. It also includes the results of the VIEs that were consolidated for the first time in the third quarter of 2003. The financial products segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a pre-specified rate. The following tables summarize the financial information (in thousands) by segment as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$701,374	$95,130	—	796,504
Intersegment	21,892	30,620	(52,512)	—
Expenses:
External	222,398	98,115	—	320,513
Intersegment	30,620	21,892	(52,512)	—
Income before income taxes	459,699	5,743		465,442
Segment assets	$9,838,979	$9,361,392	$(2,119,564)	$17,080,807
	For the Year Ended December 31, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$610,509	$21,827	—	$632,336
Intersegment	7,436	25,875	(33,311)	—
Expenses:
External	199,764	52,116	—	251,880
Intersegment	25,875	7,436	(33,311)	—
Income before income taxes	388,223	(11,850)		376,373
Segment assets	$8,856,917	$5,415,160	$(1,862,317)	$12,409,760

	For the Year Ended December 31, 2002
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$397,647	$22,451	—	$420,098
Intersegment	—	5,619	(5,619)	—
Expenses:
External	194,044	32,506	—	226,550
Intersegment	5,619	—	(5,619)	—
Income before income taxes	220,615	(4,436)	—	216,179

        The intersegment assets consist of (1) intercompany notes issued by FSA and held within the GIC Portfolio and (2) GICs issued by the GIC Subsidiaries and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

24.   OTHER ASSETS AND LIABILITIES

        The detailed balances that comprise other assets and accrued expenses and other liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Other Assets:
Fair value of VIE swaps	$590,792	$407,742
VIE other invested assets	156,540	150,410
Securities purchased under agreements to resell	—	175,000
Deferred compensation trust	112,941	97,514
Tax and loss bonds	102,193	85,512
Accrued interest on VIE swaps	99,794	76,295
Accrued interest income	63,614	56,076
Fair-value adjustments on derivatives	47,224	—
Other assets	151,257	198,190

Total Other Assets	$1,324,355	$1,246,739

	2004	2003
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$262,033	$116,878
Deferred compensation trust	112,941	97,262
Equity participation plan	123,382	114,165
Minority interest	50,245	60,910
Securities sold under agreements to repurchase	5,656	63,965
Fair-value adjustments on derivatives	6,224	23,986
Other liabilities	314,029	276,373

Total Accrued Expenses and Other Liabilities	$874,510	$753,539

25.   VARIABLE INTEREST ENTITIES

        In January 2003, the FASB issued FIN 46, which addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46R"). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

        FSA Global is managed as a "matched funding vehicle," in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. Similarly, Premier has GICs issued by the GIC Subsidiaries in their investment portfolios. In each such case, the Company's GIC liability and asset are eliminated in consolidation. At December 31, 2004, $961.9 million was eliminated as a result of such consolidation. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company's outstanding exposure are excluded from the Notes to the Consolidated Financial Statements for December 31, 2004 and 2003.

        FIN 46R requires that, upon consolidation, the Company initially measure the VIE's assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The increase in total assets and total liabilities, at July 1, 2003, related to the consolidation of these entities was $1.9 billion. The difference upon consolidation was reflected as a cumulative effect of a change in accounting principle at July 1, 2003. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. The following table presents the impact of consolidation of the VIEs.

	Twelve Months Ended December 31, 2004	Six Months Ended December 31, 2003
Net interest income from financial products segment and variable interest entities	$47,134	$21,839
Net premiums written	(5,351)	(2,690)

Total revenues	$41,783	$19,149

Net interest expense from financial products segment and variable interest entities	$42,342	$18,447
Other operating expenses	(1,054)	383

Total expenses	$41,288	$18,830

  VIE Investments

        All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA's insurance, at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
AAA	2.6%
AA	5.3
A	71.6
BBB	20.5

100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2004.

        The amortized cost and fair value of bonds in the VIE Portfolio were as follows (in thousands):

December 31, 2004	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$16,007	$16,007
Corporate securities	158,106	157,990
Foreign securities	57,621	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short-term investments	1,194	1,194

Total	$1,347,303	$1,347,549

December 31, 2003	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$16,200	$16,200
Corporate securities	181,165	180,380
Foreign securities	61,541	61,207
Asset-backed securities(1)	1,164,751	1,164,751
Short-term investments	11,102	11,102

Total	$1,434,759	$1,433,640

(1)
Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation. Management believes that amortized cost closely approximates fair value for these securities.

        The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2004, there were no securities in an unrealized loss position. The Company determined that no investments were considered other-than-temporarily impaired.

        The amortized cost and fair value of bonds in the VIE Portfolio at December 31, 2004, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$185,970	$186,182
Due after one year through five years	30,951	30,985
Due after five years through ten years	—	—
Due after ten years	16,007	16,007
Asset-backed securities (stated maturities of 1 to 18 years)	1,114,375	1,114,375

Total	$1,347,303	$1,347,549

26.   RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3: "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 supersedes Practice Bulletin 6 for transactions entered into after the initial application of SOP 03-3. For loans acquired in fiscal years prior to the effective date of SOP 03-3 and within the scope of Practice Bulletin 6 (such as certain assets acquired via refinancing transactions, see Note 22), SOP 03-3 amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected.

        SOP 03-3 requires that the investor recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. SOP 03-3 prohibits investors from displaying differences from expected cash flows in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R, "Share-Based Payment" ("SFAS 123-R"). This Statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. SFAS 123-R is effective for interim or annual periods beginning after June 15, 2005. The adoption of SFAS 123-R is not expected to have a material impact on the Company's financial position or results of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

        On October 29, 2004, the Company's shareholders appointed twelve directors to serve until the later of the Company's next annual meeting of shareholders or until their successors have been duly elected and qualified. Information about the directors is set forth below and in "Item 12. Security Ownership of Certain Beneficial Owners and Management—"Directors and Executive Officers."

Dirk Bruneel Age 54	Director of the Company since November 2001. Mr. Bruneel has been a member of the Management Board of Dexia S.A. since July 2001, and Chairman of the Management Board of Dexia Bank Nederland N.V. since November 2002. He is currently the Chairman of the Board of Directors of Dexia Securities France S.A., a member of the Supervisory Board of Dexia Municipal Agency S.A. and Chairman of the Board of Directors of Artesia Mortgage Capital Corporation. Mr. Bruneel served as Chairman of the Management Committee of Artesia Banking Corporation (a Belgian-based bank acquired by Dexia S.A. in July 2001) from November 1998 until August 2001 and of BACOB Bank s.c. from January 1995 until August 2001, and was a member of the Management Committee of Dexia Bank from July 2001 through January 2002. He currently serves as a member of the Board of Directors of Dexia Insurance and DVV Verzekeringen NV, Ehsal and VEV, and Treasurer of Vlaams Omroeporkest en Kamerkoor.
Robert P. Cochran Age 55
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

Bruno Deletre Age 43
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
Robert N. Downey Age 69
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
Jacques Guerber Age 55
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
David O. Maxwell Age 74
Director of the Company since August 1994. Mr. Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a member of the advisory boards of Centre Partners II, L.P. and Centre Partners III, L.P.

Séan W. McCarthy Age 46
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
James H. Ozanne Age 61
Director of the Company since September 2004. Mr. Ozanne previously served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owns a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Prior to May 2003, Mr. Ozanne was Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains ("Source One"), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation ("USWCC") from September 1989 until December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently non-executive chairman of SPS and a director of Distributed Energy Services Corp. He has been Chairman of PECO Pallet, a privately-owned grocery pallet rental company, since 2000.

Pierre Richard Age 64
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
Roger K. Taylor Age 53
Director of the Company since February 1995. Effective January 2002, Mr. Taylor became a part- time employee of the Company and Vice Chairman of FSA. He formally retired in July 2004. Mr. Taylor served as Chief Operating Officer of the Company from May 1993 through December 2001 and President of the Company from November 1997 through December 2001. Mr. Taylor joined FSA in January 1990, and served FSA as its President from November 1997 until November 2000, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice President of Financial Guaranty Insurance Company, a financial guaranty insurer. Mr. Taylor is a director of SPS Capital Holding Corp.

Rembert von Lowis Age 51
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
George U. Wyper Age 49
Director of the Company since September 2004. Mr. Wyper is the founder and managing member of Wyper Capital Management, L.P., which he founded in 1998. He was Senior Managing Director and a member of the Operating Committee of Warburg Pincus Counsellors, Inc from 1994 to 1998. He served as Chief Investment Officer of White River Corporation from 1991 to 1994 and as President and Chief Executive Officer of Hanover Advisors from 1992 to 1994. Prior to 1991 he was Chief Investment Officer of Fund American Enterprises from 1988 to 1990 and Director of Fixed Income Investments for Fireman's Fund Insurance Company from 1987 to 1988. Mr. Wyper is currently President of the Darien Library and serves on the boards of the Yale School of Management, the American Numismatic Society and the Museum of Rhode Island School of Design.

Executive Officers of the Company

        In addition to Messrs. Cochran and McCarthy (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers consist of the full-time members of the Management Committee.

Name	Age	Position
Russell B. Brewer II	48	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA
Joseph W. Simon	46	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Bruce E. Stern	51	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA

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

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. From January to September 2004 the Audit Committee consisted of Messrs. von Lowis (who served as Chairman), Deletre and Maxwell. On September 9, 2004, Messrs. von Lowis and Deletre stepped down from the Committee, and Messrs. Ozanne and Wyper joined the Committee.

        Mr. Ozanne serves as Chairman of the Audit Committee. All members of the Audit Committee are independent within the meaning of Rule 10A-3 of the Exchange Act. Because the Company has only debt securities listed on the New York Stock Exchange, the additional independence standards for audit committee members imposed by the NYSE are not applicable to the Company.

Audit Committee Financial Expert

        The Board of Directors of the Company has determined that Audit Committee members David O. Maxwell and James H. Ozanne are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Exchange Act requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon the Merger in July 2000, the Company's common stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the Company no longer has equity securities registered under Section 12 of the Exchange Act, and the reporting obligations of Section 16 of the Exchange Act no longer apply.

Item 11.    Executive Compensation.

Summary Compensation Table

        The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002.

Long-Term Compensation(1)
Annual Compensation
Name and Principal Position				LTIP Payouts(2)	All Other Compensation(3)
	Year	Salary	Bonus(2)
Robert P. Cochran Chairman of the Board and Chief Executive Officer	2004 2003 2002	$500,000 500,000 490,000	$3,400,000 3,200,000 2,600,000	$6,255,877 9,213,941 3,078,527	$90,000 90,000 90,000
Séan W. McCarthy President and Chief Operating Officer	2004 2003 2002	310,000 310,000 300,000	3,000,000 2,800,000 2,400,000	4,705,296 6,858,901 3,609,374	90,000 90,000 90,000
Bruce E. Stern Managing Director, General Counsel and Secretary	2004 2003 2002	240,000 240,000 230,000	900,000 800,000 650,000	2,003,907 2,269,286 1,304,909	90,000 80,100 90,000
Russell B. Brewer II Managing Director and Chief Underwriting Officer	2004 2003 2002	240,000 240,000 230,000	900,000 800,000 600,000	1,956,545 2,259,243 1,289,911	90,000 75,600 90,000
Joseph W. Simon(4) Managing Director and Chief Financial Officer	2004 2003 2002	240,000 240,000 172,500	750,000 500,000 400,000	297,899 N/A N/A	66,600 33,300 N/A

(1)
No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2)
Annual compensation for each year includes bonus and LTIP payouts received or deferred by the named executive officer in January or February of the subsequent year. LTIP payouts were made to or deferred by each named executive for each year shown in the table above with respect to performance shares for the three-year performance cycle ending December 31 of such year. For additional information regarding performance shares see "—Equity Plans—Performance Shares."

(3)
All Other Compensation includes contributions by the Company to its Supplemental Executive Retirement Plan ("SERP") and to its defined contribution pension plan (the "Pension Plan"), as follows:

	2004		2003		2002
Officer	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Robert P. Cochran	$18,450	$71,550	$18,000	$72,000	$18,000	$72,000
Séan W. McCarthy	18,450	71,550	18,000	72,000	18,000	72,000
Bruce E. Stern	18,450	71,550	18,000	62,100	18,000	72,000
Russell B. Brewer II	18,450	71,550	18,000	57,600	18,000	72,000
Joseph W. Simon	18,450	48,150	9,000	24,300	N/A	N/A

Pension Plan and SERP amounts shown for each year were accrued during that year and paid in January or February of the following year. The Pension Plan provides for a Company funded contribution equal to 9% of cash compensation (salary and bonus) up to the compensation limit specified by the Internal Revenue Service. The SERP provides for an unfunded Company contribution equal to 9% of cash compensation over and above the Pension Plan compensation limit but limited to $1 million of compensation. The Pension Plan and SERP provide for vesting of contributions over a six-year employment period, after which all subsequent contributions are 100% vested.

(4)
Mr. Simon joined the Company as Chief Financial Officer in April 2002.

Employment Agreements and Arrangements; Change in Control Provisions

        Each of Messrs. Cochran and McCarthy entered into employment agreements with the Company, effective July 5, 2004. The employment agreements generally guarantee continuation of compensation and benefits through December 31, 2007, and provide for renewals and extensions of this initial term for two-year terms, subject to notice of termination from either party at least six months prior to the end of the extended term. At any point after the initial term has expired, Mr. Cochran may elect to become Non-Executive Chairman of the Company for the remainder of the term and any extensions.

        Under the agreements, compensation consists of:

  •
  base salary at the annual rate in effect immediately prior to the agreement, subject to increase at the Board's discretion;

  •
  annual bonus equal to a minimum percentage of a "bonus pool" determined pursuant to formulae from time to time determined by the Human Resources Committee of the Board of Directors; and

  •
  annual awards of performance shares under the Company's 1993 Equity Participation Plan, as amended (the "1993 Equity Plan") and 2004 Equity Participation Plan (the "2004 Equity Plan" and together with the 1993 Equity Plan, the "Equity Plans"), having an estimated economic value at least equal to the employee's 2004 performance shares award. Each performance share represents the economic value of up to two shares of common stock of the Company, and not just appreciation in share value, as is the case with a stock option. For additional information, see "—Equity Plans—Performance Shares."

        The 2004 bonus pool guidelines contemplate a bonus pool equal to 11.25% of the after-tax growth in adjusted book value for the year, excluding unrealized gains/losses on investments and SFAS 133 mark-to-market adjustments, but including a return on equity modifier. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $25 million after giving effect to 2004 bonuses (paid in the first quarter of 2005), may also be distributable. Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.0% and 4.0%, respectively, of the bonus pool. The employment agreements provide that an additional 2.0% of the bonus pool will be allocated among those two executive officers as determined by the Human Resources Committee.

        The employment agreements provide that Messrs. Cochran and McCarthy may elect to retire at age 60, but that retirement is mandatory at age 65. Upon retirement, each of Mr. Cochran and Mr. McCarthy will be entitled to his pro-rata annual base salary and annual bonus through the date of retirement and the vesting of his outstanding performance shares over time as if he remained employed. Messrs. Cochran and McCarthy are not entitled to any on-going retirement compensation except as provided by the Company's defined contribution Pension Plan and SERP.

        The employment agreements provide for continued participation in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without cause or either of such executive officers terminates his employment for "good reason," he will be entitled to:

  •
  his pro-rata annual base salary and annual bonus through the date of termination;

  •
  twice his annual base salary and twice his average annual bonus for the two immediately prior years;

  •
  vesting of his outstanding performance shares; and

  •
  the minimum annual performance shares that he is entitled to receive through the end of the contract's term.

        "Good reason" includes, for Mr. McCarthy, not being named Mr. Cochran's successor as Chief Executive Officer of the Company.

        Both employment agreements provide that, if the employee is terminated for cause or terminates his employment without "good reason" during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term of the agreement, he will also be entitled to his pro-rata annual bonus through the date of termination and his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company. Each employment agreement contains a non-compete provision extending through the greater of two years and the term of the agreement.

        If Mr. Cochran becomes Non-Executive Chairman of the Company, he will be entitled to his then-current salary and an annual performance share unit award with an estimated economic value at least equal to 50% of normal prior awards. If Mr. McCarthy becomes the Chief Executive Officer of the Company, he will be entitled to compensation equal to 90% or more of Mr. Cochran's latest compensation, including salary, bonus and performance share units.

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

        The Equity Plans provide for accelerated vesting and payment of performance shares and Dexia Restricted Stock awarded thereunder, if any, upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plans. Each of the named executive officers holds performance shares and Dexia Restricted Stock awarded under the Equity Plans.

        The Equity Plans provide that the Company's Board of Directors may elect to continue the plan if a change in control occurs. Following a "plan continuation," performance shares and Dexia Restricted Stock are not accelerated, but vest and are payable as if no change in control had occurred, except in the case of any employee who is terminated without cause or leaves for "good reason" following the change in control. The Board elected a plan continuation in connection with the Merger.

Compensation of Directors

        Each director of the Company who is not an officer of the Company or Dexia received a fee of $40,000 per annum for service as a director (increased to $50,000 per annum effective May 2004), and an additional annual fee of $5,000 if chairperson of a Committee of the Board of Directors (increased to $20,000 in the case of the Underwriting Committee and Audit Committee effective May 2004). Such directors also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company's Deferred Compensation Plan (the "DCP") and to participate in the director share purchase program. Under a cost-sharing agreement, the Company reimburses Dexia Crédit Local for the portion of director Bruno Deletre's Dexia Crédit Local compensation that relates to his work as liaison with the Company on behalf of Dexia.

Director Share Purchase Program

        In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings and Dexia Public Finance Bank, now Dexia Crédit Local, to establish the Director Share Purchase Program, pursuant to which Company directors could invest in shares of the Company's common stock. The Director Share Purchase Program entitles each director of the Company to purchase from Dexia (or an affiliate thereof) up to 126,958 restricted shares of the Company's common stock (which represented a $10 million investment at the purchase price at inception of the program) at a price determined in accordance with the formula described below, provided that:

  •
  restricted shares must be held for the lesser of four years or the participant's tenure as a director of the Company;

  •
  restricted shares may be put to Dexia Crédit Local at any time or from time to time following the required holding period for cash; and

  •
  purchases of shares after inception of the program are at a price equal to the purchase price for shares put to Dexia Crédit Local described below.

        Directors may purchase such shares either directly or through deemed investments under the DCP or SERP. Each deemed investment election with respect to these shares is irrevocable.

        The Director Share Purchase Program enables the Company to purchase from Dexia Holdings, at the same price, the same number of shares of common stock purchased by directors through phantom investments under the DCP or SERP. Upon expiration of any applicable deferral period, the Company is obligated to pay out the phantom investments in shares of common stock, which must be held by the participant as if acquired directly from Dexia Holdings for generally a minimum of six months.

        The purchase price for each restricted share acquired by a director or put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share ("ABV per share"), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plans. The purchase price per share, determined pursuant to such formula, was $162.78 at December 31, 2004. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share freezes on the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

        Sales under the program are not registered under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2) of that Act. None of the directors made any additional direct or phantom investments under the Director Share Purchase Program during 2003, or any direct investments after 2002, the year of inception of the Program. During 2004, one director invested in 1,890 phantom shares and during the first quarter of 2005, one director purchased 6,199 shares outright. For more information regarding the directors' share ownership, see "Item 12. Security Ownership of Certain Beneficial Owners and Management—Directors and Executive Officers."

Equity Plans

        In November 2004 the Company adopted the 2004 Equity Plan, to be used for future equity compensation awards to Company executives and employees in lieu of the 1993 Equity Plan. The 2004 Equity Plan provides for awards of:

  •
  performance shares,

  •
  Dexia restricted stock, and

  •
  performance share units comprised of performance shares and Dexia restricted stock.

        The following table sets forth a summary of the performance share units ("PSU") awarded to each of the named executive officers for the year ended December 31, 2004 (which awards were made in February 2005), as well as the number of performance shares ("PS") and Dexia restricted shares the awards were comprised of.

Name	Number of Performance Share Units		Number of Performance Shares ("PS") and Dexia Restricted Shares
Robert P. Cochran	34,000	Comprised of:	30,600 PS and 19,671 Dexia shares
Séan W. McCarthy	25,000	Comprised of:	22,500 PS and 14,464 Dexia shares
Bruce E. Stern	9,000	Comprised of:	8,100 PS and 5,207 Dexia shares
Russell B. Brewer II	9,000	Comprised of:	8,100 PS and 5,207 Dexia shares
Joseph W. Simon	8,000	Comprised of:	7,200 PS and 4,629 Dexia shares

        Unlike the 1993 Equity Plan, the 2004 Equity Plan does not provide for stock options, Company restricted stock or equity bonus awards.

Performance Shares

        Each performance share represents the economic value of up to two shares of common stock of the Company, and not just appreciation, as is the case with a stock option. The number of shares of common stock actually earned for each performance share depends upon the attainment by the Company and its subsidiaries (on a consolidated basis) of "performance objectives" during the time period specified by the Committee at the time an award of performance shares is made.

        Both Equity Plans authorize the discretionary grant of performance shares by the committee administering the Equity Plan (the Human Resources Committee) to key employees of the Company and its subsidiaries. So long as the Company's common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock.

        Since its inception, up to 3,300,000 shares of common stock have been available for distribution under the 2004 Equity Plan in respect of performance shares. Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If performance shares awarded under the 2004 Equity Plan are forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan.

        The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2004 (which awards were made in February 2005), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

Long-Term Incentive Plans Awards in 2004(1)

			Estimated Future Payouts(3)
Name	Performance Shares Awarded	Performance Period Until Payout	Threshold (no. of shares)	Target (no. of shares)	Maximum (no. of shares)
Robert P. Cochran	30,600	(2)	0	30,600	71,200
Séan W. McCarthy	22,500	(2)	0	22,500	45,000
Bruce E. Stern	8,100	(2)	0	8,100	16,200
Russell B. Brewer II	8,100	(2)	0	8,100	16,200
Joseph W. Simon	7,200	(2)	0	7,200	14,400

(1)
These performance shares were awarded under the 2004 Equity Plan in February 2005 for the year ended December 31, 2004. The table excludes performance shares awarded in February 2004 for the year ended December 31, 2003, which are set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management—Performance Shares" of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(2)
One-third of each award relates to the three-year performance cycle ending December 31, 2007 and two-thirds of each award relates to the three-year performance cycle ending December 31, 2008. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient's death, disability, retirement or termination of employment, or change-in-control transactions.

(3)
The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in "adjusted book value" and "book value" per share ("ROE") of common stock during an applicable "performance cycle" and the value of common stock at the time of payout of such performance shares. For purposes of the foregoing, adjusted book value per share and book value per share are adjusted to exclude the after-tax change in accumulated other comprehensive income. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company's Investment Portfolio. With respect to the performance shares described in the table above, (a) if ROE is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle; (b) if ROE is 13% per annum for any performance cycle, a number of shares of common stock equal to 100% of the number of performance shares will be earned for that performance cycle; and (c) if ROE is 19% per annum or higher for any performance cycle, a number of shares of common stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company's common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock, with shares valued at the greater of (1) 0.85 times "adjusted book value" per share and (2) the average of (a) 1.15 times "adjusted book value" per share and (b) 14 times "operating earnings" per share (each such term as defined in the Equity Plans).

Dexia Restricted Stock

        The 2004 Equity Plan authorizes the discretionary grant of Dexia restricted stock by the Human Resources Committee, the committee administering the Equity Plan, to the employees of the Company and its subsidiaries. Dexia restricted stock awarded under the 2004 Equity Plan represents ordinary shares of Dexia subject to certain vesting requirements and restrictions on transfer. Holders of Dexia restricted stock are entitled to receive all dividends paid on such stock from the date of grant.

        The following table sets forth a summary of Dexia restricted stock awarded to each of the named executive officers for the year ended December 31, 2004 (which awards were made in February 2005) as a component of Performance Share Units.

Dexia Restricted Stock Awarded In 2004(1)

Name	Dexia Shares Awarded	Performance Period Until Payout
Robert P. Cochran	19,671	(2)
Séan W. McCarthy	14,464	(2)
Bruce E. Stern	5,207	(2)
Russell B. Brewer II	5,207	(2)
Joseph W. Simon	4,629	(2)

(1)
The Dexia restricted stock awarded was valued at the average actual purchase price paid by the Company for such shares when purchased on the open market, which equaled approximately $22.69 per share.

(2)
Generally, one third of an award of Dexia restricted stock vests after 2.5 years and two third vests after 3.5 years, with transfer restrictions lapsing on one third of each award after three years and on two thirds of each award after four years.

Compensation Committee Interlocks and Insider Participation

        The Human Resources Committee consisted of Messrs. Maxwell (Chairperson), Cochran, Deletre, Downey and Richard during 2004. Mr. Taylor joined the Committee in September 2004. Except for Messrs. Cochran and Taylor, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Richard is the Group Chief Executive and Chairman of the Executive Committee of Dexia and Mr. Deletre is a member of the Executive Board of Dexia Crédit Local.

        As described in "Director Share Purchase Program," above, members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company's DCP or SERP.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

        The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 15, 2005 as to each person known by the Company to beneficially own, within the meaning of the the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock, par value $.01 per share	Dexia S.A.(1) 7 à 11 quai André Citröen BP-1002 75 901 Paris Cedex 15, France	32,871,757 shares	(1)(2)	98.8%	(2)

	Boulevard Pachéco 44 B-1000 Brussels, Belgium

(1)
Shares are held indirectly through a subsidiary of Dexia.

(2)
For purposes of this table, Dexia is not deemed to be the beneficial owner of 254,756 shares acquired by the Company in connection with the Director Share Purchase Program described in "Item 11. Executive Compensation—Director Share Purchase Program." Ownership percentage is calculated based on 33,263,259 shares of common stock outstanding at March 15, 2005, which excludes such shares acquired by the Company.

Directors and Executive Officers

        The following table sets forth certain information regarding beneficial and economic ownership of the Company's Common Stock at March 15, 2005 for (a) each director of the Company, (b) each executive officer named under "Executive Compensation Summary Compensation Table" and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Dirk Bruneel(2)	—	—
Robert P. Cochran	41,744	258,891
Bruno Deletre(2)	—	—
Robert N. Downey	20,159	29,259
Jacques Guerber(2)	—	—
Séan W. McCarthy	—	119,219
David O. Maxwell	6,009	19,299
James H. Ozanne	—	24,591
Pierre Richard(2)	—	—
Roger K. Taylor	—	96,489
George U. Wyper	6,199	6,199
Rembert von Lowis(2)	—	—
Bruce E. Stern	—	34,767
Russell B. Brewer II	—	34,767
Joseph W. Simon	—	22,533

All executive officers and directors as a group (15 persons)	74,111	646,014

(1)
Shares beneficially owned were acquired under the Company's Director Share Purchase Program described under "Item 11. Executive Compensation—Director Share Purchase Program." To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) performance shares, with each performance share treated as one share of common stock, in the amounts shown below (excluding fractional shares), and (b) deemed investments in the Company's common stock under the Director Share Purchase Program:

Officer	Performance Shares
Robert P. Cochran	131,933
Séan W. McCarthy	93,167
Bruce E. Stern	34,767
Russell B. Brewer II	34,767
Joseph W. Simon	22,533

In December 2000, the Company acquired 301,095 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP. The Company held 254,736 of those shares at December 31, 2004.

(2)
Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 98.82% of the Company's Common Stock.

        The Company is not aware of any arrangements that may result in a change in control of the Company.

        The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia, at March 15, 2005, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)(2)	Amount and Nature of Beneficial Ownership
Dirk Bruneel	38,102
Robert P. Cochran	546,341
Bruno Deletre	1,155
Robert N. Downey	—
Jacques Guerber	8,427
Séan W. McCarthy	457,304
David O. Maxwell	—
James H. Ozanne	—
Pierre Richard	30,210
Roger K. Taylor	249,250
George U. Wyper	—
Rembert von Lowis	24,802
Bruce E. Stern	173,916
Russell B. Brewer II	172,706
Joseph W. Simon	26,189

All executive officers and directors as a group (15 persons)	1,728,402

(1)
Dexia has provided the Company with information regarding shares owned by Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis, and has advised the Company that:

(a)
shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)
on December 31, 2004, the total number of outstanding Dexia shares was 1,145,261,366, so that together the Company's executive officers and directors owned 0.15% of Dexia shares and the maximum amount owned by any of the Company's executive officers and directors represents 0.05% of Dexia shares.

  A majority of the shares set forth above were acquired under the Employee Share Plans sponsored by Dexia between 2000 and 2004. All employees of the Company were allowed to participate in these plans. These plans allowed employees to purchase ordinary shares of Dexia stock at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under these plans include shares acquired under "leveraged options." Employees who purchased shares under the leveraged options are entitled to the upside from ten shares for each share purchased with his or her own funds and benefit from a "floor" guarantying a return of invested funds following expiration of the five-year investment period. A third party financial institution is entitled to (1) all dividends paid on the leveraged shares and (2) a specified percentage of any share appreciation during the five-year investment period in the case of the "standard" leveraged option, and of the average monthly share appreciation during a 52-month period commencing six months after inception of the five-year investment period in the case of the "average" leveraged option. These percentages are as follows: 38% (for 2001), 40% (for 2002), 40% (for 2003 for the standard leveraged option), 20% (for 2003 for the average leveraged option), 35% (for 2004 for the standard leveraged option) and 15% (for 2004 for the average leveraged option).

Officer	Leveraged Shares
Robert P. Cochran	525,170
Séan W. McCarthy	441,340
Bruce E. Stern	160,280
Russell B. Brewer II	163,030
Joseph W. Simon	21,560
(2)
Includes shares granted under the 2004 Equity Plan, as described in "Item 11. Executive Compensation—Equity Plans." Generally, one third of an award of Dexia restricted stock vests after 2.5 years and two third vests after 3.5 years, with transfer restrictions lapsing on one third of each award after three years and on two thirds of each award after four years.

Securities Available Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2004 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	0	Not applicable	2004 Equity Plan(3): 2,964,400
			Director Share Purchase Program(4): 1,196,528
Equity compensation plans not approved by security holders(2)	—	—	—
Total	0	Not applicable	4,160,928

(1)
The Company currently maintains two such plans: the 2004 Equity Plan and the Director Share Purchase Program.

(2)
All of the Company's equity compensation plans have been approved by the Company's shareholders.

(3)
Excludes shares awarded in January and February 2004 for the year ended December 31, 2003. Since its inception, up to 3,300,000 shares of common stock have been available for distribution under the 2004 Equity Plan in respect of performance shares. Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If performance shares awarded under the 2004 Equity Plan are forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan. So long as the Company's common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock.

(4)
Under the Director Share Purchase Program, each director of the Company can purchase, directly from Dexia Holdings or through "phantom" investments in the Company's DCP or SERP, up to 126,958 shares of common stock. Shares acquired under the Program may generally be put to a Dexia affiliate after a four-year minimum holding period for a price equal to the product of (a) 1.4676 and (b) adjusted book value per share. The number set forth above assumes the current number of directors (12) and deducts shares that they already purchased. These programs are further described in "Item 11. Executive Compensation."

Item 13.    Certain Relationships and Related Transactions.

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

Director Share Purchase Program

        Directors are entitled to purchase up to 126,958 of actual or phantom shares of the Company's Common Stock, as described in "Item 11. Executive Compensation—Director Share Purchase Program."

Other Relationships

        Additional information relating to certain relationships and related transactions is set forth in "Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation."

Item 14.    Principal Accountant Fees and Services.

        Aggregate fees (in thousands) for professional services by PricewaterhouseCoopers LLP invoiced in 2004 and 2003, were:

	2004	2003
Audit	$1,084.5	$1,088.9
Audit related	367.7	276.8
Tax	536.1	446.4

Total	$1,988.3	$1,812.1

        Audit fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits (including value added tax), issuance of comfort letters and consents. Included in this amount is $0.2 million and $0.2 million in fees relating to consents that are reimbursed to the Company by the issuer of FSA-insured deals for the years ended December 31, 2004 and 2003, respectively.

        Audit related fees for the years ended December 31, 2004 and 2003 were for assurance and related services related to the Company's retirement plans and consultations concerning financial accounting and reporting standards.

        Tax fees for the years ended December 31, 2004 and 2003 were for services related to tax compliance, including the preparation of tax returns for expatriates, assistance with tax audits and appeals, and tax services for employee benefit plans.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all non-audit related fees and approves all audit fees paid to the Company's auditors.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

1.

1.    Consolidated Financial Statements

        Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2004 and 2003

    Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements

2.

2.    Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report.

Schedule	Title
II	Condensed Financial Statements of Independent Registrant for the Years Ended December 31, 2004, 2003 and 2002.
The report of the Independent Registered Public Accounting Firm with respect to the above listed financial statement schedule is set forth on page 63 of this Report.
All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

3.

3.    Exhibits

        The following are annexed as exhibits to this Report:

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger dated as of March 14, 2000 by and among Dexia S.A., Dexia Crédit Local de France S.A., PAJY Inc. and the Company. (Previously filed as Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated March 14, 2000, and incorporated herein by reference.)
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
10.1(A)
Amendment No. 6 to the Credit Agreement, dated as of April 25, 2004, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, U.S. Bank, N.A. and The Bank of New York, as agent. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2004 (the "June 0, 2004 10-Q"), and incorporated herein by reference.)
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
10.3(A)
Fifth Amendment to Second Amended and Restated Credit Agreement dated as of April 30, 2004 among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto and Bayerische Landesbank (formerly known as Bayerische Landesbank Girozentrale), acting through its New York Branch in its capacity as Agent. (Previously filed as Exhibit 10.2 to the June 30, 2004 10-Q, and incorporated herein by reference.)
10.4†
1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 17, 2004 and filed on December 17, 2004 (the "December 2004 Form 8-K"), and incorporated herein by reference.)
10.5†	2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004. (Previously filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference.
10.6†
Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001 (the "June 30, 2001 10-Q"), and incorporated herein by reference.)
10.7†
2004 Equity Participation Plan (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K (Commission File No. 1-12644) dated November 18, 2004 and filed on November 23, 2004 (the "November 2004 Form 8-K") and incorporated herein by reference.)
10.8†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.2 to the November 2004 8-K, and incorporated herein by reference.)
10.9†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)
10.10†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.11†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)
10.12†
Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)
10.13†
Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the "December 31, 2000 10-K"), and incorporated herein by reference.)

10.14†
Employment Agreement dated as of July 5, 2004 by and between the Company and Robert P. Cochran. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2004 (the "September 30, 2004 10-Q"), and incorporated herein by reference.)
10.15†	Employment Agreement dated as of July 5, 2004 by and between the Company and Séan W. McCarthy. (Previously filed as Exhibit 10.2 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.16†	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline. (Previously filed as Exhibit 10.3 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.17
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Previously filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2003 (the "June 30, 2003 10-Q"), and incorporated herein by reference.)
10.18	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Previously filed as Exhibit 99.6 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.19	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Previously filed as Exhibit 99.7 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.20	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Previously filed as Exhibit 99.8 to the June 30, 2003 10-Q, and incorporated herein by reference.)
21*	List of Subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
24.1
Powers of Attorney. (Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002 and incorporated herein by reference.)
24.2*	Powers of Attorney.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Security Assurance Inc. and Subsidiaries 2004 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*
Filed herewith.

**
Furnished herewith.

†
Management contract of compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
By:	/s/ ROBERT P. COCHRAN Name: Robert P. Cochran Title: Chairman and Chief Executive Officer Dated: March 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. COCHRAN* Robert P. Cochran	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
/s/ SÉAN W. MCCARTHY* Séan W. McCarthy	President, Chief Operating Officer and Director	March 30, 2005
/s/ JOSEPH W. SIMON* Joseph W. Simon	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 30, 2005
/s/ LAURA A. BIELING* Laura A. Bieling	Managing Director and Controller (Principal Accounting Officer)	March 30, 2005
/s/ DIRK BRUNEEL* Dirk Bruneel	Director	March 30, 2005
/s/ BRUNO DELETRE* Bruno Deletre	Director	March 30, 2005
/s/ ROBERT N. DOWNEY* Robert N. Downey	Director	March 30, 2005
/s/ JACQUES GUERBER* Jacques Guerber	Director	March 30, 2005

/s/ DAVID O. MAXWELL* David O. Maxwell	Director	March 30, 2005
/s/ JAMES H. OZANNE* James H. Ozanne	Director	March 30, 2005
/s/ PIERRE RICHARD* Pierre Richard	Vice Chairman and Director	March 30, 2005
/s/ ROGER K. TAYLOR* Roger K. Taylor	Director	March 30, 2005
/s/ REMBERT VON LOWIS* Rembert von Lowis	Director	March 30, 2005
/s/ GEORGE U. WYPER* George U. Wyper	Director	March 30, 2005

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

Schedule II
Parent Company Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	December 31,
	2004	2003
Assets:
Bonds at market value (amortized cost of $25,301 and $20,397)	$25,684	$20,858
Short-term investments	220	685
Cash	1,058	1,246
Investment in subsidiaries, at equity in net assets	2,811,476	2,389,802
Notes receivable from subsidiary	108,850	152,850
Deferred compensation	112,941	97,571
Deferred taxes	36,843	27,900
Due from subsidiaries	2,519	5,104
Other assets	39,343	34,904

Total Assets	$3,138,934	$2,730,920

Liabilities and Shareholders' Equity:
Notes Payable	$430,000	$430,000
Other Liabilities	28,259	28,529
Due to subsidiaries	5,317	4,441
Deferred compensation	112,941	96,397
Taxes payable	12,460	3,117
Shareholders' equity	2,549,957	2,168,436

Total Liabilities and Shareholders' Equity	$3,138,934	$2,730,920

Condensed Statement of Income
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Investment Income	$7,379	$10,077	$8,161
Net realized gains (losses)	497	(909)	805
Other income (loss)	(21)	(97)	38
Interest and amortization expense	(26,993)	(33,026)	(28,098)
Commissions	—	(703)	(3,300)
Other expenses	(292)	(1,639)	(1,681)
Net unrealized gains (losses) on derivative instruments	1,589	1,638	(2,013)

	(17,841)	(24,659)	(26,088)
Equity in undistributed net income of subsidiaries	355,305	304,412	196,720

Income before taxes	337,464	279,573	170,632
Income tax benefit	26,320	10,833	10,443

Net Income	$363,784	$290,586	$181,075

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Schedule II
Parent Company Condensed Financial Information (Continued)

Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Other operating expenses recovered (paid), net	$(1,271)	$(4,672)	$27
Net investment income received	8,858	10,357	9,007
Federal income taxes received (paid)	—	(3,504)	2,696
Interest paid	(26,850)	(28,367)	(22,710)
Other	1,489	253	1,194

Net cash used for operating activities	(17,774)	(25,933)	(9,786)
Cash flows from investing activities:
Proceeds from sales of bonds	31,600	27,182	24,703
Purchases of bonds	(36,103)	(39,539)	(7,669)
Dividend from subsidiary	30,000	7,857	—
Capital contribution	(29,500)	(37,500)	—
Net decrease (increase) in short-term investments	465	9,754	(9,128)
Other investments	—	1,000	(8,835)

Net cash used for investing activities	(3,538)	(31,246)	(929)
Cash flows from financing activities:
Issuance of notes payable	—	96,673	222,605
Repayment of notes payable	—	(100,000)	(130,000)
Surplus notes redeemed (purchased), net	44,000	60,000	(68,850)
Dividends paid	(22,876)	—	(11,709)

Net cash provided by financing activities	21,124	56,673	12,046
Net increase (decrease) in cash	(188)	(506)	1,331
Cash at beginning of year	1,246	1,752	421

Cash at end of year	$1,058	$1,246	$1,752

        In 2004, 2003 and 2002, the Company's subsidiaries received a tax benefit of $20,164, $10,645 and $18,812, respectively, by utilizing the Company's losses. These balances were recorded as capital contributions.

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Schedule II
Parent Company Condensed Financial Information (Continued)

Condensed Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Reconciliation of net income to net cash provided by operating activities:
Net income	$363,784	$290,586	$181,075
Equity in undistributed net income of subsidiary	(355,305)	(304,412)	(196,720)
Decrease (increase) in accrued investment income	1,373	11	891
Increase (decrease) in accrued income taxes	(10,821)	(14,337)	7,747
Provision (benefit) for deferred income taxes	(8,943)	1,215	2,699
Net realized losses (gains) on investments	(497)	909	(805)
Accretion of bond discount	96	—	—
Change in other assets and liabilities	(7,461)	95	(4,673)

Cash used for operating activities	$(17,774)	$(25,933)	$(9,786)

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

SCHEDULE II
Financial Security Assurance Holdings Ltd. (Parent Company)
Notes to Condensed Financial Statements

1.
Condensed Financial Statements

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto. Certain reclassifications have been made to conform to the 2004 presentation.

2.
Significant Accounting Policies

        The Parent Company carries its investments in subsidiaries under the equity method.

3.
Long-Term Debt

        On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities ("Senior QUIDS") due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

        On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company's $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

4.
Taxes

        In connection with the Dexia group's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.

QuickLinks

TABLE OF CONTENTS
PART I
Net Par Amount and Percentage Outstanding by Program Type
Insured U.S. Municipal Obligations(1)
Non-U.S. Municipal Obligations Insured by Monoline Insurance Companies(1)
Summary of Insured Portfolio As of December 31, 2004(1)
Annual New Business Insured by Obligation Type
Contractual Terms to Maturity of Net Par of Insured Obligations(1)
Asset-Backed Policy Count and Net Par Amount Outstanding(1)
Municipal—Policy Count and Net Par Amount Outstanding
Municipal Insured Portfolio by Jurisdiction
Par Outstanding
Case Basis Loss Reserves
Investment Portfolio by Rating As of December 31, 2004(1)(3)
Summary of Investments
Investment Portfolio by Security Type
Distribution of Investments by Contractual Maturity
Mortgage-Backed Securities Cost and Market Value by Investment Category
Summary of GIC Portfolio
Investment Portfolio by Security Type
Distribution of Investments by Contractual Maturity
PART II
Net Earned and Written Premiums
Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated
U.S. Municipal New Originations
U.S. Asset-Backed New Originations
International New Originations
Financial Products PV NIM Originated
Reconciliation of Net Income to Non-GAAP Operating Earnings
Reconciliation of Book Value to Non-GAAP Adjusted Book Value
Income from Investments
Long-Term Obligations
Financial Security Assurance Holdings Ltd. and Subsidiaries Index to Consolidated Financial Statements and Schedule
Report of Independent Registered Public Accounting Firm
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
PART III
Long-Term Incentive Plans Awards in 2004(1)
Dexia Restricted Stock Awarded In 2004(1)
Part IV
SIGNATURES
Schedule II Parent Company Condensed Financial Information
Condensed Balance Sheets (in thousands)
Condensed Statement of Income (in thousands)
Schedule II Parent Company Condensed Financial Information (Continued)
Condensed Statements of Cash Flows (in thousands)
Schedule II Parent Company Condensed Financial Information (Continued)
Condensed Statements of Cash Flows (Continued) (in thousands)
SCHEDULE II Financial Security Assurance Holdings Ltd. (Parent Company) Notes to Condensed Financial Statements