Form 10-Q
period 2005-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2005-08-11
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

31 West 52nd Street
New York, New York 10019

(Address of principal executive offices)

(212) 826-0100

(Registrant’s telephone number, including area code)

350 Park Avenue
New York, New York 10022

(Former name, former address and former fiscal year,
if changed since last report)

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

At August 10, 2005, there were 33,263,259 outstanding shares of Common Stock of the registrant (excludes 254,736 shares of treasury stock).

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS:
Bonds at fair value (amortized cost of $3,863,970 and $3,662,584)	$4,109,795	$3,914,763
Equity securities at fair value (cost of $54,300 and $54,300)	54,300	54,300
Short-term investments	229,639	321,071
Variable interest entities’ bonds at fair value (amortized cost of $1,274,945 and $1,346,109)	1,274,130	1,346,355
Variable interest entities’ short-term investment portfolio	22,531	1,194
Financial products bond portfolio at fair value (amortized cost of $10,412,884 and $7,914,471)	10,438,133	7,925,072
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908)	—	5,913
Financial products short-term investment portfolio	193,736	268,125
Total investment portfolio	16,322,264	13,836,793
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $70,239 and $151,895)	70,565	157,036
Securitized loans	347,511	371,092
Other	167,928	224,908
Total assets acquired in refinancing transactions	586,004	753,036
Cash	19,239	14,353
Deferred acquisition costs	333,497	308,015
Prepaid reinsurance premiums	759,954	759,191
Investment in unconsolidated affiliate	51,227	49,645
Reinsurance recoverable on unpaid losses	34,231	35,419
Other assets	1,369,925	1,324,355
TOTAL ASSETS	$19,476,341	$17,080,807
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,158,470	$2,095,423
Losses and loss adjustment expenses	189,558	179,941
Guaranteed investment contracts and variable interest entities’ debt	12,848,847	10,734,357
Deferred federal income taxes	240,531	216,619
Notes payable	430,000	430,000
Accrued expenses, minority interest and other liabilities	936,303	874,510
TOTAL LIABILITIES AND MINORITY INTEREST	16,803,709	14,530,850
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	899,912	900,215
Accumulated other comprehensive income (net of deferred income taxes of $93,326 and $91,926)	180,654	177,796
Accumulated earnings	1,591,731	1,471,611
Deferred equity compensation	20,177	23,528
Less treasury stock at cost (254,736 and 297,276 shares held)	(20,177)	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,672,632	2,549,957
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$19,476,341	$17,080,807

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Net premiums written	$143,916	$166,581	$253,418	$283,075
Net premiums earned	$96,254	$101,719	$191,135	$193,929
Net investment income	50,404	41,554	99,850	82,631
Net realized gains (losses)	(34)	(2,916)	(1,129)	(2,421)
Net interest income from financial products and variable interest entities	88,567	45,973	167,079	86,997
Financial products net realized gains	38	—	129	119
Net realized and unrealized gains (losses) on derivative instruments	(19,680)	9,489	(21,704)	22,528
Income from assets acquired in refinancing transactions	7,705	407	14,722	608
Net realized gains from assets acquired in refinancing transactions	(151)	—	5,282	—
Other income	13,331	2,499	18,489	9,856
TOTAL REVENUES	236,434	198,725	473,853	394,247
EXPENSES:
Losses and loss adjustment expenses	6,238	7,665	10,222	15,365
Interest expense	6,708	6,749	13,496	13,497
Policy acquisition costs	16,198	13,821	31,606	28,619
Net interest expense from financial products and variable interest entities	82,657	46,662	159,675	81,308
Other operating expenses	23,867	21,238	50,575	43,051
TOTAL EXPENSES	135,668	96,135	265,574	181,840
Minority interest	(1,838)	(5,285)	(4,242)	(9,888)
Equity in earnings of unconsolidated affiliates	(155)	10,833	1,581	15,719
INCOME BEFORE INCOME TAXES	98,773	108,138	205,618	218,238
Provision for income taxes	23,271	24,933	49,970	50,986
NET INCOME	75,502	83,205	155,648	167,252
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	36,166	(83,021)	13,677	(55,832)
Less: reclassification adjustment for gains included in net income	8,002	(1,926)	10,819	(1,429)
Other comprehensive income (loss)	28,164	(81,095)	2,858	(54,403)
COMPREHENSIVE INCOME	$103,666	$2,110	$158,506	$112,849

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total
BALANCE, December 31, 2004	$335	$900,215	$177,796	$1,471,611	$23,528	$(23,528)	$2,549,957
Net income	—	—	—	155,648	—	—	155,648
Net unrealized gains on investments, net of tax	—	—	2,858	—	—	—	2,858
Purchase of common stock	—	—	—	—	(3,351)	3,351	—
Dividends paid on common stock	—	—	—	(35,528)	—	—	(35,528)
Other	—	(303)	—	—	—	—	(303)
BALANCE, June 30, 2005	$335	899,912	180,654	1,591,731	20,177	(20,177)	2,672,632

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Premiums received, net	$235,202	$283,886
Policy acquisition and other operating expenses paid, net	(162,265)	(132,223)
Recoverable advances recovered (paid)	57	(245)
Losses and loss adjustment expenses reimbursed (paid), net	1,795	(38,210)
Net investment income received	95,603	85,559
Federal income taxes paid	(50,174)	(51,170)
Interest paid on notes	(13,588)	(13,741)
Interest paid on guaranteed investment contracts	(100,920)	(14,546)
Interest received on guaranteed investment contracts portfolio	143,587	27,986
Variable interest entities’ net interest paid	(14,744)	(9,918)
Variable interest entities’ net interest income received	14,357	13,481
Income received from refinanced assets	22,590	11,993
Other	3,292	(8,410)
Net cash provided by operating activities	174,792	154,442
Cash flows from investing activities:
Proceeds from sales and maturities of bonds	561,350	487,435
Purchases of bonds	(722,775)	(666,826)
Net decrease in short-term investments	91,432	61,079
Proceeds from sales and maturities of guaranteed investment contract bonds	2,461,230	1,147,242
Purchases of guaranteed investment contract bonds	(4,826,683)	(2,182,854)
Securities purchased under agreements to resell	(30,000)	175,000
Net increase in guaranteed investment contract short-term investments	74,389	(453,762)
Maturities of variable interest entities’ bonds	67,150	34,212
Net increase in variable interest entities’ short-term investments	(21,337)	(9,757)
Purchases of property, plant and equipment	(23,302)	(979)
Proceeds from sales of assets acquired through refinancing transactions	101,633	—
Paydowns of assets acquired through refinancing transactions	59,222	(14,849)
Other investments	488	(5,336)
Net cash used for investing activities	(2,207,203)	(1,429,395)
Cash flows from financing activities:
Distributions to minority shareholder	(2,300)	—
Dividends paid	(35,529)	(7,625)
Securities sold under repurchase agreements	(5,656)	(29,968)
Proceeds from issuance of guaranteed investment contracts	3,765,402	2,453,295
Repayment of guaranteed investment contracts	(1,662,808)	(1,207,596)
Proceeds from issuance of variable interest entities’ debt	29,650	75,900
Repayment of variable interest entities’ debt	(50,730)	(10,000)
Capital issuance costs	(732)	(590)
Net cash provided by financing activities	2,037,297	1,273,416
Net increase (decrease) in cash	4,886	(1,537)
Cash at beginning of year	14,353	19,460
Cash at end of period	$19,239	$17,923

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSAH” or, together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). FSAH is primarily engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSAH also offers guaranteed investment contracts (“GICs”) through wholly-owned subsidiaries (collectively, the “GIC Subsidiaries”).

The Company is a direct subsidiary of Dexia Holdings, Inc. (“DHI”), which in turn is owned 10% by Dexia S.A. (“Dexia”), a publicly held Belgian corporation, and 90% by Dexia Credit Local, a wholly owned subsidiary of Dexia.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”), Premier International Funding Co. (“Premier”) and Canadian Global Funding Corporation (“Canadian Global”). The majority of Canadian Global’s assets were liquidated and its liabilities satisfied during the third quarter of 2004. The Company refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2005 presentation.

3. LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes loss liabilities based on its estimate of specific and non-specific losses. The Company also establishes liabilities for loss adjustment expenses (“LAE”), consisting of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

The Company calculates a loss and LAE liability based upon identified risks inherent in its entire insured portfolio. If an individual policy risk has a probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is established to account for the inherent credit losses that can be statistically estimated.

Case reserves for financial guaranty insurance companies differ from those for traditional property and casualty insurance companies. The primary difference is that traditional property and casualty case reserves include only claims that have been incurred and reported to the insurance company. In a traditional property and casualty company, claims are incurred when defined events occur, such as an auto accident, home fire or storm. Unlike traditional property and casualty claims, financial guaranty losses arise from the extension of credit protection and occur as a result of credit deterioration of the issuer of the insured obligations over the lives of the insured obligations. Such deterioration and ultimate loss amounts can be projected based on historical experience in order to estimate probable loss, if any. Accordingly, specific loss events that require case reserves include (1) policies under which claim payments have been made and additional claim payments are expected and (2) policies under which claim payments are probable and reasonably estimated, but have not yet been made.

The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimated at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. A case reserve is determined using cash flow or similar models that represent the Company’s estimate of the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted.

The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific reserve, in addition to case reserves, represent the Company’s estimate of total reserves. Generally, when an insured credit deteriorates to a point where claims are expected, a case reserve is established. The establishment of a non-specific reserve for credits that have not yet defaulted is a common practice in the financial guaranty industry, although the Company acknowledges that there may be differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

The Company establishes a non-specific reserve on its entire portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be proven statistically by data such as rating agency publications. The establishment of the reserve is a systematic process that considers this quantitative, statistical information obtained primarily from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish the non-specific reserve are evaluated periodically by comparing the statistically computed loss amount to the incurred losses as represented by case reserve activity to develop an experience factor, which is updated and applied to future originations.

The process results in management’s best estimate of inherent losses associated with providing credit protection at each balance sheet date.

The non-specific reserve amount established considers all levels of protection (e.g. reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the “statistical calculation”). The loss factors used for the calculation are the product of default frequency rates obtained from Moody’s and severity factors obtained from S&P. Moody’s is chosen due to its credibility, large population, statistical format and reliability of future update. The Moody’s default information is applied to all credit sectors or asset classes as described below. In its publication of default rates from 1970-2003, Moody’s tracks bonds over a twenty-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company’s methodology segregates the portfolio into asset classes, including health care transactions, all other municipal transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

The product of the current-year statistical calculation multiplied by the current-year experience factor represents the present value of loss amounts calculated for current-year originations. The experience factor is based on the Company’s inception-to-date historical losses (starting from 1993, when the Company established a non-specific reserve). The experience factor is calculated by dividing cumulative inception-to-date actual losses incurred by the Company by the cumulative inception-to-date losses determined by the statistical calculation. The experience factor that applies to the whole portfolio is reviewed and, where appropriate, updated periodically, but no less than annually.

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

The present value of loss amounts calculated for current-year originations plus an amount representing the accretion of discount pertaining to prior-year originations are charged to loss expense and increase the non-specific reserve after adjustments that may be made to reflect observed favorable or adverse experience. The entire non-specific reserve is available to absorb probable losses inherent in the portfolio. As there are no specific losses provided in the non-specific reserve, there is no identifiable reinsurance recoverable. At the time that a case reserve is identified, the gross loss liability is recognized along with the reinsurance recoverable, if any. The amount of reinsurance recoverable depends on the policy ceded and the reinsurance agreements covering such policy. Management cannot predict which specific policies within the portfolio will emerge as case basis losses. The Company is not entitled to recovery from reinsurers in advance of producing case reserves.

Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually based on a review of the Company’s inception-to-date cumulative case based losses divided by the total inception-to-date cumulative net par underwritten. This inception-to-date result is compared with the product of the non-specific reserves divided by the net par outstanding as of the balance sheet date. In the event that such ratios are not in line, further analysis is performed to quantify appropriate adjustments that may be either income statement charges or benefits.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	June 30, 2005	December 31, 2004
Case reserve discount rate	3.13%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%
Current experience factor	2.0	2.0

Reserving Methodology Industry Practice

Management is aware that there are differences regarding the method of defining and measuring both case reserves and non-specific reserves among participants in the financial guaranty industry. Other financial guarantors may establish case reserves only after a default and use different techniques to estimate probable loss. Other financial guarantors may establish the equivalent of non-specific reserves, but refer to these reserves by various terms such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those used by the Company to determine loss at a given point in time.

Management believes that existing accounting literature does not address the unique attributes of financial guaranty insurance. As an insurance enterprise, the Company initially refers to the accounting and financial reporting guidance in Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). In establishing loss liabilities, the Company relies principally on SFAS 60, which prescribes differing treatment depending on whether a contract is a short-duration contract or a long-duration contract. Financial guaranty insurance does not fall clearly within the definition of either short-duration or long-duration contracts. Therefore, the Company does not believe that SFAS 60 alone provides sufficient guidance for financial guaranty claim liability recognition.

As a result, the Company also analogizes to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), which requires the establishment of liabilities when a loss is both probable and estimable. The Company also relies by analogy on Emerging Issues Task Force Issue 85-20, “Recognition of fees for guaranteeing a loan” (“EITF 85-20”), which provides general guidance on the recognition of losses related to guaranteeing a loan. In the absence of a comprehensive accounting model provided by SFAS 60, industry participants, including the Company, have looked to such other guidance referred to above to develop their accounting policies for the establishment and measurement of loss liabilities. The Company believes that its financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that a portfolio of credit based insurance, comprising irrevocable contracts that cannot be unilaterally changed by the insurer and that match the maturity terms of the underlying insured obligation, contains probable and reasonably estimable losses.

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with financial guaranty industry participants differences in loss recognition practices among those participants. Based on discussions with the SEC staff, the Company understands that the Financial Accounting Standards Board (“FASB”) staff is considering whether additional guidance regarding financial guaranty insurance should be provided. When and if the FASB or SEC reach a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. The Company cannot predict how the FASB or SEC will resolve this issue and the resulting impact on its financial statements.

Until additional guidance is issued, the Company intends to continue applying its existing policy regarding the establishment of both case and non-specific reserves.

The following table presents the activity in the non-specific and case reserves for the first half of 2005. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses
(in millions)

	Non- Specific	Case	Total
December 31, 2004	$99.3	$45.2	$144.5
Incurred	10.2	—	10.2
Transfers	(0.5)	0.5	—
Refinanced transaction reserve adjustment	1.5	—	1.5
Payments and other decreases	—	(0.9)	(0.9)
June 30, 2005 balance	$110.5	$44.8	$155.3

Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

The gross and net par amounts outstanding on transactions with case reserves were $647.7 million and $554.5 million, respectively, at June 30, 2005. The net case reserves consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of total net case reserves. The remaining 11 exposures were in various sectors.

4. DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of credit default swaps (“CDS”) with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded net earned premium under these agreements of $23.8 million and $45.2 million for the three and six months ended June 30, 2005 and $16.8 million and $32.8 million for the three and six months ended June 30, 2004.

Changes in the fair value of CDS, which were losses of $17.2 million and $19.8 million for the three and six months ended June 30, 2005 and gains of $4.9 million and $20.0 million for the three and six months ended June 30, 2004, were recorded in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income. In accordance with Emerging Issues Task Force consensus 02-03 (“EITF 02-03”), unrealized gains or losses at inception of a contract (“Day 1”) may not be recognized unless evidenced by quoted market prices or other current market transactions. In the second quarter of 2005 the Company deferred $15.5 million of Day 1 gains representing the difference between the Company’s valuation model results and contractual terms. This amount will be amortized over the lives of the contracts. The Company included net par outstanding of $73.0 billion and $66.0 billion relating to these CDS transactions at June 30, 2005 and December 31, 2004, respectively, in the asset-backed balances in Note 5. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average remaining life of these contracts is 3.0 years. The net impact of the mark to fair value and the deferred gain on the balance sheet is an asset of $26.8 million at June 30, 2005 and $46.6 million at December 31, 2004.

Designated Hedges

The Company enters into derivative contracts, designated as fair-value hedges, to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses relating to these fair-value hedges are included in net interest income from financial products and VIEs and in net interest expense from financial products and VIEs, as appropriate, along with the offsetting changes in fair value of the hedged items attributable to the risks being hedged. The inception-to-date net unrealized gain on derivatives used to hedge the GIC liabilities and the financial products bond portfolio was $1.7 million at June 30, 2005 and an inception-to-date unrealized loss of $6.2 million at December 31, 2004. The inception-to-date net unrealized gain on the outstanding derivatives used to hedge the VIE debt and VIE bond portfolio of $531.7 million and $590.8 million at June 30, 2005 and December 31, 2004, respectively, was recorded in other assets.

In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risks associated with the exposure being hedged. An effective hedge is defined as a hedge that falls within an 80% to 125% correlation range. The difference between a perfect hedge (i.e., one that correlates exactly 100%) and the actual correlation within the 80% to 125% range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% range. The table below presents the net gain (loss) related to the ineffective portion of the Company’s fair value hedges and net gain (loss) related to failed hedges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ineffective portion of fair value hedges	$0.7	$(3.3)	$0.3	$(1.1)
Failed hedges	2.2	2.2	1.6	1.4

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivatives include swaptions, caps and other derivatives and are used principally as protection against large interest-rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income.

5. OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on asset-backed (including FSA-insured CDS) and municipal obligations. The gross amount of financial guarantees in force (principal and interest) was $637.3 billion at June 30, 2005 and $622.6 billion at December 31, 2004. The net amount of financial guarantees in force was $461.6 billion at June 30, 2005 and $444.5 billion at December 31, 2004. The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance and collateral.

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) included the following amounts by type of collateral (in millions) at June 30, 2005 and December 31, 2004:

	Net Par Outstanding		Ceded Par Outstanding
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Residential mortgages	$28,475	$35,641	$4,082	$4,997
Consumer receivables	9,268	9,540	1,701	2,241
Pooled corporate obligations	72,374	68,340	23,319	26,223
Other asset-backed obligations(1)	9,428	8,829	3,837	3,573
Total asset-backed obligations	$119,545	$122,350	$32,939	$37,034

(1)          Excludes net par outstanding of $10,565 million as of June 30, 2005 and $7,143 million as of December 31, 2004 relating to FSA-insured GICs issued by the GIC Subsidiaries.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio included the following amounts by type of issues (in millions) at June 30, 2005 and December 31, 2004:

	Net Par Outstanding		Ceded Par Outstanding
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
General obligation bonds	$86,825	$77,865	$25,031	$24,278
Housing revenue bonds	7,531	7,628	2,221	2,224
Municipal utility revenue bonds	34,559	33,544	13,458	13,761
Health care revenue bonds	10,418	10,073	7,558	6,972
Tax-supported (non-general obligation) bonds	37,976	36,631	14,911	14,564
Transportation revenue bonds	13,648	12,834	8,712	7,584
Other municipal bonds	18,416	17,629	9,610	9,459
Total municipal obligations	$209,373	$196,204	$81,501	$78,842

6. GIC AND VIE DEBT

The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based upon certain agreed-upon events. As of June 30, 2005, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $100.7 million and include accretion of $847.2 million. VIE debt includes $1,321.1 million of future interest accretion on zero coupon obligations and excludes $347.0 million of hedge accounting adjustments. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2005 and each of the next four years ending December 31, 2006 and thereafter:

Expected Withdrawal Date	Principal Amount
2005	$1,881.3
2006	2,223.6
2007	1,878.1
2008	599.3
2009	981.2
Thereafter	7,005.9
Total	$14,569.4

7. SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. The financial products segment includes the GIC operations of the Company, which issue GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a specified rate. The following tables summarize the financial information (in thousands) by segment at and for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$156,221	$80,213		$236,434
Intersegment	8,512	10,473	$(18,985)	—
Expenses:
External	58,079	77,589	—	135,668
Intersegment	10,473	8,512	(18,985)	—
Income before income taxes	$94,188	$4,585	$—	$98,773
Segment assets	$9,789,792	$11,642,245	$(1,955,696)	$19,476,341

	Three Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$182,998	$15,727	—	$198,725
Intersegment	4,442	6,780	$(11,222)	—
Expenses:
External	78,262	17,873	—	96,135
Intersegment	6,780	4,442	(11,222)	—
Income before income taxes	$107,946	$192	$—	$108,138

	Six Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$331,393	$142,460	—	$473,853
Intersegment	15,952	20,676	$(36,628)	—
Expenses:
External	125,028	140,546	—	265,574
Intersegment	20,676	15,952	(36,628)	—
Income before income taxes	$198,980	$6,638	$—	$205,618

	Six Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$367,009	$27,238	—	$394,247
Intersegment	8,938	13,577	$(22,515)	—
Expenses:
External	151,532	30,308		181,840
Intersegment	13,577	8,938	(22,515)	—
Income before income taxes	$216,669	$1,569	$—	$218,238

The intersegment assets consist of intercompany notes that are in the financial products investment portfolio and GICs issued by the GIC Subsidiaries that are in the financial guaranty investment portfolio. The intersegment revenue relates to interest income on the intercompany assets.

8. OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses, minority interest and other liabilities at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Other Assets:
Fair value of VIE swaps	$531,661	$590,792
VIE other invested assets	152,080	156,540
Deferred compensation trust	110,340	112,941
Tax and loss bonds	112,866	102,193
Accrued interest on VIE swaps	107,986	99,794
Accrued interest income	74,691	63,614
Fair-value adjustments on derivatives	43,921	47,224
Other assets	236,380	151,257
Total Other Assets	$1,369,925	$1,324,355

	June 30, 2005	December 31, 2004
Accrued Expenses, Minority Interest and Other Liabilities:
Payable for securities purchased	$365,990	$262,033
Deferred compensation trust	110,340	112,941
Equity participation plan	91,732	123,382
Minority interest	49,730	50,245
Securities sold under agreements to repurchase	—	5,656
Fair-value adjustments on derivatives	—	6,224
Other liabilities	318,511	314,029
Total Accrued Expenses, Minority Interest and Other Liabilities	$936,303	$874,510

9. EQUITY PARTICIPATION PLAN

In the first quarter of 2005, the Company adopted the 2004 Equity Participation Plan (the “2004 EPP”), which continues the incentive compensation program formerly provided under the Company’s 1993 Equity Participation Plan. The 2004 EPP provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company’s performance over specified three-year performance cycles) and 10% of shares of Dexia S.A. restricted stock. The Dexia S.A. restricted stock component is a fixed plan, where the Company purchases Dexia S.A. shares and establishes a prepaid expense for the amount paid. In the first quarter of 2005, FSA purchased shares for $4.4 million, which is being amortized over the employees’ vesting periods.

10.  SUBSEQUENT EVENTS

The shareholders of SPS (including the Company) have entered into a binding Summary of Terms providing an option to an unaffiliated third party to acquire SPS. The sale is subject to conditions, including execution of definitive agreements, and its closing remains uncertain. Neither the sale nor failure to close the sale is expected to have a material effect upon the Company’s financial condition or results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Management’s principal business objective is to grow the intrinsic value of the Company over the long term. To this end, it seeks to accumulate an insured portfolio of conservatively underwritten municipal and asset-backed obligations and attractively priced guaranteed investment contracts in order to produce a reliable, predictable earnings stream. Strategically, the Company seeks to maintain balanced capabilities across domestic and international asset-backed and municipal markets in order to have the flexibility to pursue the most attractive opportunities available at any point in the business cycle. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

To reflect accurately how management evaluates the Company’s operations and progress toward long-term goals, this discussion employs both measures promulgated in accordance with accounting principles generally accepted in the United States of America (“GAAP measures”) and measures not so promulgated (“non-GAAP measures”). Although the measures identified as non-GAAP in this discussion should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance.

Unless otherwise noted, percentage changes in this discussion and analysis compare the period named with the comparable period of the prior year.

For the second quarter the Company’s total revenues increased 19.0% to $236.4 million. Net income decreased 9.2% to $75.5 million due to prior-period gains from marking insured credit default swaps (“CDS”) to fair-value, partially offset by realized foreign exchange gains in the investment portfolio. For the first half of 2005, the Company’s total revenues increased 20.2% to $473.9 million. Net income for the first half decreased 6.9% to $155.7 million. Gross premiums written declined 28.1% to $169.7 million primarily due to a decline in upfront premiums from municipal business and a one-time return of supplemental premiums. Gross premiums written for the first half decreased 21.6% to $333.7 million. Shareholders’ equity increased 4.8% to $2.7 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Premiums written, net of reinsurance	$143.9	$166.6	$253.4	$283.1
Premiums earned, net of reinsurance	96.3	101.7	191.1	193.9
Net premiums earned excluding refundings and accelerations	80.7	87.2	166.2	171.6

For the second quarter, net premiums earned totaled $96.3 million, a 5.4% decrease. This includes $15.6 million of net premiums earned from refundings and accelerations, which were $14.5 million in the second quarter of 2004. Excluding premiums from refundings and accelerations, second quarter net premiums earned decreased 7.5%, primarily reflecting a decline in asset-backed earned premiums, partially offset by growth in municipal earned premiums.

For the first half, net premiums earned decreased 1.4%. This includes $24.9 million of net premiums earned from refundings and accelerations, compared with $22.3 million in the first half of 2004. Excluding premiums from refundings and accelerations, first-half net premiums earned decreased 3.2%, with a decline in premiums from residential net interest margin (“residential NIM”) securitizations partially offset by net growth in the rest of the business. Residential NIM transactions generally have high premium rates and average lives of less than one year.

Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by Financial Security Assurance Inc. and its insurance company subsidiaries (“FSA”) and the present value of net interest margin originated (“PV NIM originated”) in the financial products segment. The Company generated PV originations of $405.9 million in the six months ended June 30, 2005 and $457.2 million in the six months ended June 30, 2004. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

Present Value of Premiums Originated

The GAAP measure “gross premiums written” captures premiums collected in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. Gross premiums written is not a precise measure of current-period originations because a significant portion of the Company’s premiums are collected in installments. Therefore, to measure current-period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront in the accounting period, which produces the non-GAAP measure “PV premiums originated.”

The Company’s insurance policies and insured credit derivative contracts are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, current-period premium production, as distinct from earned premiums, represents premiums to be earned in the future.

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

PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts at a rate representing the Company’s three-year trailing average insurance investment portfolio return. The estimated installment premium receipts are determined based on each installment policy’s projected par balances outstanding multiplied by its premium rate. The Company’s Transaction Oversight Departments estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its investment portfolio for the previous three years. This serves as a proxy for the return that could be achieved if the premiums had been received upfront.

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

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gross premiums written	$169.7	$236.1	$333.7	$425.6
Gross installment premiums received	(66.3)	(98.4)	(143.2)	(170.4)
Gross upfront premiums originated	103.4	137.7	190.5	255.2
PV estimated future premiums originated	88.5	115.1	181.3	169.3
PV premiums originated	$191.9	$252.8	$371.8	$424.5

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors.

U.S. Municipal Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$17.9	$12.6	$30.2	$23.5
Gross PV premiums originated (in millions)	91.1	136.0	167.9	225.4

Refundings drove municipal new-issue market volume to a record $210.2 billion in the first half of 2005, 10.7% higher than in last year’s first half. Insurance penetration was approximately 61%, compared with 54% in last year’s comparable period. In this environment, FSA insured approximately 24% of the par amount of insured new issues sold year-to-date.

Including both primary and secondary U.S. municipal obligations with closing dates in the second quarter, the par amount insured by FSA increased 42.4%. Although non-GAAP PV premiums originated decreased 33.0%, higher credit quality and lower rating agency capital charges produced attractive returns. The increase in par insured primarily reflected higher volume in the general obligation, other tax-backed, utility and transportation sectors. Tight spreads, arising from low interest rates, and fewer opportunities to insure health care and other high-premium issues combined to produce the decline in PV premiums. For the first half, FSA’s U.S. municipal par originated increased 28.3%, and PV premiums originated declined 25.5%.

U.S. Asset-Backed Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$8.4	$8.2	$12.6	$13.3
Gross PV premiums originated (in millions)	59.0	49.9	119.8	84.8

Second-quarter U.S. asset-backed originations increased 3.0% in par volume and 18.2% in PV premiums originated. Temporary spread widening during the quarter created a window of opportunity in the pooled corporate sector, where premium rates were especially attractive for Super Triple-A credit default swaps with relatively longer average lives. Consumer finance originations also increased. In residential mortgage finance, PV premiums declined primarily due to a decline in net interest margin (residential NIM) securitizations, partly offset by growth in the home equity line of credit (HELOC) sector. For the first half, U.S. asset-backed par insured decreased 5.4%, and the related PV premiums originated increased 41.3%. As previously disclosed, amendments to certain existing transactions at the request of issuers produced additional PV premiums during the first quarter without any corresponding increase in par insured.

International Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$2.4	$2.1	$6.9	$5.3
Gross PV premiums originated (in millions)	41.8	66.9	84.1	114.3

FSA’s second-quarter international par insured increased 11.8%, and PV premium production decreased 37.6%. The growth in par insured came from Triple-A and Super Triple-A CDOs, which tend to have shorter terms and lower PV premiums relative to par than public infrastructure transactions. In the public infrastructure sector, where quarter over quarter variations are common because transactions tend to have long lead times, originations declined versus last year’s second quarter. For the first half, international par insured increased 31.6%, and international PV premiums decreased 26.4%.

Financial Products Originations

The financial products segment, in which the Company conducts business through a group of wholly owned subsidiaries (the “GIC Subsidiaries”), produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

Guaranteed investment contracts (“GICs”) are issued at or converted into LIBOR-based floating- rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the investment revenue and the borrowing cost for the reporting period is the FP NIM.

The Company’s future positive interest-rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years. The non-GAAP measure, “PV NIM,” represents the difference between the present value of the estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest-rate hedges are assumed to be completely effective.

Net interest income and net interest expense are reflected in the condensed consolidated statements of operations and comprehensive income but are limited to current-year earnings. As GIC contracts extend beyond the current period, management considers the non-GAAP measure “PV NIM” to be a useful indicator of future FP NIM to be earned and includes it in adjusted book value (“ABV”) as an element of intrinsic value that is not found in GAAP book value.

For each accounting period, the Company reports the non-GAAP measure PV NIM originated, reflecting its estimate of PV NIM generated by that period’s new business in the financial products segment. The majority of municipal GICs issued by the GIC Subsidiaries relate to debt service reserve funds and construction funds in support of municipal bond transactions. These funds may be drawn unexpectedly, with the result that the actual timing and amount of repayments may differ from the original estimates, which in turn would affect the realization of the estimate of PV NIM originated in a given accounting period. PV outstanding is the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums or FP NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV.

Financial Products PV NIM Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gross present value of net interest margin originated	$21.3	$17.2	$34.1	$32.7

PV NIM originated in the financial products segment increased 23.9% for the second quarter, as demand for FSA-insured GICs remained strong and, on the investment side, asset-backed spreads widened slightly. The Company took the opportunity to acquire some longer term Triple-A assets while continuing to avoid mezzanine positions. The GIC investment portfolio remains very liquid, with a significant portion in short-dated, Triple-A floating-rate instruments.

Operating Earnings

Management uses two key metrics to measure company performance and to calculate long-term incentive compensation and the annual bonus pool. These two metrics—operating earnings and ABV—are both non-GAAP measures.

The Company defines “operating earnings” as net income before the effects of fair-value adjustments for FSA-insured CDS that:

•       have investment-grade underlying credit quality; and

•       must be marked to fair value under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

The Company discloses operating earnings to inform investors of a key measure used by both management and the Board of Directors to assess the Company’s consolidated operating performance and to calculate its employees’ long-term incentive compensation payments. The limitations of the operating earnings metric are the lack of comparability to operating earnings of other companies that may define it differently and the exclusion of variability related to CDS fair-value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or

Super Triple-A (defined as credit quality based on loss protection that is greater than 1.3 times the Triple-A standard), and the Company and its subsidiaries do not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will disappear over the finite terms of the exposures, which are typically five to seven years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s change in fair-value results, do not reflect on the Company’s operating performance in a meaningful way.

Second-quarter operating earnings of $87.3 million were higher than net income because they exclude negative fair-value adjustments totaling $11.8 million, net of taxes ($17.2 million pre-tax) after deferring $15.5 million of pre-tax day 1 gains. The fair-value adjustments primarily reflect a widening of market credit spreads. The fair-value adjustments in the second quarter of 2004 were gains totaling $4.9 million, pre-tax.

First-half operating earnings of $169.0 million were higher than net income because they exclude negative fair-value adjustments totaling $13.4 million, net of taxes ($19.8 million pre-tax), after deferring $15.5 million of pre-tax day 1 gains. The fair-value adjustments primarily reflect a widening of market credit spreads. The fair-value adjustments in the first half of 2004 were gains totaling $20.0 million, pre-tax.

As of June 30, 2005, the balance sheet effect of fair-value adjustments, net of day 1 gains, for insured CDS was an asset of $26.8 million. The average remaining life of the related contracts was 3.0 years. The asset should amortize to zero through income over the remaining lives of the existing contracts.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Net income	$75.5	$83.2	$155.6	$167.3
Less fair-value adjustments of insured CDS, net of taxes	(11.8)	3.3	(13.4)	13.6
Operating earnings	$87.3	$79.9	$169.0	$153.7

Adjusted Book Value

To calculate ABV, the following adjustments, on an after-tax basis, are made to shareholders’ equity (GAAP “book value”):

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

Management considers ABV a reasonable measure of the Company’s intrinsic value, exclusive of franchise value. Book value reflects loss estimates, which are made at the time of contract origination. Additionally, ABV captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above). An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation programs have payments based in part on the ABV growth rate. The limitation of the ABV metric is that it relies on an estimate of the amount and timing of the receipt of future installment premiums and future net interest margin. Actual installment premium receipts could vary from the amount estimated based on variances in the actual insured outstanding debt balances as of the dates used to calculate premiums due. Actual net interest margin results could vary from the amount estimated based on variances in the actual timing and amount of repayments associated with flexible-draw GICs that the Company issues and SFAS 133 adjustments. ABV also excludes the fair value of investment-grade insured CDS.

Adjustments 1, 2 and 3 represent the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above.

Adjustments 1 and 2 in the calculation of ABV together constitute “PV premiums outstanding.” Because debt schedules related to installment transactions change from time to time, management uses PV premiums outstanding to indicate its best estimate of the Company’s present value of future premium revenues (comprising current and prior period originations that have not yet been earned). Critical assumptions underlying adjustment 2 are discussed above under “Business Production—Financial Guaranty Insurance Originations.”

As discussed above under “Business Production—Financial Products Originations,” the Company calculates PV NIM originated (adjustment 3) because net interest income and net interest expense reflected in the condensed consolidated statements of operations and comprehensive income are limited to current-year earnings. The Company’s future positive interest rate spread from outstanding GIC business can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in book value.

In addition, ABV excludes the effect of certain fair-value adjustments that are also excluded from operating earnings (adjustment 5 above). As explained in the preceding discussion of operating earnings, management expects that the financial impact of fair-value adjustments will sum to zero over the finite terms of the related exposures.

Shareholders’ equity was $2.7 billion and non-GAAP ABV was $3.9 billion at June 30, 2005. Over the past twelve months, after taking dividends into account, ABV grew 15.1% excluding unrealized capital gains and losses in the investment portfolio and 17.8% including such gains and losses.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	June 30, 2005	December 31, 2004
	(in millions)
Shareholders’ equity (book value)(1)	$2,672.6	$2,550.0
After-tax adjustments:
Plus net unearned premium revenues	909.1	868.6
Plus present value of net future installment premiums and PV NIM	535.4	497.3
Less net deferred acquisition costs	216.8	200.3
Less fair value adjustments for insured CDS	18.0	31.4
Adjusted book value	$3,882.3	$3,684.2

(1)          Includes the effect of after-tax unrealized gains in the investment portfolio, which were $180.7 million at June 30, 2005 and $177.8 million at December 31, 2004.

Net Investment Income and Realized Gains

Net investment income increased 21.2% in the second quarter of 2005 over the prior year’s second quarter results. The increase primarily reflects higher invested balances in the investment portfolio and the inclusion of XL Financial Assurance Ltd. (“XLFA”) dividends of $2.3 million. In the fourth quarter of 2004, the Company began accounting for its investment in XLFA as an available for sale equity security with dividends recorded in net investment income. Previously this investment was recorded under the equity method of accounting. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the second quarter was 10.3%, versus 9.6% for the comparable prior-year period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the first half was 11.3%, versus 9.5% for the comparable prior-year period.

Losses and Loss Adjustment Expense

Losses and loss adjustment expenses for the second quarter of 2005 were $6.2 million, compared with $7.7 million for the second quarter of 2004. The provision for losses and loss adjustment expenses was $10.2 million in the first six months of 2005 and $15.4 million in the comparable period of 2004. The following table presents the activity in the non-specific and case reserves for the first half of 2005 (in millions). Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
December 31, 2004	$99.3	$45.2	$144.5
Incurred	10.2		10.2
Transfers	(0.5)	0.5	—
Refinanced transaction reserve adjustment	1.5		1.5
Payments and other adjustments	—	(0.9)	(0.9)
June 30, 2005 balance	$110.5	$44.8	$155.3

The gross and net par amounts outstanding on transactions with case reserves were $647.7 million and $554.5 million, respectively, at June 30, 2005. The net case reserve consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 95% of the total net case reserves. The remaining 11 exposures were in various sectors.

Reserves for losses and loss adjustment expenses are discounted when established at risk-free rates at the time reserves are established

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s actual loss experience, its future mix of business and future economic conditions.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	June 30, 2005	December 31, 2004
Case reserve discount rate	3.13%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%
Current experience factor	2.0	2.0

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve and may call their non-specific reserve by a different name (such as, but not limited to, “unallocated losses,” “active credit reserves” or “portfolio reserves”) or may use different statistical techniques than the Company uses to determine loss at a given point in time. Management and the industry expect accounting guidance specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the financial statements at this time.

Other Operating Expenses and Policy Acquisition Costs

For the second quarter, policy acquisition and other operating expenses increased to $40.1 million ($27.0 million after taxes) from $35.1 million ($23.1 million after taxes) in the previous year’s second quarter. During the second quarter the Company recorded a $1.2 million lease termination related to its former headquarters, which it vacated in June of 2005. Also, compensation expense increased because, as disclosed in the first quarter, an annual analysis of employee time allocated to new business production resulted in a lower rate of deferrals. Additionally, as a result of a new accounting interpretation, the Company for the first time charged to expense the put premium fee it pays for the right to issue preferred stock of FSA in connection with a standby capital facility. For the first half of the year, policy acquisition and other operating expenses increased to $82.2 million ($55.2 million after taxes) from $71.7 million ($48.0 million after taxes) in the comparable prior year period. Expenses in the first quarter of 2005 increased due to a similar shift in expenses to non-deferrable cost centers and write-offs of uncollectible receivables, while expenses in the first quarter of 2004, included reversals of prior expense accruals.

Financial Products Net Interest Margin

Net interest margin for the financial products segment was $9.5 million in the second quarter of 2005, compared with $3.6 million in the second quarter a year ago. First-half net interest margin increased to $16.8 million from $8.9 million in last year’s first half. The increases in net interest margin are due primarily to a larger book of GIC business.

NIM shown in accordance with classifications required under GAAP on the condensed consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was $5.9 million for the second quarter of 2005 and $(0.7) million for the second quarter of 2004. The differences between Total NIM and FP NIM relate primarily to the presentation of intersegment transactions and the classification of derivatives and variable interest entities (“VIEs”).

The table below reconciles Total NIM with FP NIM, which is used as a key performance measure of the financial products business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Total NIM	$5.9	$(0.7)	$7.5	$5.8
Reclassification of non-hedge derivatives(3)	(1.6)	3.6	(0.1)	1.5
Reclassification of income related to refinanced transactions(2)	6.2	1.6	11.7	3.9
Variable interest entities NIM (“VIE NIM”)(1)	(1.0)	(0.9)	(2.3)	(2.3)
FP NIM	$9.5	$3.6	$16.8	$8.9

(1)          VIE NIM represents the impact of consolidation of the VIEs on the Total NIM. VIE NIM pertains to the net interest margin derived from transactions executed by FSA Global, Canadian Global and Premier.

(2)          In connection with the Company’s refinancing transactions, the Company obtains funds from the Financial Products (FP) operations to fund claim payments, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the FP segment. The net interest income on intercompany notes is included in FP NIM, but eliminated in the consolidated Total NIM. The GIC Subsidiaries raise funds through the issuance of FSA-insured GICs in the normal course of FP operations.

(3)          Derivative gains and losses are included in FP NIM whether or not they are designated hedges. GAAP requires that derivatives designated as hedges be classified in the condensed consolidated statements of operations and comprehensive income with the underlying item being hedged. Gains and losses on derivatives not designated as hedges are shown under the caption “net realized and unrealized gains (losses) on derivative instruments.”

VIE NIM and FP NIM are combined on the condensed consolidated statements of operations and comprehensive income. Income related to refinanced transactions included in FP NIM is shown as a separate caption on the condensed consolidated statements of operations and comprehensive income.

Net Realized and Unrealized Gains (Losses) on Derivatives

FSA’s business includes insurance of CDS. The net par outstanding was $73.0 billion relating to these transactions at June 30, 2005 and $66.0 billion at December 31, 2004. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax losses of $17.2 million and $19.8 million for the three and six months ended June 30, 2005, respectively, and gains of $4.9 million and $20.0 million for the three and six months ended June 30, 2004. In accordance with Emerging Issues Task Force consensus 02-03 (“EITF 02-03”), unrealized gains or losses at inception of a contract (“Day 1”) may not be recognized unless evidenced by quoted market prices or other current market transactions. In the second quarter of 2005 the Company deferred $15.5 million of Day 1 gains representing the difference between the Company’s valuation model results and contractual terms. This amount will be amortized over the lives of the contracts. The fair-value adjustments for 2005 reflect a widening of market credit spreads. The benefits during 2004 resulted primarily from tightening credit spreads in the CDS market. These adjustments do not indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guarantee. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is primarily the case with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded would be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts is 3.0 years. The net impact of the mark to fair value and the deferred gain on the balance sheet is an asset of $26.8 million at June 30, 2005 and $46.6 million at December 31, 2004. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the Company’s operating performance in a meaningful way.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $7.7 million and $14.7 million in the three and six month periods ended June 30, 2005 and $0.4 million and $0.6 million in the three and six month periods ended June 30, 2004. The increase resulted primarily from the addition of several refinancing transactions in the second half of 2004. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was $1.6 million for the first six months of 2005 and $15.7 million for the same period of 2004. The Company has an investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp. SPS is owned 64.92% by The PMI Group Inc. and 34.06% by the Company, with the remainder owned by individuals. At June 30, 2005, the Company’s interest in SPS had a book value of $51.3 million. At December 31, 2004, the Company’s interest in SPS had a book value of $49.7 million. The Company’s equity in earnings from SPS was $(0.2) million for the second quarter of 2005 and $0.1 million for 2004. The Company’s equity in earnings from SPS was $1.6 million for the first half of 2005 and $0.3 million for the first half of 2004.

The shareholders of SPS (including the Company) have entered into a binding Summary of Terms providing an option to an unaffiliated third party to acquire SPS. The sale is subject to conditions, including execution of definitive agreements, and its closing remains uncertain. Neither the sale nor failure to close the sale is expected to have a material effect upon the Company’s financial condition or results of operations.

The Company has a 13% investment in XLFA in the form of preferred shares. XLFA is a financial guaranty insurance subsidiary of XL Capital Ltd (“XL”). The preferred shares are redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met.

For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock,” the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company’s investment in XLFA has been included in equity securities as an available-for-sale security. The fair value of the investment at June 30, 2005 was $54.3 million.

Variable Interest Entities

The Company applied Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) and consolidated, for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control rights, the Company consolidated another VIE, Premier, beginning July 1, 2003. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of Global Funding and Premier at June 30, 2005 and December 31, 2004 was $2.1 billion and $2.1 billion, respectively. In the third quarter of 2004, the majority of Canadian Global assets were liquidated and all of its liabilities were satisfied. FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Subsidiaries. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At June 30, 2005, $964.0 million was eliminated as a result of such consolidation.

The VIEs are structured as bankruptcy-remote entities. The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global, previously included in the Company’s outstanding exposure, are excluded from the notes to the condensed consolidated financial statements at June 30, 2005.

Taxes

For the first six months of 2005 and 2004, the Company’s effective tax rates were 24.3% and 23.4%, which differ from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd. (“FSA International”). In addition, the effective tax rate was affected by the expected repatriation of earnings of FSA International in 2005 and the elimination of the dividends received deductions related to SPS.

The Company believes it will qualify for beneficial treatment under Section 965 of the Internal Revenue Code, allowing for an 85% dividend received deduction for qualifying dividends, the proceeds of which are invested pursuant to qualifying reinvestment plans. Accordingly, the Company had a deferred tax liability of $6.3 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively. These amounts represent the tax effect on FSA International’s tax dividend distribution capability at June 30, 2005. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will distribute such amounts and, accordingly, provide taxes on such earnings as they accrue.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at June 30, 2005, net of unsettled security transactions, was $14,678.9 million, compared with the December 31, 2004 balance of $12,227.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $271.1 million at June 30, 2005 and $262.8 million at December 31, 2004. These balances exclude the assets in the VIE portfolio, which the Company’s management believes are beyond the reach of the Company.

At June 30, 2005, the Company had, at the holding company level, an investment portfolio of $25.3 million available to fund liquidity needs of its activities outside of its insurance operations. Because the majority of the Company’s operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt by the holding company of dividends or surplus note payments from FSA and upon external financings.

In its financial guaranty business, premiums, investment income and ceding commissions are the Company’s primary sources of funds to pay its operating expenses, insured losses and taxes. In its financial products business, the Company relies on net interest margin to fund its net interest expense and operating expenses. Management believes that the Company’s operations provide sufficient liquidity to pay its obligations. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can liquidate or utilize its investment portfolio as a source of funds in addition to its alternative liquidity arrangements, as discussed further below. The Company’s cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. In addition, payments made in settlement of the Company’s obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. In each of the three years reported, the Company has not drawn on alternative sources of liquidity to meet its obligations, except that the Company has refinanced certain transactions using funds raised through its financial products segment.

FSAH paid dividends of $35.5 million in the first six months of 2005. It did not pay dividends in the comparable period in 2004.

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the state of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income during this period. FSA paid $48.0 million of dividends in the first six months of 2005. There were no dividends paid during the same period of 2004. Based upon FSA’s statutory statements for June 30, 2005, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $44.7 million.

At June 30, 2005, FSAH held $108.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $2.7 million and $5.1 million in surplus note interest in the first six months of 2005 and 2004, respectively.

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, principal of or interest on surplus notes held by FSAH. FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA’s liquidity requirements. The provisions prohibiting acceleration of claims do not generally apply to insured credit default swap transactions, although such transactions are subject to single risk limitations that address liquidity risk associated with acceleration of claims.

FSA has a credit arrangement, aggregating $150.0 million at June 30, 2005, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. If FSA is downgraded below Aa3 and AA- the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At June 30, 2005, there were no borrowings under this arrangement. The Company has renewed this credit arrangement, which will expire April 21, 2006, unless extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,137.9 million at June 30, 2005. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term that will expire on April 30, 2015 and contains an annual renewal provision subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of June 30, 2005.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for FSA Preferred Stock. FSA pays a floating put premium to the trusts. The cost of this facility was $0.4 million for the second quarter of 2005, and was recorded in other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

FSA-insured GICs subject the Company to risk associated with early withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by Standard & Poor’s Ratings Services (“S&P”) or Aa3 by Moody’s Investors Service, Inc. (“Moody’s”), unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A- by S&P or A3 by Moody’s, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

The Company’s financial products operations have a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Subsidiaries. There were no borrowings under this arrangement as of June 30, 2005.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. In addition, S&P has recently changed its criteria for allowing credit for reinsurance from multiline reinsurers absent qualifying structured collateral arrangements satisfying S&P criteria. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under S&P’s capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies in order to restore their assessment of FSA’s capital adequacy.

Capital adequacy is one of the financial strength measures under Moody’s financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four metrics of financial strength relating to the insured portfolio’s credit quality, correlation risk, concentration of risk and capital adequacy. Moody’s assesses capital adequacy by comparing FSA’s claims-paying resources to a Moody’s-derived probability of potential credit losses. Moody’s loss distribution reflects FSA’s current distribution of risk by sector (asset-backed and municipal), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA’s reinsurers, and the term to maturity of FSA’s insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA’s claims-paying resources.

The Company plans to incur approximately $30 million in capital expenditures, net of lease incentives, through the third quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. As of July 31, 2005, the Company had paid approximately $23.1 million related to its new corporate headquarters net of inception to date lease incentives received. The Company has and expects to continue to fund these capital expenditures out of cash flows from operations.

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

Words such as “believes,” “anticipates,” “expects,” “intends” and “plans” and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements.

The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include:

•       changes in capital requirements or other criteria of securities rating agencies applicable to FSA;

•       competitive forces, including the conduct of other financial guaranty insurers;

•       changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;

•       changes in accounting principles or practices that may result in a decline in securitization transactions or impact the Company’s reported financial results;

•       an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its investment portfolio;

•       inadequacy of reserves established by the Company for losses and loss adjustment expenses;

•       disruptions in cash flow on FSA-insured structured transactions attributable to legal challenges to such structures;

•       downgrade or default of one or more of FSA’s reinsurers;

•       the amount and nature of business opportunities that may be presented to the Company;

•       market conditions, including the credit quality and market pricing of securities issued;

•       capacity limitations that may impair investor appetite for FSA-insured obligations;

•       market spreads and pricing on insured credit default swap exposures, which may result in gain or loss due to mark-to- market accounting requirements;

•       prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA; and

•       changes in the value or performance of strategic investments made by the Company.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s market risk since December 31, 2004.

Item 4.                        Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures as of June 30, 2005 were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders.

On May 19, 2005, the Company’s shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved:

•       the election of the following persons to serve as members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified:

Robert P. Cochran (Chairman)
Pierre Richard (Vice Chairman)
Dirk Bruneel
Bruno Deletre
Robert N. Downey
Jacques Guerber
David O. Maxwell
Séan W. McCarthy
James H. Ozanne
Roger K. Taylor
Rembert von Lowis
George U. Wyper; and

•       the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants to audit the Company’s accounts for the year 2005.

Item 6.   Exhibits.

(a)   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
August 11, 2005	By:	/s/ LAURA A. BIELING
		Name:	Laura A. Bieling
		Title:	Managing Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2005 and 2004.