Form 10-K/A
period 2004-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2005-12-19
CIK 913357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10/K)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-12644

Financial Security Assurance Holdings Ltd.

(Exact name of registrant as specified in its charter)

New York	13-3261323
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
31 West 52nd Street, New York, New York 10019
(Address of principal executive offices, including zip code)
(212) 826-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
6 7/8% Quarterly Interest Bond Securities Due 2101	New York Stock Exchange, Inc.
6.25% Notes Due November 1, 2102	New York Stock Exchange, Inc.
5.60% Notes Due July 15, 2103	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2004 was $46,370,344. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company’s common stock were valued under the Company’s director share purchase program on June 30, 2004.

At March 23, 2005, there were outstanding 33,263,259 shares of Common Stock, par value $0.01 per share, of the registrant (excludes 254,736 shares of treasury stock).

Documents Incorporated By Reference

None.

Explanatory Note

This Form 10-K/A for the year ended December 31, 2004 is being filed for the purpose of amending the annual report on Form 10-K of Financial Security Assurance Holdings Ltd. (together with its subsidiaries, the “Company”) to reflect the restatement of the Company’s financial results described herein. The restatement affects Items 1, 6, 7, 7A, 8, 9A and 15 of this report. Except for the foregoing amended disclosures, the information in this Form 10-K/A generally has not been updated to reflect events that occurred after March 30, 2005, the filing date of the Company’s Annual Report on Form 10-K which is being amended hereby, although Item 2, “Properties” and Item 4, “Submission of Matters to a Vote of Security Holders,” have been updated.

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for the years ended December 31, 2002, 2003 and 2004, and the periods ended March 31, June 30, September 30, and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. The Company’s previously issued financial statements for these and prior periods should no longer be relied upon. For a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts, see Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

PART I

Item 1.                        Business.

Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on asset-backed and municipal obligations in domestic and international markets. The financial strength of the Company’s insurance company subsidiaries is rated “Triple-A” by the major securities rating agencies and obligations insured by them are generally awarded “Triple-A” ratings by reason of such insurance. The Company’s principal insurance company subsidiary is Financial Security Assurance Inc. (“FSA”), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal obligations. FSA is licensed to engage in the financial guaranty insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements (“GICs”) through other consolidated affiliates. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

Financial guaranty insurance written by FSA typically guarantees scheduled payments on financial obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or may, at its option, pay such amounts on an accelerated basis. FSA’s underwriting policy is to insure obligations that would otherwise be investment grade without the benefit of FSA’s insurance.

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

Organization

FSA wholly owns FSA Insurance Company (“FSAIC”), which in turn wholly owns Financial Security Assurance (U.K.) Limited (“FSA-UK”) and owns a majority interest in Financial Security Assurance International Ltd. (“FSA International”). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside United States and European markets. FSA-UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. At December 31, 2004, XL Capital Ltd (“XL”) owned a minority interest in FSA International, as discussed further below.

The Company conducts its GIC business through its affiliates FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). The company consolidates the results of the GIC Affiliates. FSACM has conducted substantially all of the Company’s GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”), Premier International Funding Co. (“Premier”), and Canadian Global Funding Corporation (“Canadian Global”). The Company refinances certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated.

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

The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Variable Interest Entities.”

FSA Portfolio Management Inc. (“FSA Portfolio Management”), a wholly owned subsidiary of the Company, is engaged in the business of managing a portion of the investment portfolios of the Company and certain of its subsidiaries. FSA Portfolio Management also owns various strategic and other investments funded from time to time by the FSA group of companies.

Transaction Services Corporation (“TSC”), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions within the insured portfolios of FSA and its subsidiaries.

The Company is a subsidiary of Dexia Holdings, Inc. (“Dexia Holdings”), which, in turn, is owned 90% by Dexia Crédit Local SA (“Dexia Crédit Local”) and 10% by Dexia S.A. (“Dexia”). Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

The Company’s Management Committee manages the Company’s business. The Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer are full-time members of the Management Committee, and the heads of the Municipal Finance, Corporate Finance, International Finance and Financial Products groups serve as part-time members. Bruno Deletre, a director of the Company and a member of the Executive Board of Dexia Crédit Local, is an ex officio member of the Management Committee.

History

When the Company commenced operations in 1985, it was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation, which subsequently changed its name to MediaOne Capital Corporation (“MediaOne”). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Nichido Fire Insurance Co., Ltd. (“Tokio Marine”), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company.

In 1994, the Company completed an initial public offering of common shares, at which time White Mountains Insurance Group, Ltd. (“White Mountains”) (formerly known as Fund American Enterprises

Holdings, Inc.) made an investment in the Company, and the chairman of White Mountains became non-executive chairman of the Company. White Mountains is an insurance holding company.

In 1998, the Company and XL entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd (“XLFA”). In connection with the joint venture, XL acquired a minority interest in the Company. At December 31, 2004, XL owned a minority interest in FSA International and the Company owned a minority interest in XLFA. XL is a major Bermuda-based insurance holding company. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda), Ltd. for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect wholly owned subsidiary of the Company.

On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company’s common stock was converted into the right to receive $76.00 in cash. At December 31, 2004, approximately 99% of the Company’s common stock was held by Dexia Holdings. The other holders are an affiliate of White Mountains and certain directors of the Company who own shares of the Company’s common stock or economic interests therein as described under “Item 11. Executive Compensation—Director Share Purchase Program.” Although the Company’s common stock is no longer listed on the New York Stock Exchange (“NYSE”) as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because debt securities issued by the Company are listed on the NYSE.

At December 31, 2004, the principal executive offices of the Company and FSA were located at 350 Park Avenue, New York, New York 10022. In June 2005, the Company moved its principal executive offices to 31 West 52nd Street, New York, New York, 10019. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Paris, Singapore, Sydney, Tokyo and Bermuda.

Business Objectives

The Company’s business objective is to remain a leading insurer of asset-backed and municipal obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of the following trends:

•       growth of asset securitization;

•       growth of project finance in Europe through expansion of private finance for funding of infrastructure projects;

•       substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation’s infrastructure and continued demand for credit enhancement by individuals who purchase municipal bonds; and

•       growing use of financial guaranty insurance in non-U.S. markets.

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

Business of the Company

The Company is engaged in the financial guaranty business through its insurance company subsidiaries and in its financial products (“FP”) business though its GIC Affiliates and FSAM (collectively, the “FP Segment”).

Financial Guaranty Business

FSA’s insurance is employed in both the new issue and secondary markets. In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For both asset-backed and municipal obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

In the secondary market, FSA’s Triple-A Guaranteed Secondary Securities (“TAGSS”) Program provides insurance for asset-backed obligations trading in the secondary market. Likewise, FSA’s Custody Receipt Program provides insurance for municipal obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of positions they already hold or plan to acquire or to increase the market liquidity of such positions. FSA’s underwriting guidelines require the same underwriting standards on secondary market issues as on new issues, although FSA’s control rights in the event of default are generally more limited.

In many insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer’s funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer’s exposure. In such transactions, FSA typically insures the issuer’s obligations under both the insured securities and the derivative contract.

FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps (“CDS”), including guarantees issued in connection with the Company’s FP Segment. FSA also issues surety bonds under its Sure-Bid program, which provides an alternative to traditional types of good faith deposits for competitive municipal bond transactions.

FSA insures obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a “second-to-pay” basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has reinsured a modest amount of business from other financial guaranty insurers.

The following table indicates the Company’s percentages of par amount (net of reinsurance) outstanding at December 31, 2004 and 2003 with respect to each type of asset-backed and municipal program:

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

(1)          Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Affiliates.

Premiums

FSA takes into account the risk it assumes and its projected return in setting insurance premium rates. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings the issuer of an insured obligation obtains. Competition arises from other insurers and uninsured alternative executions. For insurance on GIC and medium term note transactions, transactions involving “repackaging” of outstanding securities and other transactions, FSA’s premium may be arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

Asset-Backed Obligations

Asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also include payment obligations of counterparties and issuers under synthetic obligations such as CDS and credit-linked notes referencing asset backed securities or pools of securities or other obligations.

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

Asset-backed obligations include funded and synthetic transactions. Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either “pass-through” obligations, which represent interests in the related assets, or “pay-through” obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization or excess cash flow, to cover credit risks associated with the related assets. Synthetic asset-backed obligations generally take the form of CDS obligations or credit-linked notes that reference either an asset-backed security or pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

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

Since the late 1990s, a significant market has developed for funded and synthetic collateralized debt obligations (“CDOs”), which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors.

According to industry sources, the new par volumes since 2000 for each type of funded asset-backed security presented, including securities distributed under Rule 144A under the Exchange Act, were as follows:

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

Association, Inc. (“ISDA”), the notional principal amount of CDS outstanding in world markets were as follows at the dates indicated:

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

(1)          Source: ISDA, February 15, 2005.

According to industry information, the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance directly originated by monoline guarantors since 2000 were as follows:

Asset-Backed Obligations Insured by Monoline Insurance Companies(1)

	United States	Non-U.S.
	(dollars in billions)
2000	$116.1	$55.2
2001	167.1	51.4
2002	165.5	63.2
2003	120.4	45.0
2004	200.0	46.8

(1)          Source: Association of Financial Guaranty Insurers (“AFGI”) web page, July 2005. Includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, excluding municipal obligations. Subject to revision as additional information becomes available.

Since 2000, the global securitization market has significantly expanded year-over-year. The relatively mature U.S. asset-backed market is expected by management to continue to grow over the long term, although not necessarily at the pace of recent years.

Municipal Obligations

FSA insures a range of municipal obligations, including general obligation bonds supported by the issuers’ taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuers’ ability to impose and collect fees and charges for public services or specific projects such as utility revenues. Additional municipal obligations insured by FSA include:

•       project finance obligations, consisting primarily of obligations of special purpose issuers backed by the cash flow from lease or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities; and

•       payment obligations of counterparties under CDS referencing municipal obligations.

Municipal obligations include bonds, notes and other evidences of indebtedness issued by public and quasi-public entities, including states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, and public-housing and transportation authorities. An issuer’s obligation to pay is supported by the issuer’s taxing power in the case of general obligation bonds, and by the issuer’s ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds and public-private infrastructure financings. Certain municipal obligations, including most project finance obligations, include non-municipal credit risks (to swap counterparties, insurance companies, construction companies or other non-municipal credits) and operating risks (such as traffic volume or tuition revenues).

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

Outside the United States, guarantors have increased their presence in public infrastructure finance since 2000. These transactions frequently finance public-private partnerships, such as those authorized by the U.K. Private Finance Initiative.

Since 2000, the annual totals of non-U.S. municipal par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Non-U.S. Municipal Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
(dollars in billions)
2000	$4.1
2001	6.0
2002	8.1
2003	13.9
2004	11.7

(1)          Source: AFGI web page, July 2005. Data is subject to revision as additional information becomes available.

Variable Interest Entities

FSA Global is a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as medium term notes (“MTNs”). FSA Global issues securities at the request of interested purchasers in a process known as “reverse inquiry,” which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. At December 31, 2004, the VIEs had $2.4 billion principal amount of outstanding notes, after elimination of intercompany transactions.

FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third party liquidity). This matched funding structure is designed to minimize the market risks borne by FSA Global and FSA. FSA Global raises funds that are invested with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. FSA Global generally raises funds that are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating borrowing rates, and invests them in FSA-insured obligations that:

•       are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating rates,

•       mature prior to the maturity of the related FSA Global notes and

•       pay a higher or equal interest rate than the interest rate on the related FSA Global notes.

Financial Product Business

GICs

The Company’s FP Segment provides GICs to municipalities and other market participants. FSA insures all GICs issued by the GIC Affiliates. The majority of municipal GICs insured by FSA relate to debt service reserve funds or construction funds that support municipal bond transactions.

Each GIC entitles its holder to receive the return of the holder’s initial principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted. Generally, a municipal bond trustee or issuer will acquire a municipal GIC in order to invest funds on deposit in a debt service reserve fund or construction fund until it needs to use such funds to service debt or fund the payment of project expenses in accordance with the underlying bond documents. Non-municipal GICs insured by FSA include GICs acquired by issuers of credit linked notes and GICs acquired by FSA Global.

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

The GIC Affiliates issue GICs and, on the same terms, lend the funds raised to FSAM. The funds are generally raised at (or converted by FSAM into) U.S. dollar LIBOR-based floating rate obligations. FSAM generally invests the funds in, or converts them into, U.S. dollar LIBOR-based floating rate investments. The investments are generally obligations that would qualify for FSA insurance from a credit perspective. The GIC Affiliates and FSAM generate their gross profits or losses from the difference between the rates at which the GIC Affiliates borrow the funds and the rates yielded by FSAM’s investments. These investments are owned, and the related risk management function is performed, by FSAM.

Insurance in Force

A summary of the Company’s par outstanding by type at December 31, 2004 is as follows:

	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(dollars in millions)
Asset-backed(1)	$158,338	$1,046	$159,384	$37,034	$122,350
Municipal	273,984	1,062	275,046	79,654	195,392
Total	$432,322	$2,108	$434,430	$116,688	$317,742

(1)          Excludes direct par outstanding on intercompany insurance of $7,143 million relating to FSA-insured GICs issued by the GIC Affiliates.

At December 31, 2004, the weighted average life of the direct par insured on these policies was approximately three years for asset-backed and 12 years for municipal obligations.

Asset-Backed and Other Non-Municipal Obligations

FSA’s insured portfolio of asset-backed and other non-municipal obligations is divided into five major categories, which are broadly based on the type of assets backing the insured obligations and include funded and synthetic obligations:

•       Domestic Residential Mortgage Loans.   Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the “sub-prime” sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. FSA also insures “net interest margin” (“NIM”) securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA has generally declined participation in securitizations of so-called “high cost mortgage loans,” characterized by very high interest rates or “points and fees” and subject to restrictive federal and state regulations.

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

•       Domestic Pooled Corporate Obligations.   Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include CDOs, such as “collateralized bond obligations,” “collateralized loan obligations” and comparable risks under CDS obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities. Some CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined “credit events” specified in the CDS. FSA generally addresses these risks by requiring large deductibles as a condition to payment under pooled corporate CDS insured by FSA.

•       Other Domestic Non-Municipal Obligations.   Other domestic non-municipal obligations include bonds or other securities backed by government securities, letters of credit, guarantees by other monoline insurers or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA’s underwriting criteria. Other domestic non-municipal obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are generally secured by a mortgage on property owned by or leased to an investor-owned utility.

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

Municipal Obligations

FSA’s insured portfolio of municipal obligations is divided into eight major categories, which include funded and synthetic obligations:

•       Domestic General Obligation Bonds.   General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes according to value in an amount sufficient to provide for the full payment of the bonds.

•       Domestic Housing Revenue Bonds.   Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first loss guarantees and, in some cases, the general obligation of the issuing housing agency or a state’s “moral obligation” (that is, not a legally binding commitment) to make up deficiencies.

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

•       Domestic Tax-Supported (Non-General Obligation) Bonds.   Tax-supported (non-general obligation) bonds include a variety of bonds that, though not full faith and credit general obligations, are supported by a specific or discrete source of taxation of the issuer, and include tax-backed revenue bonds and general fund obligations of the issuer, such as lease revenue bonds. Tax-backed revenue bonds may be secured by a lien on pledged tax revenues, such as revenues from special taxes, including retail sales and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments levied against property owners, which benefit from covenants by the issuer to levy, collect and enforce collections and to foreclose on delinquent properties. Lease revenue bonds or certificates of participation (“COPs”) are usually general fund obligations subject to annual appropriation or abatement. The projects financed by lease revenue bonds or COPs are generally real property or equipment that, in the case of annual appropriation or abatement leases, FSA deems to serve an essential public purpose (e.g., schools, prisons, courts).

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

Insured Portfolio

A summary of FSA’s insured portfolio at December 31, 2004 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first loss or excess of loss reinsurance.

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

(1)          Excludes intercompany insurance of $7,143 million in net par outstanding and $8,753 million in net par and interest outstanding relating to FSA-insured GICs issued by the GIC Affiliates.

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

(1)          Excludes intercompany transactions of $2.7 billion in 2004, $3.6 billion in 2003, $2.0 billion in 2002 and $0.5 billion in 2001, relating to FSA-insured GICs issued by the GIC Affiliates.

Terms to Maturity

The table below sets forth the contractual terms to maturity of the Company’s policies at December 31, 2004 and 2003:

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

(2)          Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Affiliates.

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

(1)          Excludes intercompany insurance of $7,143 million relating to FSA-insured GICs issued by the GIC Affiliates.

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

Revenues from external customers attributed to the United States and all foreign countries during each of the Company’s last three fiscal years is shown below:

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
	(dollars in thousands)
U.S.	$1,077,735	$837,368	$401,970
International	52,355	32,926	33,290
Total revenues	$1,130,090	$870,294	$435,260

See Note 24 to the Consolidated Financial Statements in Item 8 for revenues from external customers, income before income taxes and total assets by segment.

Issuer Concentration

The Company has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by S&P to estimate the at-risk amount (worst-case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds it insured. In many cases, the Company uses reinsurance to limit net exposure to any one credit. At December 31, 2004, the ten largest net insured asset-backed transactions represented $18.9 billion, or 6.0%, of the total net par amount outstanding, and the ten largest net insured municipal credits represented $9.6 billion, or 3.1%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. However, the Company’s underwriting policies establish single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. In addition to the single risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single credits.

Credit Underwriting Guidelines, Standards and Procedures

Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA’s underwriting policy is to insure asset-backed and municipal obligations that it determines are investment grade without the benefit of FSA’s insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company’s Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards. In addition, FSA’s underwriting policy allows for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default.

FSA’s underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and types of credit support. FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or “spread,” reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements or reinsurance agreements). This overcollateralization or third-party protection need not protect FSA against all risk of loss, but is generally intended to assume the primary risk of financial loss.

Asset-backed obligations insured by FSA often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance based triggers. Asset-backed obligations insured by FSA may benefit from third party protection. Overcollateralization, excess spread or third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default. FSA’s general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the insured obligations. In the CDS sector, however, FSA has insured risks on a “compressed” or “mezzanine” basis in which the obligations insured by FSA are subordinate to more senior uninsured obligations.

FSA’s underwriting guidelines for municipal obligations require that a transaction be rated investment grade by Moody’s or S&P or, in the alternative, that the credit quality of the obligor is considered by FSA to be the equivalent of investment grade. Where the municipal obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the municipal obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the insured obligation.

The rating agencies participate to varying degrees in the underwriting process. Most asset-backed obligations insured by FSA are reviewed prior to issuance by both S&P and Moody’s to evaluate the risk proposed to be insured. In the case of municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. The independent review of FSA’s underwriting practices performed by the rating agencies further strengthens the underwriting process.

The Company’s Risk Management Committee reviews the Company’s insured portfolio on a periodic basis. The Risk Management Committee is comprised of FSA’s Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief Municipal Underwriting Officer and Chief International Underwriting Officer, with FSA’s Chief Executive Officer, President, General Counsel and Chief Financial Officer as ex officio members.

The underwriting process that implements the Company’s underwriting guidelines and standards is supported by FSA’s professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management is required for all transactions.

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

Final transaction approval is obtained from FSA’s Management Review Committee (the “MRC”) for asset-backed transactions and municipal international transactions and from FSA’s Municipal Underwriting Committee (the “MUNC”) for domestic municipal transactions. Subject to applicable limits, a subcommittee of the MRC or MUNC, as applicable, may approve guarantees of transactions in certain sectors. The MUNC and MRC jointly review certain international transactions with municipal credit elements. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. Following approval, the Chair of the applicable underwriting committee may approve minor transaction modifications. Major changes require the concurrence of the applicable underwriting committee.

The MRC is comprised of FSA’s Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer, General Counsel and Associate General Counsel for Asset-Backed Transactions. The Chief Executive Officer, President and General Counsel are not required to participate in MRC meetings for transactions meeting certain criteria.

The MUNC is comprised of FSA’s Chief Executive Officer, President, Chief Municipal Underwriting Officer, a Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsel for Municipal Transactions. The MUNC approval process generally requires approval by at least:

•       the Chief Executive Officer or President,

•       the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and

•       an Associate General Counsel for Municipal Transactions.

Subject to applicable limits, municipal transactions satisfying credit and return requirements may be approved by a committee (the “Demi-MUNC”) comprised of the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations, an Associate General Counsel for Municipal Transactions, and any one of certain managing directors and directors designated by the MUNC. The Demi-MUNC approval process generally requires approval by at least two voting members, with approval by the Chief Municipal Underwriting Officer or Municipal Underwriting Officer required for transactions exceeding a certain size.

Corporate Research

FSA’s Corporate Research Department is comprised of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

FSA’s Transaction Oversight Departments and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Asset-Backed and Municipal Transaction Oversight Departments are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Departments, is responsible for taking remedial actions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter. The Transaction Oversight Departments review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews of asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Departments review transactions to determine the level of ongoing attention required. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Departments and TSC work together with the Legal Department and the Corporate Research Department in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

The Company’s Transaction Oversight Departments categorize all credits by risk of loss to facilitate appropriate allocation of resources to loss mitigation efforts and to efficiently communicate the relative credit condition of any risk exposure, as well as the overall health of the insured portfolio. Each risk in the insured portfolio is designated one of five surveillance rating categories.

Categories I and II represent fundamentally sound transactions requiring routine monitoring. Category III represents transactions with a material deterioration in asset performance, financial health of the issuer, or other factors, but for which losses are deemed unlikely. Active monitoring and intervention is employed for Category III transactions.

Category IV reflects transactions demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable. Category IV is the equivalent of “watch list” by banking industry standards.

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

Legal

The Company’s Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company’s Legal Department is divided into four sectors (asset-backed transactions, municipal transactions, regulatory/reinsurance/corporate and compliance). The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with a counterpart in the financial guaranty department in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by the Company are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by the Company are ordinarily executed without employment of outside counsel. The Legal Department works closely with the transaction oversight and transaction services functions in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters. The Chief Compliance Officer is a member of the Legal Department responsible for preparing quarterly compliance activity reports provided to the Audit Committee of the Board of Directors of the Company.

Competition and Industry Concentration

FSA faces competition from both other providers of and alternatives to third-party credit enhancement. Most securities are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. FSA faces competition from other Triple-A rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”), MBIA Insurance Corp. (“MBIA”), XL Capital Assurance Inc. (“XLCA”) and CDC-IXIS Financial Guaranty (“CIFG”). Although FGIC formerly limited its business primarily to underwriting certain categories of municipal risks, since its change in control in December 2003 FGIC has competed more broadly in asset-backed and municipal sectors it had not previously serviced. Competition is largely based on premium rates, capacity, underwriting requirements and trading levels.

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

Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers provide competition to FSA as providers of credit enhancement for asset-backed obligations. Actions by securities rating agencies in recent years have significantly reduced the number of Triple-A rated financial institutions that can offer a product directly competitive with FSA’s Triple-A guaranty and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance. Nonetheless, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts provided by banks, continue to provide significant competition to FSA. In addition, CDS, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Bank affiliates may participate in the U.S. insurance business, including the financial guaranty insurance business.

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

FSA’s net insurance in force is the outstanding principal, interest and other amounts payable over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by U.S. government securities held in escrow or other qualifying collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders’ surplus and contingency reserves calculated in accordance with statutory accounting practices.

In December 2004, FSA obtained CDS protection on an excess of loss basis (exceeding very large deductibles) providing approximately $17 billion of credit protection on a number of FSA-insured synthetic CDO transactions shadow rated “super- triple A” at inception. Given the high credit quality of the risk transferred to the CDS provider, the main effects of this CDS were to improve FSA’s statutory capital ratios and increase FSA’s margin under regulatory risk limits on aggregate insured exposures.

Set forth below are FSA’s aggregate gross insurance in force, net insurance in force, qualified statutory capital and capital ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry capital ratio at the dates indicated. Net insurance data does not distinguish between quota share reinsurance and first-loss reinsurance. In light of FSA’s use of first-loss reinsurance in the asset-backed and project finance sector, the data below tends to overstate FSA’s risk leverage in comparison with its industry counterparts. Conversely, FSA also insures mezzanine risks and obtains excess-of-loss credit protection in CDS transactions, which reduces FSA’s reported risk leverage. The statutory capital ratio does not reflect the underlying credit quality of the insurance in force, which diminishes the comparative value of the disclosure. Specifically, the credit quality of FSA’s insured portfolio as measured by S&P and Moody’s is generally higher than most of FSA’s industry peers, although FSA’s ratio of net debt service to statutory capital is also generally higher than most of FSA’s industry peers.

	As of December 31,
	2004	2003	2002
	(dollars in millions)
Financial guaranty primary insurers, excluding FSA(1)
Capital ratio	146:1	145:1	148:1
FSA(2)
Gross insurance in force	$633,037	$565,371	$512,233
Net insurance in force	454,359	409,476	365,256
Qualified statutory capital	2,281	2,104	1,876
Capital ratio	199:1	195:1	195:1

(1)          Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer at December 31, 2004, 2003 and 2002.

(2)          Includes gross and net insurance in force relating to FSA-insured GICs issued by the GIC Affiliates of $8,753 for 2004, $5,708 million for 2003 and $3,199 million for 2002.

Reinsurance

Reinsurance is the commitment by one insurance company, the “reinsurer,” to reimburse another insurance company, the “ceding company,” for a specified portion of the insurance risks underwritten by the ceding company in consideration for a portion of the premiums received. The ceding company typically but not always receives a ceding commission to cover the costs of business generation. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

At December 31, 2004, FSA reinsured approximately 27% of its principal amount outstanding. FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

•       meet internal, rating agency and regulatory limits,

•       diversify risks,

•       reduce the need for additional capital, and

•       strengthen financial ratios.

FSA’s reinsurance may be on a quota share, first-loss, or excess of loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess of loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. Treaty reinsurance provides coverage for a portion of the exposure from all qualifying policies issued during the term of the treaty. In addition, FSA employs “automatic facultative” reinsurance that permits FSA to apply reinsurance to transactions it selects subject to certain limitations. The reinsurer’s participation in a treaty is either cancelable annually upon 90 days’ prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer and the occurrence of certain other events, FSA generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA’s treaty reinsurers at December 31, 2004 were Assured Guaranty Re International Ltd. (formerly ACE Capital Re International Ltd.), Assured Guaranty Corp. (formerly ACE Guaranty Corp.), Radian Asset Reinsurance Inc. (successor to Radian Reinsurance Inc., formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance America Corporation, Tokio Marine and XLFA.

Securities rating agencies allow FSA “credit” for reinsurance based on the reinsurer’s ratings. Generally, 95-100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In recent years, a number of FSA’s reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agencies. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

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

FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders’ surplus and contingency reserves (“Statutory Capital”) at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which:

•       FSA-UK reinsures with FSA its retention under its policies after third party reinsurance based on an agreed-upon percentage that is substantially in proportion to the Statutory Capital of FSA-UK to the total Statutory Capital of FSA and its subsidiary insurers (including FSA-UK); and

•       subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK’s annual net incurred losses and expenses exceeds FSA-UK’s annual net earned premiums plus draws on FSA-UK’s equalization reserves to pay incurred losses.

Under this agreement, FSA-UK ceded to FSA approximately 99% of its retention after third party reinsurance of its policies issued in 2004.

Rating Agencies

The value of FSA’s insurance product is generally a function of the “rating” applied to the obligations it insures. The financial strength of FSA and its insurance company subsidiaries is rated “Aaa” by Moody’s and “AAA” by S&P, Fitch Ratings and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

These rating agencies periodically review FSA’s business and financial condition, focusing on the insurer’s underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, as well as the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain FSA’s Triple-A rating. FSA’s ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Moody’s and S&P apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered by the rating agencies in assessing capital adequacy include:

•       capital charges or other assessments of credit risks for FSA’s insured portfolio, including the degree of risk embedded in FSA-insured GICs;

•       the quality of FSA’s investment portfolio;

•       the credit quality of FSA’s reinsurers and the type of reinsurance provided thereby;

•       credit lines and other capital support arrangements (“soft capital”);

•       premium revenues expected to be generated from outstanding policies; and

•       anticipated future new business originations and anticipated future losses.

Given the importance of its ratings to its on-going business, FSA’s underwriting process generally includes an analysis of the impact on rating agency capital adequacy determinations in addition to other measures of creditworthiness. Reference is made to the published reports of Moody’s, S&P and Fitch Ratings regarding the Company, capital adequacy models, the bond insurance business in general and FSA’s standing relative to its industry peers on the basis of capital adequacy and profitability.

Insurance Regulatory Matters

General

FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the insurance laws of the State of New York (the “New York Insurance Law”), and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the “New York Superintendent”) and other state insurance regulatory authorities. The last completed examination was conducted in 2000 for the three-year period ended December 31, 1999. FSA’s accounts are currently under examination for the three-year period ended December 31, 2002; the examination is complete subject to receipt of the final examination report.

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

Under the insurance holding company laws in effect in New York and Oklahoma, any acquisition of control of the Company, and thereby indirect control of FSA and FSAIC, requires the prior approval of the New York Superintendent and the Oklahoma Insurance Commissioner. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that “control” in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

New York Financial Guaranty Insurance Law

Article 69 of the New York Insurance Law (as amended, “Article 69”), a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

Article 69 requires that financial guaranty insurers maintain a special statutory accounting reserve called the “contingency reserve” to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Article 69 requires a financial guaranty insurer to provide a contingency reserve:

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

This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer’s outstanding insured obligations. FSA has in the past sought and obtained releases of excessive contingency reserves from the New York Insurance Department. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves against unearned premiums.

Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of:

•  the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, or

•  the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves, subject to certain conditions.

Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer’s policyholders’ surplus and contingency reserves. Single risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations.

Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared to statutory capital. “Aggregate net liability” is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations.

Dividend Restrictions

FSA’s ability to pay dividends is dependent on FSA’s financial condition, results of operations, cash requirements, rating agency confirmation of non-impairment of FSA’s ratings and other related factors, and is also subject to restrictions contained in the New York Insurance Law and other states. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of:

•  10% of policyholders’ surplus as of its last statement filed with the New York Superintendent; or

•  adjusted net investment income during this period.

Based on FSA’s statutory statements for 2004, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2004 was approximately $84.5 million.

Financial Guaranty Insurance Regulation in Other Jurisdictions

FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA’s Singapore branch. FSA is in the process of seeking branch licenses in Canada (and its respective provinces) and Japan.

U.S. Bank Holding Company Act

Dexia indirectly owns approximately 99% of the Company’s common stock, as described under “Item 1. Business—Organization.” Because Dexia has non-U.S. bank subsidiaries with banking offices in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the “BHC Act”). In general, the BHC Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are “closely related to banking” as determined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Insurance activities such as those conducted by certain of the Company’s subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a “financial holding company” is permitted to engage in a broader range of permissible “financial activities.” “Financial activities” include insurance underwriting and agency activities as well as merchant banking. For a non-U.S. organization to qualify as a “financial holding company,” it, if it has a U.S. banking office, and each of its non-U.S. bank subsidiaries with a U.S. banking office, must be both:

•       “well-capitalized,” which requires a Tier I to risk-based asset ratio of at least 6% and a total capital to risk-based asset ratio of at least 10%, as calculated under home country standards (Tier I, or core, capital includes equity capital less certain intangibles), and

•       “well-managed,” which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least “satisfactory.”

Dexia holds its investment in, and operates, the Company and its subsidiaries under, the “financial activities” authorization permitted to “financial holding companies.”

Investments

In addition to its insurance company assets and other investments (the “Investment Portfolio”), the Company maintains investments from proceeds of FSA-insured GICs (the “GIC Portfolio”) , the portfolio of securities owned by the VIEs (the “VIE Portfolio”) and assets acquired from refinancing transactions.

Investment Portfolio

Management’s primary objective in managing the Investment Portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than triple A. The Investment Portfolio is managed by unaffiliated professional investment managers and the Company’s affiliate FSA Portfolio Management, which manages the majority of the municipal portfolio. The investment management function is overseen by the Investment Committee established by the Company’s Board of Directors.

To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company’s policy is to invest primarily in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset backed securities and mortgage-backed securities. The current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

At December 31, 2004, the Company also had investments in various strategic partners, including:

•       XLFA;

•       creditex, Inc, which operates an exchange for credit-derivative products;

•       TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds; and

•       SPS Holding Corp. (“SPS”) (formerly Fairbanks Capital Holding Corp.), a residential mortgage loan servicer.

On October 4, 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $43.4 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the subsidiary of the Company which owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser.

The weighted average maturity of the Company’s Investment Portfolio at December 31, 2004 was approximately 7.0 years.

The following tables set forth certain information concerning the investment portfolio of the Company:

Investment Portfolio by Rating
As of December 31, 2004(1)(3)

Rating	Percent of Investment Portfolio
AAA(2)	77.8%
AA	19.7
A	2.5
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004. Without giving effect to the FSA guaranty referred to in Note 3 below, the weighted-average rating of the FSA-insured investments was in the A+ range, and all were investment grade.

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

(2)          2004 total excludes the Company’s equity investment in XLFA, which has a fair value of $54.3 million.

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

(2)   2004 total excludes the Company’s equity investment in XLFA, which has a fair value of $54.3 million.

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

(1)          2004 total excludes the Company’s equity investment in XLFA, which has a fair value of $54.3 million.

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	As of December 31, 2004
	Par Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Pass-through securities U.S. Government agency	$202,429	$204,501	$206,494
CMOs—U.S. Government agency	13,016	12,978	13,355
CMOs—non-agency	2,624	2,723	2,661
Total mortgage-backed securities	$218,069	$220,202	$222,510

The Company’s investments in mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations (“CMOs”), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, at December 31, 2004, Triple-A rated CMOs which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

The CMOs held at December 31, 2004 have stated maturities ranging from 1 to 40 years and expected average lives ranging from 1 to 14 years based on anticipated prepayments of principal.

Mortgage-backed securities differ from traditional fixed income bonds because they are subject to prepayments at par value without penalty at the borrower’s option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing interest rates are lower than the rates on the underlying mortgages. When prepayments occur, the proceeds must be reinvested at then current market rates, which may be below the yield on the prepaid securities.

GIC Portfolio

The following tables set forth certain information concerning the GIC Portfolio:

GIC Portfolio by Rating
As of December 31, 2004(1)(2)

Rating	Percent of Investment Portfolio
AAA	81.5%
AA	9.0
A	4.8
Other	4.7
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

(2)          9.1% of the GIC Portfolio is rated AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

Summary of GIC Portfolio

	December 31,
	2004		2003
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(restated)		(restated)
GIC Portfolio:
Taxable bonds	$7,888,647	1.66%	$4,092,963	1.76%
Short-term investments	268,125	1.43	228,812	1.90
Total investments	$8,156,772	1.64%	$4,321,775	1.77%

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to convert interest rates from fixed to floating rate.

Investment Portfolio by Security Type

	As of December 31,
	2004		2003
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(restated)		(restated)
	(dollars in thousands)
Mortgage-backed securities	$2,137,814	1.46%	$202,784	3.32%
Municipal bonds	442,169	1.57	184,560	2.66
U.S. government and agency securities	270,498	1.56	156,700	2.98
Asset-backed and other securities	5,029,447	1.71	3,530,201	1.43
Corporate securities	8,719	2.57	18,718	2.20
Total fixed maturities	7,888,647	1.66	4,092,963	1.76
Short-term investments	268,125	1.43	228,812	1.90
Total investments	$8,156,772	1.64%	$4,321,775	1.77%

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to convert interest rates from fixed to floating rates.

Distribution of Investments by Contractual Maturity

	As of December 31, 2004
Investment Category	Amortized Cost	Fair Value
	(restated)
	(dollars in thousands)
Due in one year or less	$276,837	$276,882
Due after one year through five years	—	—
Due after five years through ten years	77,669	78,332
Due after ten years	635,005	661,078
Mortgage-backed securities	2,137,814	2,149,513
Asset-backed and other securities	5,029,447	5,033,305
Total investments	$8,156,772	$8,199,110

VIE Portfolio

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA’s insurance, at December 31, 2004 was as follows:

VIE Portfolio by Rating(1)

Rating	Percent of Bonds
AAA	2.6%
AA	5.3
A	71.6
BBB	20.5
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

The amortized cost and estimated fair value of bonds in the VIE Portfolio were as follows:

As of December 31, 2004	Amortized Cost	Fair Value
	(restated)
	(dollars in thousands)
Obligations of U.S. states and political subdivisions	$16,007	$16,007
Corporate securities	156,030	157,990
Foreign	56,077	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short term investments	1,194	1,194
Total	$1,343,683	$1,347,549

As of December 31, 2003	Amortized Cost	Fair Value
	(restated)
	(dollars in thousands)
Obligations of U.S. states and political subdivisions	$16,200	$16,200
Corporate securities	175,118	180,380
Foreign	56,451	61,207
Asset-backed securities(1)	1,164,751	1,164,751
Short term investments	11,102	11,102
Total	$1,423,622	$1,433,640

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

	Amortized Cost	Fair Value
	(restated)
Due in one year or less	$184,365	$186,182
Due after one year through five years	28,936	30,985
Due after five years through ten years	—	—
Due after ten years	16,007	16,007
Asset-backed securities (stated maturities of 1 to 18 years)	1,114,375	1,114,375
Total	$1,343,683	$1,347,549

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

•       other factors, most of which are beyond the Company’s control.

The Company cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by the Company speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

Item 2.                        Properties.

At December 31, 2004, the principal executive offices of the Company and FSA were located at 350 Park Avenue, New York, New York 10022, and consisted of approximately 79,000 square feet of office space. In June 2005, the Company moved its principal executive offices to 31 West 52nd Street, New York, New York, 10019. These new headquarters consist of approximately 110,000 square feet of office space.

FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Paris (France), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any material real property.

The Company’s telephone number at its principal executive offices is (212) 826-0100.

Item 3.                        Legal Proceedings.

In the ordinary course of business, the Company and certain subsidiaries have become party to certain litigation. The Company is not subject to any material pending legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On October 29, 2004, the Company’s shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved:

•       fixing the number of directors constituting the Board of Directors at twelve;

•       the election of the following persons to serve as members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified:

Robert P. Cochran

Pierre Richard

Dirk Bruneel

Bruno Deletre

Robert N. Downey

Jacques Guerber

David O. Maxwell

Séan W. McCarthy

James H. Ozanne

Roger K. Taylor

Rembert von Lowis

George U. Wyper; and

•       the Board of Directors’ selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants to audit the Company’s accounts for the year 2004.

On November 18, 2004, the Company’s shareholders executed a Written Consent of Shareholders under which they unanimously approved the Company’s 2004 Equity Participation Plan (the “Equity Participation Plan”), in the form approved by the Board of Directors of the Company.

On May 19, 2005, the Company’s shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved (a) re-election of the members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified and (b) selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants to audit the Company’s accounts for the year 2005.

On September 15, 2005, the Company’s shareholders executed a Written Consent of Shareholders in Lieu of Meeting, under which they unanimously approved amendments to the Equity Participation Plan to allow employees more flexibility in employing restricted stock for payment of withholding taxes associated with restricted stock awards.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchaser of Equity Securities.

On July 5, 2000, the Company completed a merger in which the Company became an indirect wholly owned subsidiary of Dexia, a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. See “Item 1. Business—Organization.” As a consequence of these actions, there is no longer an established public trading market for the Company’s common stock, and bid quotations are not reported or otherwise available.

As of March 2005, the only holders of the Company’s common stock were Dexia Holdings, an affiliate of White Mountains (a major shareholder of the Company prior to the merger); and seven directors of the Company who own shares of the Company’s common stock or economic interests therein as described under in “Item 11. Executive Compensation—Director Share Purchase Program.”

The Company paid a dividend on its common stock of $0.17625 per share for each of the first two quarters of 2002, totaling $11.7 million in aggregate for 2002. During the third quarter of 2002, the Company determined that it would suspend payment of dividends. The Company resumed payment of dividends in May 2004, paying a dividend on its common stock of $0.2275 per share for each of the final three quarters of 2004, totaling $22.9 million in aggregate for 2004. The Company paid dividends of $53.3 million in the nine month period ended September 30, 2005. Information concerning restrictions on the payment of dividends is set forth in “Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions.”

Information about securities authorized for issuance under the Company’s equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management—Securities Available Under Equity Compensation Plans.”

Item 6.                      Selected Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein. The Company has restated its financial statements for 2004, 2003, 2002 and 2001. The restated financial statements reflect the reversal of hedge accounting treatment for certain hedging relationships and other unrelated adjustments. See Note 3 to the Consolidated Financial Statements in Item 8.

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(restated)	(restated)	(restated)	(restated)
	(dollars in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written	$832.0	$895.8	$803.7	$485.6	$372.3
Net premiums written	587.8	614.3	532.7	319.6	218.1
Net premiums earned	395.0	356.4	314.9	231.0	192.1
Net investment income	172.1	154.0	139.1	128.9	121.1
Net income	378.6	298.1	197.0	205.7	63.3	(e)
BALANCE SHEET DATA(a)
Investment portfolio(b)	13,836.8	9,493.2	5,037.4	3,214.1	2,234.9
Total assets(b)	17,081.0	12,407.6	7,045.8	4,309.9	3,148.7
Deferred premium revenue	2,095.4	1,845.0	1,448.2	1,095.0	936.8
Losses and loss adjustment expense	179.9	233.4	223.6	114.4	116.3
Notes payable	430.0	430.0	430.0	330.0	230.0
GIC and VIE debt	10,444.1	6,639.4	2,409.9	601.8	—
Common shareholders’ equity	2,611.3	2,219.2	1,919.4	1,633.8	1,465.7
ADDITIONAL DATA
Qualified statutory capital(c)	2,280.9	2,104.3	1,876.1	1,593.6	1,436.7
Total claims-paying resources(d)	5,230.6	4,657.7	3,819.1	3,217.3	2,805.1
Net par outstanding	317,742.6	289,200.2	263,010.5	217,110.8	154,019.8
Net insurance in force (principal + interest)	444,511.5	403,019.4	364,908.5	300,637.1	225,426.4
Total dividends	22.9	—	11.7	31.1	7.9

(a)           Prepared in accordance with accounting principles generally accepted in the United States of America.

(b)          VIE balances are included beginning July 1, 2003 due to the adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

(c)           Amounts are statutory data for FSA and therefore differ from comparable GAAP amounts.

(d)          Total claims-paying resources refers to a term used by Moody’s to evaluate adequacy of claims-paying resources and credit ratings. Moody’s uses its judgment in making adjustments to some of the measures. The Company provides the adjusted balances. This term represents the sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and money market committed preferred trust securities.

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

Comparing 2004 GAAP results with those of 2003, the Company’s total revenues increased 29.9% to $1,130.1 million, and net income increased 27.0% to $378.6 million. Gross premiums written declined 7.1% to $832.0 million due primarily to a decline in upfront premiums from municipal business. Shareholders’ equity increased 17.7% to $2.6 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Premiums written, net of reinsurance	$587.8	$614.3	$532.7
Premiums earned, net of reinsurance	395.0	356.4	314.9
Net premiums earned excluding refundings and prepayments	350.6	324.9	286.9

Net premiums earned increased 10.8% in 2004 and 13.2% in 2003. Excluding the effects of refundings and prepayments, net premiums earned increased 7.9% in 2004 and 13.2% in 2003. Refundings and prepayments result from interest-rate movements and other factors outside the Company’s control, and no assurance can be given that refundings and prepayments will continue at the recent level. The recent slower growth rate in earned premiums is a function of the relatively higher contribution from U.S. municipal originations, which generally have longer maturities and therefore a slower earnings process.

New Business Production

As explained in detail below, for each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by Financial Security Assurance Inc. (“FSA”) and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $927.2 million in 2004, $894.6 million in 2003 and $881.8 million in 2002. Management believes that by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

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

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Gross premiums written	$832.0	$895.8	803.7
Gross installment premiums received	(332.4)	(345.2)	(321.6)
Gross upfront premiums originated	499.6	550.6	482.1
PV estimated installment premiums originated	353.9	299.9	334.0
PV premiums originated	$853.5	$850.5	$816.1

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

Including both primary and secondary U.S. municipal obligations with closing dates in 2004, FSA’s U.S. municipal par originated declined 10.7%, and the related PV premiums originated declined 10.3%. FSA increased its PV premiums originated in the health care revenue and general obligation sectors during the year, but those increases were offset by declines in the non-general obligation tax-supported sector and various revenue-backed sectors. In 2003, the U.S. municipal par amount insured by FSA increased 6.3%, and PV premiums originated increased 14.8%. Municipal premium rates were strong throughout 2003 due to wider credit spreads than in prior periods.

U.S. Asset-Backed New Originations

	Year Ended December 31,
	2004	2003	2002
Gross par insured (in billions)	$48.6	$15.6	$35.6
Gross PV premiums originated (in millions)	234.2	177.6	196.1

The Company’s U.S. asset-backed gross par insured rose 211% in 2004. The Company’s associated PV premiums originated, which increased 31.9%, did not grow as much as par insured because most of the growth in par volume came from pooled corporate and residential mortgage transactions of Triple-A underlying credit quality. Such high-quality transactions tend to have relatively low premium rates but tend to achieve good returns on equity. In 2003, par originated in FSA’s U.S. asset-backed business declined 56.2%, while PV premiums originated declined 9.4%. Compared with 2002 activity, the Company’s asset-backed business reflected a shift away from large Super Triple-A CDSs, Triple-A tranches of residential mortgage-backed securities and auto loan transactions toward higher premium types of transactions, including Triple-A collateralized loan obligations (“CLOs”) and certain residential mortgage and consumer finance issues.

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

Financial Products Originations

The FP Segment, in which the Company conducts business through three affiliates (the “GIC Affiliates”), produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

Guaranteed investment contracts (“GICs”) are issued at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the investment revenue and the borrowing cost is the FP NIM.

The non-GAAP measure PV NIM represents the difference between present value of the estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest rate hedges are assumed to be completely effective. The Company’s future positive interest rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

Net interest income and net interest expense are reflected in the Statements of Operations and Comprehensive Income but are limited to current-year earnings. As GIC contracts extend beyond the current period, management considers the non-GAAP measure PV NIM to be a useful indicator of future FP NIM to be earned and includes it in adjusted book value as an element of intrinsic value that is not found in GAAP book value. PV NIM represents the difference between the estimated interest to be received on the investments and the estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest-rate hedges are assumed to be completely effective.

For each accounting period, the Company reports the non-GAAP measure PV NIM originated, reflecting its estimate of that period’s new business PV NIM generated by the FP Segment. The majority of municipal GICs issued by the GIC Affiliates relate to debt service reserve funds and construction funds in support of municipal bond transactions. These funds may be drawn unexpectedly, with the result that the actual timing and amount of repayments may differ from the original estimates, which in turn would affect the realization of the estimate of PV NIM originated in a given accounting period. PV outstanding is the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums or FP NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV.

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

Operating Earnings and Adjusted Book Value

In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business under certain non-GAAP performance measures that management refers to as operating earnings and adjusted book value (“ABV”). Management uses these two key metrics to measure company performance and to calculate long-term incentive compensation and the annual bonus pool. Management refers to this information in its presentations with rating agencies and the Board of Directors. While these metrics are not substitutes for reported results under GAAP, management regards operating earnings and adjusted book value as meaningful indicators of operational performance that supplement the information available from GAAP measures. While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings are an important additional tool for providing a more complete understanding of the Company’s results of operations.

The Company defines Operating Earnings as net income before the effects of fair value adjustments for two items:

1.                Interest rate derivatives that are intended to hedge fixed rate assets and liabilities but do not meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) (“economic interest rate hedges”); and

2.                FSA-insured credit default swaps (CDS) that have investment grade underlying credit quality and that must be marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to interest rate hedges arise in both the financial guaranty and financial products business segments, caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest flow.

Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-market value of open futures positions is added back to operating earnings.

CDS contracts are generally non-cancelable prior to maturity, and the Company views insured CDS risks as comparable to other insured risks. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured for economic losses (in excess of some agreed-upon deductible) related to specified reference obligations, primarily pools of corporate debt securities or bank loans, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In the event a CDS were to migrate below investment grade, the fair-value impact would be fully reflected in operating earnings.

Operating earnings are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The Company’s operating earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company’s operating earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, should not compare the Company’s performance with that of other financial guaranty companies based upon operating earnings. Operating earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company’s board of directors and rating agencies to assess performance.

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, in reversing the unrealized gains and losses that result from SFAS 133, on derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation presents the economic substance of its FP Segment and FSA Global business, the presentation understates earnings volatility.

Operating earnings results also exclude earnings variability related to CDS fair value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A (defined as credit quality based on loss protection which is greater than 1.3 times the Triple-A standard), and the Company and its subsidiaries do not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will sum to zero over the finite terms of the exposures, which are typically five to ten years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s change in fair-value results, should not influence a measure of the Company’s operating performance.

Operating earnings increased 22.6% in 2004 and 21.4% in 2003.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
	(dollars in millions)
Net income	$378.6	$298.1	$197.0
Less fair-value adjustments for economic interest rates hedges	17.6	11.1	13.9
Less fair-value adjustments for insured CDS, net of taxes	37.7	23.4	(34.1)
Operating earnings	$323.3	$263.6	$217.2

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

5.                elimination of the effect of fair-value adjustments for insured CDS;

6.                elimination of the fair-value adjustments for economic interest rate hedges; and

7.                elimination of unrealized gains or losses on investments.

Management considers ABV a measure of the Company’s intrinsic value, exclusive of franchise value. Book value reflects an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable and represent a claim to future cash flows. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the ABV growth rate.

The limitation of the ABV metric is that it reflects certain assets and liabilities and accelerated realization through equity, and relies on an estimate of the amount and timing of the receipt of installment premiums and future net interest margin. Actual installment premium receipts could vary from the amount estimated based on the actual insured outstanding debt balances as of the future dates used to calculate those premiums due. Actual net interest margin results could vary from the amount estimated based on variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value of investment-grade insured CDS and the fair value of derivatives that hedge interest rate risk but do not qualify for hedge accounting under SFAS 133.

Adjustments 1, 2 and 3 above represent the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Adjustment 4 reflects the realization in equity of deferred costs associated with the origination of premiums.

Adjustments 1 and 2 above in the calculation of ABV together represent the Company’s best estimate of the Company’s present value of its future premium revenues (comprising current- and prior-period originations that have not yet been earned). Debt schedules related to installment transactions change from time to time. Critical assumptions underlying adjustment 2 are discussed above under “New Business Production—Financial Guaranty Insurance Originations.”

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM (adjustment 3 above) because net interest income and net interest expense reflected in the statement of operations are limited to current-year earnings. The Company’s future positive interest rate spread from outstanding GIC business can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in U.S. GAAP book value.

Through adjustments 5 and 6 above, ABV excludes the effect of certain items that are also excluded from operating earnings. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP Segment and Global Funding portfolio, although they do not meet SFAS 133 hedge accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed rate assets or liabilities. Therefore, the fair value adjustments’ financial impact is expected to sum to zero over the derivatives’ holding term. In addition, ABV excludes the effect of fair value adjustments made to investments and reflected in other comprehensive income (OCI) rather than net income. As the objective is to optimize long term stable earnings, management generally seeks to minimize turnover and therefore unrealized investment gain or loss is subtracted from book value to exclude such component from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity was $2.6 billion and non-GAAP ABV was $3.5 billion at December 31, 2004. During 2004, ABV grew 15.6%.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of December 31,
	2004	2003
	(restated)	(restated)
	(dollars in millions)
Shareholders’ equity (book value)	$2,611.3	$2,219.1
After-tax adjustments:
Plus net unearned premium revenues	868.6	747.2
Plus present value of net future installment premiums and PV NIM	497.3	424.1
Less net deferred acquisition costs and goodwill	200.3	185.3
Less fair value adjustments for insured CDS	31.4	(6.3)
Less fair-value adjustments for economic interest rate hedges	63.8	35.8
Less unrealized gains on investments	199.8	164.6
Adjusted book value	$3,481.9	$3,011.0

Net Investment Income and Realized Gains

Net investment income increased 11.7% in 2004, primarily due to higher invested balances arising from new business writings, partially offset by lower reinvestment rates stemming from the low interest-rate environment during the year. Net investment income increased 10.7% in 2003 from that of the prior year, primarily due to higher invested balances arising from new business writings. For further discussion, see “Liquidity and Capital Resources,” below.

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

During 2004, the Company charged $20.6 million to loss expense, consisting of $25.0 million for originations of new business and accretion on in-force business and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases primarily related to favorable experience in the CDO portfolio. The non-specific reserve decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to case reserves of $30.7 million offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to (1) a large, voluntarily accelerated transaction that had a $34.3 million payment and (2) reclassifications from reserves to asset valuation accounts for refinanced transactions of $13.9 million offset by transfers from the non-specific reserve of $30.7 million. See Note 23 to the Consolidated Financial Statements in Item 8.

During 2003, the Company charged $34.5 million to loss expense, comprising $9.2 million related to the CDO portfolio discussed below, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years’ reserves. The non-specific reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the non-specific reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the non-specific reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet. See Note 23 to the Consolidated Financial Statements in Item 8.

In the second quarter of 2002, as part of the Company’s ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value “deterministic” approach was utilized to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those defaults to a cash flow model using (i) a timing sequence dependent on the portfolio’s rating and maturity composition, (ii) an estimate of collateral recovery values for severity and (iii) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991/1992 and, as a result, management utilized the Moody’s idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody’s 30-year average default rate. The per-period default rate was calculated based on the Moody’s weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody’s average recovery rates (observed since 1982) downward to reflect more recent adverse observations.

At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (i) an increase in the Company’s non-specific reserve ($31.0 million) and (ii) amounts already existing in its non-specific reserve ($20.5 million), including non-specific reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company’s non-specific reserve resulted in a corresponding increase to losses and loss adjustment expenses in the Statements of Operations and Comprehensive Income of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio, resulting in an increase to loss expense and a corresponding increase to the non-specific reserve. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. As a result, the Company does not expect to be required to pay claims on these transactions for several years, but may elect to do so at earlier dates at its discretion. In some cases since 2002, the Company has elected to pay claims earlier than required. Application of this methodology resulted in recording $68.8 million in gross case reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case reserves in 2002. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the non-specific reserve in order to reflect its recent adverse experience. As a result, the non-specific reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than the approximately $14.9 million that would have been accrued using the prior assumptions.

During 2002, the Company increased its non-specific reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for origination of new business and $3.4 million was for accretion of the discount on prior years’ reserves. Also during 2002, the Company transferred to the non-specific reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the non-specific reserve to case reserves.

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

The primary estimates affecting the statistical calculation are (a) probability of default and (b) severity of loss given default. The Company applies its experience factor to the statistical calculation to reflect actual loss experience in terms of both frequency and severity. Historically, defaults on guaranteed obligations have been infrequent, but the size of resulting claims have varied widely due to both the differing sizes of the obligations guaranteed and the significant variability of the severity experienced. Severity represents the magnitude of loss, which is calculated as par guaranteed minus total recoveries, expressed as a percentage of par guaranteed. Recoveries include salvage value of assets and amounts due from reinsurers. Actual claim frequency and severity experience may evolve over time, affected by many factors, including changes in the insured portfolio’s distribution across sectors and underlying ratings, as well as changes in the economy and the political environment. The Company’s loss reserving methodology is designed to reflect these factors. Changes in the sectors and underlying credit quality of the transactions are captured in the formula directly, while changes in the economy and political environment are captured in the experience factor.

Given the broad diversification of FSA’s insured portfolio, management believes that a systemic shift in overall portfolio quality is unlikely to occur except in a catastrophic economic environment. It is therefore necessary to look at particular sectors when examining the sensitivity of the insured portfolio to changes in underlying loss assumptions. Management believes that different analyses are required for the two broad sectors of the insured portfolio, asset-backed obligations and municipal credits.

Asset-backed obligations insured by FSA are secured by pools of assets. While the assets in a given transaction are generally of one type (such as automobile loans, residential mortgage loans, etc.), they are diversified within that asset type. Due to characteristically low default frequency, losses on insured asset-backed transactions have been manageable in management’s view, despite variability.

Management believes severity is not the primary determinant of possible loss in a portfolio of insured asset-backed obligations. Since introducing a non-specific reserve in 1993, actual aggregate losses have been reasonably consistent with management’s expectation in the majority of asset-backed categories, including insured obligations collateralized by automobile loan or residential mortgage debt of non-prime borrowers. The one exception involved senior bonds issued in 1998 and 1999 in connection with structured CDOs. In such a structure, the bonds insured by FSA are in second-loss positions, meaning that there are uninsured, subordinate bondholders or equity investors who must lose all of their investment outstanding at the time of default or earlier trigger event before the FSA-insured bonds become subject to loss. These transactions were structured to FSA’s requirement that the first-loss position provide FSA an investment-grade level of protection. The underlying assets supporting the insured obligations were pools of corporate bonds individually rated below investment grade. In this structure, multiple credits must fail before claims are triggered. In 2002, credit quality deteriorated across a broad spectrum of the corporate market, which led to projected claims on these transactions and charges to FSA’s income statement, as well as an increase in the Company’s loss experience rate. Yet even under this unprecedented stress scenario, the severity of the largest single loss was relatively modest.

Accordingly, management considers default frequency the relevant factor driving adverse loss experience in the asset-backed sector and believes that a reasonably possible adverse change in default frequencies would not result in a material adverse adjustment to the non-specific loss reserve.

Current asset-backed case reserves could vary from the current estimate of loss. In particular, the deterministic model used to determine case reserves for CDO transactions utilizes average cumulative default rates produced by a Monte Carlo simulation and applies those defaults to a cash flow model. While CDO exposures are affected by multiple variables, including default rates, collateral recovery rates, changes in interest rate movements and the prepayment speeds of the collateral, management believes default frequency is the key determinant of loss. Holding all other variables constant and assuming only that the CDO’s underlying corporate debt instruments were to default at a higher rate than the Monte Carlo average default rate, actual losses would exceed the current estimate. Applying a higher frequency of default, observed at the 90% confidence level, would result in additional present value loss of $30 million.

To assess sensitivity to changes in loss assumptions in the municipal insured portfolio, management believes that categories of municipal risk other than the health care sector should not result in a material adverse change to the estimate of loss under a reasonably possible scenario. Management believes that a material adverse change in loss is reasonably possible to occur in the health care sector. While the Company has not experienced a loss in this sector, the potential severity of health care losses is comparatively high. Hospital facilities are single-purpose assets and a failing health care issuer is likely to be liquidated or acquired. If there is collateral associated with a health care credit, it is generally in the form of a hospital facility, the value of which is primarily driven by the community’s need for that facility. The more hospitals competing in a community, the more fragile the value of the hospital collateral is likely to be in a stress scenario. FSA addresses the severity risk in this sector through internal policies that limit exposure to any single credit.

In a recently issued S&P scenario analysis, S&P assumed 75% loss severity for health care credits, which means that a loss would equal 75% of par insured. If losses of this severity occurred in both the lowest rated single-site hospital exposure and the lowest-rated hospital system exposure in FSA’s insured portfolio, the loss would be as much as $48 million on a pre-tax basis, net of reinsurance.

A material adverse change from management’s current estimate of loss for municipal transactions with case reserves is considered unlikely because the only such case reserve is set near the full policy amount.

FSA management believes that the liability it carries for losses and loss expenses are adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the Company’s probability of default and its severity of loss and there can be no assurance that the liability for losses will not exceed such estimates.

The sensitivities described above are hypothetical and should be used with caution. The effect of variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve in the manner described above, may call their non-specific reserve by a different name, such as, but not limited to “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques than the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the financial statements at this time. See Note 2 to the Consolidated Financial Statements in Item 8.

At December 31, 2004, the reinsurance recoverable on unpaid losses from reinsurers and ceded par outstanding, by Standard & Poor’s Ratings Services (“S&P”) rating levels, are as follows:

Reinsurer’s S&P Rating	Reinsurance Recoverable	Ceded Par Outstanding
	(dollars in millions)
AAA	$11.9	$34,193.8
AA	23.5	65,147.0
A	—	17,552.7
Not currently rated	—	26.9
Total	$35.4	$116,920.4

Interest Expense

Interest expense was $27.0 million in 2004, $33.0 million in 2003 and $28.1 million in 2002. For further discussion, see “Liquidity and Capital Resources” below.

Other Operating Expenses

Other operating expenses for 2004 increased 23.3% from that of the previous year. The increase relates primarily to increased personnel costs. The corresponding 27.4% increase in other operating expenses for 2003 is related primarily to higher personnel costs. For additional discussion, see Note 11 to the Consolidated Financial Statements in Item 8.

Financial Products Net Interest Margin

For the FP Segment, FP NIM was $27.6 million in 2004, $8.9 million in 2003 and $3.5 million in 2002. The increases in FP NIM are related primarily to an increasing book of GIC business since commencing operations at the end of 2001. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was negative $70.7 million for 2004, negative $37.1 million for 2003 and negative $2.6 million for 2002, and primarily represents fixed rate liabilities (which are swapped to a floating rate obligation) funding floating rate assets. The differences between

Total NIM and FP NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and variable interest entities (“VIEs”) NIM, as discussed further below.

The table below reconciles Total NIM with FP NIM, which management uses as a key performance measure of the financial products business.

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
	(dollars in millions)
Total NIM	$(70.7)	$(37.1)	$(2.6)
Realized net interest from hedges of fixed rate assets and liabilities included in realized and unrealized gains (losses) on derivative instruments	79.7	25.2	0.5
Intersegment income related to refinanced transactions	24.8	24.1	5.6
VIE NIM(1)	(4.8)	(3.3)	—
Inter-company adjustments	(1.4)	—	—
FP NIM	$27.6	$8.9	$3.5

(1)          VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

Realized interest income and expense associated with economic interest rate hedges is an element of derivative gains and losses added back to calculate FP NIM. Derivatives designated as hedges are classified in the statements of operations and comprehensive income with the underlying item being hedged. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Unrealized derivative gains and losses are excluded from FP NIM.

Intersegment income relates primarily to intercompany notes held in the FP bond portfolio. In connection with the Company’s refinancing transactions, the Company obtains funds from the FP operations to fund claim payments, as discussed further in Note 23 to the Consolidated Financial Statements in Item 8, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the FP Segment. The net interest income on intercompany notes is added to FP NIM, but is not included in the consolidated Total NIM.

VIE NIM and FP NIM are combined on the statements of operations and comprehensive income. VIE NIM pertains to the net interest margin derived from transactions executed by FSA Global Funding Limited (“FSA Global”), Canadian Global Funding Corporation (“Canadian Global”) and Premier International Funding Co. (“Premier”). As the VIE NIM is considered part of the financial guaranty segment and not the FP business line, this NIM component is subtracted to calculate FP’s NIM. See Note 26 to the Consolidated Financial Statements in Item 8.

Net Realized and Unrealized Gains (Losses) on Derivatives

FSA’s business includes insurance of CDS referencing diversified pools of obligations. The net par outstanding was $66.0 billion relating to these transactions at December 31, 2004 and $63.8 billion at December 31, 2003. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guarantee contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax income of $56.4 million for 2004 and $34.8 million for 2003 and losses of $50.2 million for 2002. The benefits during 2004 and 2003 resulted primarily from tightening credit spreads in the CDS market, while the charge for 2002 resulted primarily from widening credit spreads in that market. Neither of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guarantee. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty and any “gain” recorded would be reversed by an equal “loss” over the remaining life of the transaction. The average life of these contracts is 2.9 years. The inception-to-date gain (loss) on the CDS portfolio was $46.6 million at December 31, 2004 and $(9.8) million at December 31, 2003. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

During the first half of 2002, FSA’s insured portfolio contained a portfolio of CDS on 100 corporate names (each rated investment grade at inception of the swap), with $10 million of exposure per name, for which the Company had first-loss exposure. This “single- name CDS program” was the only transaction of its kind in the insured portfolio. In the third quarter of 2002, the Company terminated its exposure under this program in exchange for paying termination costs of $43.0 million. The charge was included in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income during 2002.

The Company utilizes interest rate derivatives to convert assets and liabilities with fixed interest rates to floating rates. All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting under SFAS 133 are recognized immediately in the statements of operations and comprehensive income under the caption net unrealized and realized gains and losses on derivatives. Hedge accounting is applied to derivatives designated as hedging instruments in a fair value hedge provided certain criteria are met.

The following table details the income statement activity within the “Net Realized and Unrealized Gains (Losses) on Derivative Instruments.” It should be noted that VIEs were only consolidated beginning in the third quarter of 2003.

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
	(dollars in millions)
VIE and FP derivatives	$181.1	$69.4	$(4.6)
CDS mark to fair value (net)	56.4	34.8	(50.2)
Single-name termination fee	—	—	(43.0)
Foreign currency exchange gain	91.3	118.3	—
Other (net)	0.5	4.9	0.4
Total realized and unrealized derivative gains (losses) (net)	$329.3	$227.4	$(97.4)

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $31.6 million in 2004, $25.3 million in 2003 and $6.3 million in 2002. The significantly higher amounts in 2004 and 2003 than in 2002 were due to the refinancings of several insured transactions whereby the Company accelerated claims payment on transactions that had experienced events of default and acquired the obligations or underlying collateral in order to mitigate future claims.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax loss of $3.3 million in 2004 and pre-tax income of $5.5 million in 2003 and $54.4 million in 2002. As of December 31, 2004, the Company had an investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp. SPS was owned 64.92% by The PMI Group Inc. and 34.06% by the Company, with the remainder owned by individuals. At December 31, 2004, the Company’s interest in SPS had a book value of $49.6 million. At December 31, 2003, the Company’s interest in SPS was $46.4 million, of which $7.6 million represented goodwill. The Company’s equity in earnings from SPS was a pre-tax loss of $7.1 million in 2004, a pre-tax loss of $13.5 million in 2003, and pre-tax income of $13.8 million in 2002.

SPS’s business is subject to regulation, supervision and licensing by various federal, state and local authorities that have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (“FTC”) informed SPS that it was investigating whether SPS’s loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. Certain of SPS’s shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS’s servicing operations.

On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC’s civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes restrictions on SPS’s business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. In the second quarter of 2004, the Company made a $10.3 million additional equity investment in SPS to fund a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC’s settlement agreement with SPS.

In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of “Average.” While management believes book value approximates fair value, the Company continued to monitor the value of its investment in SPS. The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements.

FSA’s 13% investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged pre-tax $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock,” the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company’s 15% investment in XLFA is included in equity securities as an available-for-sale security. The fair value of the investment at December 31, 2004 was $54.3 million.

Variable Interest Entities

Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ VIEs for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the insured obligations. FSA’s participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the “risks and rewards” associated with the performance of the VIE’s assets. Specifically, as issuer of a financial guaranty insurance policy insuring the VIE’s obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA’s underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE’s assets typically serving as the source of such premium, thus providing some of the “rewards” of the VIE’s assets to FSA. VIEs are also employed by FSA in connection with “repackaging” of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA. The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which “risks and rewards” associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company’s outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, the assets and liabilities of these VIEs, except for refinanced transactions discussed below and in Note 23 to the Consolidated Financial Statements in Item 8, have not been consolidated with those of the Company for financial reporting purposes because the Company is not the primary beneficiary.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

The Company consolidates FSA Global, Canadian Global and Premier. The adoption of FIN 46 on July 1, 2003 resulted in a $1.9 billion aggregate increase in total assets and total liabilities. The differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax in 2003. During the third quarter of 2004 the majority of the assets of Canadian Global were liquidated and its liabilities satisfied. There was no income statement effect from consolidating FSA Global and Premier. FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At December 31, 2004, $961.9 million was eliminated as a result of such consolidation. The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global or Canadian Global are excluded from the Notes to the Consolidated Financial Statements for the years ended December 31, 2004 and 2003. In addition, the Company refinances certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. See Note 23 to the Consolidated Financial Statements in Item 8.

Taxes

The effective tax rates were 19.0% in 2004, 22.2% in 2003 and 16.3% in 2002, which differ from the statutory rate of 35% due primarily to tax-exempt interest income, income from Financial Security Assurance International Ltd. (“FSA International”), and minority interest, with the White Mountains indemnity payment (see below) being an additional difference in 2004. In addition, the effective tax rate was affected by the expected repatriation of earnings of FSA International in 2005.

The American Job Creation Act of 2004 was enacted on October 22, 2004, which added new Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25% provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provides guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and has accordingly accrued a deferred tax liability and expense of $5.3 million at December 31, 2004. This amount represents the tax effect on FSA International’s tax dividend distribution capability at December 31, 2004. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will incur taxes whether or not such earnings are distributed.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable as of December 31, 2004, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.

In the third quarter of 2002, the Company changed its method of taxing its equity in earnings from SPS, an unconsolidated affiliate of the Company. Prior to 2002, the Company taxed 100% of its equity in earnings from SPS at the statutory rate of 35%. Following a change in SPS’s investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity in earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million.

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Liquidity

The Company’s consolidated invested assets at December 31, 2004, net of unsettled security transactions, were $12,227.2 million, compared with the December 31, 2003 balance of $7,942.7 million. These balances include the change in the market value of the Investment Portfolio, which had an unrealized gain position of $294.5 million at December 31, 2004, compared with an unrealized gain position of $233.4 million at December 31, 2003. These balances exclude (1) the effect of any economic interest rate derivatives’ hedging impacts and (2) assets in the VIE bond portfolio that the Company’s management believes are beyond the reach of the Company and its creditors and the assets acquired under refinancing transactions.

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

In its financial guaranty business, premiums and investment income are the Company’s primary sources of funds to pay its operating expenses, insured losses and taxes. In its financial products business, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the Company’s operations provide sufficient liquidity to pay its obligations. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can liquidate or utilize its investment portfolio as a source of funds in addition to its alternative liquidity arrangements, as discussed further below. The Company’s cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. In addition, payments made in settlement of the Company’s obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. In each of the three years reported, the Company has not drawn on any alternative sources of liquidity to meet its obligations, except that the Company has refinanced certain transactions using funds raised through its GIC Affiliates.

The following is a summary of the Company’s long-term obligations at December 31, 2004:

Long-Term Obligations

	Less than 1 Year	1–3 Years	3–5 Years	Greater than 5 years	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(dollars in millions)
Loss reserves(1)	$3.3	$4.2	$3.6	$248.6	$259.7
Long-term debt obligations(2)	2,881.7	2,664.9	1,402.4	6,019.9	12,968.9
Operating lease obligations	5.5	16.6	16.3	114.3	152.7
Total	$2,890.5	$2,685.7	$1,422.3	$6,382.8	$13,381.3

(1)          Amounts represent the undiscounted estimated claim payments.

(2)          Amounts include future implied interest accretion on zero coupon obligations.

At December 31, 2003, Financial Security Assurance Holdings Inc. (as a separate holding company, “FSA Holdings”) held $152.9 million of surplus notes of FSA. During 2004, FSA repaid $44.0 million of those surplus notes. At December 31, 2004, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York (the “New York Superintendent”). FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

FSA Holdings paid dividends of $22.9 million in 2004 and $11.7 million in 2002. It did not pay dividends in 2003.

On July 31, 2003, FSA Holdings issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, FSA Holdings called for redemption, on November 1, 2003, its 6.950% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

On November 26, 2002, FSA Holdings issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. FSA Holdings used a portion of the proceeds of this issuance to redeem in whole FSA Holdings’ $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

On December 19, 2001, FSA Holdings issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, determination that FSA’s ratings will not be adversely affected and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA’s statutory statements for 2004, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2004 was approximately $84.5 million. FSA paid dividends of $30.0 million in 2004, and none in 2003 and 2002.

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

Management believes that the Company’s expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, the Company has a number of sources of liquidity that are available to pay claims on a short and long-term basis: cash flow from premiums written, FSA’s investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its GIC Affiliates, liquidity lines of credit with banks, and capital market transactions.

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

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million for 2004 and $3.6 million for 2003 and was recorded as expense in equity. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s or AA-by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA below A3 by Moody’s or A- by S&P with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

FSA Asset Management LLC (“FSAM”) has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at December 31, 2004.

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

Capital Expenditures

The Company plans to incur approximately $30 million, net of lease incentives, in capital expenditures through the second quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. The Company expects to fund these capital expenditures out of cash flows from operations. For additional information, see “Item 2—Properties.”

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments caused by interest rate, foreign exchange rate or equity price movements. The Company has exposure to market risk in (1) its insurance company assets and other investments (the “Investment Portfolio”), (2) the financial products business, which is driven by interest spreads, and (3) its portfolio of insured CDS.

Investment Portfolio

Over 95% of the Company’s Investment Portfolio was invested in fixed-income securities at December 31, 2004. Changes in interest rates affect the value of the Company’s fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases.

Management’s primary objective in managing the Company’s Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that apply discount factors to investments based on their ratings. The Company bases its investment strategies on many factors, including the Company’s tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers execute fixed-income investments on behalf of the Company. Management, with the approval of the board of directors, establishes the guidelines for investment decisions.

Sensitivity of the Company’s Investment Portfolio to interest-rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2004, this hypothetical increase in interest rates of 1.0% across the entire yield curve would result in an estimated after-tax decrease of $134.8 million in the net fair value of the Company’s fixed-income portfolio. Similarly, a hypothetical increase in interest rates of 1.0% would result in an estimated after-tax decrease of $14.8 million in the net fair value of the Company’s portfolio of assets acquired under refinancing transactions, offset by an after-tax gain of $14.4 million on derivatives used to economically hedge the portfolio of assets acquired under refinancing transactions.

The Company’s Investment Portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds, and mortgage-backed, asset-backed, corporate and foreign securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest-rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

Financial Products

FSAM manages the investments in the GIC Portfolio. The primary objectives in managing the GIC Portfolio are to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns.

The assets and liabilities in the FP Segment are hedged using interest rate swaps or futures. A hypothetical increase in interest rates of 1% would result in a pre-tax loss of $144.3 million to the asset portfolio, offset by a gain of $130.9 million on derivatives used to economically hedge the asset portfolio.

The same hypothetical increase in interest rates would result in a pre-tax gain of $261.7 million in the liability portfolio, offset by a loss of $250.0 million on derivatives used to economically hedge the liability portfolio. Since the Company does not expect to trade these investments prior to maturity absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to cash flows under the above scenario. Since such asset and liability positions do not currently qualify for hedge accounting, an increase in interest rates would result in lower reported net income of $77.4 million due to the net derivatives loss that would result from such an interest rate decrease.

The GIC Portfolio consists primarily of U.S. dollar-denominated asset-backed securities, U.S. agency and government securities and mortgage-backed securities. FSAM generally converts all fixed-rate assets and liabilities to floating rates using hedging instruments. As interest rates change, and assuming an economically effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments. To the extent the Company did not qualify for hedge accounting, such economic offsets cannot be presented in the financial statements, resulting in greater reported volatility arising from changes in interest rates. See Note 3 to the Consolidated Financial Statements in Item 8 for discussion of the Company’s hedge accounting.

FSA-insured GICs subject the Company to risk associated with unexpected timing of withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly when the underlying bond issuance suffers a debt service shortfall. Construction funds may experience withdrawal deviation when the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s or AA-by S&P unless the GIC provider posts collateral or otherwise enhances its credit.

FSAM also manages the investments in the VIE Portfolio, which are generally held until maturity. The VIE fixed interest rate portfolio is economically hedged against change in interest rates largely through the use of interest rate swap contracts, which convert fixed rates to floating rates.

Credit Default Swaps

Financial instruments that may be affected by changes in credit spreads include structured CDS contracts where the Company acts as a guarantor. Such contracts are considered derivative instruments subject to fair value accounting under SFAS 133. Because the Company generally provides credit protection under such contracts, widening credit spreads will have an adverse mark to fair value effect on the Company’s Statements of Operations and Comprehensive Income while tightening credit spreads will have a positive effect. These contracts require the Company to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed-income obligations), which may be individual obligations or a pool of obligations, subject to a deductible. These deductibles mitigate the risk of loss. If credit spreads of the underlying obligation(s) change, the fair value of the related structured CDS changes. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying referenced obligations and by supply and demand factors that affect the level of credit spreads generally.

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

Measuring potential losses in fair value can be performed through the application of various statistical techniques. One such technique is Value at Risk (“VaR”), which is a summary statistical measure that, in the Company’s application, uses historical credit spread information by asset type to estimate the volatility and correlation of credit spread movements in order to calculate a maximum loss that could occur over a defined period of time (three months) given a certain probability (95%).

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

Item 8.                        Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Restated Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2004 and 2003	66
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	67
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	68
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	69
Notes to Consolidated Financial Statements	71
Schedule:
II Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2004 and 2003 and for the Years Ended December 31, 2004, 2003 and 2002	144

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the “Company”) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 26 to the consolidated financial statements, in 2003 the Company changed its method of accounting for its interest in certain variable interest entities.

As discussed in Note 3, the consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 have been restated.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 23, 2005 (except for Notes 3 and 23,
which are as of December 16, 2005)

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2004	December 31, 2003
	(restated)	(restated)
ASSETS
Bonds at fair value (amortized cost of $3,662,584 and $3,275,310)	$3,914,763	$3,508,649
Equity securities at fair value (cost of $54,300)	54,300	—
Short-term investments	321,071	224,429
Variable interest entities’ bonds at fair value (amortized cost of $1,342,489 and $1,412,520)	1,346,355	1,422,538
Variable interest entities’ short-term investment portfolio	1,194	11,102
Financial products bond portfolio at fair value (amortized cost of $7,882,739 and $4,022,605)	7,925,072	4,031,263
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908 and $70,358)	5,913	66,423
Financial products short-term investment portfolio	268,125	228,812
Total investment portfolio	13,836,793	9,493,216
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $151,895)	157,036	—
Securitized loans	369,749	433,949
Other	222,423	73,002
Total assets acquired in refinancing transactions	749,208	506,951
Total investments	14,586,001	10,000,167
Cash	14,353	19,460
Deferred acquisition costs	308,015	273,646
Prepaid reinsurance premiums	759,191	695,398
Investment in unconsolidated affiliates	49,645	110,863
Reinsurance recoverable on unpaid losses	35,419	59,235
Other assets	1,328,384	1,248,794
TOTAL ASSETS	$17,081,008	$12,407,563
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,095,423	$1,844,991
Losses and loss adjustment expenses	179,941	233,408
Guaranteed investment contracts and variable interest entities’ debt	10,444,051	6,639,381
Deferred federal income taxes	249,665	173,515
Notes payable	430,000	430,000
Minority interest	48,550	60,525
Minority interest in variable interest entities	178,575	102,451
Accrued expenses and other liabilities	843,525	704,143
TOTAL LIABILITIES AND MINORITY INTEREST	14,469,730	10,188,414
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,080	903,829
Accumulated other comprehensive income (net of deferred income taxes of $103,755 and $85,294)	199,764	164,617
Accumulated earnings	1,506,099	1,150,368
Deferred equity compensation	23,528	23,445
Less treasury stock at cost (297,276 and 297,658 shares held)	(23,528)	(23,445)
TOTAL SHAREHOLDERS’ EQUITY	2,611,278	2,219,149
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$17,081,008	$12,407,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
REVENUES:
Net premiums written	$587,769	$614,284	$532,747
Net premiums earned	$395,015	$356,373	$314,880
Net investment income	172,051	154,048	139,120
Net realized gains (losses)	(473)	5,126	29,204
Net interest income from financial products and variable interest entities	194,675	89,133	41,011
Financial products net realized gains (losses)	2,217	10,903	(154)
Net realized and unrealized gains (losses) on derivative instruments	329,259	227,449	(97,432)
Income from assets acquired in refinancing transactions	31,634	25,276	6,349
Other income	5,712	1,986	2,282
TOTAL REVENUES	1,130,090	870,294	435,260
EXPENSES:
Losses and loss adjustment expenses	20,599	34,486	65,613
Interest expense	26,993	33,026	28,098
Policy acquisition costs	62,201	58,391	54,093
Financial products and variable interest entities’ foreign exchange loss	91,309	118,269	—
Net interest expense from financial products and variable interest entities	267,599	137,103	43,445
Other operating expenses	80,875	65,606	51,505
TOTAL EXPENSES	549,576	446,881	242,754
INCOME BEFORE INCOME TAXES, MINORITY INTEREST, EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	580,514	423,413	192,506
Provision (benefit) for income taxes:
Current	53,472	74,619	51,485
Deferred	57,084	19,281	(20,196)
Total provision	110,556	93,900	31,289
NET INCOME BEFORE MINORITY INTEREST, EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	469,958	329,513	161,217
Minority interest	(6,948)	(9,292)	(6,684)
Minority interest in variable interest entities	(80,460)	(30,525)	—
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes of $604, $1,884 and $12,008	(3,943)	3,631	42,432
Cumulative effect of accounting change, net of income taxes of $2,598	—	4,800	—
NET INCOME	378,607	298,127	196,965
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains arising during period (net of deferred income tax provision of $18,698, $4,887 and $60,165)	36,164	5,064	121,533
Less: reclassification adjustment for gains included in net income (net of deferred income tax provision of $237, $1,278 and $7,874)	1,017	3,758	21,188
Other comprehensive income	35,147	1,306	100,345
COMPREHENSIVE INCOME	$413,754	$299,433	$297,310

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Unrealized Gain on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
		(restated)	(restated)	(restated)			(restated)
BALANCE, December 31, 2001	$335	$903,494	$62,966	$666,985	$23,716	$(23,716)	$1,633,780
Net income for the year				196,965			196,965
Net change in accumulated other comprehensive income (net of deferred income tax expense of $52,291)			100,345				100,345
Dividends paid on common stock				(11,709)			(11,709)
Deferred equity payout					(271)	271
BALANCE, December 31, 2002	335	903,494	163,311	852,241	23,445	(23,445)	1,919,381
Net income for the year				298,127			298,127
Net change in accumulated other comprehensive income (net of deferred income tax expense of $3,609)			1,306				1,306
Capital contribution		335					335
BALANCE, December 31, 2003	335	903,829	164,617	1,150,368	23,445	(23,445)	2,219,149
Net income for the year				378,607			378,607
Net change in accumulated other comprehensive income (net of deferred income tax expense of $18,461)			35,147				35,147
Capital contribution		1,251					1,251
Dividends paid on common stock				(22,876)			(22,876)
Deferred equity payout					83	(83)
BALANCE, December 31, 2004	$335	$905,080	$199,764	$1,506,099	$23,528	$(23,528)	$2,611,278

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Premiums received, net	$571,696	$591,030	$575,889
Policy acquisition and other operating expenses paid, net	(141,875)	(105,870)	(101,954)
Termination fee on derivatives	—	—	(43,000)
Recoverable advances recovered (paid)	7,327	(959)	5,010
Losses and loss adjustment expenses paid, net	(42,936)	(5,972)	(2,403)
Net investment income received	171,915	145,221	129,641
Federal income taxes paid	(62,723)	(83,972)	(81,349)
Interest paid on notes	(27,789)	(28,687)	(22,710)
Interest paid on guaranteed investment contracts	(71,392)	(35,739)	(24,411)
Interest received on guaranteed investment contracts portfolio	113,030	61,069	41,837
Variable interest entities’ interest paid	(3,216)	(3,513)	—
Variable interest entities’ net interest income received	26,151	10,788	—
Financial products and variable interest entities’ net derivative payments	(18,848)	(12,564)	245
Income received from refinanced assets	28,485	25,617	5,422
Other	2,989	33,170	(14,593)
Net cash provided by operating activities	552,814	589,619	467,624
Cash flows from investing activities:
Proceeds from sales and maturities of bonds	784,244	948,365	785,929
Purchases of bonds	(1,176,997)	(1,598,396)	(1,188,115)
Net (increase) decrease in short-term investments	(96,649)	151,988	(155,871)
Proceeds from sales and maturities of guaranteed investment contract bonds	2,577,485	1,222,708	850,399
Purchases of guaranteed investment contract bonds	(6,197,067)	(3,385,041)	(2,313,412)
Securities purchased under agreements to resell	175,000	(85,000)	(90,000)
Net (increase) decrease in guaranteed investment contract short-term investments	(39,310)	(224,180)	313,404
Purchases of variable interest entities’ bonds	—	(16,200)	—
Maturities of variable interest entities’ bonds	66,575	—	—
Net decrease in variable interest entities’ short-term investments	9,925	13,048	—
Purchases of property, plant and equipment	(5,427)	(1,202)	(6,126)
Assets acquired through refinancing transactions	(215,185)	(2,230)	(522,225)
Other investments	247	30,367	(12,217)
Net cash used for investing activities	(4,117,159)	(2,945,773)	(2,338,234)
Cash flows from financing activities:
Issuance of notes payable	—	96,673	222,605
Repayment of notes payable	—	(100,000)	(130,000)
Distribution to minority shareholder	(6,980)	(3,290)	—
Dividends paid	(22,876)	—	(11,700)
Securities sold under repurchase agreements	(58,309)	63,965	—
Proceeds from issuance of guaranteed investment contracts	6,483,881	3,328,487	2,304,362
Repayment of guaranteed investment contracts	(2,740,376)	(1,139,173)	(491,073)
Proceeds from issuance of variable interest entities’ debt	102,139	101,189	—
Repayment of variable interest entities’ debt	(190,681)	—	—
Capital issuance costs	(1,260)	(3,605)	—
Repayment of variable interest entities’ preferred stock	(6,300)	—	—
Net cash provided by financing activities	3,559,238	2,344,246	1,894,194
Net (decrease) increase in cash	(5,107)	(11,908)	23,584
Cash at beginning of year	19,460	31,368	7,784
Cash at end of year	$14,353	$19,460	$31,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Reconciliation of net income to net cash flows from operating activities:
Net income	$378,607	$298,127	$196,965
Increase in accrued investment income	(15,976)	(5,535)	(6,891)
Increase in deferred premium revenue and related foreign exchange adjustment	169,670	274,010	223,018
Increase in deferred acquisition costs	(34,369)	(19,869)	(13,285)
Increase (decrease) in current federal income taxes payable	7,430	8,696	(21,700)
Increase (decrease) in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	(29,651)	28,736	62,120
Increase (decrease) in amounts withheld for others	—	(18)	—
Provision (benefit) for deferred income taxes	57,689	23,767	(16,983)
Net realized losses (gains) on investments	(844)	(5,126)	(30,879)
Depreciation and accretion of discount	29,639	29,511	38,023
Minority interest and equity in earnings of unconsolidated affiliates	90,746	34,298	(38,962)
Change in other assets and liabilities	(100,127)	(76,978)	76,198
Cash provided by operating activities	$552,814	$589,619	$467,624

On July 1, 2003, the Company consolidated $1.9 billion in assets and $1.9 billion in liabilities relating to variable interest entities with no corresponding cash movement. The Company received tax benefits of $1.2 million in 2004 and $0.3 million in 2003 from its parent company, which were recorded as capital contributions. See Note 11 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). The Company’s underwriting policy is to insure asset-backed and municipal obligations that it determines would be of investment-grade quality without the benefit of the Company’s insurance. The asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers’ taxing power and of special revenue bonds and other special obligations of states and local governments that are supported by the issuers’ ability to impose and collect fees and charges for public services or specific projects. Municipal obligations include obligations backed by the cash flow from leases or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis.

The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both asset-backed and municipal obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. The Company’s insured portfolio consists primarily of asset-backed and municipal obligations originated in the United States of America, but the Company has also written and continues to pursue business in Europe and the Asia Pacific region.

The Company issues guaranteed investment contracts (“GICs”) through its consolidated affiliates FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). FSACM has conducted substantially all of the Company’s GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance. The GIC Affiliates and FSAM are collectively referred to as the “FP Segment.”

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”), Premier International Funding Co. (“Premier”) and Canadian Global Funding Corporation (“Canadian Global”). The Company consolidated FSA Global and Canadian Global beginning in the third quarter of 2003 in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The Company also began to consolidate Premier in the third quarter of 2003 as a result of obtaining control rights. The Company refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated.

FSA Global is a special purpose funding vehicle owned 29% by an affiliate of the Company. FSA Global issues FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. The majority of Canadian Global’s assets were liquidated and its liabilities satisfied during the third quarter of 2004. Premier is principally engaged in debt defeasance for lease transactions.

The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

On July 5, 2000, the Company completed a merger in which Financial Security Assurance Holdings Ltd. (“FSA Holdings”) became a direct subsidiary of Dexia Holdings, Inc., which, in turn, is owned 90% by Dexia Crédit Local and 10% by Dexia S.A. (“Dexia”), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At the merger date, each outstanding share of the Company’s common stock was converted into the right to receive $76.00 in cash. At December 31, 2004, Dexia Holdings, Inc. owned approximately 99% of the Company’s outstanding shares; the only other holders of the Company’s common stock were an affiliate of White Mountains Insurance Group, Ltd. and certain current and former directors of the Company who owned shares of the Company’s common stock or economic interests therein under the Director Share Purchase Program (see Note 11).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 6). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s consolidated balance sheets at December 31, 2004 and 2003 and the reported amounts of revenues and expenses in the statements of operations and comprehensive income during the years ended December 31, 2004, 2003 and 2002. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, principally including FSA, FSA Insurance Company, Financial Security Assurance International Ltd. (“FSA International”), Financial Security Assurance (U.K.) Limited, the GIC Affiliates, FSAM, FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited and FSA Services (Japan) Inc. (collectively, the “Subsidiaries”). The consolidated financial statements also include the accounts of certain VIEs as described in Note 1. All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 2004 presentation.

Investments

Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on the investments that are not hedged is reflected as a separate component of shareholders’ equity, net of applicable deferred income taxes. The unrealized gain or loss attributable to the hedged risk on the investments that qualify as fair-value hedges is recorded in income currently.

Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Cash equivalents are amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less and are included in short-term investments. Mortgage loans are carried at the lower of cost or market on an aggregate basis. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss.

Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 19). The Company records its share of unrealized gains or losses, net of applicable deferred taxes, in other comprehensive income.

Derivatives

Derivative instruments are entered into to economically manage the interest-rate and currency exchange-rate exposure of the Company’s GIC and VIE debt, GIC bond portfolio, and VIE bond portfolio and are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert the Company’s fixed-rate obligations on its GIC and VIE debt, GIC bond portfolio and VIE bond portfolio into U.S.-dollar floating-rate obligations. The gains and losses relating to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments in the Statements of Operations and Comprehensive Income.

The gains and losses related to derivatives designated as fair value hedges are included in financial products and variable interest entities net interest income and financial products and variable interest entities net interest expense, as appropriate, along with the offsetting change in the fair value of the hedged item attributable to the risk being hedged.

The Company has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in other assets or other liabilities, as appropriate. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, management uses internally developed estimates of fair value. Due to a lack of a quoted market for the CDS obligations written by the Company, estimates generated from the Company’s valuation process may differ materially from values that may be realized in market transactions.

In addition to insuring CDS agreements, the Company may, from time to time, enter into derivative instruments that have not been designated as hedges. The Company records these instruments at fair value with a corresponding adjustment to net realized and unrealized gains (losses) on derivative instruments in the Statements of Operations and Comprehensive Income.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized transactions and are recorded at contract value plus accrued interest, subject to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.” It is the Company’s policy to take possession of securities borrowed under agreements to resell.

Premium Revenue Recognition

Gross and ceded premiums received in upfront payouts are earned in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of debt insured over the expected period of coverage. Deferred premium revenue and prepaid reinsurance premiums represent the portion of premium that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized. For premiums received on an installment basis, the Company earns the premium over each installment period, typically less than one year, throughout the period of coverage. Typically, installment premiums are applicable to insured transactions that involve special purpose vehicles (SPVs) structured to finance pools of assets such as auto loans or mortgage loans. Premiums on such transactions are typically paid in installments because premium is paid from the interest spread available to the SPV (i.e. the difference in interest rate between the yield on its assets and the yield in its liabilities). The nature of the assets financed can have uncertain debt service schedules due to prepayments. When the Company, through its ongoing credit review process, identifies transactions where premiums are paid on an installment basis and certain default triggers have been breached, the Company ceases to earn premiums on such transactions.

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

Financial guaranty as an industry has emerged over the past thirty years. Management believes that existing insurance accounting under Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature including sections of SFAS 60, Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and Emerging Issues Task Force Issue 85-20, “Recognition of fees for guaranteeing a loan (“EITF 85-20”).

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

Case reserves for financial guaranty insurance companies differ from those of traditional property and casualty insurance companies. The primary difference is that traditional property and casualty case reserves include only claims that have been incurred and reported to the insurance company. In a traditional property and casualty company, claims are incurred when defined events occur such as an auto accident, home fire or storm. Unlike traditional property and casualty claims, financial guaranty losses arise from the extension of credit protection and occur as the result of the credit deterioration of the issuer of the insured obligations over the lives of those insured obligations. Such deterioration and ultimate loss amounts can be projected based on historical experience in order to estimate probable loss, if any. Accordingly, specific loss events that require case reserves include (1) policies under which claim payments have been made and additional claim payments are expected and (2) policies under which claim payments are probable and reasonably estimable, but have not yet been made.

The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimable at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. A case reserve is determined using cash flow or similar models that represent the Company’s estimate of the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted.

The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. Non-specific reserves in addition to case reserves represent the Company’s estimate of total reserves. Generally, when an insured credit deteriorates to a point where claims are expected, a case reserve is established. The establishment of non-specific reserves for credits that have not yet defaulted is a common practice in the financial guaranty industry, although the Company acknowledges that there may be differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

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

The product of the current-year statistical calculation multiplied by the current-year experience factor represents the present value of loss amounts calculated for current-year originations. The experience factor is based on the Company’s inception-to-date historical losses (starting from 1993, when the Company established the non-specific reserve methodology). The experience factor is calculated by dividing cumulative inception-to-date actual losses incurred by the Company by the cumulative inception-to-date losses determined by the statistical calculation. The experience factor that applies to the whole portfolio is reviewed and, where appropriate, updated periodically, but no less than annually.

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

Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually based on a review of the Company’s inception-to-date cumulative case basis losses divided by the total inception-to-date cumulative net par underwritten. This inception-to-date result is compared with the product of the non specific reserves divided by the net par outstanding as of the balance sheet date. In the event that such ratios are not in line, then further analysis is performed to quantify appropriate adjustments that may be either income statement charges or benefits, as occurred in 2002, 2003 and 2004 as described in Note 17.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	As of December 31,
	2004	2003
Case reserve discount rate	3.13%–5.90%	4.94%–6.10%
Non-specific reserve discount rate	1.20%–7.95%	1.2%–7.95%
Current experience factor	2.0	2.4

Reserving Methodology Industry Practice

Management is aware that there are differences regarding the method of defining and measuring both case reserves and non-specific reserves among participants in the financial guaranty industry. Other financial guarantors may establish case reserves only after a default and use different techniques to estimate probable loss. Other financial guarantors may establish the equivalent of non-specific reserves, but refer to these reserves by various terms such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those the Company uses to determine loss at a given point in time.

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

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with financial guaranty industry participants, differences in loss recognition practices among those participants. Based on discussions with the SEC staff, the Company understands that the Financial Accounting Standards Board (“FASB”) staff is considering whether additional guidance regarding financial guaranty insurance should be provided. When and if the FASB or SEC reach a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. The Company cannot predict how the FASB or SEC will resolve this issue and the resulting impact on its financial statements.

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

The Company does not defer acquisition costs relating to GICs issued by the GIC Affiliates, except for GIC commissions paid to third parties, which are included in other assets. The amortization of these commissions is recorded in net interest expense from financial products and VIEs.

GIC and VIE Debt

GIC and VIE debt is recorded at amortized cost. The Company may enter into associated transactions in order to reduce the Company’s exposure to fluctuations in interest and foreign currency rates and its related effect on the fair value of the debt. The change in the fair value of the hedged item in a qualifying hedge, attributable to the hedged risk, adjusts the carrying amount of the hedged item and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, embedded derivatives are required to be accounted for separately, at fair value through earnings.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, resulting from translating investments denominated in foreign currencies are recorded in shareholders’ equity. Gains and losses from transactions in foreign currencies are recorded in income.

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

3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002, and the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004, and opening retained earnings at January 1, 2002. The restatement arises from the Company’s incorrect application of hedge accounting to certain transactions conducted through FSA Global and the FP Segment.

Background

FSA Global conducts its business on a matched funding basis, such that (1) fixed interest rate assets are matched with fixed interest rate liabilities and (2) floating interest rate assets are matched with floating interest rate liabilities using the same interest rate measure (e.g. LIBOR). The purpose of matching interest rates on assets with interest rates on liabilities is to “hedge” any risk associated with interest rate fluctuations. In the event that assets and liabilities do not match, FSA Global may enter into an interest rate swap to make such a match. FSA Global funds certain assets with foreign denominated debt and accordingly it may also enter into foreign currency swaps to hedge the currency risk associated with foreign denominated debt.

The FP Segment issues U.S. dollar and foreign denominated GICs and invests the proceeds with the primary objectives of producing a stable net interest margin, maintaining liquidity and optimizing risk-adjusted returns. The assets and liabilities are hedged using interest rate swaps, cross currency swaps and futures in order to convert all fixed rate assets and liabilities into U.S. dollar denominated floating rate assets and liabilities.

The Company follows SFAS 133 in accounting for derivative transactions. SFAS 133 requires that a company carry its derivatives on its balance sheet at fair value, reflecting periodic changes in fair value in earnings.

In accordance with SFAS 133, a hedging relationship that has appropriate contemporaneous documentation and meets certain specified criteria is eligible for “fair value” hedge accounting, and the offsetting changes in fair value of the hedged items attributable to the risk being hedged may be recorded in earnings. To the extent that these changes in value do not completely offset the changes in value of the related derivatives, there is a net impact on the statements of operations and comprehensive income. The application of hedge accounting generally requires a company to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of hedge accounting. Hedging relationships that meet more stringent criteria under SFAS 133 may qualify for the “short-cut” method of hedge accounting, in which a company can make the assumption that the change in fair value of a hedged item attributable to changes in interest rate exactly offsets the change in fair value of the related derivative, rather than periodically evaluating the actual change in fair value of the hedged item independently.

The impact of the restatement on the balance sheet is shown in the tables below. See “Restatement” section for discussion of the adjustments made in columns 1 through 3.

	As of December 31, 2004
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$3,914,763	$—	$—	$—	$3,914,763
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	321,071	—	—	—	321,071
Variable interest entities’ bonds at fair value	1,346,355	—	—	—	1,346,355
Variable interest entities’ short-term investment portfolio	1,194	—	—	—	1,194
Financial products bond portfolio	7,925,072	—	—	—	7,925,072
Financial products bond portfolio pledged as collateral	5,913	—	—	—	5,913
Financial products short-term investment portfolio	268,125	—	—	—	268,125
Total investment portfolio	13,836,793	—	—	—	13,836,793
Assets acquired in refinancing transactions:
Bonds	157,036	—	—	—	157,036
Securitized loans	371,092	(1,343)	—	—	369,749
Other	224,908	2,215	—	(4,700)	222,423
Total assets acquired in refinancing transactions	753,036	872	—	(4,700)	749,208
Total investments	14,589,829	872	—	(4,700)	14,586,001
Cash	14,353	—	—	—	14,353
Deferred acquisition costs	308,015	—	—	—	308,015
Prepaid reinsurance premiums	759,191	—	—	—	759,191
Investment in unconsolidated affiliate	49,645	—	—	—	49,645
Reinsurance recoverable on unpaid losses	35,419	—	—	—	35,419
Other assets	1,324,355	—	(20,028)	24,057	1,328,384
TOTAL ASSETS	$17,080,807	$872	$(20,028)	$19,357	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,095,423	$—	$—	$—	$2,095,423
Losses and loss adjustment expenses	179,941	—	—	—	179,941
Guaranteed investment contracts and variable interest entities’ debt	10,734,357	(270,278)	(20,028)	—	10,444,051
Deferred federal income taxes	216,619	32,994	52	—	249,665
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	176,881	—	1,694	178,575
Accrued expenses and other liabilities	874,510	—	(98)	(30,887)	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	14,530,850	(60,403)	(20,074)	19,357	14,469,730
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	900,215	—	4,865	—	905,080
Accumulated other comprehensive income	177,796	21,968	—	—	199,764
Accumulated earnings	1,471,611	39,307	(4,819)	—	1,506,099
Deferred equity compensation	23,528	—	—	—	23,528
Less treasury stock at cost	(23,528)	—	—	—	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,549,957	61,275	46	—	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$17,080,807	$872	$(20,028)	$19,357	$17,081,008

	AS of December 31, 2003
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$3,508,649	$—	$—	$—	$3,508,649
Equity securities at fair value	—	—	—	—	—
Short-term investments	224,429	—	—	—	224,429
Variable interest entities’ bonds at fair value	1,422,538	—	—	—	1,422,538
Variable interest entities’ short-term investment portfolio	11,102	—	—	—	11,102
Financial products bond portfolio	4,031,263	—	—	—	4,031,263
Financial products bond portfolio pledged as collateral	66,423	—	—	—	66,423
Financial products short-term investment portfolio	228,812	—	—	—	228,812
Total investment portfolio	9,493,216	—	—	—	9,493,216
Assets acquired in refinancing transactions:
Bonds	—	—	—	—	—
Securitized loans	440,611	(6,662)	—	—	433,949
Other	70,592	992	—	1,418	73,002
Total assets acquired in refinancing transactions	511,203	(5,670)	—	1,418	506,951
Total investments	10,004,419	(5,670)	—	1,418	10,000,167
Cash	19,460	—	—	—	19,460
Deferred acquisition costs	273,646	—	—	—	273,646
Prepaid reinsurance premiums	695,398	—	—	—	695,398
Investment in unconsolidated affiliate	110,863	—	—	—	110,863
Reinsurance recoverable on unpaid losses	59,235	—	—	—	59,235
Other assets	1,246,739	—	(18,297)	20,352	1,248,794
TOTAL ASSETS	$12,409,760	$(5,670)	$(18,297)	$21,770	$12,407,563
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$1,861,960	$—	$(16,969)	$—	$1,844,991
Losses and loss adjustment expenses	233,408	—	—	—	233,408
Guaranteed investment contracts and variable interest entities’ debt	6,809,771	(152,093)	(18,297)	—	6,639,381
Deferred federal income taxes	152,646	15,523	5,346	—	173,515
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	60,525	60,525
Minority interest in variable interest entities	—	102,070	—	381	102,451
Accrued expenses and other liabilities	753,539	—	(10,260)	(39,136)	704,143
TOTAL LIABILITIES AND MINORITY INTEREST	10,241,324	(34,500)	(40,180)	21,770	10,188,414
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	900,224	—	3,605	—	903,829
Accumulated other comprehensive income	147,433	10,685	6,499	—	164,617
Accumulated earnings	1,120,444	18,145	11,779	—	1,150,368
Deferred equity compensation	23,445	—	—	—	23,445
Less treasury stock at cost	(23,445)	—	—	—	(23,445)
TOTAL SHAREHOLDERS’ EQUITY	2,168,436	28,830	21,883	—	2,219,149
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$12,409,760	$(5,670)	$(18,297)	$21,770	$12,407,563

The impact of the restatement on opening retained earnings at January 1, 2002 was a decrease of $2.2 million.

The impact of the restatement on the consolidated statements of operations and comprehensive income is shown in the tables below. See “Restatement” section for discussion of the adjustments made in columns 1 through 3.

	Year Ended December 31, 2004
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$587,769	$—	$—	$—	$587,769
Net premiums earned	$395,015	$—	$—	$—	$395,015
Net investment income	172,051	—	—	—	172,051
Net realized gains (losses)	(473)	—	—	—	(473)
Net interest income from financial products and variable interest entities	152,641	42,034	—	—	194,675
Financial products net realized gains (losses)	2,217	—	—	—	2,217
Net realized and unrealized gains (losses) on derivative instruments	54,576	274,683	—	—	329,259
Income from assets acquired in refinancing transactions	14,765	16,869	—	—	31,634
Other income	5,712	—	—	—	5,712
Total Revenues	796,504	333,586	—	—	1,130,090
EXPENSES:
Losses and loss adjustment expenses	20,599	—	—	—	20,599
Interest expense	26,993	—	—	—	26,993
Policy acquisition costs	62,201	—	—	—	62,201
Financial products and variable interest entities’ foreign exchange loss	—	91,309	—	—	91,309
Net interest expense from financial products and variable interest entities	138,075	129,524	—	—	267,599
Other operating expenses	72,645	—	8,230	—	80,875
Total Expenses	320,513	220,833	8,230	—	549,576
Minority interest	(7,210)	—	—	7,210	—
Equity in earnings (losses) of unconsolidated affiliates	(3,339)	—	—	3,339	—
Income before income taxes, minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	465,442	112,753	(8,230)	10,549	580,514
Current federal taxes	53,570	—	(98)	—	53,472
Deferred federal taxes	48,088	11,395	(1,794)	(605)	57,084
Total provision	101,658	11,395	(1,892)	(605)	110,556
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	363,784	101,358	(6,338)	11,154	469,958
Minority interest	—	—	—	(6,948)	(6,948)
Minority interest in variable interest entities	—	(80,197)	—	(263)	(80,460)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	(3,943)	(3,943)
Cumulative effect of accounting change	—	—	—	—	—
Net Income	363,784	21,161	(6,338)	—	378,607
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains arising during period	31,380	11,282	(6,498)	—	36,164
Less: reclassification adjustment for gains included in net income	1,017	—	—	—	1,017
Other comprehensive income (loss)	30,363	11,282	(6,498)	—	35,147
COMPREHENSIVE INCOME (LOSS)	$394,147	$32,443	$(12,836)	$—	$413,754

	Year Ended December 31, 2003
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$614,284	$—	$—	$—	$614,284
Net premiums earned	$356,373	$—	$—	$—	$356,373
Net investment income	154,048	—	—	—	154,048
Net realized gains (losses)	5,126	—	—	—	5,126
Net interest income from financial products and variable interest entities	56,851	32,282	—	—	89,133
Financial products net realized gains (losses)	(950)	11,853	—	—	10,903
Net realized and unrealized gains (losses) on derivative instruments	39,442	188,007	—	—	227,449
Income from assets acquired in refinancing transactions	19,460	5,816	—	—	25,276
Other income	1,986	—	—	—	1,986
Total Revenues	632,336	237,958	—	—	870,294
EXPENSES:
Losses and loss adjustment expenses	34,486	—	—	—	34,486
Interest expense	33,026	—	—	—	33,026
Policy acquisition costs	58,391	—	—	—	58,391
Financial products and variable interest entities’ foreign exchange loss	—	118,269	—	—	118,269
Net interest expense from financial products and variable interest entities	59,037	78,066	—	—	137,103
Other operating expenses	66,940	—	(1,334)	—	65,606
Total Expenses	251,880	196,335	(1,334)	—	446,881
Minority interest	(9,612)	—	—	9,612	—
Equity in earnings (losses) of unconsolidated affiliates	5,529	—	—	(5,529)	—
Income before income taxes, minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	376,373	41,623	1,334	4,083	423,413
Current federal taxes	74,619	—	—	—	74,619
Deferred federal taxes	15,968	4,005	1,206	(1,898)	19,281
Total provision	90,587	4,005	1,206	(1,898)	93,900
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	285,786	37,618	128	5,981	329,513
Minority interest	—	—	—	(9,292)	(9,292)
Minority interest in variable interest entities	—	(30,205)	—	(320)	(30,525)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	3,631	3,631
Cumulative effect of accounting change	4,800	—	—	—	4,800
Net Income	290,586	7,413	128	—	298,127
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains arising during period	16,508	(17,942)	6,498	—	5,064
Less: reclassification adjustment for gains included in net income	3,758	—	—	—	3,758
Other comprehensive income (loss)	12,750	(17,942)	6,498	—	1,306
COMPREHENSIVE INCOME (LOSS)	$303,336	$(10,529)	$6,626	$—	$299,433

	Year Ended December 31, 2002
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$532,747	$—	$—	$—	$532,747
Net premiums earned	$314,880	$—	$—	$—	$314,880
Net investment income	139,120	—	—	—	139,120
Net realized gains (losses)	29,204	—	—	—	29,204
Net interest income from financial products and variable interest entities	27,261	13,750	—	—	41,011
Financial products net realized gains (losses)	(154)	—	—	—	(154)
Net realized and unrealized gains (losses) on derivative instruments	(94,377)	(3,055)	—	—	(97,432)
Income from assets acquired in refinancing transactions	1,882	4,467	—	—	6,349
Other income	2,282	—	—	—	2,282
Total Revenues	420,098	15,162	—	—	435,260
EXPENSES:
Losses and loss adjustment expenses	65,613	—	—	—	65,613
Interest expense	28,098	—	—	—	28,098
Policy acquisition costs	54,093	—	—	—	54,093
Financial products and variable interest entities’ foreign exchange loss	—	—	—	—	—
Net interest expense from financial products and variable interest entities	20,481	22,964	—	—	43,445
Other operating expenses	58,265	—	(6,760)	—	51,505
Total Expenses	226,550	22,964	(6,760)	—	242,754
Minority interest	(6,684)	—	—	6,684	—
Equity in earnings (losses) of unconsolidated affiliates	29,315	—	—	(29,315)	—
Income before income taxes, minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	216,179	(7,802)	6,760	(22,631)	192,506
Current federal taxes	51,485	—	—	—	51,485
Deferred federal taxes	(16,381)	(2,730)	2,129	(3,214)	(20,196)
Total provision	35,104	(2,730)	2,129	(3,214)	31,289
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates, and cumulative effect of accounting change	181,075	(5,072)	4,631	(19,417)	161,217
Minority interest	—	—	—	(6,684)	(6,684)
Minority interest in variable interest entities	—	—	—	—	—
Equity in earnings (losses) of unconsolidated affiliates	—	16,331	—	26,101	42,432
Cumulative effect of accounting change	—	—	—	—	—
Net Income	181,075	11,259	4,631	—	196,965
OTHER COMPREHENSIVE INCOME:
Unrealized Gains arising during period	92,905	28,628	—	—	121,533
Less: reclassification adjustment for gains included in net income	21,188	—	—	—	21,188
Other comprehensive income	71,717	28,628	—	—	100,345
COMPREHENSIVE INCOME	$252,792	$39,887	$4,631	$—	$297,310

Restatement

(1)   Hedge Accounting

In the course of preparing its quarterly report for September 30, 2005, the Company determined that its accounting documentation for certain “short-cut” hedging relationships did not meet the requirements of SFAS 133. In addition, the Company determined that it had incorrectly applied the short-cut method of hedge accounting to certain other hedging relationships, including relationships for which the maturity dates and reset dates of the hedged item did not match the derivative. Since the Company had incorrectly designated these hedges as qualifying for short-cut hedge accounting at the time of their inception, the Company did not periodically test the hedging relationships for effectiveness, as it would have done had they been designated as qualifying for long-haul hedge accounting. Although the hedging relationships would have qualified for long-haul hedge accounting treatment if they had been documented as such at their inception, the provisions of SFAS 133 do not allow the Company to apply the long-haul method retroactively.

Upon performance of an analysis of its long-haul hedge accounting documentation and methods, the Company determined that its hedge accounting documentation did not meet the requirements of SFAS 133. In particular, (a) prospective hedge effectiveness policies and procedures and (b) policies and procedures for de-designation and redesignation of hedging relationships were not documented sufficiently and, as a result, the application of long-haul hedge accounting was deemed to be inappropriate for all long-haul hedging relationships.

To correct these errors, the Company has reversed the periodic changes in fair value of the hedged items discussed above, which it previously recognized in earnings, and has reclassified the statements of operations and comprehensive income impact of the derivatives from net interest income from financial products and variable interest entities, net interest expense from financial products and variable interest entities, and income from assets acquired in refinancing transactions to net realized and unrealized gains (losses) on derivative instruments. In addition, simultaneous with the reversal of hedge accounting on foreign denominated debt, foreign exchange gains (losses) on the translation of financial products and variable interest entities’ debt have been reclassified from net interest expense from financial products and variable interest entities to financial products and variable interest entities’ foreign exchange (gain) loss.

FSA Global is partially owned by third parties, therefore minority interest in variable interest entities in the financial statements reflects the impact of the corrections discussed above for the ownership held by these third parties.

(2)   Other Adjustments

The Company incorrectly treated as derivatives under SFAS 133 four financing agreements, which included commitments to provide future financing. The Company had previously accounted for these agreements as derivatives and applied the short-cut method of hedge accounting, whereby the mark to market of both the hedged and hedging items were included in net interest expense from financial products and variable interest entities, with no net effect on the line item or net income. To reverse the incorrect accounting for these agreements, the mark-to-market adjustments on both the agreements and the hedged items have been reversed in all applicable periods, resulting in a reduction of assets and liabilities on the balance sheet. There was no change to the consolidated statements of operations and comprehensive income arising from this correction.

The Company corrected an immaterial error in 2004, 2003, and 2002 relating to a contract that permits FSA at its sole option to issue certain equity securities to a funded trust. The costs relating to this contract were incorrectly charged against equity. The restated financial statements correctly reflect these costs as other operating expenses in the applicable periods.

The Company also corrected immaterial errors in 2003 and 2002 relating to minority interest and foreign currency movements on deferred premium revenue and certain investments. Adjustment for the cumulative impact of the errors was made in the periods in which the errors were identified. The restated financial statements reflect the correction of the errors in the applicable periods.

(3)   Reclasses

In the previously filed statements of operations and comprehensive income minority interest and equity in earnings (losses) of unconsolidated affiliates were reflected before the federal tax line items. The restated figures properly display these balances after the federal tax line items. The balance sheet presentation of minority interest has been reclassified from accrued expenses and other liabilities to two line items: (a) minority interest, relating to FSAI, and (b) minority interest in variable interest entities, relating to FSA Global.

Footnote Disclosures

Relevant disclosures have been restated in footnotes affected by the restatement discussed above. In addition, as part of the restatement, the Company has provided additional disclosures pertaining to assets acquired in refinancing transactions (Note 23) and the schedule of payments due under GIC and VIE debt (Note 21) was adjusted to correct the exclusion of the mark to market of embedded derivative features of certain debt instruments for which the embedded derivatives had been bifurcated and accounted for separately at fair value.

The restatement adjustments do not result in any significant changes to the Company’s liquidity or its overall financial condition.

4.   INVESTMENTS

In addition to its insurance company and certain non-insurance subsidiaries’ investments (the “Investment Portfolio”), the Company maintains investments from proceeds of FSA-insured GICs (the “GIC Portfolio”) and the portfolio of securities owned by the VIEs (the “VIE Portfolio”), and assets acquired in refinancing transactions (see Note 23).

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
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

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

GIC Portfolio

Net investment income for the GIC Portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Bonds	137,548	59,271	39,517
Short-term investments	3,499	4,430	1,494
Net interest income	$141,047	$63,701	$41,011

The credit quality of bonds held in the GIC Portfolio at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
AAA	81.5%
AA	9.0
A	4.8
Other	4.7
Total	100.0%

(1)    Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

Of the bonds included in the GIC Portfolio, 9.1% were AAA by virtue of insurance provided by FSA. Without giving effect to the FSA guaranty, the weighted-average rating of the FSA-insured investments was in the Double-A range, and all of these investments were investment grade.

The amortized cost and fair value of bonds held in the GIC Portfolio were as follows (in thousands):

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(restated)	(restated)	(restated)
Obligations of U.S. states and political subdivisions	$712,667	$29,702	$(2,957)	$739,412
Mortgage-backed securities	2,137,814	12,377	(678)	2,149,513
Corporate securities	8,719	36	—	8,755
Asset-backed and other securities	5,029,447	5,770	(1,912)	5,033,305
Short-term investments	268,125	—	—	268,125
Total	$8,156,772	$47,885	$(5,547)	$8,199,110

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(restated)	(restated)	(restated)
Obligations of U.S. states and political subdivisions	$341,260	$8,493	$(9,068)	$340,685
Mortgage-backed securities	202,784	3,467	(143)	206,108
Corporate securities	18,718	221	(3)	18,936
Asset-backed and other securities	3,530,201	4,635	(2,879)	3,531,957
Short-term investments	228,812	—	—	228,812
Total	$4,321,775	$16,816	$(12,093)	$4,326,498

The following table shows the gross unrealized losses and fair value for the GIC Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(restated)		(restated)		(restated)
Obligations of U.S. states and political subdivisions	$15,372	$(306)	$63,661	$(2,651)	$79,033	$(2,957)
Mortgage-backed securities	466,739	(379)	8,886	(2)	475,625	(381)
Corporate securities	—	—	29,026	(17)	29,026	(17)
Asset-backed securities	898,459	(1,461)	274,596	(731)	1,173,055	(2,192)
Total	$1,380,570	$(2,146)	$376,169	$(3,401)	$1,756,739	$(5,547)

The Company periodically monitors the GIC Portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2004, there were 29 securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the 29 securities had an unrealized loss that exceeded book value by 7% at December 31, 2004. At December 31, 2004, the Company determined that no investments were considered other-than-temporarily impaired.

The amortized cost and fair value of the GIC Portfolio, at December 31, 2004, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(restated)
Due in one year or less	$276,837	$276,882
Due after one year through five years	—	—
Due after five years through ten years	77,669	78,332
Due after ten years	635,005	661,078
Mortgage-backed securities (stated maturities of 1 to 30 years)	2,137,814	2,149,513
Asset-backed and other securities (stated maturities of 3 to 40 years)	5,029,447	5,033,305
Total	$8,156,772	$8,199,110

Proceeds from sales of bonds held in the GIC Portfolio during 2004, 2003 and 2002 were $91.7 million, $190.7 million and $274.1 million, respectively. Gross gains of $2.2 million were realized on sales in 2004. Gross gains of $10.9 million were realized on sales in 2003. Gross losses of $0.2 million were realized on sales in 2002.

5.   DEFERRED ACQUISITION COSTS

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

6.   STATUTORY ACCOUNTING PRACTICES

GAAP differs in certain significant respects from accounting practices prescribed or permitted by insurance regulatory authorities, which are applicable to the Company’s insurance company subsidiaries. The principal differences result from the following statutory accounting practices:

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

•       certain assets designated as “non-admitted assets” are charged directly to statutory surplus but are reflected as assets under GAAP;

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

Reconciliations of net income for the years ended 2004, 2003 and 2002 and shareholders’ equity at December 31, 2004 and 2003, reported by the Company on a GAAP basis, to the amounts reported by the insurance company subsidiaries on a statutory basis, are as follows (in thousands):

	Year Ended December 31,
Net Income:	2004	2003	2002
	(restated)	(restated)	(restated)
GAAP BASIS	$378,607	$298,127	$196,965
Non-insurance companies net loss	6,435	29,939	2,746
Premium revenue recognition	(80,169)	(27,867)	(19,624)
Losses and loss adjustment expenses incurred	3,889	21,813	20,585
Deferred acquisition costs	(34,370)	(19,868)	(13,285)
Deferred income tax provision (benefit)	73,066	22,505	(24,490)
Current income tax	(18,804)	(18,049)	(8,162)
Change in fair value of derivatives	(56,927)	(34,796)	48,788
VIE consolidation	(117,762)	(135,717)	(16,330)
Foreign exchange transaction loss	91,309	118,269	—
Other	(3,193)	8,588	7,895
STATUTORY BASIS	$242,081	$262,944	$195,088

	As of December 31,
Shareholders’ Equity:	2004	2003
	(restated)	(restated)
GAAP BASIS	$2,611,278	$2,219,149
Non-insurance companies liabilities, net	127,707	109,314
Premium revenue recognition	(290,204)	(189,823)
Loss and loss adjustment expense reserves	96,380	109,237
Deferred acquisition costs	(308,015)	(273,646)
Contingency reserve	(1,099,462)	(936,761)
Unrealized gain on investments	(258,677)	(232,877)
Deferred income taxes	310,875	220,215
Surplus notes	74,756	154,761
Other	(83,217)	(12,072)
STATUTORY BASIS SURPLUS	1,181,421	1,167,497
SURPLUS PLUS CONTINGENCY RESERVE	$2,280,883	$2,104,258

7.   FEDERAL INCOME TAXES

Dexia Holdings, Inc. (“Dexia Holdings”) and the Company and its Subsidiaries, except FSA International, file a consolidated federal income tax return.

The tax-sharing agreement provides that each member’s tax benefit or expense is calculated on a separate return basis and that any credit or losses available to the Company be allocated among the members based on each member’s taxable income. At December 31, 2004 and 2003, the Company and its Subsidiaries received benefits from utilizing Dexia Holding’s credits and losses of $1.3 million and $0.3 million, respectively. These amounts have been recorded as capital contributions and reductions in amounts payable to Dexia Holdings in the financial statements.

Except as described below, federal income taxes have not been provided on all of the undistributed earnings of FSA International, since it has been the Company’s practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $86.7 million and $57.1 million at December 31, 2003 and 2002, respectively.

The American Job Creation Act of 2004 (the “Act”) was enacted on October 22, 2004, which added Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25%, provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provided guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and has accordingly accrued a deferred tax liability and expense of $5.3 million at December 31, 2004. This amount represents the tax effect on FSA International’s tax dividend distribution capability at December 31, 2004. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will distribute such amounts and, accordingly, provide taxes on such earnings as they accrue during 2005.

The Act provides special tax treatment only for tax dividends. Tax dividends can be made only to the extent of earnings and profits that have a different basis of calculation from that of GAAP earnings. At December 31, 2004, GAAP earnings exceeded tax earnings and profits by approximately $22.6 million. It is the Company’s intention to repatriate only earnings that qualify for the special tax treatment under the Act.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.

The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

	As of December 31,
	2004	2003
	(restated)	(restated)
Deferred acquisition costs	$95,736	$85,441
Deferred premium revenue adjustments	37,826	21,865
Unrealized capital gains	104,604	82,644
Contingency reserves	113,507	96,481
Undistributed earnings	9,274	4,513
Derivative fair-value adjustments	50,426	6,921
Other	9,185	11,140
Total deferred federal income tax liabilities	420,558	309,005
Loss and loss adjustment expense reserves	(35,540)	(34,304)
Deferred compensation	(93,083)	(89,182)
White Mountains indemnity payment	(16,450)	—
Foreign currency transaction loss	(24,264)	(12,004)
Other	(1,556)	—
Total deferred federal income tax assets	(170,893)	(135,490)
Net deferred federal income tax liability	$249,665	$173,515

Management believes it is more likely than not that the tax benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was necessary at December 31, 2004 or 2003.

A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(7.1)	(8.3)	(15.7)
Income of foreign subsidiary	(1.2)	(1.7)	(3.2)
White Mountain indemnity payment	(2.8)	—	—
Minority Interest and Equity in Unconsolidated Subs	(4.9)	(2.9)	—
Other	—	0.1	0.2
Provision for income taxes	19.0%	22.2%	16.3%

In 2002, the Company changed its method of accounting for taxes in respect of its equity in earnings of SPS Capital Holding Corp. (“SPS”), an unconsolidated affiliate of the Company (see Note 19). Prior to 2002, the Company accounted for its equity earnings from SPS net of income tax at the statutory rate of 35%. Following a change in SPS’s investors, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. In 2002, the Company recorded a cumulative-to-date benefit of $4.0 million, included in tax-exempt investments in the above reconciliation, relating to this change.

8.   DIVIDENDS AND CAPITAL REQUIREMENTS

Under the insurance laws of the State of New York, FSA may pay a dividend to the Company without the prior approval of the Superintendent of Insurance of the State of New York (the “New York Superintendent”) only from earned surplus subject to the maintenance of a minimum capital requirement. In addition, the dividend, together with all dividends declared or distributed by FSA during the preceding 12 months, may not exceed the lesser of 10% of its policyholders’ surplus shown on FSA’s last filed statement, or adjusted net investment income, as defined, for such 12-month period. In 2004 FSA paid $30.0 million in dividends and had an additional $84.5 million available for the payment of dividends over the next 12 months. No dividends were paid in 2003 or 2002.

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

FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this agreement at December 31, 2004.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million and $3.6 million for 2004 and 2003, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

10.   LONG-TERM DEBT

On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company’s $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

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

For obligations under the Company’s Deferred Compensation Plan (“DCP”) and Supplemental Executive Retirement Plan (“SERP”), the Company generally purchases investments expected to perform similarly to the tracking investments chosen by the participants under the plans.

In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings, Inc. for $24.0 million. In 2004, an additional 1,890 shares were purchased for $0.3 million. This purchase was intended to fund obligations relating to the Company’s Director Share Purchase Program (“DSPP”), which enables its participants to make deemed investments in the Company’s common stock under the DCP and SERP. Under the DSPP, the deemed investments in the Company’s stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. In 2004 and 2002, $0.2 million and $0.3 million, respectively, of restricted treasury stock was distributed to a director as a DSPP payout. No distribution was made in 2003.

12.   COMMITMENTS AND CONTINGENCIES

Effective June 2004, the Company entered into a 20-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York, to be used as the Company’s new headquarters. The Company anticipates moving from its current location at 350 Park Avenue, New York, New York, to its new space in mid-2005. The lease contains scheduled rent increases every five years after a 19-month rent-free period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building’s operating expenses. The lease also contains a renewal option for an additional ten-year period and an option to rent additional office space at various points in the future, in each case at then-current market rents. In addition, the Company and its Subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. Future minimum rental payments are as follows (in thousands):

Year Ended December 31,
2005	$5,462.3
2006	7,579.7
2007	8,913.4
2008	8,156.1
2009	8,171.1
Thereafter	114,367.5
Total	$152,650.1

Rent expense was $7.8 million in 2004, $7.3 million in 2003 and $6.2 million in 2002.

During the ordinary course of business, the Company and its Subsidiaries become parties to certain litigation. The Company is not subject to any material pending legal proceedings.

13.   REINSURANCE

The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Company reinsures portions of its risks with affiliated (see Note 15) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

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

14.   OUTSTANDING EXPOSURE AND COLLATERAL

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

The maturities below are based on estimates made by the issuers of the insured obligations. The net par outstanding as of December 31, 2004 and 2003 and the contractual terms to maturity are as follows (in millions):

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

(2)          Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Affiliates.

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

(1)          Excludes intercompany insurance of $7,143 million in 2004 and $4,474 million in 2003 relating to FSA-insured GICs issued by the GIC Affiliates.

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

The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company’s net par amount outstanding (in millions) of insured municipal securities as of December 31, 2004:

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

15.   RELATED PARTY TRANSACTIONS

The Subsidiaries ceded premiums of $35.2 million, $48.8 million and $23.4 million to subsidiaries of XL Capital Ltd (“XL”), which owned an interest in FSA International as of December 31, 2004, for the

years ended December 31, 2004, 2003 and 2002, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2004 and 2003 for reinsurance ceded to subsidiaries of XL were $84.6 million and $60.8 million, respectively. The reinsurance recoverable for unpaid losses at December 31, 2004 and 2003 for reinsurance ceded to subsidiaries of XL were $8.2 million and $10.9 million, respectively.

The Subsidiaries earned premiums of $2.5 million and $5.0 million in the first half of 2003 and full year 2002, respectively, relating to the guarantees of debt issued or assets purchased by FSA Global and Canadian Global. Inter-company premiums earned relating to VIEs have been eliminated in consolidation for periods subsequent to July 1, 2003.

The Subsidiaries earned premiums of $28.0 million, $20.5 million and $17.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, relating to business with affiliates of Dexia. Deferred premium revenue relating to those transactions was $17.0 million and $6.9 million at December 31, 2004 and 2003, respectively. Gross par outstanding relating to those transactions was $24.0 billion and $16.8 billion at December 31, 2004 and 2003, respectively. The Company also paid Dexia a fee of $0.7 million in 2003 and $3.3 million in 2002 relating to business in which both Dexia and the Company were involved. For the years ended December 31, 2004, 2003 and 2002 the Company recorded pre-tax income (loss) of $97.6 million, $52.9 million and $(3.7) million, respectively, relating to swaps where Dexia was the counterparty. The Company recorded other assets of $353.1 million and other liabilities of $17.2 million in 2004 and recorded other assets of $223.6 million and other liabilities of $8.6 million in 2003, primarily relating to swaps where Dexia was the counterparty. In addition, at December 31, 2004 and 2003, the Company had $163.0 million and $154.3 million in VIE debt, respectively, relating to debt issued by the Company and purchased by Dexia. During 2004 and 2003, the Company recorded $8.8 million and $3.3 million, respectively, in VIE net interest expense relating to such debt.

16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For bonds, equity securities, GIC bond portfolio, GIC bond portfolio pledged as collateral and VIE bond portfolio, the carrying amount represents fair value. The fair value is based on quoted market price or redemption value for the Company’s investment in XLFA.

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

For deferred premium revenue, net of prepaid reinsurance premiums, the carrying amount represents the Company’s future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance policy. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

For notes payable, the carrying amount of notes payable represents the principal amount due at maturity. The fair value is based on the quoted market price.

For installment premiums, consistent with industry practice, there is no carrying amount since the Company will receive premiums on an installment basis over the term of the insurance contract. Similar to the treatment of deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be received under a reinsurance agreement with a third party to transfer the Company’s financial guaranty risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

For GICs and VIE debt, the fair value is the present value of the expected cash flows as of the reporting date.

For losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses, the carrying amount is net present value of the expected cash flows for specifically identified claims and inherent losses in the Company’s insured portfolio, which management believes is a reasonable proxy for fair value.

For fair-value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

The table below shows the carrying amount and fair value of the Company’s financial instruments (in thousands):

	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(restated)	(restated)	(restated)	(restated)
Assets:
Bonds	$3,914,763	$3,914,763	$3,508,649	$3,508,649
Equity securities	54,300	54,300
Short-term investments	321,071	321,071	224,429	224,429
FP bond portfolio	7,925,072	7,925,072	4,031,263	4,031,263
FP short-term investment portfolio	268,125	268,125	228,812	228,812
FP bond portfolio pledged as collateral	5,913	5,913	66,423	66,423
VIE bonds	1,346,355	1,346,355	1,422,538	1,422,538
VIE short-term investments	1,194	1,194	11,102	11,102
Cash	14,353	14,353	19,460	19,460
Assets acquired in refinancing transactions	749,208	748,118	506,951	503,255
Fair-value adjustments on derivatives	642,045	642,045	409,798	409,798
Receivable for investments sold	161	161	389	389
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	1,336,232	1,154,461	1,149,593	949,469
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	144,522	144,522	174,173	174,173
GIC and VIE debt	10,444,051	10,751,688	6,639,381	6,834,321
Notes payable	430,000	437,556	430,000	439,264
Fair-value adjustments on derivatives	25,582	25,582	45,760	45,760
Payable for investments purchased	262,033	262,033	116,878	116,878
Off-balance-sheet instruments:
Installment premiums	—	413,876	—	381,686

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

During 2004, the Company charged $20.6 million to loss expense, consisting of $25.0 million for originations of new business and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases primarily related to a large refinancing transaction in 2004. The non-specific reserves decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to the case reserves of $30.7 million offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to (1) a large, voluntarily accelerated transaction that had a $34.3 million payment and (2) reclassifications from reserves to asset valuation accounts for refinanced transactions of $13.9 million offset by transfers from the non-specific reserve of $30.7 million. (See Note 23.)

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

During 2003, the Company charged $34.5 million to loss expense, comprising $9.2 million related to the CDO portfolio discussed below, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years’ reserves. The non-specific reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the non-specific reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the non-specific reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves relating to a restructured transaction to securitized loans on the balance sheet (see Note 23).

In the second quarter of 2002, as part of the Company’s ongoing credit review process, management identified certain transactions not performing as expected in its portfolio of insured CDOs. As a result, management undertook a quantitative analysis of all CDO transactions in its insured portfolio that breached senior overcollateralization triggers, which were included in such transactions as one measure of adverse performance. A present value “deterministic” approach was utilized to estimate the loss inherent in this portfolio. The deterministic model takes the average cumulative default rate produced by a Monte Carlo simulation and applies those defaults to a cash flow model using (1) a timing sequence dependent on the portfolio’s rating and maturity composition, (2) an estimate of collateral recovery values for severity and (3) the LIBOR forward curve as a predictor of interest rates. Management assumed that current default rates on CDO collateral would improve in a manner consistent with an economic recovery following a period of significant credit deterioration similar to that experienced in 1991 and 1992 and, as a result, management utilized the Moody’s idealized default curve, adjusted by a factor consistent with the relationship between the 1992 cohort experience and the Moody’s 30-year average default rate. The per-period default rate was calculated based on the Moody’s weighted-average rating factor for each piece of surviving collateral. Recovery rates were judgmentally established by the Company. In considering the recovery rates to be utilized, management adjusted Moody’s average recovery rates (observed since 1982) downward to reflect more recent adverse observations.

At June 30, 2002, this analysis produced a present value of expected losses of $51.5 million, net of reinsurance recoveries and net of unearned premiums and future ceding commissions. Management addressed this net present value of expected loss ($51.5 million) through (1) an increase in the Company’s non-specific reserve ($31.0 million) and (2) amounts already existing in its non-specific reserve ($20.5 million), including non-specific reserve amounts reallocated to case reserves ($11.3 million). The $31.0 million increase in the Company’s non-specific reserve resulted in a corresponding increase to losses and loss adjustment expenses in the statement of operations of $31.0 million. An additional adjustment of $10.1 million was made in the fourth quarter of 2002 as a result of further deterioration of the CDO portfolio. Management established a methodology of recording case reserves on CDO transactions based on the extent to which the overcollateralization ratio (non-defaulted collateral at par value divided by the debt insured) has fallen below 100%, since management believes that claims on such transactions are probable and that the amount of the undercollateralization is a reasonable estimate of such claims. Such transactions may benefit from excess cash flow attributable in part to higher interest rates on the underlying collateral than on the insured securities. In addition, such transactions generally require insured payments of principal only at the ultimate maturity of such transactions. Application of this methodology resulted in recording $68.8 million in gross case reserves and $29.8 million in reinsurance recoverable on unpaid losses, resulting in a $39.0 million increase in net case reserves in 2002. Management, beginning in the second quarter of 2002, has refined the loss factor it applies to its net par underwritten when calculating the non-specific reserve in order to reflect its recent adverse experience. As a result, the non-specific reserve accrual for the year ended December 31, 2002 was $65.6 million, rather than approximately $14.9 million that would have been accrued using the prior assumptions.

During 2002, the Company increased its non-specific reserve by $65.6 million, of which $41.1 million related to the CDO portfolio discussed above, $21.1 million was for origination of new business and $3.4 million was for accretion of the discount on prior years’ reserves. Also during 2002, the Company transferred to the non-specific reserve $0.8 million representing recoveries received on prior-year transactions and transferred $45.8 million from the non-specific reserve to case reserves.

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

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(restated)	(restated)	(restated)	(restated)	(restated)
	(dollars in thousands)
2004
Gross premiums written	$189,521	$236,100	$198,171	$208,188	$831,980
Net premiums written	116,494	166,581	148,831	155,863	587,769
Net premiums earned	92,210	101,719	100,585	100,501	395,015
Net investment income	41,077	41,555	43,684	45,735	172,051
Losses and loss adjustment expenses	7,700	7,665	(4,263)	9,497	20,599
Net realized and unrealized gains on derivative instruments	52,155	(65,247)	148,041	194,310	329,259
Income before income taxes, minority interest and equity in earnings (losses) of unconsolidated affiliates	160,279	37,609	224,043	158,583	580,514
Net income	$101,611	$57,540	$114,190	$105,266	$378,607
2003
Gross premiums written	$129,554	$294,832	$262,127	$209,313	$895,826
Net premiums written	92,185	187,884	182,946	151,269	614,284
Net premiums earned	80,090	88,158	95,460	92,665	356,373
Net investment income	36,533	37,776	38,991	40,748	154,048
Losses and loss adjustment expenses	6,300	6,595	14,638	6,953	34,486
Net realized and unrealized gains (losses) on derivative instruments	(225)	(9,552)	111,314	125,912	227,449
Income before income taxes, minority interest, equity in earnings (losses) of unconsolidated affiliates and cumulative effect of accounting change	78,507	103,747	157,116	84,043	423,413
Cumulative effect of accounting change, net of taxes	—	—	4,800	—	4,800
Net income	$67,018	$74,441	$80,313	$76,355	$298,127

Certain prior-quarter balances have been reclassified to conform to the year-end presentation.

19.   EQUITY INVESTMENTS

The Company made equity investments in SPS Holding Corp. (“SPS”) (formerly, Fairbanks Capital Holding Corp.) of $10.3 million and $13.4 million in 2004 and 2002, respectively, and did not make any equity investments in 2003. At December 31, 2004, the Company had a 34.1% interest in SPS. The Company’s investment in SPS is accounted for using the equity method of accounting. Amounts recorded by the Company in connection with SPS at December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Investment in SPS	$49,645	$46,423	$59,971
Equity in earnings (losses) from SPS (pre-tax)	(7,100)	(13,548)	13,795

At December 31, 2004 and 2003, the Company’s retained earnings included $4.0 million and $3.5 million, respectively, of accumulated undistributed earnings of SPS.

SPS’s business is subject to regulation, supervision and licensing by various federal, state and local authorities that have increased their focus on lending and servicing practices in the sub-prime lending industry. In October 2002, the Federal Trade Commission (the “FTC”) informed SPS that it was investigating whether SPS’s loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. Certain of SPS’s shareholders, including the Company, received civil investigative demands from the FTC relating to their investments in SPS and their knowledge of SPS’s servicing operations.

On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC’s civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes new restrictions on SPS’s business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. The $10.3 million additional equity investment in SPS funded a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC’s settlement agreement with SPS.

In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired, and it charged that amount to income, as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of “Average.” While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS. The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements.

FSA’s 13% investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company recently adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million. In the fourth quarter of 2004, the Company recorded a return of capital of $2.1 million.

Until the fourth quarter of 2004 this investment was accounted for using the equity method of accounting because the Company has significant influence over XLFA’s operations. In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that under EITF Issue 02-14, “Whether an Investor Should Apply the Equity of Method of Accounting to Investments Other Than Common Stock” (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004. In accordance with this consensus, the Company will no longer accrue undistributed earnings related to its investment in XLFA. Amounts recorded by the Company in connection with XLFA as of December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Equity securities	$54,300	—	—
Investment in XLFA	—	64,440	52,206
Equity in earnings from XLFA (pre tax)	3,761	19,077	9,145
Dividends received from XLFA	12,003	6,640	6,665

At December 31, 2003, the Company’s retained earnings included $25.7 million of accumulated undistributed earnings of XLFA.

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

21.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2004, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $20.3 million and include accretion of $743.5 million. VIE debt includes $1,331.0 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for 2005 and each of the next four years ending December 31, and thereafter:

Principal Amount
(restated)
2005	$2,881.7
2006	1,508.4
2007	1,156.5
2008	462.3
2009	940.1
Thereafter	5,589.9
Total	$12,538.9

22.   DERIVATIVE INSTRUMENTS

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

Changes in the fair value of CDS, which were gains of $56.4 million and $34.8 million for the years ended December 31, 2004 and 2003, respectively, and losses of $50.2 million in 2002, were recorded in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income. The Company included net par outstanding of $66.0 billion and $63.8 billion relating to these CDS transactions at December 31, 2004 and December 31, 2003, respectively, in the asset-backed balances in Note 14. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average life of these contracts is 2.9 years. The inception to date gain (loss) on the CDS portfolio was $46.6 million at December 31, 2004 and $(9.8) million at December 31, 2003, and was recorded in other assets or accrued expenses and other liabilities, as applicable.

In August 2002, the Company terminated its exposure under its single-corporate-name CDS program in exchange for paying termination costs of $43.0 million, of which $38.0 million was related to FSA’s exposure. The charge was included in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income.

Interest Rate and Foreign Exchange Rate Derivatives

The Company utilizes interest rate derivatives to convert assets and liabilities with fixed interest rates to floating rates. All gains and losses from changes in the fair value of derivatives that do not qualify for hedge accounting are recognized immediately in the statements of operations and comprehensive income under the caption of net unrealized and realized gains (losses) on derivative instruments. Hedge accounting is applied to derivatives designated as hedging instruments in a fair value hedge provided certain criteria are met.

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses related to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments. The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $6.2 million and $14.2 million at December 31, 2004 and December 31, 2003, respectively, is recorded in other assets and accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE bond portfolio of

$570.8 million and $389.1 million at December 31, 2004 and December 31, 2003, respectively, are recorded in other assets and accrued expenses and other liabilities, as applicable.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under SFAS 133. These derivatives include swaptions, caps and other derivatives, which are used principally as protection against large interest-rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income.

23.   REFINANCED TRANSACTIONS

The Company generally has rights under its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate future losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse FSA in whole for its claims payments in exchange for assignments of certain of FSA’s rights against the trusts. The refinancing vehicles obtain their funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by the GIC Affiliates. The refinancing vehicles are consolidated into the Company’s financial statements. The Company maintains its reinsurance on these transactions.

At December 31, 2004, the Company has included all of the assets acquired in refinancing transactions under one balance sheet caption, “Assets acquired in refinancing transactions,” and the related revenues from those assets into one revenue caption, “Income from assets acquired in refinancing transactions.”

The following table presents the components of the assets acquired in refinancing transactions:

	As of December 31,
	2004	2003
	(restated)	(restated)
Assets acquired in refinancing transactions
Securitized loans	$369,749	$433,949
Bonds	157,036	—
Asset-backed senior notes	90,516	72,089
Equity securities	15,659	—
Mortgage loans	77,462	—
Short-term investments	27,749	—
Other assets	11,037	913
Total	$749,208	$506,951

Securitized loans are carried at cost, net of losses at the date of purchase. Income is recorded based on the effective yield method. The accretable yield on the securitized loans at December 31, 2004, 2003 and 2002 was $443.3 million, $513.5 million and $565.7 million, respectively. The cash flows on the securitized loans, net of reinsurance, are monitored and the effective yield modified to reflect any change in the cash flow estimate on a prospective basis (see Note 27). Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline (except as provided by reinsurance) and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with FSA for accounting purposes. FSA also consolidated the refinancing vehicles.

The credit quality of fixed income assets within the refinanced asset portfolio at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
(restated)
BBB	9.8%
BB	1.8
B	16.6
CCC	57.1
CC	5.8
NR	8.9
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

The amortized cost and fair value of fixed income assets within the refinanced asset portfolio were as follows (in thousands):

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(restated)	(restated)	(restated)	(restated)
Corporate securities	$151,895	$5,743	$(602)	$157,036
Asset-backed securities	89,500	1,016	—	90,516
Short-term investments	27,749	—	—	27,749
Total	$269,144	$6,759	$(602)	$275,301

	As of December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(restated)	(restated)	(restated)	(restated)
Asset-backed securities	$70,272	$1,817	—	$72,089
Total	$70,272	$1,817	—	$72,089

The amortized cost and fair value of equities held within the refinanced asset portfolio were as follows (in thousands):

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(restated)	(restated)	(restated)	(restated)
Equity securities	$13,919	$1,903	$(163)	$15,659

The amortized cost and fair value of fixed income assets within the refinanced asset portfolio at December 31, 2004, are shown below by contractual maturity (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(restated)
Due in one year or less	$34,934	$34,908
Due after one year through five years	126,153	129,827
Due after five years through ten years	108,057	110,566
Total	$269,144	$275,301

At December 31, 2004, there were no securities in an unrealized loss position for a continuous 12-month period or longer. The Company determined that no investments were considered other-than-temporarily impaired.

24.   SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations. It also includes the results of the VIEs that were consolidated for the first time in the third quarter of 2003. The FP Segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a pre-specified rate. The following tables summarize the financial information (in thousands) by segment as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$962,142	$167,948	—	$1,130,090
Intersegment	21,892	30,620	(52,512)	—
Expenses:
External	372,959	176,617	—	549,576
Intersegment	30,620	21,892	(52,512)	—
Pre-tax segment earnings	$395,667	$10,643	—	$406,310
Current and deferred taxes				(111,160)
SFAS133 CDS and economic interest rate hedge fair value adjustments				83,457
Net Income				$378,607
Segment assets	$9,820,672	$9,379,900	$(2,119,564)	$17,081,008

	For the Year Ended December 31, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$799,976	$70,318	—	$870,294
Intersegment	7,436	25,875	(33,311)	—
Expenses:
External	351,522	95,359	—	446,881
Intersegment	25,875	7,436	(33,311)	—
Pre-tax segment earnings	$345,956	$(8,649)	—	$337,307
Current and deferred taxes				(95,784)
Cumulative effect of accounting change				4,800
SFAS133 CDS and economic interest rate hedge fair value adjustments				51,804
Net Income				$298,127
Segment assets	$8,845,016	$5,424,864	$(1,862,317)	$12,407,563

	For the Year Ended December 31, 2002
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$399,034	$36,226	—	$435,260
Intersegment	—	5,619	(5,619)	—
Expenses:
External	187,284	55,470	—	242,754
Intersegment	5,619	—	(5,619)	—
Pre-tax segment earnings	$277,575	$(8,536)	—	$269,039
Current and deferred taxes				(43,297)
SFAS133 CDS and economic interest rate hedge fair value adjustments				(28,777)
Net Income				$196,965

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the GIC Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

The SFAS 133 CDS and economic interest rate hedge fair value adjustments are used to reconcile the pre-tax segment earnings to net income.  Management subtracts the impact of these derivatives when analyzing the segments, as it believes that, by removing the effect of the one-sided accounting caused by marking the derivatives, but not the hedged assets or liabilities, to fair value, the measure will more closely reflect the underlying performance of segment operations.

25.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
	(restated)	(restated)
Other Assets:
Fair value of VIE swaps	$570,764	$398,803
VIE other invested assets	156,540	150,410
Securities purchased under agreements to resell	—	175,000
Deferred compensation trust	112,941	97,514
Tax and loss bonds	102,193	85,512
Accrued interest on VIE swaps	99,794	76,295
Accrued interest income	63,614	56,076
Fair-value adjustments on derivatives	71,281	10,995
Other assets	151,257	198,189
Total Other Assets	$1,328,384	$1,248,794

	2004	2003
	(restated)	(restated)
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$262,033	$116,878
Deferred compensation trust	112,941	97,262
Equity participation plan	123,382	114,165
Securities sold under agreements to repurchase	5,656	63,965
Fair-value adjustments on derivatives	25,582	45,760
Other liabilities	313,931	266,113
Total Accrued Expenses and Other Liabilities	$843,525	$704,143

26.   VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46, which addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003.

FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. Similarly, Premier has GICs issued by the GIC Affiliates in their investment portfolios. In each such case, the Company’s GIC liability and asset are eliminated in consolidation. At December 31, 2004, $961.9 million was eliminated as a result of such consolidation. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company’s outstanding exposure are excluded from the Notes to the Consolidated Financial Statements for December 31, 2004 and 2003.

FIN 46R requires that, upon consolidation, the Company initially measure the VIE’s assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The increase in total assets and total liabilities, at July 1, 2003, related to the consolidation of these entities was $1.9 billion. The difference upon consolidation was reflected as a cumulative effect of a change in accounting principle at July 1, 2003. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. The following table presents the impact of consolidation of the VIEs.

	Twelve Months Ended December 31, 2004	Six Months Ended December 31, 2003
	(restated)	(restated)
VIE net interest income	$52,665	$25,432
FSA’s net premiums earned on VIE bonds and debt	(5,351)	(2,690)
Net realized and unrealized gains (losses) on derivatives	249,752	192,040
Total revenues	$297,066	$214,782
VIE net interest expense	$105,173	$53,271
Other operating expenses	(1,054)	383
Foreign Exchange Loss	79,270	118,269
Total expenses	$183,389	$171,923

VIE Investments

All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA’s insurance, at December 31, 2004 was as follows:

Rating(1)	Percent of Bonds
AAA	2.6%
AA	5.3
A	71.6
BBB	20.5
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2004.

The amortized cost and fair value of bonds in the VIE Portfolio were as follows (in thousands):

December 31, 2004	Amortized Cost	Fair Value
	(restated)
Obligations of states and political subdivisions	$16,007	$16,007
Corporate securities	156,030	157,990
Foreign securities	56,077	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short-term investments	1,194	1,194
Total	$1,343,683	$1,347,549

December 31, 2003	Amortized Cost	Fair Value
	(restated)
Obligations of states and political subdivisions	$16,200	$16,200
Corporate securities	175,118	180,380
Foreign securities	56,451	61,207
Asset-backed securities(1)	1,164,751	1,164,751
Short-term investments	11,102	11,102
Total	$1,423,622	$1,433,640

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

	Amortized Cost	Fair Value
	(restated)
Due in one year or less	$184,365	$186,182
Due after one year through five years	28,936	30,985
Due after five years through ten years	—	—
Due after ten years	16,007	16,007
Asset-backed securities (stated maturities of 1 to 18 years)	1,114,375	1,114,375
Total	$1,343,683	$1,347,549

27.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 supersedes Practice Bulletin 6 for transactions entered into after the initial application of SOP 03-3. For loans acquired in fiscal years prior to the effective date of SOP 03-3 and within the scope of Practice Bulletin 6 (such as certain assets acquired via refinancing transactions, see Note 22), SOP 03-3 amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected.

SOP 03-3 requires that the investor recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan. SOP 03-3 prohibits investors from displaying differences from expected cash flows in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and that fall within the scope of Practice Bulletin 6 as it applies to decreases in cash flows expected to be collected, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004. Management believes that the implementation of SOP 03-3 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123-R”). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. SFAS 123-R is effective for interim or annual periods beginning after June 15, 2005. The adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2004.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s accounting documentation for  certain hedging relationships did not meet the requirements of SFAS 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 30, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002.  In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2004.

Plans for Remediation

Management intends to remediate the material weakness in internal control over financial reporting and will report on its status when it files its Form 10-K for the year ending December 31, 2005. In particular, management intends to:

•       revise the Company’s accounting documentation of policies and procedures and review to meet the standard of hedge documentation expected under SFAS 133; and

•       strengthen the Company’s internal knowledge base regarding hedge accounting with improved training and expertise.

By implementing these internal control improvements, management expects to remediate this material weakness in internal control over financial reporting before the Company’s management and independent registered public accounting firm must first report on the effectiveness of the internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company will continue to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide senior management with timely access to such material information and to correct any deficiencies that may be discovered in the future.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Directors

On October 29, 2004, the Company’s shareholders appointed twelve directors to serve until the later of the Company’s next annual meeting of shareholders or until their successors have been duly elected and qualified. Information about the directors as of December 31, 2004 is set forth below and in “Item 12. Security Ownership of Certain Beneficial Owners and Management—Directors and Executive Officers.”

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

James H. Ozanne Age 61

Director of the Company since September 2004. Mr. Ozanne previously served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owns a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Prior to May 2003, Mr. Ozanne was Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains (“Source One”), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation (“USWCC”) from September 1989 until December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently non executive chairman of SPS and a director of Distributed Energy Services Corp. He has been Chairman of PECO Pallet, a privately owned grocery pallet rental company, since 2000.

Pierre Richard Age 64

Director and Vice Chairman of the Company since July 2000. Mr. Richard was appointed Group Chief Executive and Chairman of the Executive Committee of Dexia S.A. in December 1999 after its reorganization. He had been co Chairman of Dexia Group since its creation through the alliance between Crédit Local de France and Crédit Communal de Belgique in December 1996. In October 1987, when Crédit Local de France was incorporated, he became its Chief Executive Officer and then, in December 1993, after the firm's privatization, he was named Chairman and Chief Executive Officer. He previously served as Deputy General Manager of Caisse des Dépôts et Consignations and, before that, as head of the Local Authorities Department at the French Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Compagnie Nationale Air France, Le Monde SA, Credit du Nord and Generali France Holding. He has been decorated as an Officier of the Légion d’Honneur and the Ordre National du Mérite and as a Commandeur of the Ordre of Leopold II.

Roger K. Taylor Age 53

Director of the Company since February 1995. Effective January 2002, Mr. Taylor became a part  time employee of the Company and Vice Chairman of FSA. He formally retired in July 2004. Mr. Taylor served as Chief Operating Officer of the Company from May 1993 through December 2001 and President of the Company from November 1997 through December 2001. Mr. Taylor joined FSA in January 1990, and served FSA as its President from November 1997 until November 2000, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice President of Financial Guaranty Insurance Company, a financial guaranty insurer. Mr. Taylor is a director of SPS Capital Holding Corp.

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

Executive Officers of the Company

In addition to Messrs. Cochran and McCarthy (who are described above under the caption “Directors”), the Company’s other executive officers are described below. The Company’s executive officers consist of the full-time members of the Management Committee.

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

The present principal occupation and five-year employment history of each of the above-named executive officers of the Company, as well as other directorships of corporations currently held by each such person, are set forth below:

Mr. Brewer has been a Managing Director of FSA since March 1989 and the Chief Risk Management Officer of FSA since September 2003. Mr. Brewer was the Chief Underwriting Officer of FSA from September 1990 until September 2003. He has been a Managing Director of the Company since May 1999 and a director of FSA since September 1993. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of FSA. Prior to joining FSA in 1986, Mr. Brewer was an Associate Director of Moody’s Investors Service, Inc.

Mr. Simon was elected a Managing Director and the Chief Financial Officer of the Company and FSA in September 2002, having served in such capacity since April 2002. Prior to joining the Company, Mr. Simon was Chief Financial Officer of Intralinks, a technology company serving the financial markets. Earlier, he worked for TENTV.com, a provider of business to business video portals. From 1993 to 1999, he was a senior financial officer, last serving as the Chief Financial Officer, of Cantor Fitzgerald. Mr. Simon, a certified public accountant, began his professional career at Price Waterhouse in 1983.

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

Code of Ethics

The Company has adopted a code of ethics for directors, officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Conduct. The Company will provide to any person without charge, upon request, a copy of the Code of Conduct. Any such request should be made to the Company in writing or by telephone, to:

Financial Security Assurance Holdings Ltd.

31 West 52nd Street

New York, NY 10019

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon the Merger in July 2000, the Company’s common stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the Company no longer has equity securities registered under Section 12 of the Exchange Act, and the reporting obligations of Section 16 of the Exchange Act no longer apply.

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

		Annual Compensation		Long-Term Compensation(1)
				LTIP	All Other
Name and Principal Position	Year	Salary	Bonus(2)	Payouts(2)	Compensation(3)
Robert P. Cochran	2004	$500,000	$3,400,000	$6,255,877	$90,000
Chairman of the Board and	2003	500,000	3,200,000	9,213,941	90,000
Chief Executive Officer	2002	490,000	2,600,000	3,078,527	90,000
Séan W. McCarthy	2004	310,000	3,000,000	4,705,296	90,000
President and	2003	310,000	2,800,000	6,858,901	90,000
Chief Operating Officer	2002	300,000	2,400,000	3,609,374	90,000
Bruce E. Stern	2004	240,000	900,000	2,003,907	90,000
Managing Director, General	2003	240,000	800,000	2,269,286	80,100
Counsel and Secretary	2002	230,000	650,000	1,304,909	90,000
Russell B. Brewer II	2004	240,000	900,000	1,956,545	90,000
Managing Director and	2003	240,000	800,000	2,259,243	75,600
Chief Underwriting Officer	2002	230,000	600,000	1,289,911	90,000
Joseph W. Simon(4)	2004	240,000	750,000	297,899	66,600
Managing Director and	2003	240,000	500,000	N/A	33,300
Chief Financial Officer	2002	172,500	400,000	N/A	N/A

(1)          No awards of restricted stock or options/SARs were made to any of the executives named in the table during the period covered by the table.

(2)          Annual compensation for each year includes bonus and LTIP payouts received or deferred by the named executive officer in January or February of the subsequent year. LTIP payouts were made to or deferred by each named executive for each year shown in the table above with respect to performance shares for the three-year performance cycle ending December 31 of such year. For additional information regarding performance shares see “—Equity Plans—Performance Shares.”

(3)          All Other Compensation includes contributions by the Company to its Supplemental Executive Retirement Plan (“SERP”) and to its defined contribution pension plan (the “Pension Plan”), as follows:

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

Under the agreements, compensation consists of:

•       base salary at the annual rate in effect immediately prior to the agreement, subject to increase at the Board’s discretion;

•       annual bonus equal to a minimum percentage of a “bonus pool” determined pursuant to formulae from time to time determined by the Human Resources Committee of the Board of Directors; and

•       annual awards of performance shares under the Company’s 1993 Equity Participation Plan, as amended (the “1993 Equity Plan”) and 2004 Equity Participation Plan (the “2004 Equity Plan” and together with the 1993 Equity Plan, the “Equity Plans”), having an estimated economic value at least equal to the employee’s 2004 performance shares award. Each performance share represents the economic value of up to two shares of common stock of the Company, and not just appreciation in share value, as is the case with a stock option. For additional information, see “—Equity Plans—Performance Shares.”

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

The employment agreements provide that Messrs. Cochran and McCarthy may elect to retire at age 60, but that retirement is mandatory at age 65. Upon retirement, each of Mr. Cochran and Mr. McCarthy will be entitled to his pro-rata annual base salary and annual bonus through the date of retirement and the vesting of his outstanding performance shares over time as if he remained employed. Messrs. Cochran and McCarthy are not entitled to any on-going retirement compensation except as provided by the Company’s defined contribution Pension Plan and SERP.

The employment agreements provide for continued participation in the Company’s benefit plans and severance benefits in lieu of the Company’s existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without cause or either of such executive officers terminates his employment for “good reason,” he will be entitled to:

•       his pro-rata annual base salary and annual bonus through the date of termination;

•       twice his annual base salary and twice his average annual bonus for the two immediately prior years;

•       vesting of his outstanding performance shares; and

•       the minimum annual performance shares that he is entitled to receive through the end of the contract’s term.

“Good reason” includes, for Mr. McCarthy, not being named Mr. Cochran’s successor as Chief Executive Officer of the Company.

Both employment agreements provide that, if the employee is terminated for cause or terminates his employment without “good reason” during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination. If such termination occurs after the term of the agreement, he will also be entitled to his pro-rata annual bonus through the date of termination and his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company. Each employment agreement contains a non-compete provision extending through the greater of two years and the term of the agreement.

If Mr. Cochran becomes Non-Executive Chairman of the Company, he will be entitled to his then-current salary and an annual performance share unit award with an estimated economic value at least equal to 50% of normal prior awards. If Mr. McCarthy becomes the Chief Executive Officer of the Company, he will be entitled to compensation equal to 90% or more of Mr. Cochran’s latest compensation, including salary, bonus and performance share units.

The Company’s severance policy for senior management entitles Messrs. Brewer, Simon and Stern to 12 months of compensation, in each case if terminated without cause and based on current compensation (or, in certain events, prior compensation if higher). The severance policy was amended in connection with the Merger to provide reimbursement (on a grossed-up basis) for any “golden parachute” excise taxes payable by employees upon their termination of employment following the Merger, and to restrict adverse amendments to the policy through December 31, 2004.

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

The Equity Plans provide that the Company’s Board of Directors may elect to continue the plan if a change in control occurs. Following a “plan continuation,” performance shares and Dexia Restricted Stock are not accelerated, but vest and are payable as if no change in control had occurred, except in the case of any employee who is terminated without cause or leaves for “good reason” following the change in control. The Board elected a plan continuation in connection with the Merger.

Compensation of Directors

Each director of the Company who is not an officer of the Company or Dexia received a fee of $40,000 per annum for service as a director (increased to $50,000 per annum effective May 2004), and an additional annual fee of $5,000 if chairperson of a Committee of the Board of Directors (increased to $20,000 in the case of the Underwriting Committee and Audit Committee effective May 2004). Such directors also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company’s Deferred Compensation Plan (the “DCP”) and to participate in the director share purchase program. Under a cost-sharing agreement, the Company reimburses Dexia Crédit Local for the portion of director Bruno Deletre’s Dexia Crédit Local compensation that relates to his work as liaison with the Company on behalf of Dexia.

Director Share Purchase Program

In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings and Dexia Public Finance Bank, now Dexia Crédit Local, to establish the Director Share Purchase Program, pursuant to which Company directors could invest in shares of the Company’s common stock. The Director Share Purchase Program entitles each director of the Company to purchase from Dexia (or an affiliate thereof) up to 126,958 restricted shares of the Company’s common stock (which represented a $10 million investment at the purchase price at inception of the program) at a price determined in accordance with the formula described below, provided that:

•       restricted shares must be held for the lesser of four years or the participant’s tenure as a director of the Company;

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

The purchase price for each restricted share acquired by a director or put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share (“ABV per share”), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plans. The purchase price per share, determined pursuant to such formula, was $162.78 at December 31, 2004. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share freezes on the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

Sales under the program are not registered under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2) of that Act. None of the directors made any additional direct or phantom investments under the Director Share Purchase Program during 2003, or any direct investments after 2002, the year of inception of the Program. During 2004, one director invested in 1,890 phantom shares and during the first quarter of 2005, one director purchased 6,199 shares outright. For more information regarding the directors’ share ownership, see “Item 12. Security Ownership of Certain Beneficial Owners and Management—Directors and Executive Officers.”

Equity Plans

In November 2004 the Company adopted the 2004 Equity Plan, to be used for future equity compensation awards to Company executives and employees in lieu of the 1993 Equity Plan. The 2004 Equity Plan provides for awards of:

•       performance shares,

•       Dexia restricted stock, and

•       performance share units comprised of performance shares and Dexia restricted stock.

The following table sets forth a summary of the performance share units (“PSU”) awarded to each of the named executive officers for the year ended December 31, 2004 (which awards were made in February 2005), as well as the number of performance shares (“PS”) and Dexia restricted shares the awards were comprised of.

Name	Number of Performance Share Units		Number of Performance Shares (“PS”) and Dexia Restricted Shares
Robert P. Cochran	34,000	Comprised of:	30,600 PS and 19,671 Dexia shares
Séan W. McCarthy	25,000	Comprised of:	22,500 PS and 14,464 Dexia shares
Bruce E. Stern	9,000	Comprised of:	8,100 PS and 5,207 Dexia shares
Russell B. Brewer II	9,000	Comprised of:	8,100 PS and 5,207 Dexia shares
Joseph W. Simon	8,000	Comprised of:	7,200 PS and 4,629 Dexia shares

Unlike the 1993 Equity Plan, the 2004 Equity Plan does not provide for stock options, Company restricted stock or equity bonus awards.

Performance Shares

Each performance share represents the economic value of up to two shares of common stock of the Company, and not just appreciation, as is the case with a stock option. The number of shares of common stock actually earned for each performance share depends upon the attainment by the Company and its subsidiaries (on a consolidated basis) of “performance objectives” during the time period specified by the Committee at the time an award of performance shares is made.

Both Equity Plans authorize the discretionary grant of performance shares by the committee administering the Equity Plan (the Human Resources Committee) to key employees of the Company and its subsidiaries. So long as the Company’s common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock.

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

Long-Term Incentive Plans Awards in 2004(1)

	Performance	Performance	Estimated Future Payouts(3)
Name	Shares Awarded	Period Until Payout	Threshold (no. of shares)	Target (no. of shares)	Maximum (no. of shares)
Robert P. Cochran	30,600	(2)	0	30,600	71,200
Séan W. McCarthy	22,500	(2)	0	22,500	45,000
Bruce E. Stern	8,100	(2)	0	8,100	16,200
Russell B. Brewer II	8,100	(2)	0	8,100	16,200
Joseph W. Simon	7,200	(2)	0	7,200	14,400

(1)          These performance shares were awarded under the 2004 Equity Plan in February 2005 for the year ended December 31, 2004. The table excludes performance shares awarded in February 2004 for the year ended December 31, 2003, which are set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management—Performance Shares” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)          One-third of each award relates to the three-year performance cycle ending December 31, 2007 and two-thirds of each award relates to the three-year performance cycle ending December 31, 2008. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient’s death, disability, retirement or termination of employment, or change-in-control transactions.

(3)          The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in “adjusted book value” and “book value” per share (“ROE”) of common stock during an applicable “performance cycle” and the value of common stock at the time of payout of such performance shares. For purposes of the foregoing, adjusted book value per share and book value per share are adjusted to exclude the after-tax change in accumulated other comprehensive income. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company’s Investment Portfolio. With respect to the performance shares described in the table above, (a) if ROE is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle; (b) if ROE is 13% per annum for any performance cycle, a number of shares of common stock equal to 100% of the number of performance shares will be earned for that performance cycle; and (c) if ROE is 19% per annum or higher for any performance cycle, a number of shares of common stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company’s common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock, with shares valued at the greater of (1) 0.85 times “adjusted book value” per share and (2) the average of (a) 1.15 times “adjusted book value” per share and (b) 14 times “operating earnings” per share (each such term as defined in the Equity Plans).

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

As described in “Director Share Purchase Program,” above, members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company’s DCP or SERP.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

5% Shareholders

The following table sets forth certain information regarding beneficial ownership of the Company’s equity at March 15, 2005 as to each person known by the Company to beneficially own, within the meaning of the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common stock, par value $.01 per share	Dexia S.A.(1) 7 à 11 quai André Citröen BP-1002 75 901 Paris Cedex 15, France	32,871,757 shares(1)(2)	98.8	%(2)
	Boulevard Pachéco 44 B-1000 Brussels, Belgium

(1)          Shares are held indirectly through a subsidiary of Dexia.

(2)          For purposes of this table, Dexia is not deemed to be the beneficial owner of 254,756 shares acquired by the Company in connection with the Director Share Purchase Program described in “Item 11. Executive Compensation—Director Share Purchase Program.” Ownership percentage is calculated based on 33,263,259 shares of common stock outstanding at March 15, 2005, which excludes such shares acquired by the Company.

Directors and Executive Officers

The following table sets forth certain information regarding beneficial and economic ownership of the Company’s Common Stock at March 15, 2005 for (a) each director of the Company, (b) each executive officer named under “Executive Compensation Summary Compensation Table” and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

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

(1)          Shares beneficially owned were acquired under the Company’s Director Share Purchase Program described under “Item 11. Executive Compensation—Director Share Purchase Program.” To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) performance shares, with each performance share treated as one share of common stock, in the amounts shown below (excluding fractional shares), and (b) deemed investments in the Company’s common stock under the Director Share Purchase Program:

Officer	Performance Shares
Robert P. Cochran	131,933
Séan W. McCarthy	93,167
Bruce E. Stern	34,767
Russell B. Brewer II	34,767
Joseph W. Simon	22,533

In December 2000, the Company acquired 301,095 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program’s inception date under the DCP and SERP. The Company held 254,736 of those shares at December 31, 2004.

(2)          Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 98.82% of the Company’s Common Stock.

The Company is not aware of any arrangements that may result in a change in control of the Company.

The following table sets forth beneficial ownership of common shares of the Company’s parent, Dexia, at March 15, 2005, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

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

(1)          Dexia has provided the Company with information regarding shares owned by Messrs. Bruneel, Deletre, Guerber, Richard and von Lowis, and has advised the Company that:

(a)          shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)         on December 31, 2004, the total number of outstanding Dexia shares was 1,145,261,366, so that together the Company’s executive officers and directors owned 0.15% of Dexia shares and the maximum amount owned by any of the Company’s executive officers and directors represents 0.05% of Dexia shares.

A majority of the shares set forth above were acquired under the Employee Share Plans sponsored by Dexia between 2000 and 2004. All employees of the Company were allowed to participate in these plans. These plans allowed employees to purchase ordinary shares of Dexia stock at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under these plans include shares acquired under “leveraged options.” Employees who purchased shares under the leveraged options are entitled to the upside from ten shares for each share purchased with his or her own funds and benefit from a “floor” guarantying a return of invested funds following expiration of the five-year investment period. A third party financial institution is entitled to (1) all dividends paid on the leveraged shares and (2) a specified percentage of any share appreciation during the five-year investment period in the case of the “standard” leveraged option, and of the average monthly share appreciation during a 52-month period commencing six months after inception of the five-year investment period in the case of the “average” leveraged option. These percentages are as follows: 38% (for 2001), 40% (for 2002), 40% (for 2003 for the standard leveraged option), 20% (for 2003 for the average leveraged option), 35% (for 2004 for the standard leveraged option) and 15% (for 2004 for the average leveraged option).

Officer	Leveraged Shares
Robert P. Cochran	525,170
Séan W. McCarthy	441,340
Bruce E. Stern	160,280
Russell B. Brewer II	163,030
Joseph W. Simon	21,560

(2)          Includes shares granted under the 2004 Equity Plan, as described in “Item 11. Executive Compensation—Equity Plans.” Generally, one third of an award of Dexia restricted stock vests after 2.5 years and two third vests after 3.5 years, with transfer restrictions lapsing on one third of each award after three years and on two thirds of each award after four years.

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

(1)          The Company currently maintains two such plans: the 2004 Equity Plan and the Director Share Purchase Program.

(2)          All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

(3)          Excludes shares awarded in January and February 2004 for the year ended December 31, 2003. Since its inception, up to 3,300,000 shares of common stock have been available for distribution under the 2004 Equity Plan in respect of performance shares. Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If performance shares awarded under the 2004 Equity Plan are forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan. So long as the Company’s common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock.

(4)          Under the Director Share Purchase Program, each director of the Company can purchase, directly from Dexia Holdings or through “phantom” investments in the Company’s DCP or SERP, up to 126,958 shares of common stock. Shares acquired under the Program may generally be put to a Dexia affiliate after a four-year minimum holding period for a price equal to the product of (a) 1.4676 and (b) adjusted book value per share. The number set forth above assumes the current number of directors (12) and deducts shares that they already purchased. These programs are further described in “Item 11. Executive Compensation.”

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

Director Share Purchase Program

As of December 31, 2004, directors were entitled to purchase up to 126,958 of actual or phantom shares of the Company’s Common Stock, as described in “Item 11. Executive Compensation—Director Share Purchase Program.”

Other Relationships

Additional information relating to certain relationships and related transactions is set forth in “Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

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

Audit related fees for the years ended December 31, 2004 and 2003 were for assurance and related services related to the Company’s retirement plans and consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2004 and 2003 were for services related to tax compliance, including the preparation of tax returns for expatriates, assistance with tax audits and appeals, and tax services for employee benefit plans.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all non-audit related fees and approves all audit fees paid to the Company’s auditors.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules.

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
The report of the Independent Registered Public Accounting Firm with respect to the above listed financial statement schedule is set forth under Item 8 of this Report.
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

3.1

Restated Certificate of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74165) (the “Form S-3”), and incorporated herein by reference.)

3.1(A)

Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the “September 30, 2000 10-Q”), and incorporated herein by reference.)

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
4.1

Amended and Restated Trust Indenture dated as of February 24, 1999 (the “Amended and Restated Senior Indenture”) between the Company and the Senior Debt Trustee. (Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-74165), and incorporated herein by reference.)

4.1(A)

Form of 6 7/8% Quarterly Interest Bond Securities due December 15, 2101. (Previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001 (the “December 2001 Form 8-K”), and incorporated herein by reference.)

4.1(B)

Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the December 2001 Form 8-K, and incorporated herein by reference.)

4.1(C)

Form of 6.25% Notes due 2102. (Previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 2002 and filed November 25, 2002 (the “November 2002 Form 8-K”), and incorporated herein by reference.)

4.1(D)

Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 4 to the November 2002 Form 8-K, and incorporated herein by reference.)

4.1(E)

Form of 5.60% Notes due 2103. (Previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated July 17, 2003 and filed July 30, 2003 (the “July 2003 Form 8-K”), and incorporated herein by reference.)

4.1(F)	Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the July 2003 Form 8-K, and incorporated herein by reference.)
10.1

Credit Agreement dated as of August 31, 1998 among FSA, each of its insurance company affiliates listed on Schedule I attached thereto, the Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as agent. (Previously filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1998, and incorporated herein by reference.)

10.1(A)

Amendment No. 7 to the Credit Agreement, dated as of April 22, 2005, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, JPMorgan Chase Bank, N.A. and The Bank of New York, as agent. (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-Q”), and incorporated herein by reference.)

10.2

Facility Agreement dated as of August 30, 1994, among FSA, Canadian Global Funding Corporation and Hambros Bank Limited. (Previously filed as Exhibit 2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 1994, and incorporated herein by reference.)

10.3

Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to the March 31, 2005 10-Q, and incorporated herein by reference.)

10.4†

1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated December 17, 2004 and filed on December 17, 2004 (the “December 2004 Form 8-K”), and incorporated herein by reference.)

10.5†	2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004. (Previously filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference.
10.6†

Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001 (the “June 30, 2001 10-Q”), and incorporated herein by reference.)

10.7†

2004 Equity Participation Plan (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 1-12644) dated November 18, 2004 and filed on November 23, 2004 (the “November 2004 Form 8-K”) and incorporated herein by reference.)

10.8†

2004 Equity Participation Plan, as amended on September 15, 2005. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference.)

10.9†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to the March 31, 2005 10-Q, and incorporated herein by reference.)

10.10†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)

10.11†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.12†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)

10.13†

Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)

10.14†

Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the “December 31, 2000 10-K”), and incorporated herein by reference.)

10.15†

Employment Agreement dated as of July 5, 2004 by and between the Company and Robert P. Cochran. (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2004 (the “September 30, 2004 10-Q”), and incorporated herein by reference.)

10.16†	Employment Agreement dated as of July 5, 2004 by and between the Company and Séan W. McCarthy. (Previously filed as Exhibit 10.2 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.17†	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline. (Previously filed as Exhibit 10.3 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.18

Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Previously filed as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2003 (the “June 30, 2003 10-Q”), and incorporated herein by reference.)

10.19	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Previously filed as Exhibit 99.6 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.20	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Previously filed as Exhibit 99.7 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.21	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Previously filed as Exhibit 99.8 to the June 30, 2003 10-Q, and incorporated herein by reference.)
21

List of Subsidiaries. (Previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004 and incorporated herein by reference.)

23*	Consent of PricewaterhouseCoopers LLP.
24

Powers of Attorney. (Previously filed as Exhibit 24 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002 and as Exhibit 24.2 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004, and incorporated herein by reference.)

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
99.1

Financial Security Assurance Inc. and Subsidiaries 2004 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated November 21, 2005, and incorporated herein by reference.)

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
Dated: December 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. COCHRAN	Chairman, Chief Executive Officer and	December 19, 2005
Robert P. Cochran	Director
(Principal Executive Officer)
/s/ SÉAN W. MCCARTHY	President, Chief Operating Officer and	December 19, 2005
Séan W. McCarthy	Director
/s/ JOSEPH W. SIMON	Managing Director and Chief Financial	December 19, 2005
Joseph W. Simon	Officer (Principal Financial Officer)
/s/ LAURA A. BIELING	Managing Director and Controller	December 19, 2005
Laura A. Bieling	(Principal Accounting Officer)
/s/ DIRK BRUNEEL	Director	December 19, 2005
Dirk Bruneel
/s/ BRUNO DELETRE	Director	December 19, 2005
Bruno Deletre
/s/ ROBERT N. DOWNEY	Director	December 19, 2005
Robert N. Downey
/s/ JACQUES GUERBER	Director	December 19, 2005
Jacques Guerber
/s/ DAVID O. MAXWELL	Director	December 19, 2005
David O. Maxwell
/s/ JAMES H. OZANNE	Director	December 19, 2005
James H. Ozanne
/s/ PIERRE RICHARD	Vice Chairman and Director	December 19, 2005
Pierre Richard

/s/ ROGER K. TAYLOR	Director	December 19, 2005
Roger K. Taylor
/s/ REMBERT VON LOWIS	Director	December 19, 2005
Rembert von Lowis
/s/ GEORGE U. WYPER	Director	December 19, 2005
George U. Wyper

*       Robert P. Cochran, by signing his name hereto, does hereby sign this Annual Report on Form 10 K/A on behalf of himself and on behalf of each of the Directors and Officers of the Registrant named above after whose typed names asterisks appear pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as exhibits to this Report.

By:	/s/ ROBERT P. COCHRAN
Robert P. Cochran,
Attorney in fact

Schedule II
Parent Company Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	December 31,
	2004	2003
	(restated)	(restated)
Assets:
Bonds at market value (amortized cost of $25,301 and $20,397)	$25,684	$20,858
Short-term investments	220	685
Cash	1,058	1,246
Investment in subsidiaries, at equity in net assets	2,868,797	2,438,504
Notes receivable from subsidiary	108,850	152,850
Deferred compensation	112,941	97,571
Deferred taxes	40,843	29,911
Due from subsidiaries	2,519	5,104
Other assets	39,343	34,904
Total Assets	$3,200,255	$2,781,633
Liabilities and Shareholders’ Equity:
Notes Payable	$430,000	$430,000
Other Liabilities	28,259	28,529
Due to subsidiaries	5,317	4,441
Deferred compensation	112,941	96,397
Taxes payable	12,460	3,117
Shareholders’ equity	2,611,278	2,219,149
Total Liabilities and Shareholders’ Equity	$3,200,255	$2,781,633

Condensed Statement of Income
(in thousands)

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Investment Income	$7,379	$10,077	$8,161
Net realized gains (losses)	497	(909)	805
Other income (loss)	(21)	(97)	38
Interest and amortization expense	(26,993)	(33,026)	(28,098)
Commissions	—	(703)	(3,300)
Other expenses	(292)	(1,639)	(1,681)
Net unrealized gains (losses) on derivative instruments	1,589	1,638	(2,013)
	(17,841)	(24,659)	(26,088)
Equity in undistributed net income of subsidiaries	368,139	313,789	209,394
Income before taxes	350,298	289,130	183,306
Income tax benefit	28,309	8,997	13,659
Net Income	$378,607	$298,127	$196,965

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

In 2004, 2003 and 2002, the Company’s subsidiaries received a tax benefit of $20,164, $10,645 and $18,812, respectively, by utilizing the Company’s losses. These balances were recorded as capital contributions.

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)	(restated)
Reconciliation of net income to net cash provided by operating activities:
Net income	$378,607	$298,127	$196,965
Equity in undistributed net income of subsidiary	(368,139)	(313,789)	(209,394)
Decrease (increase) in accrued investment income	1,373	11	891
Increase (decrease) in accrued income taxes	(10,821)	(14,337)	7,747
Provision (benefit) for deferred income taxes	(10,932)	3,051	(517)
Net realized losses (gains) on investments	(497)	909	(805)
Accretion of bond discount	96	—	—
Change in other assets and liabilities	(7,461)	95	(4,673)
Cash used for operating activities	$(17,774)	$(25,933)	$(9,786)

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

SCHEDULE II
Financial Security Assurance Holdings Ltd. (Parent Company)
Notes to Condensed Financial Statements

1.                 Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. Certain reclassifications have been made to conform to the 2004 presentation.

2.                 Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.                 Restatement of previously issued financial statements

The Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002. The restatement arises from certain of the Company’s subsidiaries’ incorrect application of hedge accounting. See Note 3 to the Consolidated Financial Statements in Item 8.

4.                 Long-Term Debt

On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.950% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.950% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.950% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.950% Senior QUIDS.

On November 26, 2002, the Company issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. The Company used a portion of the proceeds of this issuance to redeem in whole the Company’s $130.0 million principal amount of 7.375% Senior QUIDS due September 30, 2097. Unamortized debt issuance costs of the retired debt of $4.1 million were charged to interest expense in 2002.

5.                 Taxes

In connection with the Dexia group’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, under certain circumstances, which are not probable, the Company expects to agree to share 50% of the deferred tax benefit with White Mountains Insurance Group.