Form 10-Q/A
period 2005-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2005-12-19
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Explanatory Note

This Form 10-Q/A for the quarter ended March 31, 2005 is being filed for the purpose of amending the quarterly report on Form 10-Q for the quarter ended March 31, 2005 of Financial Security Assurance Holdings Ltd. (together with its subsidiaries, the “Company”) to reflect the restatement of the Company’s financial results described herein.  The restatement affects Items 1, 2, 4 and 6 of this report.  Except for the foregoing amended disclosure, the information in this Form 10-Q/A generally has not been updated to reflect events that occurred after May 14, 2005, the filing date of the Company’s Quarterly Report on Form 10-Q, which is being amended hereby.

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for the years ended December 31, 2002, 2003 and 2004 and the periods ended March 31, June 30, September 30, and December 31, 2003 and 2004, and the period ended March 31, 2005 and opening retained earnings at January 1, 2002.  The Company’s previously issued financial statements for these and prior periods should no longer be relied upon.  For a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

INDEX

		PAGE

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Unaudited Financial Statements
	Financial Security Assurance Holdings Ltd. and Subsidiaries
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 6.	Exhibits	38

SIGNATURES		39

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(restated)	(restated)
ASSETS
Bonds at fair value (amortized cost of $3,745,145 and $3,662,584)	$3,940,582	$3,914,763
Equity securities at fair value (cost of $54,300 and $54,300)	54,300	54,300
Short-term investments	188,113	321,071
Variable interest entities’ bonds at fair value (amortized cost of $1,294,440 and $1,342,489)	1,296,020	1,346,355
Variable interest entities’ short-term investment portfolio	49,763	1,194
Financial products bond portfolio at fair value (amortized cost of $9,395,133 and $7,882,739)	9,444,941	7,925,072
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908)	—	5,913
Financial products short-term investment portfolio	744,762	268,125
Total investment portfolio	15,718,481	13,836,793
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $110,746 and $151,895)	110,308	157,036
Securitized loans	355,376	369,749
Other	192,302	222,423
Total assets acquired in refinancing transactions	657,986	749,208
Total investments	16,376,467	14,586,001
Cash	40,824	14,353
Deferred acquisition costs	319,117	308,015
Prepaid reinsurance premiums	773,352	759,191
Investment in unconsolidated affiliate	51,381	49,645
Reinsurance recoverable on unpaid losses	35,080	35,419
Other assets	1,337,938	1,328,384
TOTAL ASSETS	$18,934,159	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,124,205	$2,095,423
Losses and loss adjustment expenses	183,020	179,941
Guaranteed investment contracts and variable interest entities’ debt	11,984,597	10,444,051
Deferred federal income taxes	229,865	249,665
Notes payable	430,000	430,000
Minority interest	48,550	48,550
Minority interest in variable interest entities	178,015	178,575
Accrued expenses and other liabilities	1,137,152	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	16,315,404	14,469,730
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital-common	905,080	905,080
Accumulated other comprehensive income (net of deferred income taxes of $85,685 and $103,755)	161,849	199,764
Accumulated earnings	1,551,491	1,506,099
Deferred equity compensation	20,177	23,528
Less treasury stock at cost (254,736 and 297,276 shares held)	(20,177)	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,618,755	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$18,934,159	$17,081,008

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
REVENUES:
Net premiums written	$109,502	$116,494

Net premiums earned	$94,881	$92,210
Net investment income	49,446	41,077
Net realized gains (losses)	(1,095)	495
Net interest income from financial products and variable interest entities	85,351	36,506
Financial products net realized gains (losses)	(155)	119
Net realized and unrealized gains (losses) on derivative instruments	(70,812)	52,155
Income from assets acquired in refinancing transactions	10,188	6,223
Net realized gains from assets acquired in refinancing transactions	5,433	—
Other income	5,158	7,357
TOTAL REVENUES	178,395	236,142

EXPENSES:
Losses and loss adjustment expenses	3,984	7,700
Interest expense	6,788	6,748
Policy acquisition costs	15,408	14,798
Financial products and variable interest entities’ foreign exchange (gains) losses	(57,667)	(31,753)
Net interest expense from financial products and variable interest entities	100,642	56,296
Other operating expenses	27,009	22,074
TOTAL EXPENSES	96,164	75,863

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	82,231	160,279
Provision for income taxes	15,218	34,910

NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	67,013	125,369
Minority interest	(2,300)	(4,671)
Minority interest in variable interest entities	(1,065)	(23,232)
Equity in earnings of unconsolidated affiliates	(492)	4,145
NET INCOME	63,156	101,611
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	(35,098)	47,600
Less: reclassification adjustment for gains included in net income	2,817	497
Other comprehensive income (loss)	(37,915)	47,103

COMPREHENSIVE INCOME	$25,241	$148,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
		(restated)	(restated)	(restated)			(restated)

BALANCE, December 31, 2004	$335	$905,080	$199,764	$1,506,099	$23,528	$(23,528)	$2,611,278
Net income	—	—	—	63,156	—	—	63,156
Net unrealized losses on investments, net of tax	—	—	(37,915)	—	—	—	(37,915)
Purchase of common stock	—	—	—	—	(3,351)	3,351	—
Dividends paid on common stock	—	—	—	(17,764)	—	—	(17,764)

BALANCE, March 31, 2005	$335	$905,080	$161,849	$1,551,491	$20,177	$(20,177)	$2,618,755

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Premiums received, net	$93,612	$97,610
Policy acquisition and other operating expenses paid, net	(146,314)	(117,930)
Recoverable advances recovered (paid)	13	(325)
Losses and loss adjustment expenses reimbursed (paid), net	676	(1,091)
Net investment income received	50,215	42,992
Federal income taxes paid	(10,702)	(7,643)
Interest paid on notes	(6,667)	(6,877)
Interest paid on guaranteed investment contracts	(61,995)	(18,472)
Interest received on guaranteed investment contracts portfolio	64,330	20,698
Variable interest entities’ interest paid	—	(230)
Variable interest entities’ net interest income received	4,836	9,649
Financial products and variable interest entities’ net derivative payments	4,206	340
Income received from refinanced assets	9,133	4,673
Other	5,897	2,354
Net cash provided by operating activities	7,240	25,748

Cash flows from investing activities:
Proceeds from sales and maturities of bonds	252,379	168,592
Purchases of bonds	(326,521)	(219,680)
Net decrease in short-term investments	132,958	31,608
Proceeds from sales and maturities of guaranteed investment contract bonds	1,055,831	359,269
Purchases of guaranteed investment contract bonds	(2,246,326)	(946,278)
Securities purchased under agreements to resell	—	175,000
Net increase in guaranteed investment contract short-term investments	(476,636)	(29,145)
Maturities of variable interest entities’ bonds	49,095	—
Net increase in variable interest entities’ short-term investments	(48,569)	(4,055)
Purchases of property, plant and equipment	(8,785)	(557)
Paydowns of assets acquired through refinancing transactions	22,143	13,730
Proceeds from sales of assets acquired through refinancing transactions	65,184	—
Other investments	(2,658)	1,723
Net cash used for investing activities	(1,531,905)	(449,793)

Cash flows from financing activities:
Dividends paid	(17,764)	—
Securities sold under repurchase agreements	(5,656)	(14,822)
Proceeds from issuance of guaranteed investment contracts	2,488,172	943,848
Repayment of guaranteed investment contracts	(911,813)	(510,241)
Repayment of variable interest entities’ debt	(1,500)	—
Capital issuance costs	(303)	(261)
Net cash provided by financing activities	1,551,136	418,524

Net increase (decrease) in cash	26,471	(5,521)
Cash at beginning of year	14,353	19,460
Cash at end of period	$40,824	$13,939

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). The Company is primarily engaged through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. The Company conducts its guaranteed investment contract (“GIC”) business through three consolidated affiliates (collectively, the “GIC Affiliates”) and FSA Asset Management LLC (“FSAM”) (collectively, the “FP Segment”).

The Company is a direct subsidiary of Dexia Holdings, Inc. (“DHI”), which in turn is owned 90% by Dexia Credit Local and 10% by Dexia S.A. (“Dexia”), a publicly held Belgian corporation.

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

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented, have been made. The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2005 presentation.

3.             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 and the period ended March 31, 2005, and opening retained earnings at January 1, 2002.  The restatement arises from the Company’s incorrect application of hedge accounting to certain transactions conducted through FSA Global and the FP Segment.

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

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for derivative transactions.  SFAS 133 requires that a company carry its derivatives on its balance sheet at fair value, reflecting periodic changes in fair value in earnings.

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

	As of March 31, 2005
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$3,940,582	$—	$—	$—	$3,940,582
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	188,113	—	—	—	188,113
Variable interest entities’ bonds at fair value	1,296,020	—	—	—	1,296,020
Variable interest entities’ short-term investment portfolio	49,763	—	—	—	49,763
Financial products bond portfolio	9,444,941	—	—	—	9,444,941
Financial products bond portfolio pledged as collateral	—	—	—	—	—
Financial products short-term investment portfolio	744,762	—	—	—	744,762
Total investment portfolio	15,718,481	—	—	—	15,718,481
Assets acquired in refinancing transactions:
Bonds	110,308	—	—	—	110,308
Securitized loans	348,973	6,403	—	—	355,376
Other	207,431	2,301	—	(17,430)	192,302
Total assets acquired in refinancing transactions	666,712	8,704	—	(17,430)	657,986
Total investments	16,385,193	8,704	—	(17,430)	16,376,467
Cash	40,824	—	—	—	40,824
Deferred acquisition costs	319,117	—	—	—	319,117
Prepaid reinsurance premiums	773,352	—	—	—	773,352
Investment in unconsolidated affiliate	51,381	—	—	—	51,381
Reinsurance recoverable on unpaid losses	35,080	—	—	—	35,080
Other assets	1,325,288	—	(20,060)	32,710	1,337,938
TOTAL ASSETS	$18,930,235	$8,704	$(20,060)	$15,280	$18,934,159
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,124,205	$—	$—	$—	$2,124,205
Losses and loss adjustment expenses	183,020	—	—	—	183,020
Guaranteed investment contracts and variable interest entities’ debt	12,225,173	(220,516)	(20,060)	—	11,984,597
Deferred federal income taxes	212,447	17,125	293	—	229,865
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	176,526	—	1,489	178,015
Accrued expenses and other liabilities	1,168,660	3,764	(513)	(34,759)	1,137,152
TOTAL LIABILITIES AND MINORITY INTEREST	16,343,505	(23,101)	(20,280)	15,280	16,315,404
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	899,912	—	5,168	—	905,080
Accumulated other comprehensive income	152,490	9,359	—	—	161,849
Accumulated earnings	1,533,993	22,446	(4,948)	—	1,551,491
Deferred equity compensation	20,177	—	—	—	20,177
Less treasury stock at cost	(20,177)	—	—	—	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	2,586,730	31,805	220	—	2,618,755
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$18,930,235	$8,704	$(20,060)	$15,280	$18,934,159

	As of December 31, 2004
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$3,914,763	$—	$—	$—	$3,914,763
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	321,071	—	—	—	321,071
Variable interest entities’ bonds at fair value	1,346,355	—	—	—	1,346,355
Variable interest entities’ short-term investment portfolio	1,194	—	—	—	1,194
Financial products bond portfolio	7,925,072	—	—	—	7,925,072
Financial products bond portfolio pledged as collateral	5,913	—	—	—	5,913
Financial products short-term investment portfolio	268,125	—	—	—	268,125
Total investment portfolio	13,836,793	—	—	—	13,836,793
Assets acquired in refinancing transactions:
Bonds	157,036	—	—	—	157,036
Securitized loans	371,092	(1,343)	—	—	369,749
Other	224,908	2,215	—	(4,700)	222,423
Total assets acquired in refinancing transactions	753,036	872	—	(4,700)	749,208
Total investments	14,589,829	872	—	(4,700)	14,586,001
Cash	14,353	—	—	—	14,353
Deferred acquisition costs	308,015	—	—	—	308,015
Prepaid reinsurance premiums	759,191	—	—	—	759,191
Investment in unconsolidated affiliate	49,645	—	—	—	49,645
Reinsurance recoverable on unpaid losses	35,419	—	—	—	35,419
Other assets	1,324,355	—	(20,028)	24,057	1,328,384
TOTAL ASSETS	$17,080,807	$872	$(20,028)	$19,357	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,095,423	$—	$—	$—	$2,095,423
Losses and loss adjustment expenses	179,941	—	—	—	179,941
Guaranteed investment contracts and variable interest entities’ debt	10,734,357	(270,278)	(20,028)	—	10,444,051
Deferred federal income taxes	216,619	32,994	52	—	249,665
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	176,881	—	1,694	178,575
Accrued expenses and other liabilities	874,510	—	(98)	(30,887)	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	14,530,850	(60,403)	(20,074)	19,357	14,469,730
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	900,215	—	4,865	—	905,080
Accumulated other comprehensive income	177,796	21,968	—	—	199,764
Accumulated earnings	1,471,611	39,307	(4,819)	—	1,506,099
Deferred equity compensation	23,528	—	—	—	23,528
Less treasury stock at cost	(23,528)	—	—	—	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,549,957	61,275	46	—	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$17,080,807	$872	$(20,028)	$19,357	$17,081,008

The impact of the restatement on the consolidated statements of operations and comprehensive income is shown in the tables below.  See “Restatement” section for discussion of the adjustments made in columns 1 through 3.

	Three Months Ended March 31, 2005
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$109,502	$—	$—	$—	$109,502
Net premiums earned	$94,881	$—	$—	$—	$94,881
Net investment income	49,446	—	—	—	49,446
Net realized gains (losses)	(1,095)	—	—	—	(1,095)
Net interest income from financial products and variable interest entities	78,512	6,839	—	—	85,351
Financial products net realized gains (losses)	91	(246)	—	—	(155)
Net realized and unrealized gains (losses) on derivative instruments	(2,024)	(68,788)	—	—	(70,812)
Income from assets acquired in refinancing transactions	7,017	3,171	—	—	10,188
Net realized gains from assets acquired in refinancing transactions	5,433	—	—	—	5,433
Other income	5,158	—	—	—	5,158
Total Revenues	237,419	(59,024)	—	—	178,395

EXPENSES:
Losses and loss adjustment expenses	3,984	—	—	—	3,984
Interest expense	6,788	—	—	—	6,788
Policy acquisition costs	15,408	—	—	—	15,408
Financial products and variable interest entities’ foreign exchange (gains) losses	—	(57,667)	—	—	(57,667)
Net interest expense from financial products and variable interest entities	77,018	23,624	—	—	100,642
Other operating expenses	26,708	—	301	—	27,009
Total Expenses	129,906	(34,043)	301	—	96,164

Minority interest	(2,404)	—	—	2,404	—
Equity in earnings (losses) of unconsolidated affiliates	1,736	—	—	(1,736)	—
Income before income taxes, minority interest and equity in earnings (losses) of unconsolidated affiliates	106,845	(24,981)	(301)	668	82,231
Provision for income taxes	26,699	(9,079)	(174)	(2,228)	15,218
Net income before minority interest and equity in earnings (losses) of unconsolidated affiliates	80,146	(15,902)	(127)	2,896	67,013
Minority interest	—	—	—	(2,300)	(2,300)
Minority interest in variable interest entities	—	(961)	—	(104)	(1,065)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	(492)	(492)
Net Income	80,146	(16,863)	(127)	—	63,156
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains (Losses) arising during period	(22,489)	(12,609)	—	—	(35,098)
Less: reclassification adjustment for gains (losses) included in net income	2,817	—	—	—	2,817
Other comprehensive income (loss)	(25,306)	(12,609)	—	—	(37,915)
COMPREHENSIVE INCOME (LOSS)	$54,840	$(29,472)	$(127)	$—	$25,241

	Three Months Ended March 31, 2004
	As previously filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
REVENUES:
Net premiums written	$116,494	$—	$—	$—	$116,494
Net premiums earned	$92,210	$—	$—	$—	$92,210
Net investment income	41,077	—	—	—	41,077
Net realized gains (losses)	495	—	—	—	495
Net interest income from financial products and variable interest entities	41,024	(4,518)	—	—	36,506
Financial products net realized gains (losses)	119	—	—	—	119
Net realized and unrealized gains (losses) on derivative instruments	13,039	39,116	—	—	52,155
Income from assets acquired in refinancing transactions	201	6,022	—	—	6,223
Net realized gains from assets acquired in refinancing transactions	—	—	—	—	—
Other income	7,357	—	—	—	7,357
Total Revenues	195,522	40,620	—	—	236,142

EXPENSES:
Losses and loss adjustment expenses	7,700	—	—	—	7,700
Interest expense	6,748	—	—	—	6,748
Policy acquisition costs	14,798	—	—	—	14,798
Financial products and variable interest entities’ foreign exchange (gains) losses	—	(31,753)	—	—	(31,753)
Net interest expense from financial products and variable interest entities	34,646	21,650	—	—	56,296
Other operating expenses	21,813	—	261	—	22,074
Total Expenses	85,705	(10,103)	261	—	75,863

Minority interest	(4,603)	—	—	4,603	—
Equity in earnings (losses) of unconsolidated affiliates	4,886	—	—	(4,886)	—
Income before income taxes, minority interest and equity in earnings (losses) of unconsolidated affiliates	110,100	50,723	(261)	(283)	160,279
Provision for income taxes	26,053	9,598	—	(741)	34,910
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates	84,047	41,125	(261)	458	125,369
Minority interest	—	—	—	(4,671)	(4,671)
Minority interest in variable interest entities	—	(23,300)	—	68	(23,232)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	4,145	4,145
Net Income	84,047	17,825	(261)	—	101,611
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains arising during period	27,189	20,411	—	—	47,600
Less: reclassification adjustment for gains included in net income	497	—	—	—	497
Other comprehensive income (loss)	26,692	20,411	—	—	47,103
COMPREHENSIVE INCOME (LOSS)	$110,739	$38,236	$(261)	$—	$148,714

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

(3)  Reclasses

In the previously filed statements of operations and comprehensive income minority interest and equity in earnings (losses) of unconsolidated affiliates were reflected before the federal tax line items.  The restated figures properly display these balances after the federal tax line items.  The balance sheet presentation of minority interest has been reclassified from accrued expenses and other liabilities to two line items: (a) minority interest, relating to FSAI; and (b) minority interest in variable interest entities, relating to FSA Global.

Footnote Disclosures

Relevant disclosures have been restated in footnotes affected by the restatement discussed above.  In addition, the schedule of payments due under GIC and VIE debt (Note 7) was adjusted to correct the exclusion of the mark to market of embedded derivative features of certain debt instruments for which the embedded derivatives had been bifurcated and accounted for separately at fair value.

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

The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimated at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. A case reserve is determined using cash flow or similar models that represent the Company’s estimate of the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated LAE and (ii) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted.

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

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with financial guaranty industry participants differences in loss recognition practices among those participants. Based on discussions with the SEC staff, the Company understands that the Financial Accounting Standards Board (“FASB”) staff is considering whether additional guidance regarding financial guaranty insurance reserve methodologies should be provided. When and if the FASB or SEC reach a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. The Company cannot predict how the FASB or SEC will resolve this issue and the resulting impact on its financial statements.

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

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2004	$99.3	$45.2	$144.5
Incurred	4.0	—	4.0
Transfers	1.8	(1.8)	—
Payments and other decreases	—	(0.6)	(0.6)
March 31, 2005 balance	$105.1	$42.8	$147.9

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

5.             DERIVATIVE INSTRUMENTS

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

Changes in the fair value of CDS were losses of $2.6 million for the first three months of 2005 and gains of $15.1 million for the same period in 2004, and were recorded in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income. The Company included net par outstanding of

$70.2 billion and $66.0 billion relating to these CDS transactions at March 31, 2005 and December 31, 2004, respectively, in the asset-backed balances in Note 6. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average life of these contracts is 2.9 years. The inception to date gain on the CDS portfolio was $44.0 million at March 31, 2005 and $46.6 million at December 31, 2004.

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

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses related to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments. The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $43.0 million and $6.2 million at March 31, 2005 and December 31, 2004, respectively, is recorded in other assets and accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE bond portfolio of $510.0 million and $570.8 million at March 31, 2005 and December 31, 2004, respectively, are recorded in other assets and accrued expenses and other liabilities, as applicable.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under SFAS 133. These derivatives include swaptions, caps and other derivatives which are used principally as protection against large interest-rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income.

6.             OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on asset-backed (including FSA-insured CDS) and municipal obligations. The gross amount of financial guarantees in force (principal and interest) was $628.4 billion at March 31, 2005 and $622.6 billion at December 31, 2004. The net amount of financial guarantees in force was $450.3 billion at March 31, 2005 and $444.5 billion at December 31, 2004. The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance.

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

(1)           Excludes net par outstanding of $9,990 million as of March 31, 2005 and $7,143 million as of December 31, 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

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

7.             GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. As of March 31, 2005, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $20.9 million and include accretion of $865.3 million. VIE debt includes $1,326.1 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2005 and each of the next four years ending December 31 and thereafter:

Expected Withdrawal Date	Principal Amount
(restated)

2005	$2,466.4
2006	1,731.6
2007	1,636.9
2008	533.9
2009	988.8
Thereafter	6,839.3
Total	$14,196.9

8.             SEGMENT REPORTING

The Company operates in two business segments:  financial guaranty and financial products.  The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  It also includes the VIEs that were consolidated for the first time in the third quarter of 2003.  The FP Segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. The GICs provide for the return of principal and the payment of interest at a pre-specified rate. The following tables summarize the financial information (in thousands) by segment at and for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)		(restated)
Revenues:
External	$127,765	$50,630	$—	$178,395
Intersegment	7,440	10,202	(17,642)	—
Expenses:
External	17,512	78,652	—	96,164
Intersegment	10,202	7,440	(17,642)	—

Pre-tax segment earnings	$107,791	$2,352	$—	$110,143
Current and deferred taxes				(17,446)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				(29,541)
Net Income				$63,156

Segment assets	9,597,665	11,354,834	(2,018,340)	18,934,159

	Three Months Ended March 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)		(restated)
Revenues:
External	$186,423	$49,719	$—	$236,142
Intersegment	3,337	5,637	(8,974)	—
Expenses:
External	40,437	35,426	—	75,863
Intersegment	5,637	3,337	(8,974)	—

Pre-tax segment earnings	$93,331	$(38)	$—	$93,293
Current and deferred taxes				(35,651)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				43,969
Net Income				$101,611

The inter-segment assets consist of (1) intercompany notes issued by FSA and held within the GIC Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The inter-segment revenues and expenses relate to interest income and expense on intercompany notes and GICs.

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

9.             OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
	(restated)	(restated)
Other Assets:
Fair value of VIE swaps	$510,635	$570,764
VIE other invested assets	154,530	156,540
Deferred compensation trust	115,794	112,941
Tax and loss bonds	103,430	102,193
Accrued interest on VIE swaps	114,311	99,794
Accrued interest income	63,457	63,614
Fair-Value adjustments on derivatives	76,863	71,281
Other assets	198,918	151,257
Total Other Assets	$1,337,938	$1,328,384

	March 31, 2005	December 31, 2004
	(restated)	(restated)
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$581,157	$262,033
Deferred compensation trust	115,794	112,941
Equity participation plan	77,205	123,382
Securities sold under agreements to repurchase	—	5,656
Fair-Value adjustments on derivatives	62,028	25,582
Other liabilities	300,968	313,931
Total Accrued Expenses and Other Liabilities	$1,137,152	$843,525

10.          EQUITY PARTICIPATION PLAN

In 2005, the Company adopted a new 2004 Equity Participation Plan (the “2004 EPP”) that continues the incentive compensation program formerly provided under the Company’s 1993 Equity Participation. The 2004 EPP provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company’s performance over specified three-year performance cycles) and 10% of shares of Dexia S.A. restricted stock. The Dexia S.A. restricted share component is a fixed plan, where the Company purchases Dexia S. A. shares and establishes a prepaid expense for the amount paid. In the first quarter, FSA purchased shares for $4.4 million, which is being amortized over the employees’ vesting period.

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

For the first quarter the Company’s total revenues decreased 24.5% to $178.4 million, and net income decreased 37.8% to $63.2 million . Gross premiums written declined 13.4% to $164.0 million due to a decline in upfront premiums from municipal business. Shareholders’ equity increased 0.3% to $2.6 billion.

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

Business Production

As explained in detail below, for each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by FSA and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $192.7 million in the three months ended March 31, 2005 and $187.2 million in the three months ended March 31, 2004. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

Present Value of Premiums Originated

The GAAP measure “gross premiums written” captures premiums collected in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. Gross premiums written is not a precise measure of current-period originations because a significant portion of the Company’s premiums are collected in installments. Therefore, to measure current- period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront in the accounting period, which produces the non-GAAP measure “PV premiums originated”.

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

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended March 31,
	2005	2004
	(in millions)
Gross premiums written	$164.0	$189.5
Gross installment premiums received	(76.9)	(72.0)
Gross upfront premiums originated	87.1	117.5
PV estimated installment premiums originated	92.8	54.2
PV premiums originated	$179.9	$171.7

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors.

U.S. Municipal Originations

	Three Months Ended March 31,
	2005	2004

Gross par insured (in billions)	$12.3	$11.0
Gross PV premiums originated (in millions)	76.8	89.4

The first quarter of 2005 saw the heaviest municipal market volume on record for a first quarter, with an estimated $98.0 billion of new issues coming to market, 13.2% more than in the first quarter of 2004, largely because of a significant increase in refundings. Insurance penetration was approximately 62%, compared with 46% in last year’s comparable period. In this environment, FSA insured approximately 24% of the par amount of insured new issues with sale dates in the first quarter.

Including both primary and secondary U.S. municipal obligations with closing dates in the first quarter, the par amount insured by FSA increased 12.1%, and PV premiums originated decreased 14.1%. The decrease in PV premiums originated was due to both a highly competitive, tight-spread environment and a reduced contribution from the higher-premium health care sector. The average return on FSA’s new municipal business met the Company’s return objectives.

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

FSA’s first-quarter international par insured increased 45.2%, but PV premium production decreased 10.8% because of a shift in the business mix to include substantially more Triple-A and Super Triple-A asset-backed transactions, which tend to have shorter terms and lower PV premiums relative to par than public infrastructure financings.

Financial Products Originations

The FP Segment, in which the Company conducts business through three affiliates (collectively, the “ GIC Affiliates “), produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

Guaranteed investment contracts (“GICs”) are issued at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the investment revenue and the borrowing cost for the reporting period is the FP NIM.

The non-GAAP measure PV NIM represents the difference between the present value of the estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of expected hedge derivative results. PV NIM is calculated after giving effect to swaps and other derivatives that convert substantially all fixed-rate assets and liabilities to floating rates. At the time of origination, all interest rate hedges are assumed to be completely effective.   The Company’s future positive interest rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

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

For each accounting period, the Company reports the non-GAAP measure PV NIM originated, reflecting its estimate of that period’s new business PV NIM generated by the FP Segment. The majority of municipal GICs issued by the GIC Affiliates relate to debt service reserve funds and construction funds in support of municipal bond transactions. These funds may be drawn unexpectedly, with the result that the actual timing and amount of repayments may differ from the original estimates, which in turn would affect the realization of the estimate of PV NIM originated in a given accounting period.  PV outstanding is the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above.  Installment payment contracts, whether in the form or premiums or FP NIM, are generally non-cancelable by the Company and represent a claim to future cash flows.  Therefore, management includes these amounts in its estimate of ABV.

Financial Products PV NIM Originated

	Three Months Ended March 31,
	2005	2004
	(in millions)

Gross present value of future net interest margin originated	$12.8	$15.5

PV NIM originated decreased 17.4% for the first quarter. Though demand for FSA-insured GICs remained strong in both the municipal and structured finance sectors, PV NIM declined because the Company invested primarily in highly liquid, Triple-A, short-dated floating rate instruments in anticipation of widening credit spreads.

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

The Company defines operating earnings as net income before the effects of fair value adjustments for two items:

1.               Interest rate derivatives that are intended to hedge fixed rate assets and liabilities but do not meet the criteria for hedge accounting treatment under SFAS 133 (“economic interest rate hedges”); and

2.               FSA-insured credit default swaps (CDS) that have investment grade underlying credit quality and that must be marked to fair value under SFAS 133.

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

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, in reversing the unrealized gains and losses that result from SFAS 133 on derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation presents the economic substance of its FP Segment and FSA Global business, the presentation understates earnings volatility.

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

For the first quarter, the Company’s operating earnings increased 13.4% to $82.3 million.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
Net income	$63.2	$101.6
Less fair-value adjustments for economic interest rate hedges	(17.5)	18.8
Less fair-value adjustments for insured CDS, net of taxes	(1.6)	10.2
Operating earnings	$82.3	$72.6

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

Management considers ABV to be an operating measure of the Company’s intrinsic value. Book value reflects an estimate of loss for all insured risks made at the time of contract origination.  ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable and represent a claim to future cash flows. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the ABV growth rate.

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

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM (adjustment 3 above) because net interest income and net interest expense reflected in the statements of operations and comprehensive income are limited to current-year earnings. The Company’s future positive interest rate spread from outstanding GIC business can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in U.S. GAAP book value.

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

Shareholders’ equity was $2.6 billion and non-GAAP ABV was $3.6 billion at March 31, 2005. During 2005, ABV grew 2.8%.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	March 31, 2005	December 31, 2004
	(restated)	(restated)
	(in millions)
Shareholders’ equity (book value)	$2,618.8	$2,611.3
After-tax adjustments:
Plus net unearned premium revenues	878.1	868.6
Plus present value of net future installment premiums and PV NIM	512.9	497.3
Less net deferred acquisition costs and goodwill	207.4	200.3
Less fair value adjustments for insured CDS	29.8	31.4
Less fair-value adjustments for economic interest rate hedges	32.0	63.8
Less unrealized gains on investments	161.8	199.8
Adjusted book value	$3,578.8	$3,481.9

Net Investment Income and Realized Gains

First quarter 2005 net investment income increased 20.4% in the first quarter of 2005 over the prior year’s first quarter results. The increase primarily reflects higher invested balances in the investment portfolio and the inclusion of XL Financial Assurance Ltd. (“XLFA”) dividends of $2.6 million. In the fourth quarter of 2004, the Company began accounting for its investment in XLFA as a marketable security with dividends recorded in net investment income. Previously this investment was recorded under the equity method of accounting. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. First quarter net realized gains, including amounts from refinanced transactions, were $4.3 million, compared with $0.5 million in the comparable prior-year period.  The Company’s effective rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the first quarter was 11.0% versus 9.5% for the comparable prior-year period.

Losses and Loss Adjustment Expense

The provision for losses and LAE was $4.0 million in the first three months of 2005 and $7.7 million in the comparable period of 2004. The following table presents the activity in the non-specific and case reserves for each of the periods presented (in millions). Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations and a separate review of the insured CDO portfolio. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-specific	Case	Total

December 31, 2004	$99.3	$45.2	$144.5
Incurred	4.0	—	4.0
Transfers	1.8	(1.8)	—
Payments and other decreases	—	(0.6)	(0.6)
March 31, 2005 balance	$105.1	$42.8	$147.9

The gross and net par amounts outstanding on transactions with case reserves were $720.0 million and $618.1 million, respectively, at March 31, 2005. The net case reserve consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 90% of the total net case reserves. The remaining 11 exposures were in various sectors.

Reserves for losses and LAE are discounted when established at risk-free rates at the time reserves are established. The cumulative amount of net discount taken was approximately $57.8 million at March 31, 2005 and $59.5 million at December 31, 2004.

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

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve in the manner described above, may call their non-specific reserve by a different name (such as, but not limited to “unallocated losses,” “active credit reserves” or “portfolio reserves”) or may use different statistical techniques than the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the financial statements at this time.

Other Operating Expenses and Policy Acquisition Costs

For the first quarter, policy acquisition and other operating expenses increased to $42.4 million ($28.4 million after taxes) from $36.9 million ($25.1 million after taxes) in the previous year’s first quarter. Of the $5.5 million increase, $2.8 million reflects changes in deferral rates following an annual analysis of employee time allocated to new business production. Additionally, in the first quarter of 2005, expenses were increased by write-offs of $1.0 million of uncollectable receivables, and, in the first quarter of 2004, expenses were reduced by reversals of $1.3 million of expense accruals that had proven to be unnecessary.

Financial Products Net Interest Margin

For the FP Segment, FP NIM was negative $15.4 million in 2005 and negative $19.7 million in 2004. The increases in FP NIM are related primarily to an increasing book of GIC business since the FP Segment commenced operations at the end of 2001. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was $7.6 million for the first quarter of 2005 and $3.9 million for the first quarter of 2004.  The differences between Total NIM and FP NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and variable interest entities (“VIEs”) NIM, as discussed further below.

The table below reconciles Total NIM with FP NIM, which management uses as a key performance measure of the financial products business.

	Three Months Ended March 31,
	2005	2004
Total NIM	$(15.4)	$(19.7)
Realized net interest from hedges of fixed rate assets and liabilities included in realized and unrealized gains (losses) on derivative instruments	16.6	19.4
Intersegment income related to refinanced transactions	7.7	5.6
VIE NIM (1)	(1.3)	(1.4)
FP NIM	$7.6	$3.9

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

Intersegment income relates primarily to intercompany notes held in the FP bond portfolio. In connection with the Company’s refinancing transactions, FSA obtains funds from the FP operations to fund claim payments, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the FP Segment. The net interest income on intercompany notes is added to FP NIM, but is not included in the consolidated Total NIM.

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

The Company utilizes interest rate derivatives to convert assets and liabilities with fixed interest rates to floating rates. All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting under SFAS 133 are recognized immediately in the income statement under the caption net unrealized and realized gains and losses on derivatives. Hedge accounting is applied to derivatives designated as hedging instruments in a fair value hedge provided certain criteria are met.

The following table details the income statement activity within the “Net Realized and Unrealized Gains (Losses) on Derivative Instruments.”

	Three Months Ended March 31,
	2005	2004

VIE and FP derivatives	$(9.7)	$68.7
CDS mark to fair value (net)	(2.6)	15.1
Foreign currency exchange gain (loss)	(57.7)	(31.8)
Other (net)	(0.8)	0.2
Total realized and unrealized derivative gains (losses) (net)	$(70.8)	$52.2

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $10.2 million in the first quarter of 2005 and $6.2 million in the first quarter of 2004. The increase resulted primarily from the addition of several refinancing transactions in the second half of 2004. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period. First quarter net realized gains from refinanced transactions were $5.4 million, compared with $0 in the comparable prior-year period.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.7 million for the first three months of 2005 and pre-tax income of $4.9 million for the same period of 2004.  The Company has an investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp.  SPS is owned 64.92% by The PMI Group Inc. and 34.06% by the Company, with the remainder owned by individuals. At March 31, 2005, the Company’s interest in SPS had a book value of $51.4 million. At December 31, 2004, the Company’s interest in SPS had a book value of $49.7 million. The Company’s equity in earnings from SPS was pre-tax income of $1.7 million for the first quarter of 2005 and pre-tax income of $0.2 million for 2004.

While management believes book value approximates fair value, the Company will continue to monitor the value of its investment in SPS. The Company and the other owners of SPS have entered into a binding Summary of Terms relating to the potential sale to an unaffiliated third party of their respective interests in SPS pursuant to an option, exercisable on or before July 31, 2005. The sale is subject to several conditions, including, among other things, execution of definitive agreements. The purchase price for the Company’s interest in SPS under such Summary of Terms is not expected to result in any material gain or loss.

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

Variable Interest Entities

The Company applied Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) and consolidated, for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control rights, the Company consolidated another VIE, Premier, beginning July 1, 2003. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of FSA Global and Premier at March 31, 2005 resulted in $2.1 billion and $2.1 billion, respectively. In the third quarter of 2004, the majority of Canadian Global assets were liquidated and all of its liabilities were satisfied. FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At March 31, 2005, $950.7 million was eliminated as a result of such consolidation.

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

Taxes

For the first three month of 2005 and 2004, the Company’s effective tax rates were 19% and 22%, which differ from the statutory rate of 35% due primarily to tax-exempt interest income and income from Financial Security Assurance International Ltd. (“FSA International”). In addition, the effective tax rate was affected by the expected repatriation of earnings of FSA International in 2005 and the elimination of the dividends received deductions related to SPS.

The Company believes it will qualify for beneficial treatment under Section 965 of the Internal Revenue Code, allowing for an 85% dividend received deduction for qualifying dividends, the proceeds of which are invested pursuant to qualifying reinvestment plans. Accordingly, the Company accrued a deferred tax liability and expense of $0.4 million and $5.3 million at March 31, 2005 and December 31, 2004, respectively. These amounts represent the tax effect on FSA International’s tax dividend distribution capability at March 31, 2005. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will incur taxes whether or not such earnings are distributed.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at March 31, 2005, net of unsettled security transactions, was $13,832.4 million, compared with the December 31, 2004 balance of $12,227.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $245.2 million at March 31, 2005 and $294.5 million at December 31, 2004. These balances exclude (1) the effect of any economic interest rate derivatives’ hedging impacts and (2) assets in the VIE bond portfolio that the Company’s management believes are beyond the reach of the Company and its creditors and the assets acquired under refinancing transactions.

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

Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) paid dividends of $17.8 million in the first three months of 2005. It did not pay dividends in the first quarter of 2004.

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the state of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income during this period. FSA paid $24.0 million of dividends in the first three months of 2005. There were no dividends paid during the same period of 2004. Based upon FSA’s statutory statements for March 31, 2005, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following March 31, 2005 would be approximately $57.8 million.

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

As of March 31, 2005, the Company planned to incur approximately $30 million in capital expenditures, net of lease incentives, through the second quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. As of March 31, 2005, the Company had paid approximately $11.6 million related to its new corporate headquarters. The Company has and expects to continue to fund these capital expenditures out of cash flows from operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during three month period ended March 31, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

 Identification of Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles.  Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of SFAS 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 and the period ended March 31, 2005 and opening retained earnings at January 1, 2002.   In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2005.

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

PART II—OTHER INFORMATION

Item 6.  Exhibits.

(a)           Exhibits

10.1

Amendment No. 7 to the Credit Agreement, dated as of April 22, 2005, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, JPMorgan Chase Bank, N.A. and The Bank of New York, as agent. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarter ended March 31, 2005 (the “March 2005 Form 10-Q), and incorporated herein by reference.)

10.2

Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to March 2005 Form 10-Q, and incorporated herein by reference.)

10.3†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)

10.4†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to March 2005 Form 10-Q, and incorporated herein by reference.)

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the three months ended March 31, 2005 and 2004. (Previously filed as Exhibit 99.2 to the Current Report on Form 8-K (Commission File No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)

†                                          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

December 19, 2005	By:	/s/ Laura A. Bieling
Laura A. Bieling
Managing Director & Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

10.1

Amendment No. 7 to the Credit Agreement, dated as of April 22, 2005, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, JPMorgan Chase Bank, N.A. and The Bank of New York, as agent. (Previously filed as Exhibit 10.1 to the March 2005 Form 10-Q, and incorporated herein by reference)

10.2

Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to the March 2005 Form 10-Q, and incorporated herein by reference)

10.3†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)

10.4†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to the March 2005 Form 10-Q, and incorporated herein by reference)

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the three months ended March 31, 2005 and 2004. (Previously filed as Exhibit 99.2 to the Current Report on Form 8-K (Commission File No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)

†                                          Management contract or compensatory plan or arrangement