Form 10-Q/A
period 2005-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2005-12-19
CIK 913357

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

Explanatory Note

This Form 10-Q/A for the quarter ended June 30, 2005 is being filed for the purpose of amending the quarterly report on Form 10-Q for the quarter ended June 30, 2005 of Financial Security Assurance Holdings Ltd. (together with its subsidiaries, the “Company”) to reflect the restatement of the Company’s financial results described herein.  The restatement affects Items 1, 2, 4 and 6 of this report.  Except for the foregoing amended disclosure, the information in this Form 10-Q/A generally has not been updated to reflect events that occurred after August 11, 2005, the filing date of the Company’s Quarterly Report on Form 10-Q, which is being amended hereby.

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for the years ended December 31, 2002, 2003 and 2004, the periods ended March 31, June 30, September 30, and December 31, 2003 and 2004, and the periods ended March 31 and June 30, 2005 and opening retained earnings at January 1, 2002.   The Company’s previously issued financial statements for these and prior periods should no longer be relied upon.  For a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Unaudited Financial Statements
	Financial Security Assurance Holdings Ltd. and Subsidiaries
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION
Item 5.	Submission of Matters to a Vote of Security Holders	43
Item 6.	Exhibits	43

SIGNATURES		44

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(restated)	(restated)
ASSETS:
Bonds at fair value (amortized cost of $3,863,970 and $3,662,584)	$4,109,795	$3,914,763
Equity securities at fair value (cost of $54,300 and $54,300)	54,300	54,300
Short-term investments	229,639	321,071
Variable interest entities’ bonds at fair value (amortized cost of $1,273,570 and $1,342,489)	1,274,130	1,346,355
Variable interest entities’ short-term investment portfolio	22,531	1,194
Financial products bond portfolio at fair value (amortized cost of $10,303,472 and $7,882,739)	10,438,133	7,925,072
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908)	—	5,913
Financial products short-term investment portfolio	193,736	268,125
Total Investment Portfolio	16,322,264	13,836,793
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $70,239 and $151,895)	70,565	157,036
Securitized loans	345,262	369,749
Other	167,904	222,423
Total assets acquired in refinancing transactions	583,731	749,208
Total investments	16,905,995	14,586,001
Cash	19,239	14,353
Deferred acquisition costs	333,497	308,015
Prepaid reinsurance premiums	759,954	759,191
Investment in unconsolidated affiliate	51,227	49,645
Reinsurance recoverable on unpaid losses	34,231	35,419
Other assets	1,400,270	1,328,384
TOTAL ASSETS	$19,504,413	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,158,470	$2,095,423
Losses and loss adjustment expenses	189,558	179,941
Guaranteed investment contracts and variable interest entities’ debt	12,370,205	10,444,051
Deferred federal income taxes	320,304	249,665
Notes payable	430,000	430,000
Minority interest	48,550	48,550
Minority interest in variable interest entities	229,730	178,575
Accrued expenses, and other liabilities	936,681	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	$16,683,498	$14,469,730
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,080	905,080
Accumulated other comprehensive income (net of deferred income taxes of $131,994 and $103,755)	252,466	199,764
Accumulated earnings	1,663,034	1,506,099
Deferred equity compensation	20,177	23,528
Less treasury stock at cost (254,736 and 297,276 shares held)	(20,177)	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,820,915	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$19,504,413	$17,081,008

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
REVENUES:
Net premiums written	$143,916	$166,581	$253,418	$283,075
Net premiums earned	$96,254	$101,719	$191,135	$193,929
Net investment income	50,404	41,554	99,850	82,631
Net realized gains (losses)	(34)	(2,916)	(1,129)	(2,421)
Net interest income from financial products and variable interest entities	95,250	40,443	180,601	76,949
Financial products net realized gains	284	—	129	119
Net realized and unrealized gains (losses) on derivative instruments	18,179	(65,247)	(52,633)	(13,092)
Income from assets acquired in refinancing transactions	9,300	6,261	19,488	12,484
Net realized gains (losses) from assets acquired in refinancing transactions	(151)	—	5,282	—
Other income	13,331	2,499	18,489	9,856
TOTAL REVENUES	282,817	124,313	461,212	360,455
EXPENSES:
Losses and loss adjustment expenses	6,238	7,665	10,222	15,365
Interest expense	6,708	6,749	13,496	13,497
Policy acquisition costs	16,198	13,821	31,606	28,619
Financial products and variable interest entities’ foreign exchange (gains) losses	(100,379)	(19,577)	(158,047)	(51,330)
Net interest expense from financial products and variable interest entities	94,353	56,478	194,995	112,774
Other operating expenses	23,867	21,568	50,877	43,642
TOTAL EXPENSES	46,985	86,704	143,149	162,567
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	235,832	37,609	318,063	197,888
Provision for income taxes	52,284	9,799	67,502	44,709
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	183,548	27,810	250,561	153,179
Minority interest	(1,941)	(4,992)	(4,241)	(9,663)
Minority interest in variable interest entities	(52,199)	25,438	(53,264)	2,206
Equity in earnings of unconsolidated affiliates	(101)	9,284	(593)	13,429
NET INCOME	129,307	57,540	192,463	159,151
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	98,619	(137,607)	63,521	(90,007)
Less: reclassification adjustment for gains (losses) included in net income	8,002	(1,926)	10,819	(1,429)
Other comprehensive income (loss)	90,617	(135,681)	52,702	(88,578)
COMPREHENSIVE INCOME (LOSS)	$219,924	$(78,141)	$245,165	$70,573

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Income	Accumulated Earnings	Deferred Equity Compen- sation	Treasury Stock	Total
		(restated)	(restated)	(restated)			(restated)

BALANCE, December 31, 2004	$335	$905,080	$199,764	$1,506,099	$23,528	$(23,528)	$2,611,278
Net income	—	—	—	192,463	—	—	192,463
Net unrealized losses on investments, net of tax	—	—	52,702	—	—	—	52,702
Purchase of common stock	—	—	—	—	(3,351)	3,351	—
Dividends paid on common stock	—	—	—	(35,528)	—	—	(35,528)
BALANCE, June 30, 2005	$335	$905,080	$252,466	$1,663,034	$20,177	$(20,177)	$2,820,915

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Premiums received, net	$235,202	$283,886
Policy acquisition and other operating expenses paid, net	(162,265)	(132,223)
Recoverable advances recovered (paid)	57	(245)
Losses and loss adjustment expenses reimbursed (paid), net	1,795	(38,210)
Net investment income received	95,603	85,559
Federal income taxes paid	(50,174)	(51,170)
Interest paid on notes	(13,588)	(13,741)
Interest paid on guaranteed investment contracts	(122,261)	(26,731)
Interest received on guaranteed investment contracts portfolio	148,394	50,646
Variable interest entities’ interest paid	—	(230)
Variable interest entities’ net interest income received	11,605	12,967
Financial products and variable interest entities’ net derivative payments	4,542	(19,649)
Income received from refinanced assets	22,590	11,993
Other	3,292	(8,410)
Net cash provided by operating activities	174,792	154,442
Cash flows from investing activities:
Proceeds from sales and maturities of bonds	561,350	487,435
Purchases of bonds	(722,775)	(666,826)
Net decrease in short-term investments	91,432	61,079
Proceeds from sales and maturities of guaranteed investment contract bonds	2,461,230	1,147,242
Purchases of guaranteed investment contract bonds	(4,826,683)	(2,182,854)
Securities purchased under agreements to resell	(30,000)	175,000
Net increase in guaranteed investment contract short-term investments	74,389	(453,762)
Maturities of variable interest entities’ bonds	67,150	34,212
Net increase in variable interest entities’ short-term investments	(21,337)	(9,757)
Purchases of property, plant and equipment	(23,302)	(979)
Proceeds from sales of assets acquired through refinancing transactions	101,633	—
Paydowns of assets acquired through refinancing transactions	59,222	(14,849)
Other investments	488	(5,336)
Net cash used for investing activities	(2,207,203)	(1,429,395)
Cash flows from financing activities:
Distributions to minority shareholder	(2,300)	—
Dividends paid	(35,529)	(7,625)
Securities sold under repurchase agreements	(5,656)	(29,968)
Proceeds from issuance of guaranteed investment contracts	3,765,402	2,453,295
Repayment of guaranteed investment contracts	(1,662,808)	(1,207,596)
Proceeds from issuance of variable interest entities’ debt	29,650	75,900
Repayment of variable interest entities’ debt	(50,730)	(10,000)
Capital issuance costs	(732)	(590)
Net cash provided by financing activities	2,037,297	1,273,416
Net increase (decrease) in cash	4,886	(1,537)
Cash at beginning of year	14,353	19,460
Cash at end of period	$19,239	$17,923

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSAH” or, together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). FSAH is primarily engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on asset-backed and municipal obligations. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSAH conducts its guaranteed investment contract (“GIC”) business through three consolidated affiliates (collectively, the “GIC Affiliates”) and FSA Asset Management LLC (“FSAM”) (collectively, the “FP Segment”).

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

3.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 and the periods ended March 31 and June 30, 2005 and opening retained earnings at January 1, 2002.  The restatement arises from the Company’s incorrect application of hedge accounting to certain transactions conducted through FSA Global and the FP Segment.

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

	As of June 30, 2005
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$4,109,795	$—	$—	$—	$4,109,795
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	229,639	—	—	—	229,639
Variable interest entities’ bonds at fair value	1,274,130	—	—	—	1,274,130
Variable interest entities’ short-term investment portfolio	22,531	—	—	—	22,531
Financial products bond portfolio	10,438,133	—	—	—	10,438,133
Financial products bond portfolio pledged as collateral	—	—	—	—	—
Financial products short-term investment portfolio	193,736	—	—	—	193,736
Total investment portfolio	16,322,264	—	—	—	16,322,264
Assets acquired in refinancing transactions:
Bonds	70,565	—	—	—	70,565
Securitized loans	347,511	(2,249)	—	—	345,262
Other	167,928	2,265	—	(2,289)	167,904
Total assets acquired in refinancing transactions	586,004	16	—	(2,289)	583,731
Total investments	16,908,268	16	—	(2,289)	16,905,995
Cash	19,239	—	—	—	19,239
Deferred acquisition costs	333,497	—	—	—	333,497
Prepaid reinsurance premiums	759,954	—	—	—	759,954
Investment in unconsolidated affiliate	51,227	—	—	—	51,227
Reinsurance recoverable on unpaid losses	34,231	—	—	—	34,231
Other assets	1,369,925	(47)	(22,287)	52,679	1,400,270
TOTAL ASSETS	$19,476,341	$(31)	$(22,287)	$50,390	$19,504,413
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,158,470	$—	$—	$—	$2,158,470
Losses and loss adjustment expenses	189,558	—	—	—	189,558
Guaranteed investment contracts and variable interest entities’ debt	12,848,847	(456,355)	(22,287)	—	12,370,205
Deferred federal income taxes	240,531	79,721	52	—	320,304
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	228,549	—	1,181	229,730
Accrued expenses and other liabilities	936,303	—	(281)	659	936,681
TOTAL LIABILITIES AND MINORITY INTEREST	$16,803,709	$(148,085)	$(22,516)	$50,390	$16,683,498
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	899,912	—	5,168	—	905,080
Accumulated other comprehensive income	180,654	71,812	—	—	252,466
Accumulated earnings	1,591,731	76,242	(4,939)	—	1,663,034
Deferred equity compensation	20,177	—	—	—	20,177
Less treasury stock at cost	(20,177)	—	—	—	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	2,672,632	148,054	229	—	2,820,915
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$19,476,341	$(31)	$(22,287)	$50,390	$19,504,413

	As of December 31, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
ASSETS:
Bonds at fair value	$3,914,763	$—	$—	$—	$3,914,763
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	321,071	—	—	—	321,071
Variable interest entities’ bonds at fair value	1,346,355	—	—	—	1,346,355
Variable interest entities’ short-term investment portfolio	1,194	—	—	—	1,194
Financial products bond portfolio	7,925,072	—	—	—	7,925,072
Financial products bond portfolio pledged as collateral	5,913	—	—	—	5,913
Financial products short-term investment portfolio	268,125	—	—	—	268,125
Investment portfolio	13,836,793	—	—	—	13,836,793
Assets acquired in refinancing transactions:
Bonds	157,036	—	—	—	157,036
Securitized loans	371,092	(1,343)	—	—	369,749
Other	224,908	2,215	—	(4,700)	222,423
Total assets acquired in refinancing transactions	753,036	872	—	(4,700)	749,208
Total investments	14,589,829	872	—	(4,700)	14,586,001
Cash	14,353	—	—	—	14,353
Deferred acquisition costs	308,015	—	—	—	308,015
Prepaid reinsurance premiums	759,191	—	—	—	759,191
Investment in unconsolidated affiliate	49,645	—	—	—	49,645
Reinsurance recoverable on unpaid losses	35,419	—	—	—	35,419
Other assets	1,324,355	—	(20,028)	24,057	1,328,384
TOTAL ASSETS	$17,080,807	$872	$(20,028)	$19,357	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,095,423	$—	$—	$—	$2,095,423
Losses and loss adjustment expenses	179,941	—	—	—	179,941
Guaranteed investment contracts and variable interest entities’ debt	10,734,357	(270,278)	(20,028)	—	10,444,051
Deferred federal income taxes	216,619	32,994	52	—	249,665
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	176,881	—	1,694	178,575
Accrued expenses and other liabilities	874,510	—	(98)	(30,887)	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	$14,530,850	$(60,403)	$(20,074)	$19,357	$14,469,730
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	900,215	—	4,865	—	905,080
Accumulated other comprehensive income	177,796	21,968	—	—	199,764
Accumulated earnings	1,471,611	39,307	(4,819)	—	1,506,099
Deferred equity compensation	23,528	—	—	—	23,528
Less treasury stock at cost	(23,528)	—	—	—	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,549,957	61,275	46	—	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$17,080,807	$872	$(20,028)	$19,357	$17,081,008

The impact of the restatement on the consolidated statements of operations and comprehensive income is shown in the tables below.  See “Restatement” section for discussion of the adjustments made in columns 1 through 3.

	Three Months Ended June 30, 2005
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$143,916	$—	$—	$—	$143,916
Net premiums earned	$96,254	$—	$—	$—	$96,254
Net investment income	50,404	—	—	—	50,404
Net realized gains (losses)	(34)	—	—	—	(34)
Net interest income from financial products and variable interest entities	88,567	6,683	—	—	95,250
Financial products net realized gains (losses)	38	246	—	—	284
Net realized and unrealized gains (losses) on derivative instruments	(19,680)	37,859	—	—	18,179
Income from assets acquired in refinancing transactions	7,705	1,595	—	—	9,300
Net realized gains from assets acquired in refinancing transactions	(151)	—	—	—	(151)
Other income	13,331	—	—	—	13,331
Total Revenues	236,434	46,383	—	—	282,817

EXPENSES:
Losses and loss adjustment expenses	6,238	—	—	—	6,238
Interest expense	6,708	—	—	—	6,708
Policy acquisition costs	16,198	—	—	—	16,198
Financial products and variable interest entities’ foreign exchange (gain)	—	(100,379)	—	—	(100,379)
Net interest expense from financial products and variable interest entities	82,657	11,696	—	—	94,353
Other operating expenses	23,867	—	—	—	23,867
Total Expenses	135,668	(88,683)	—	—	46,985

Minority interest	(1,838)	—	—	1,838	—
Equity in earnings (losses) of unconsolidated affiliates	(155)	—	—	155	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	98,773	135,066	—	1,993	235,832
Provision for income taxes	23,271	28,968	(9)	54	52,284
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates	75,502	106,098	9	1,939	183,548
Minority interest	—	—	—	(1,941)	(1,941)
Minority interest in variable interest entities	—	(52,302)	—	103	(52,199)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	(101)	(101)
Net Income	75,502	53,796	9	—	129,307
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized Gains arising during period	36,166	62,453	—	—	98,619
Less: reclassification adjustment for gains included in net income	8,002	—	—	—	8,002
Other comprehensive income	28,164	62,453	—	—	90,617
COMPREHENSIVE INCOME	$103,666	$116,249	$9	$—	$219,924

	Three Months Ended June 30, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$166,581	$—	$—	$—	$166,581
Net premiums earned	$101,719	$—	$—	$—	$101,719
Net investment income	41,554	—	—	—	41,554
Net realized gains (losses)	(2,916)	—	—	—	(2,916)
Net interest income from financial products and variable interest entities	45,973	(5,530)	—	—	40,443
Financial products net realized gains (losses)	—	—	—	—	—
Net realized and unrealized gains (losses) on derivative instruments	9,489	(74,736)	—	—	(65,247)
Income from assets acquired in refinancing transactions	407	5,854	—	—	6,261
Net realized gains from assets acquired in refinancing transactions	—	—	—	—	—
Other income	2,499	—	—	—	2,499
Total Revenues	198,725	(74,412)	—	—	124,313

EXPENSES:
Losses and loss adjustment expenses	7,665	—	—	—	7,665
Interest expense	6,749	—	—	—	6,749
Policy acquisition costs	13,821	—	—	—	13,821
Financial products and variable interest entities’ foreign exchange (gain)	—	(19,577)	—	—	(19,577)
Net interest expense from financial products and variable interest entities	46,662	9,816	—	—	56,478
Other operating expenses	21,238	—	330	—	21,568
Total Expenses	96,135	(9,761)	330	—	86,704

Minority interest	(5,285)	—	—	5,285	—
Equity in earnings (losses) of unconsolidated affiliates	10,833	—	—	(10,833)	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	108,138	(64,651)	(330)	(5,548)	37,609
Provision for income taxes	24,933	(13,585)	—	(1,549)	9,799
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates	83,205	(51,066)	(330)	(3,999)	27,810
Minority interest	—	—	—	(4,992)	(4,992)
Minority interest in variable interest entities	—	25,731	—	(293)	25,438
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	9,284	9,284
Net Income	83,205	(25,335)	(330)	—	57,540
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains (Losses) arising during period	(83,021)	(54,586)	—	—	(137,607)
Less: reclassification adjustment for gains (losses) included in net income	(1,926)	—	—	—	(1,926)
Other comprehensive income (loss)	(81,095)	(54,586)	—	—	(135,681)
COMPREHENSIVE INCOME (LOSS)	$2,110	$(79,921)	$(330)	$—	$(78,141)

	Six Months Ended June 30, 2005
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$253,418	$—	$—	$—	$253,418
Net premiums earned	$191,135	$—	$—	$—	191,135
Net investment income	99,850	—	—	—	99,850
Net realized gains (losses)	(1,129)	—	—	—	(1,129)
Net interest income from financial products and variable interest entities	167,079	13,522	—	—	180,601
Financial products net realized gains (losses)	129	—	—	—	129
Net realized and unrealized gains (losses) on derivative instruments	(21,704)	(30,929)	—	—	(52,633)
Income from assets acquired in refinancing transactions	14,722	4,766	—	—	19,488
Net realized gains from assets acquired in refinancing transactions	5,282	—	—	—	5,282
Other income	18,489	—	—	—	18,489
Total Revenues	473,853	(12,641)	—	—	461,212

EXPENSES:
Losses and loss adjustment expenses	10,222	—	—	—	10,222
Interest expense	13,496	—	—	—	13,496
Policy acquisition costs	31,606	—	—	—	31,606
Financial products and variable interest entities’ foreign exchange (gain)	—	(158,047)	—	—	(158,047)
Net interest expense from financial products and variable interest entities	159,675	35,320	—	—	194,995
Other operating expenses	50,575	—	302	—	50,877
Total Expenses	265,574	(122,727)	302	—	143,149

Minority interest	(4,242)	—	—	4,242	—
Equity in earnings (losses) of unconsolidated affiliates	1,581	—	—	(1,581)	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	205,618	110,086	(302)	2,661	318,063
Provision for income taxes	49,970	19,889	(183)	(2,174)	67,502
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates	155,648	90,197	(119)	4,835	250,561
Minority interest	—	—	—	(4,241)	(4,241)
Minority interest in variable interest entities	—	(53,263)	—	(1)	(53,264)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	(593)	(593)
Net Income	155,648	36,934	(119)	—	192,463
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains arising during period	13,677	49,844	—	—	63,521
Less: reclassification adjustment for gains included in net income	10,819	—	—	—	10,819
Other comprehensive income	2,858	49,844	—	—	52,702
COMPREHENSIVE INCOME (LOSS)	$158,506	$86,778	$(119)	$—	$245,165

	Six Months Ended June 30, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$283,075	$—	$—	$—	$283,075
Net premiums earned	$193,929	$—	$—	$—	$193,929
Net investment income	82,631	—	—	—	82,631
Net realized gains (losses)	(2,421)	—	—	—	(2,421)
Net interest income from financial products and variable interest entities	86,997	(10,048)	—	—	76,949
Financial products net realized gains (losses)	119	—	—	—	119
Net realized and unrealized gains (losses) on derivative instruments	22,528	(35,620)	—	—	(13,092)
Income from assets acquired in refinancing transactions	608	11,876	—	—	12,484
Net realized gains from assets acquired in refinancing transactions	—	—	—	—
Other income	9,856	—	—	—	9,856
Total Revenues	394,247	(33,792)	—	—	360,455

EXPENSES:
Losses and loss adjustment expenses	15,365	—	—	—	15,365
Interest expense	13,497	—	—	—	13,497
Policy acquisition costs	28,619	—	—	—	28,619
Financial products and variable interest entities’ foreign exchange (gain)	—	(51,330)	—	—	(51,330)
Net interest expense from financial products and variable interest entities	81,308	31,466	—	—	112,774
Other operating expenses	43,051	—	591	—	43,642
Total Expenses	181,840	(19,864)	591	—	162,567

Minority interest	(9,888)	—	—	9,888	—
Equity in earnings (losses) of unconsolidated affiliates	15,719	—	—	(15,719)	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	218,238	(13,928)	(591)	(5,831)	197,888
Provision for income taxes	50,986	(3,987)	—	(2,290)	44,709
Net income before minority interest, equity in earnings (losses) of unconsolidated affiliates	167,252	(9,941)	(591)	(3,541)	153,179
Minority interest	—	—	—	(9,663)	(9,663)
Minority interest in variable interest entities	—	2,431	—	(225)	2,206
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	13,429	13,429
Net Income	167,252	(7,510)	(591)	—	159,151
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains (losses) arising during period	(55,832)	(34,175)	—	—	(90,007)
Less: reclassification adjustment for gains (losses) included in net income	(1,429)	—	—	—	(1,429)
Other comprehensive income (loss)	(54,403)	(34,175)	—	—	(88,578)
COMPREHENSIVE INCOME (loss)	$112,849	$(41,685)	$(591)	$—	$70,573

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

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses related to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments. The inception-to-date net unrealized gain on derivatives used to hedge GIC liabilities and the financial products bond portfolio was $1.7 million at June 30, 2005, and an inception-to-date net unrealized loss of $6.2 million at December 31, 2004, and are recorded in other assets and accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE bond portfolio of $509.4 million and $570.8 million at June 30, 2005 and December 31, 2004, respectively, are recorded in other assets and accrued expenses and other liabilities as applicable.

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

7.      GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based upon certain agreed-upon events. As of June 30, 2005, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $24.2 million and include accretion of $847.2 million. VIE debt includes $1,321.1 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2005 and each of the next four years ending December 31 and thereafter:

Expected Withdrawal Date	Principal Amount
(restated)
2005	$1,880.6
2006	2,221.1
2007	1,875.3
2008	601.2
2009	981.2
Thereafter	7,003.3
Total	$14,562.7

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

	Three Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$159,930	$122,887	$—	$282,817
Intersegment	8,512	10,474	(18,986)	—
Expenses:
External	(12,282)	59,267	—	46,985
Intersegment	10,474	8,512	(18,986)	—

Pre-tax segment earnings	$112,134	$1,032	$—	$113,166
Current and deferred taxes				(52,230)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				68,371
Net Income				$129,307

Segment assets	$9,770,263	$11,689,846	$(1,955,696)	$19,504,413

	Three Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$133,044	$(8,731)	$—	$124,313
Intersegment	5,601	7,940	(13,541)	—
Expenses:
External	63,128	23,576	—	86,704
Intersegment	7,940	5,601	(13,541)	—

Pre-tax segment earnings	$99,547	$4,507	$—	$104,054
Current and deferred taxes				(11,348)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				(35,166)
Net Income				$57,540

	Six Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$287,695	$173,517	$—	$461,212
Intersegment	15,952	20,676	(36,628)	—
Expenses:
External	5,230	137,919	—	143,149
Intersegment	20,676	15,952	(36,628)	—

Pre-tax segment earnings	$219,925	$3,384	$—	$223,309
Current and deferred taxes				(69,676)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				38,830
Net Income				$192,463

	Six Months Ended June 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$319,467	$40,988	$—	$360,455
Intersegment	8,938	13,577	(22,515)	—
Expenses:
External	103,565	59,002	—	162,567
Intersegment	13,577	8,938	(22,515)	—

Pre-tax segment earnings	$192,878	$4,469	$—	$197,347
Current and deferred taxes				(46,999)
SFAS 133 CDS and economic interest rate hedge fair value adjustments				$8,803
Net Income				$159,151

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the GIC Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and expense on intercompany notes and GICs.

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

9.      OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
	(restated)	(restated)
Other Assets:
Fair value of VIE swaps	$509,374	$570,764
VIE other invested assets	152,080	156,540
Deferred compensation trust	110,340	112,941
Tax and loss bonds	112,866	102,193
Accrued interest on VIE swaps	107,986	99,794
Accrued interest income	74,691	63,614
Fair-value adjustments on derivatives	96,553	71,281
Other assets	236,380	151,257
Total Other Assets	$1,400,270	$1,328,384

	June 30, 2005	December 31, 2004
	(restated)	(restated)
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$365,990	$262,033
Deferred compensation trust	110,340	112,941
Equity participation plan	91,732	123,382
Securities sold under agreements to repurchase	—	5,656
Fair-value adjustments on derivatives	50,389	25,582
Other liabilities	318,230	313,931
Total Accrued Expenses and Other Liabilities	$936,681	$843,525

10.   EQUITY PARTICIPATION PLAN

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

11.   SUBSEQUENT EVENTS

The shareholders of SPS Holding Corp. (“SPS”) (including the Company) have entered into a binding Summary of Terms providing an option to an unaffiliated third party to acquire SPS. The sale is subject to conditions, including execution of definitive agreements, and its closing remains uncertain. Neither the sale nor failure to close the sale is expected to have a material effect upon the Company’s financial condition or results of operations.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Management’s principal business objective is to grow the intrinsic value of the Company over the long term. To this end, it seeks to accumulate an insured portfolio of conservatively underwritten municipal and asset-backed obligations and attractively priced GICs in order to produce a reliable, predictable earnings stream. Strategically, the Company seeks to maintain balanced capabilities across domestic and international asset-backed and municipal markets in order to have the flexibility to pursue the most attractive opportunities available at any point in the business cycle. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

For the second quarter the Company’s total revenues increased 127.5% to $282.8 million. Net income increased 124.7% to $129.3 million. For the first half of 2005, the Company’s total revenues increased 28.0% to $461.2 million. Net income for the first half increased 20.9% to $192.5 million. Gross premiums written declined 28.1% to $169.7 million primarily due to a decline in upfront premiums from municipal business and a one-time return of supplemental premiums. Gross premiums written for the first half decreased 21.6% to $333.7 million. Shareholders’ equity increased 8.0% to $2.8 billion.

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

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in millions)
Gross premiums written	$169.7	$236.1	$333.7	$425.6
Gross installment premiums received	(66.3)	(98.4)	(143.2)	(170.4)
Gross upfront premiums originated	103.4	137.7	190.5	255.2
PV estimated installment premiums originated	88.5	115.1	181.3	169.3
PV premiums originated	$191.9	$252.8	$371.8	$424.5

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors.

U.S. Municipal Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$17.9	$12.6	$30.2	$23.5
Gross PV premiums originated (in millions)	91.1	136.0	167.9	225.4

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

Financial Products Originations

The FP Segment, in which the Company conducts business through three affiliates (collectively, the “GIC Affiliates”), produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

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

PV NIM originated in the FP Segment increased 23.9% for the second quarter, as demand for FSA-insured GICs remained strong and, on the investment side, asset-backed spreads widened slightly. The Company took the opportunity to acquire some longer term Triple-A assets while continuing to avoid mezzanine positions. The GIC investment portfolio remains very liquid, with a significant portion in short-dated, Triple-A floating-rate instruments.

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

For the second quarter the company’s operating earnings increased 6.5% to $85.5 million.  For the first half operating earnings increased 9.7% to $167.8 million.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
		(in millions)
Net income	$129.3	$57.6	$192.5	$159.2
Less fair-value adjustments for economic interest rate hedges	55.6	(26.1)	38.1	(7.3)
Less fair-value adjustments for insured CDS, net of taxes	(11.8)	3.4	(13.4)	13.6
Operating earnings	$85.5	$80.3	$167.8	$152.9

Adjusted Book Value

To calculate ABV, the following adjustments, on an after-tax basis, are made to shareholders’ equity (GAAP “book value”):

1     addition of unearned premium revenues, net of amounts ceded to reinsurers;

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

Shareholders’ equity was $2.8 billion and non-GAAP ABV was $3.6 billion at June 30, 2005. During 2005, ABV grew 4.1%.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	June 30, 2005	December 31, 2004
	(in millions)
Shareholders’ equity (book value)	$2,820.9	$2,611.3
After-tax adjustments:
Plus net unearned premium revenues	909.0	868.6
Plus present value of net future installment premiums and PV NIM	535.4	497.3
Less net deferred acquisition costs and goodwill	216.8	200.3
Less fair-value adjustments for insured CDS	18.0	31.4
Less fair-value adjustments for economic interest rate hedges	153.3	63.8
Less unrealized gains on investments	252.5	199.8
Adjusted book value	$3,624.7	$3,481.9

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

Losses and Loss Adjustment Expense

Losses and LAE for the second quarter of 2005 were $6.2 million, compared with $7.7 million for the second quarter of 2004. The provision for losses and loss adjustment expenses was $10.2 million in the first six months of 2005 and $15.4 million in the comparable period of 2004. The following table presents the activity in the non-specific and case reserves for the first half of 2005 (in millions). Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

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

Other Operating Expenses and Policy Acquisition Costs

For the second quarter, policy acquisition and other operating expenses increased to $40.1 million ($27.0 million after taxes) from $35.4 million ($23.3 million after taxes) in the previous year’s second quarter. During the second quarter the Company recorded a $1.2 million lease termination related to its former headquarters, which it vacated in June of 2005. Also, compensation expense increased because, as disclosed in the first quarter, an annual analysis of employee time allocated to new business production resulted in a lower rate of deferrals. Additionally, as a result of a new accounting interpretation, the Company for the first time charged to expense the put premium fee it pays for the right to issue preferred stock of FSA in connection with a standby capital facility. For the first half of the year, policy acquisition and other operating expenses increased to $82.5 million ($55.4 million after taxes) from $72.3 million ($48.4 million after taxes) in the comparable prior year period. Expenses in the first quarter of 2005 increased due to a similar shift in expenses to non-deferrable cost centers and write-offs of uncollectible receivables, while expenses in the first quarter of 2004, included reversals of prior expense accruals.

Financial Products Net Interest Margin

For the FP Segment, FP NIM was $13.6 million in 2005 and $11.8 million in 2004. The increases in FP NIM are related primarily to an increasing book of GIC business since the FP Segment commenced operations at the end of 2001. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was positive $1.1 million and negative $16.0 million for second quarter of 2005 and 2004, respectively,  and negative $14.3 million and negative $35.7 million for first half year of 2005 and 2004, respectively. The differences between Total NIM and FP NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and variable interest entities (“VIEs”) NIM, as discussed further below.

The table below reconciles Total NIM with FP NIM, which management uses as a key performance measure of the financial products business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Total NIM	$1.1	$(16.0)	$(14.3)	$(35.7)
Realized net interest from hedges of fixed rate assets and liabilities included in realized and unrealized gains (losses) on derivative instruments	(1.5)	19.1	15.1	38.5
Intersegment income related to refinanced transactions	7.4	5.7	15.1	11.3
VIE NIM (1)	(1.0)	(0.9)	(2.3)	(2.3)
FP NIM	$6.0	$7.9	$13.6	$11.8

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

The following table details the income statement activity within the “Net Realized and Unrealized Gains (Losses) on Derivative Instruments.”  VIEs were only consolidated beginning in the third quarter of 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
		(dollars in millions)
VIE and FP derivatives	$136.7	$(51.5)	$127.0	$17.2
CDS mark to fair value (net)	(17.2)	4.9	(19.8)	20.0
Foreign currency exchange gain (loss)	(100.3)	(19.5)	(158.0)	(51.3)
Other (net)	(1.0)	0.8	(1.8)	1.0
Total realized and unrealized derivative gains (losses) (net)	$18.2	$(65.3)	$(52.6)	$(13.1)

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $9.3 million and $19.5 million in the three and six month periods ended June 30, 2005 and $6.3 million and $12.5 million in the three and six month periods ended June 30, 2004. The increase resulted primarily from the addition of several refinancing transactions in the second half of 2004. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.6 million for the first six months of 2005 and pre-tax gain of $15.7 million for the same period of 2004.  The Company has an investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp.  SPS is owned 64.92% by The PMI Group Inc. and 34.06% by the Company, with the remainder owned by individuals. At June 30, 2005, the Company’s interest in SPS had a book value of $51.3 million. At December 31, 2004, the Company’s interest in SPS had a book value of $49.7 million. The Company’s equity in earnings from SPS was a pre-tax loss of $(0.2) million for the second quarter of 2005 and a pre-tax gain of $0.1 million for 2004. The Company’s equity in earnings from SPS was pre-tax income of $1.6 million for the first half of 2005 and pre-tax income of $0.3 million for the first half of 2004.

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

Variable Interest Entities

The Company applied Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) and consolidated, for financial reporting purposes, effective July 1, 2003, FSA Global and Canadian Global. In addition, as a result of the Company obtaining control rights, the Company consolidated another VIE, Premier, beginning July 1, 2003. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of FSA Global and Premier at June 30, 2005 and December 31, 2004 resulted in $2.1 billion and $2.1 billion, respectively. In the third quarter of 2004, the majority of Canadian Global assets were liquidated and all of its liabilities were satisfied. FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At June 30, 2005, $964.0 million was eliminated as a result of such consolidation.

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

Taxes

For the first six months of 2005 and 2004, the Company’s effective tax rates were 21% and 23%, which differ from the statutory rate of 35% due primarily to tax-exempt interest income, income from Financial Security Assurance International Ltd. (“FSA International”), and minority interest. In addition, the effective tax rate was affected by the expected repatriation of earnings of FSA International in 2005 and the elimination of the dividends received deductions related to SPS.

The Company believes it will qualify for beneficial treatment under Section 965 of the Internal Revenue Code, allowing for an 85% dividends received deduction for qualifying dividends, the proceeds of which are invested pursuant to qualifying reinvestment plans. Accordingly, the Company had a deferred tax liability of $6.3 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively. These amounts represent the tax effect on FSA International’s tax dividend distribution capability at June 30, 2005. To the extent FSA International generates additional tax earnings and profits in 2005, it is probable that the Company will incur taxes whether or not such earnings are distributed.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at June 30, 2005, net of unsettled security transactions, was $14,678.9 million, compared with the December 31, 2004 balance of $12,227.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $380.5 million at June 30, 2005 and $294.5 million at December 31, 2004. These balances exclude (1) the effect of any economic interest rate derivatives’ hedging impacts and (2) assets in the VIE bond portfolio that the Company’s management believes are beyond the reach of the Company and its creditors and the assets acquired under refinancing transactions.

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

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the state of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income during this period. FSA paid $48.0 million of dividends in the first six months of 2005. There were no dividends paid during the same period of 2004. Based upon FSA’s statutory statements for June 30, 2005, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following June 30, 2005 would be approximately $44.7 million.

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

As of June 30, 2005, the Company planned to incur approximately $30 million in capital expenditures, net of lease incentives, through the third quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. As of July 31, 2005, the Company had paid approximately $23.1 million related to its new corporate headquarters net of inception to date lease incentives received. The Company has and expects to continue to fund these capital expenditures out of cash flows from operations.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended June 30, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles.  Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of SFAS 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004, and the periods ended March 31 and June 30, 2005 and opening retained earnings at January 1, 2002.   In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2005.

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

Robert P. Cochran (Chairman)
Pierre Richard (Vice Chairman)
Dirk Bruneel
Bruno Deletre
Robert N. Downey
Jacques Guerber
David O. Maxwell
Séan W. McCarthy
James H. Ozanne
Roger K. Taylor
Rembert von Lowis
George U. Wyper; and

•       the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants to audit the Company’s accounts for the year 2005.

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2005 and 2004. (Previously filed as Exhibit 99.3 to the Current Report on Form 8-K (Commission File No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended June 30, 2005 and 2004. (Previously filed as Exhibit 99.3 to the Current Report on Form 8-K (Commission File No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)