Form 10-Q
period 2005-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2005-12-19
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

At December 19, 2005, there were 33,263,259 outstanding shares of Common Stock of the registrant (excludes 254,736 shares of treasury stock).

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for the years ended December 31, 2002, 2003 and 2004, the periods ended March 31, June 30, September 30, and December 31, 2003 and 2004 and the periods ended March 31 and June 30, 2005 and opening retained earnings at January 1, 2002.   The Company’s previously issued financial statements for these and prior periods should no longer be relied upon.  For a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Financial Statements
	Financial Security Assurance Holdings Ltd. and Subsidiaries
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders	46

Item 6.	Exhibits	46

SIGNATURES		47

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	December 31, 2004
		(restated)
ASSETS:
Bonds at fair value (amortized cost of $3,886,227 and $3,662,584)	$4,069,693	$3,914,763
Equity securities at fair value (cost of $54,347 and $54,300)	54,346	54,300
Short-term investments	361,052	321,071
Variable interest entities’ bonds at fair value (amortized cost of $1,156,701 and $1,342,489)	1,157,738	1,346,355
Variable interest entities’ short-term investment portfolio	11,687	1,194
Financial products bond portfolio at fair value (amortized cost of $11,269,355 and $7,882,739)	11,346,321	7,925,072
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908)	—	5,913
Financial products short-term investment portfolio	1,090,190	268,125
Total investment portfolio	18,091,027	13,836,793
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $61,257 and $151,895)	64,469	157,036
Securitized loans	306,885	369,749
Other	150,243	222,423
Total assets acquired in refinancing transactions	521,597	749,208
Total investments	18,612,624	14,586,001
Cash	21,191	14,353
Deferred acquisition costs	331,812	308,015
Prepaid reinsurance premiums	802,045	759,191
Investment in unconsolidated affiliate	50,805	49,645
Reinsurance recoverable on unpaid losses	34,307	35,419
Other assets	1,357,099	1,328,384
TOTAL ASSETS	$21,209,883	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,244,646	$2,095,423
Losses and loss adjustment expenses	199,151	179,941
Guaranteed investment contracts and variable interest entities’ debt	14,225,963	10,444,051
Deferred federal income taxes	289,263	249,665
Notes payable	430,000	430,000
Minority interest	48,550	48,550
Minority interest in variable interest entities	203,201	178,575
Accrued expenses and other liabilities	771,119	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	$18,411,893	$14,469,730
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,080	905,080
Accumulated other comprehensive income (net of deferred income taxes of $93,421 and $103,755)	173,497	199,764
Accumulated earnings	1,719,078	1,506,099
Deferred equity compensation	20,177	23,528
Less treasury stock at cost (254,736 and 297,276 shares held)	(20,177)	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,797,990	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$21,209,883	$17,081,008

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
REVENUES:
Net premiums written	$160,918	$148,831	$414,336	$431,906
Net premiums earned	116,832	100,585	307,967	294,514
Net investment income	50,696	43,684	150,546	126,315
Net realized gains (losses)	7,406	1,158	6,277	(1,262)
Net interest income from financial products and variable interest entities	143,768	51,833	324,369	128,782
Financial products net realized gains	—	2,099	129	2,217
Net realized and unrealized gains (losses) on derivative instruments	(42,431)	148,040	(95,064)	134,949
Income from assets acquired in refinancing transactions	8,349	6,786	27,837	19,270
Net realized gains from assets acquired in refinancing transactions	567	—	5,849	—
Other income	3,734	1,493	22,223	11,348
TOTAL REVENUES	288,921	355,678	750,133	716,133
EXPENSES:
Losses and loss adjustment expenses	10,185	(4,263)	20,407	11,103
Interest expense	6,749	6,748	20,245	20,245
Policy acquisition costs	20,247	15,989	51,853	44,608
Financial products and variable interest entities’ foreign exchange (gains) losses	(9,682)	20,188	(167,729)	(31,142)
Net interest expense from financial products and variable interest entities	144,135	70,246	339,130	183,020
Other operating expenses	20,151	22,726	71,028	66,368
TOTAL EXPENSES	191,785	131,634	334,934	294,202
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	97,136	224,044	415,199	421,931
Provision for income taxes	47,730	49,323	115,232	94,031
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	49,406	174,721	299,967	327,900
Minority interest	(2,190)	2,717	(6,431)	(6,947)
Minority interest in variable interest entities	26,868	(45,804)	(26,396)	(43,598)
Equity in earnings of unconsolidated affiliates	(273)	(17,443)	(866)	(4,014)
NET INCOME	73,811	114,191	266,274	273,341
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during period	(74,123)	113,805	(10,602)	23,798
Less: reclassification adjustment for gains included in net income	4,846	2,537	15,665	1,108
Other comprehensive income (loss)	(78,969)	111,268	(26,267)	22,690
COMPREHENSIVE INCOME (LOSS)	$(5,158)	$225,459	$240,007	$296,031

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
		(restated)	(restated)	(restated)			(restated)

BALANCE, December 31, 2004	$335	$905,080	$199,764	$1,506,099	$23,528	$(23,528)	$2,611,278
Net income	—	—	—	266,274	—	—	266,274
Net unrealized losses on investments, net of tax	—	—	(26,267)	—	—	—	(26,267)
Purchase of common stock	—	—	—	—	(3,351)	3,351	—
Dividends paid on common stock	—	—	—	(53,295)	—	—	(53,295)

BALANCE, September 30, 2005	$335	$905,080	$173,497	$1,719,078	$20,177	$(20,177)	$2,797,990

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Premiums received, net	$410,442	$399,585
Policy acquisition and other operating expenses paid, net	(167,445)	(122,684)
Recoverable advances recovered (paid)	107	5,375
Losses and loss adjustment expenses reimbursed (paid), net	1,202	(41,272)
Net investment income received	151,976	128,668
Federal income taxes paid	(65,605)	(51,412)
Interest paid on notes	(20,260)	(20,669)
Interest paid on guaranteed investment contracts	(195,315)	(13,441)
Interest received on guaranteed investment contracts portfolio	267,686	86,414
Variable interest entities’ interest paid	(413)	(6,139)
Variable interest entities’ net interest income received	18,918	21,183
Financial products and variable interest entities’ net derivative payments	(12,318)	(50,149)
Income received from refinanced assets	30,616	17,591
Other	1,268	(9,252)
Net cash provided by operating activities	420,859	343,798
Cash flows from investing activities:
Proceeds from sales and maturities of bonds	841,431	632,872
Purchases of bonds	(1,056,898)	(905,572)
Net decrease in short-term investments	(39,979)	(4,043)
Proceeds from sales and maturities of guaranteed investment contract bonds	4,296,049	1,790,961
Purchases of guaranteed investment contract bonds	(7,808,936)	(3,691,136)
Securities purchased under agreements to resell	—	175,000
Net increase in guaranteed investment contract short-term investments	(822,065)	(776,884)
Maturities of variable interest entities’ bonds	183,150	61,712
Net increase in variable interest entities’ short-term investments	(10,493)	(11,024)
Purchases of property, plant and equipment	(31,098)	(2,313)
Proceeds from sales of assets acquired through refinancing transactions	119,276	—
Paydowns of assets acquired through refinancing transactions	107,325	10,394
Other investments	(3,545)	3,256
Net cash used for investing activities	(4,225,783)	(2,716,777)
Cash flows from financing activities:
Distributions to minority shareholder	(6,416)	(4,880)
Dividends paid	(53,294)	(15,233)
Securities sold under repurchase agreements	(5,656)	(46,562)
Proceeds from issuance of guaranteed investment contracts	6,458,052	4,348,466
Repayment of guaranteed investment contracts	(2,515,433)	(1,785,815)
Proceeds from issuance of variable interest entities’ debt	88,749	75,900
Repayment of variable interest entities’ preferred stock	—	(6,300)
Repayment of variable interest entities’ debt	(153,230)	(190,681)
Capital issuance costs	(1,010)	(913)
Net cash provided by financing activities	3,811,762	2,373,982
Net increase (decrease) in cash	6,838	1,003
Cash at beginning of year	14,353	19,460
Cash at end of period	$21,191	$20,463

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

2.                 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2005 presentation.

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

The Company follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) in accounting for derivative transactions.  SFAS 133 requires that a company carry its derivatives on its balance sheet at fair value, reflecting periodic changes in fair value in earnings.

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

	As of December 31, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restatement
	(in thousands)
ASSETS:
Bonds at fair value	$3,914,763	$—	$—	$—	$3,914,763
Equity securities at fair value	54,300	—	—	—	54,300
Short-term investments	321,071	—	—	—	321,071
Variable interest entities’ bonds at fair value	1,346,355	—	—	—	1,346,355
Variable interest entities’ short-term investment portfolio	1,194	—	—	—	1,194
Financial products bond portfolio	7,925,072	—	—	—	7,925,072
Financial products bond portfolio pledged as collateral	5,913	—	—	—	5,913
Financial products short-term investment portfolio	268,125	—	—	—	268,125
Total investment portfolio	13,836,793	—	—	—	13,836,793
Assets acquired in refinancing transactions:
Bonds	157,036	—	—	—	157,036
Securitized loans	371,092	(1,343)	—	—	369,749
Other	224,908	2,215	—	(4,700)	222,423
Total assets acquired in refinancing transactions	753,036	872	—	(4,700)	749,208
Total investments	14,589,829	872	—	(4,700)	14,586,001
Cash	14,353	—	—	—	14,353
Deferred acquisition costs	308,015	—	—	—	308,015
Prepaid reinsurance premiums	759,191	—	—	—	759,191
Investment in unconsolidated affiliate	49,645	—	—	—	49,645
Reinsurance recoverable on unpaid losses	35,419	—	—	—	35,419
Other assets	1,324,355	—	(20,028)	24,057	1,328,384
TOTAL ASSETS	$17,080,807	$872	$(20,028)	$19,357	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Deferred premium revenue	$2,095,423	$—	$—	$—	$2,095,423
Losses and loss adjustment expenses	179,941	—	—	—	179,941
Guaranteed investment contracts and variable interest entities’ debt	10,734,357	(270,278)	(20,028)	—	10,444,051
Deferred federal income taxes	216,619	32,994	52	—	249,665
Notes payable	430,000	—	—	—	430,000
Minority interest	—	—	—	48,550	48,550
Minority interest in variable interest entities	—	176,881	—	1,694	178,575
Accrued expenses and other liabilities	874,510	—	(98)	(30,887)	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	14,530,850	(60,403)	(20,074)	19,357	14,469,730
COMMITMENTS AND CONTINGENCIES:
Common stock	335	—	—	—	335
Additional paid-in capital—common	900,215	—	4,865	—	905,080
Accumulated other comprehensive income	177,796	21,968	—	—	199,764
Accumulated earnings	1,471,611	39,307	(4,819)	—	1,506,099
Deferred equity compensation	23,528	—	—	—	23,528
Less treasury stock at cost	(23,528)	—	—	—	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,549,957	61,275	46	—	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$17,080,807	$872	$(20,028)	$19,357	$17,081,008

The impact of the restatement on the consolidated statements of operations and comprehensive income is shown in the tables below.  See “Restatement” section for discussion of the adjustments made in columns 1 through 3.

	Three Months Ended September 30, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restatement
	(in thousands)
REVENUES:
Net premiums written	$148,831	$—	$—	$—	$148,831
Net premiums earned	$100,585	$—	$—	$—	$100,585
Net investment income	43,684	—	—	—	43,684
Net realized gains (losses)	1,158	—	—	—	1,158
Net interest income from financial products and variable interest entities	44,126	39,611	—	(31,904)	51,833
Financial products net realized gains (losses)	2,099	—	—	—	2,099
Net realized and unrealized gains (losses) on derivative instruments	17,853	130,187	—	—	148,040
Income from assets acquired in refinancing transactions	—	2,309	—	4,477	6,786
Net realized gains from assets acquired in refinancing transactions	—	—	—	—	—
Other income	2,488	—	—	(995)	1,493
Total Revenues	211,993	172,107	—	(28,422)	355,678

EXPENSES:
Losses and loss adjustment expenses	(4,263)	—	—	—	(4,263)
Interest expense	6,748	—	—	—	6,748
Policy acquisition costs	15,989	—	—	—	15,989
Financial products and variable interest entities’ foreign exchange loss	—	20,188	—	—	20,188
Net interest expense from financial products and variable interest entities	35,446	63,245	—	(28,445)	70,246
Other operating expenses	15,411	—	7,292	23	22,726
Total Expenses	69,331	83,433	7,292	(28,422)	131,634

Minority interest	2,871	—	—	(2,871)	—
Equity in earnings (losses) of unconsolidated affiliates	(19,133)	—	—	19,133	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	126,400	88,674	(7,292)	16,262	224,044
Provision for income taxes	34,565	14,913	(1,846)	1,691	49,323
Net income before minority interest and equity in earnings (losses) of unconsolidated affiliates	91,835	73,761	(5,446)	14,571	174,721
Minority interest	—	—	—	2,717	2,717
Minority interest in variable interest entities	—	(45,959)	—	155	(45,804)
Equity in earnings (Losses) of unconsolidated affiliates	—	—	—	(17,443)	(17,443)
Net Income	91,835	27,802	(5,446)	—	114,191
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains (losses) arising during period	67,209	53,094	(6,498)	—	113,805
Less: reclassification adjustment for gains included in net income	2,537	—	—	—	2,537
Other comprehensive income (loss)	64,672	53,094	(6,498)	—	111,268
COMPREHENSIVE INCOME (LOSS)	$156,507	$80,896	$(11,944)	$—	$225,459

	Nine Months Ended September 30, 2004
	As Previously Filed	(1) Hedge Accounting	(2) Other Adjustments	(3) Reclasses	Restated
	(in thousands)
REVENUES:
Net premiums written	$431,906	$—	$—	$—	$431,906
Net premiums earned	$294,514	$—	$—	$—	$294,514
Net investment income	126,315	—	—	—	126,315
Net realized gains (losses)	(1,262)	—	—	—	(1,262)
Net interest income from financial products and variable interest entities	102,120	29,563	—	(2,901)	128,782
Financial products net realized gains (losses)	2,217	—	—	—	2,217
Net realized and unrealized gains (losses) on derivative instruments	40,382	94,567	—	—	134,949
Income from assets acquired in refinancing transactions	—	14,185	—	5,085	19,270
Net realized gains from assets acquired in refinancing transactions	—	—	—	—	—
Other income	6,081	—	—	5,267	11,348
Total Revenues	570,367	138,315	—	7,451	716,133

EXPENSES:
Losses and loss adjustment expenses	11,103	—	—	—	11,103
Interest expense	20,245	—	—	—	20,245
Policy acquisition costs	44,608	—	—	—	44,608
Financial products and variable interest entities’ foreign exchange (gains) losses	—	(31,142)	—	—	(31,142)
Net interest expense from financial products and variable interest entities	88,309	94,711	—	—	183,020
Other operating expenses	51,034	—	7,883	7,451	66,368
Total Expenses	215,299	63,569	7,883	7,451	294,202

Minority interest	(7,017)	—	—	7,017	—
Equity in earnings (losses) of unconsolidated affiliates	(3,415)	—	—	3,415	—
Income before income taxes, minority interest, and equity in earnings (losses) of unconsolidated affiliates	344,636	74,746	(7,883)	10,432	421,931
Provision for income taxes	85,550	10,926	(1,846)	(599)	94,031
Net income before minority interest and equity in earnings (losses) of unconsolidated affiliates	259,086	63,820	(6,037)	11,031	327,900
Minority interest	—	—	—	(6,947)	(6,947)
Minority interest in variable interest entities	—	(43,528)	—	(70)	(43,598)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	(4,014)	(4,014)
Net Income	259,086	20,292	(6,037)	—	273,341
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Gains (Losses) arising during period	11,377	18,919	(6,498)	—	23,798
Less: reclassification adjustment for gains included in net income	1,108	—	—	—	1,108
Other comprehensive income (loss)	10,269	18,919	(6,498)	—	22,690
COMPREHENSIVE INCOME (LOSS)	$269,355	$39,211	$(12,535)	$—	$296,031

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

(3)  Reclasses

In the previously filed statements of operations and comprehensive income minority interest and equity in earnings (losses) of unconsolidated affiliates were reflected before the federal tax line items.  The restated figures properly display these balances after the federal tax line items.  The balance sheet presentation of minority interest has been reclassified from accrued expenses and other liabilities to two line items:  (a) minority interest, relating to FSAI, and (b) minority interest in variable interest entities, relating to FSA Global.  Other reclassifications were made to the 2004 statements of operations and comprehensive income to conform to the 2005 presentation, which relate to income from assets acquired in refinancing transactions and other income and other operating expenses.

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

The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific reserve, together with case reserves, represent the Company’s estimate of total reserves. Generally, when an insured credit deteriorates to a point where claims are expected, a case reserve is established. The establishment of a non-specific reserve for credits that have not yet defaulted is a common practice in the financial guaranty industry, although the Company acknowledges that there may be differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

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

Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually based on a review of the Company’s inception-to-date cumulative case based losses divided by the total inception-to-date cumulative net par underwritten. This inception-to-date result is compared with the product of the non-specific reserve divided by the net par outstanding as of the balance sheet date. In the event that such ratios are not in line, further analysis is performed to quantify appropriate adjustments that may be either income statement charges or benefits.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	September 30, 2005	December 31, 2004
Case reserve discount rate	3.13%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%
Current experience factor	2.0	2.0

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

The following table presents the activity in the non-specific and case reserves for the nine months ended September 30, 2005. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses
(in millions)

	Non- Specific	Case	Total
December 31, 2004	$99.3	$45.2	$144.5
Incurred	20.4	—	20.4
Transfers	(1.4)	1.4	—
Refinanced transaction reserve adjustment	1.5	—	1.5
Payments and other decreases	—	(1.6)	(1.6)
September 30, 2005 balance	$119.8	$45.0	$164.8

Management of the Company periodically evaluates its estimates for losses and loss adjustment expenses and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

The gross and net par amounts outstanding on transactions with case reserves were $600.4 million and $511.5 million, respectively, at September 30, 2005. The net case reserves consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 95.5% of total net case reserves. The remaining 11 exposures were in various sectors.

Impact of Hurricanes

The Company evaluated its insured portfolio to assess the potential impact of Hurricanes Katrina, Rita and Wilma. The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific reserve together with case basis reserves represent the Company’s estimate of total loss liability. The Company believes that its total loss liability is adequate given the current information. Generally, when an insured credit deteriorates to a point where unreimbursed claims are expected, a case reserve is established.

The Company’s net par exposure in counties designated by FEMA for both public and individual assistance relating to Hurricane Katrina is approximately $1.8 billion. The net par exposure to counties designated by FEMA for both public and individual assistance relating to Hurricane Rita but not previously affected by Hurricane Katrina is approximately $380.4 million. Hurricanes Katrina and Rita appear to have the largest potential impact on budgets within the city of New Orleans and nearby Gulf-front communities. Business closures and the departure of residents will disrupt both sales tax and property tax collections. It is too early to determine (1) if and when certain communities will return and rebuild, (2) whether areas will prove to be unsalvageable, permanently eroding the tax base, and (3) whether there will be financial support provided by the federal government.

As of December 15, 2005, FSA had not received notice of payment default on any Hurricane Katrina, Rita or Wilma related exposures. To date, based on our review of the Company’s exposure, 11 credits, with aggregate net par exposure of $222 million, have the most significant risk of loss. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. All but two of the 11 obligations are perpetual, which means that FSA may experience claims, but if the population returns in adequate numbers reimbursement is likely. In order for a community in Louisiana to restructure and potentially reduce its indebtedness, the Bond Commission, which is headed by the State Treasurer, must authorize such action. The State Treasurer has publicly represented that the Bond Commission will not permit any Louisiana municipality to declare bankruptcy.

Municipalities in Mississippi are not authorized to file for bankruptcy and therefore have no mechanism, under law, to adjust their payment obligations.  Unlike the corporate market, the municipal market has no private or equity source of capital and therefore lacks any means of starting fresh with a clean slate with debts and liabilities rejected or adjusted in bankruptcy.  To file for bankruptcy, or to leave rated indebtedness unpaid in a bankruptcy proceeding, would serve to tarnish the issuer and the region and effectively deny the subject municipality and similar issuers of debt within the state access to capital.  Historically, rather than bankruptcy and adjustment of debt, financially distressed municipalities have been subjected to supervision and control by state created authorities which act both as issuers of debt, secured by a discrete newly identified revenue stream, and as fiscal monitors.

Both the federal government and the executive and legislative branches of the affected states have considered or are expected to consider proposals or legislation to assist the municipalities and facilitate recovery.  An example of such an enactment at the federal level is the Community Disaster Loan Act of 2005, under which the federal government will make loans to affected municipalities. In Louisiana, certain FSA-insured credits have already received authorization to borrow and are expected to receive funding in the short-term. Further, the Governor has called a special session of the Louisiana legislature to consider legislative measures in response to the aftermath of Katrina.

In addition, FSA insures transactions which are generally backed by pools of geographically diverse assets (referred to as asset-backed securities), which show no unusual concentrations in the affected areas. While each storm is unique, in other cases, such as the five hurricanes that hit Florida in 2004, an influx of funds from the federal government and private insurance paid the cost to repair and rebuild damaged infrastructure.

The loss estimation process involves the exercise of considerable judgment and therefore FSA’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

5.                 DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded net earned premium under these agreements of $25.1 million and $70.3 million for the three and nine months ended September 30, 2005 and $15.6 million and $48.4 million for the three and nine months ended September 30, 2004.

Changes in the fair value of CDS, which were gains of $46.4 million and $26.6 million for the three and nine months ended September 30, 2005 and gains of $19.4 million and $39.4 million for the three and nine months ended September 30, 2004, were recorded in net realized and unrealized gains on derivative instruments in the statements of operations and comprehensive income. In accordance with Emerging Issues Task Force consensus 02-03 (“EITF 02-03”), unrealized gains or losses at inception of a contract (“Day 1”) may not be recognized unless evidenced by quoted market prices or other current market transactions. In the second quarter of 2005, the Company deferred $15.5 million of Day 1 gains representing the difference between the Company’s valuation model results and contractual terms. This amount will be amortized over the lives of the contracts. There were no such deferrals during the third quarter. The Company included net par outstanding of $74.5 billion and $66.0 billion relating to these CDS transactions at September 30, 2005 and December 31, 2004, respectively, in the asset-backed balances in Note 6. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average remaining life of these contracts as of September 30, 2005 is 3.1 years. The net impact of the mark to fair value and the deferred gain on the balance sheet is an asset of $73.2 million at September 30, 2005 and $46.6 million at December 31, 2004.

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

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in its GIC bond portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses related to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments. The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $45.8 million and $6.2 million at September 30, 2005 and December 31, 2004, respectively, is recorded in other assets and accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE bond portfolio of $466.9 million and $570.8 million at September 30, 2005 and December 31, 2004, respectively, are recorded in other assets and accrued expenses and other liabilities as applicable.

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

6.                 OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on asset-backed (including FSA-insured CDS) and municipal obligations. The gross amount of financial guarantees in force (principal and interest) was $658.8 billion at September 30, 2005 and $622.6 billion at December 31, 2004. The net amount of financial guarantees in force was $477.1 billion at September 30, 2005 and $444.5 billion at December 31, 2004. The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance and collateral.

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) included the following amounts by type of collateral (in millions) at September 30, 2005 and December 31, 2004:

	Net Par Outstanding		Ceded Par Outstanding
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Residential mortgages	$27,393	$35,641	$4,304	$4,997
Consumer receivables	10,224	9,540	1,617	2,241
Pooled corporate obligations	72,590	68,340	22,539	26,223
Other asset-backed obligations(1)	9,227	8,829	3,666	3,573
Total asset-backed obligations	$119,434	$122,350	$32,126	$37,034

(1)    Excludes net par outstanding of $12,751 million as of September 30, 2005 and $7,143 million as of December 31, 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio included the following amounts by type of issues (in millions) at September 30, 2005 and December 31, 2004:

	Net Par Outstanding		Ceded Par Outstanding
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
General obligation bonds	$90,144	$77,865	$25,864	$24,278
Housing revenue bonds	7,505	7,628	2,156	2,224
Municipal utility revenue bonds	35,573	33,544	13,494	13,761
Health care revenue bonds	10,815	10,073	8,035	6,972
Tax-supported (non-general obligation) bonds	39,932	36,631	16,113	14,564
Transportation revenue bonds	14,444	12,834	8,937	7,584
Other municipal bonds	20,493	17,629	10,857	9,459
Total municipal obligations	$218,906	$196,204	$85,456	$78,842

7.                 GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based upon certain agreed-upon events. As of September 30, 2005, the interest rates on outstanding GICs were between 0.85% and 5.95% per annum and between 1.12% and 7.75% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $24.8 million and include accretion of $901.4 million. VIE debt includes $1,086.8 million of future interest accretion on zero coupon obligations . The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2005 and each of the next four years ending December 31 and thereafter:

Expected Withdrawal Date	Principal Amount
2005	$987.7
2006	3,156.4
2007	2,068.0
2008	746.3
2009	1,279.9
Thereafter	8,000.7
Total	$16,239.0

8.                 SEGMENT REPORTING

The Company operates in two business segments:  financial guaranty and financial products.  The financial guaranty segment is primarily in the business of providing financial guaranty insurance on asset-backed and municipal obligations.  It also includes the VIEs that were consolidated for the first time in the third quarter of 2003.   The FP Segment includes the GIC operation of the Company, which issues GICs to municipalities and other market participants. GICs provide for the return of principal and the payment of interest at pre-specified rates. The following tables summarize the financial information (in thousands) by segment at and for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$224,146	$64,775	$—	$288,921
Intersegment	11,446	$10,347	(21,793)	—
Expenses:
External	86,661	105,124	—	191,785
Intersegment	10,347	11,446	(21,793)	—

Pre-tax segment earnings	$126,300	$9,115	$—	$135,415
Current and deferred taxes				(47,582)
SFAS133 CDS and economic interest rate hedge fair value adjustments				(14,022)
Net Income				$73,811

Segment assets	$9,864,929	$13,323,250	$(1,978,296)	$21,209,883

	Three Months Ended September 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$285,902	$69,776	$—	$335,678
Intersegment	5,519	7,343	(12,862)	—
Expenses:
External	90,301	41,333	—	131,634
Intersegment	7,343	5,519	(12,862)	—

Pre-tax segment earnings	$96,784	$7,320	$—	$104,104
Current and deferred taxes				(47,631)
SFAS133 CDS and economic interest rate hedge fair value adjustments				57,718
Net Income				$114,191

	Nine Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$511,841	$238,292	$—	$750,133
Intersegment	27,398	31,023	(58,421)	—
Expenses:
External	91,891	243,043	—	334,934
Intersegment	31,023	27,398	(58,421)	—

Pre-tax segment earnings	$346,225	$12,499	$—	$358,724
Current and deferred taxes				(117,258)
SFAS133 CDS and economic interest rate hedge fair value adjustments				24,808
Net Income				$266,274

	Nine Months Ended September 30, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(restated)	(restated)	(restated)	(restated)
Revenues:
External	$605,369	$110,764	$—	$716,133
Intersegment	14,457	20,920	(35,377)	—
Expenses:
External	193,866	100,336	—	294,202
Intersegment	20,920	14,457	(35,377)	—

Pre-tax segment earnings	$289,662	$11,789	$—	$301,451
Current and deferred taxes				(94,630)
SFAS133 CDS and economic interest rate hedge fair value adjustments				66,520
Net Income				$273,341

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the GIC Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and expenses on intercompany notes and GICs.

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

9.                 OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
		(restated)
Other Assets:
Fair value of VIE swaps	$466,888	$570,764
VIE other invested assets	152,470	156,540
Deferred compensation trust	109,280	112,941
Tax and loss bonds	112,866	102,193
Accrued interest on VIE swaps	110,740	99,794
Accrued interest income	75,685	63,614
Fair-value adjustments on derivatives	79,441	71,281
Other assets	249,729	151,257
Total Other Assets	$1,357,099	$1,328,384

	September 30, 2005	December 31, 2004
		(restated)
Accrued Expenses and Other Liabilities:
Payable for securities purchased	$126,526	$262,033
Deferred compensation trust	109,280	112,941
Equity participation plan	101,343	123,382
Securities sold under agreements to repurchase	—	5,656
Fair-value adjustments on derivatives	51,653	25,582
Other liabilities	382,317	313,931
Total Accrued Expenses and Other Liabilities	$771,119	$843,525

10.          EQUITY PARTICIPATION PLAN

In the first quarter of 2005, the Company adopted the 2004 Equity Participation Plan (the “2004 EPP”), which continues the incentive compensation program formerly provided under the Company’s 1993 Equity Participation Plan. The 2004 EPP provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company’s performance over specified three-year performance cycles) and 10% of shares of Dexia restricted stock. The Dexia restricted stock component is a fixed plan, where the Company purchases Dexia shares and establishes a prepaid expense for the amount paid. In the first quarter of 2005, FSA purchased shares for $4.4 million, which is being amortized over the employees’ vesting periods.

11.          TAXES

In December 2005, the Company repatriated earnings from Financial Security Assurance International Ltd. (“FSA International”), its Bermuda subsidiary, to avail itself of a reduced effective tax rate of 5.25% (compared to the normal effective tax rate of 35%) applicable to certain earnings and profits of offshore subsidiaries repatriated during the current tax year and invested in the United States pursuant to a qualifying reinvestment plan in accordance with the American Jobs Creation Act.  In connection with such repatriation, the Company recapitalized FSA International in October 2005 to become a wholly-owned subsidiary and changed its intention to leave future earnings of that subsidiary permanently offshore, with the effect that 2005 and future income of FSA International have become subject to an increased effective U.S. tax rate, giving rise to a deferred tax liability of $4.5 million and $11.0 million for the three and nine month periods ended September 30, 2005 (in respect of 2005 earnings of FSA International), and a tax reserve of $15.0 million in respect of earnings of FSA International that have previously been recognized for GAAP purposes but not yet been recognized for tax purposes (associated primarily with (a) differing rates of earning premiums for GAAP versus tax purposes and (b) immediate expensing of ceding commissions for tax purposes, as opposed to deferral of acquisition costs for GAAP purposes).

12.          SUBSEQUENT EVENTS

On October 4, 2005, the Company sold its 34.1% investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp., to an unaffiliated third party.  For its interest in SPS, the Company was paid $43.4 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities.  Under the sale documents, the subsidiary of the Company which owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser.

On October 31, 2005 FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda) Ltd for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International discussed in Note 11.

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

For the third quarter, the Company’s total revenues decreased 18.8% to $288.9 million. Net income decreased 35.3% to $73.8 million primarily due to a tax adjustment of $25.4 million related to the Company’s decision to repatriate 2005 and future earnings of its Bermuda subsidiary. For the first nine months of 2005, the Company’s total revenues increased 4.7% to $750.1 million. Net income for the first nine months decreased 2.6% to $266.3 million. Gross premiums written for the first nine months decreased 8.6% to $570.5 million. Shareholders’ equity increased 7.2% to $2.8 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)

Premiums written, net of reinsurance	$160.9	$148.8	$414.3	$431.9
Premiums earned, net of reinsurance	116.9	100.6	308.0	294.5
Net premiums earned excluding refundings and accelerations	96.6	90.6	262.8	262.2

For the third quarter, net premiums earned totaled $116.9 million, a 16.2% increase. This includes $20.3 million of net premiums earned from refundings and accelerations, which were $10.0 million in the third quarter of 2004. Excluding premiums from refundings and accelerations, third quarter net premiums earned increased 6.5%, primarily reflecting reassumption of a block of health care business and a modest increase in asset backed earned premiums.  In 2005, the Company reassumed a block of business health care business and recorded $2.4 million of previously ceded earned premium in the third quarter.

For the first nine months, net premiums earned increased 4.6%. This includes $45.2 million of net premiums earned from refundings and accelerations, compared with $32.3 million in the first nine months of 2004. Excluding premiums from refundings and accelerations, first nine months net premiums earned increased 0.1%, primarily driven by the health care premiums and growth in municipal earned premiums, offset by a decline in asset-backed earned premiums.

Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by FSA and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $720.9 million in the nine months ended September 30, 2005 and $709.9 million in the nine months ended September 30, 2004. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

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

Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rates employed by the Company for this purpose were 5.30% for 2005 originations and 5.62% for 2004 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gross premiums written	$236.8	$198.2	$570.5	$623.8
Gross installment premiums received	(121.5)	(83.0)	(264.7)	(253.4)
Gross upfront premiums originated	115.3	115.2	305.8	370.4
PV estimated installment premiums originated	161.3	117.6	342.6	286.9
PV premiums originated	$276.6	$232.8	$648.4	$657.3

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors.

U.S. Municipal Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$19.8	$13.1	$50.0	$36.6
Gross PV premiums originated (in millions)	176.8	97.5	344.7	322.9

Municipal new-issue market volume continued at a record pace through the first nine months of 2005, rising 15.1% above volume in last year’s comparable period to $309.5 billion.  Insurance penetration was approximately 59%, compared with 54% in last year’s comparable period.  In this environment, excluding the Chicago Skyway transaction, FSA insured approximately 26% of the par amount of insured new issues sold year-to-date.

Including both primary and secondary U.S. municipal obligations with closing dates in the third quarter, the par amount insured by FSA increased 51.6%, and non-GAAP PV premiums originated increased 81.3%.  The complex, $1.4 billion public-private partnership financing for the Chicago Skyway made a significant contribution to PV premiums.  In addition, volume and PV premiums increased in the tax-backed, health care and education sectors.  For the first nine months, FSA’s U.S. municipal par originated increased 36.6%, and PV premiums originated increased 6.8%.  Spreads were tight throughout the period, and the mix of business shifted toward a greater volume of general obligations, including school bonds, and other tax-backed transactions that tend to have lower absolute premiums than revenue bonds because of their lower risk.

U.S. Asset-Backed Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$7.6	$28.3	$20.2	$41.6
Gross PV premiums originated (in millions)	51.4	100.6	171.2	185.4

Third quarter U.S. asset-backed originations decreased 73.1% in par and 48.9% in PV premiums originated.  The declines are primarily the result of reduced production in the collateralized debt obligation (“CDO”) and sub-prime and net interest margin residential mortgage sectors, partially offset by increases in FSA-guaranteed consumer finance and home equity line of credit securitizations.  For the first nine months, U.S. asset-backed par insured decreased 51.5% and the related PV premiums originated declined 7.7%.  A shift in the mix of business toward longer duration transactions had a positive effect on PV premiums.

International Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross par insured (in billions)	$2.7	$3.2	$9.7	$8.5
Gross PV premiums originated (in millions)	48.4	34.7	132.5	149.0

FSA’s third-quarter international par insured decreased 14.5%, and PV premium production increased 39.6%, reflecting strong production in the public infrastructure sector, partly offset by a decline in CDO business.   For the first nine months, international par insured increased 14.2%, while international PV premiums decreased 11.1%.  While pricing has become more competitive in international markets, the monoline industry is benefiting from the expansion of public infrastructure and asset-backed financings to a greater number of countries.

Financial Products Originations

The FP Segment, in which the Company conducts business through the GIC Affiliates, produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

Guaranteed investment contracts (“GICs”) are issued at or converted into LIBOR-based floating-rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the investment revenue and the borrowing cost for the reporting period is the FP NIM.

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

Financial Products PV NIM Originated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gross present value of net interest margin originated	$38.4	$19.9	$72.5	$52.6

Non-GAAP PV NIM originated in the FP Segment increased 93.1% for the third quarter.  In addition to municipal GIC transactions executed during the quarter, the Company executed several significant structured GICs, which serve as collateral in structured financings. during the quarter.  While generally taking a cautious approach to asset acquisitions because of the narrow spread environment, the Company did find a number of attractive long-dated purchasing opportunities.  Year-to-date, PV NIM has risen 37.9%.

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

For the three months ended September 30, 2005 the Company’s operating earnings increased 8.0% to $82.3 million.  For the nine months ended September 30, 2005 operating earnings increased 9.2% to $250.1 million.

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions)

Net income	$73.8	$114.2	$266.3	$273.3
Less fair-value adjustments for economic interest rate hedges	(39.3)	24.9	(1.2)	17.6
Less fair-value adjustments for insured CDS, net of taxes	30.8	13.1	17.4	26.7
Operating earnings	$82.3	$76.2	$250.1	$229.0

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

Through adjustments 5 and 6 above, ABV excludes the effect of certain items that are also excluded from operating earnings. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP Segment and FSA Global portfolio, although they do not meet SFAS 133 hedge accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed rate assets or liabilities.  Therefore, the fair value adjustments’ financial impact is expected to sum to zero over the derivatives’ holding term. In addition, ABV excludes the effect of fair value adjustments made to investments and reflected in other comprehensive income (OCI) rather than net income. As the objective is to optimize long term stable earnings, management generally seeks to minimize turnover and therefore unrealized investment gain or loss is subtracted from book value to exclude such component from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity was $2.8 billion and non-GAAP ABV was $3.8 billion at September 30, 2005. During 2005, ABV grew 9.0%.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	September 30, 2005	December 31, 2004
		(restated)
	(in millions)
Shareholders’ equity (book value)	$2,798.0	$2,611.3
After-tax adjustments:
Plus net unearned premium revenues	937.7	868.6
Plus present value of net future installment premiums and PV NIM	566.0	497.3
Less net deferred acquisition costs and goodwill	215.7	200.3
Less fair-value adjustments for insured CDS	47.6	31.4
Less fair-value adjustments for economic interest rate hedges	68.7	63.8
Less unrealized gains on investments	173.5	199.8
Adjusted book value	$3,796.2	$3,481.9

Net Investment Income and Realized Gains

Net investment income increased 16.1% in the third quarter of 2005 over the prior year’s third quarter results. The increase primarily reflects higher invested balances in the investment portfolio and the inclusion of XL Financial Assurance Ltd. (“XLFA”) dividends of $2.6 million. In the fourth quarter of 2004, the Company began accounting for its investment in XLFA as common stock with dividends recorded in net investment income. Previously this investment was recorded under the equity method of accounting. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the third quarter was 18.5%, versus 9.4% for the comparable prior-year period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the first nine months was 13.7%, versus 9.5% for the comparable prior-year period.

Losses and Loss Adjustment Expense

The Company recorded losses and LAE incurred of $10.2 million ($6.6 million after taxes), compared with a net recovery of $4.3 million ($2.4 million after taxes) in the third quarter of 2004. The difference was primarily due to the fact that in the third quarter of 2004 FSA exercised its rights to have the collateral of a defaulted collateralized bond obligation liquidated at a public sale, in which the Company offered the highest bid and acquired the collateral in order to gain control of the portfolio in order to mitigate potential losses. At that time, the previously established case reserve was drawn down to reflect the excess of the purchase amount over the fair value of the collateral. The $9.5 million balance of the case reserve was returned to the non-specific reserve. After reevaluating its requirements for the collateralized debt obligation (“CDO”) portion of the non-specific reserve, the Company then reduced the non-specific reserve by $9.5 million. The additional $5.0 million variance is related to the writing of new business having a lower average ratings mix. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
December 31, 2004	$99.3	$45.2	$144.5
Incurred	20.4	—	20.4
Transfers	(1.4)	1.4	—
Refinanced transaction reserve adjustment	1.5	—	1.5
Payments and other adjustments	—	(1.6)	(1.6)
September 30, 2005 balance	$119.8	$45.0	$164.8

The gross and net par amounts outstanding on transactions with case reserves were $600.4 million and $511.5 million, respectively, at September 30, 2005. The net case reserves consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 95.5% of total net case reserves. The remaining 11 exposures were in various sectors.

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

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	September 30, 2005	December 31, 2004
Case reserve discount rate	3.13%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%
Current experience factor	2.0	2.0

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

Impact of Hurricanes

The Company evaluated its insured portfolio to assess the potential impact of Hurricanes Katrina, Rita and Wilma. The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific reserve together with case basis reserves represent the Company’s estimate of total loss liability. The Company believes that its total loss liability is adequate given the current information. Generally, when an insured credit deteriorates to a point where unreimbursed claims are expected, a case reserve is established.

The Company’s net par exposure in counties designated by FEMA for both public and individual assistance relating to Hurricane Katrina is approximately $1.8 billion. The net par exposure to counties designated by FEMA for both public and individual assistance relating to Hurricane Rita but not previously affected by Hurricane Katrina is approximately $380.4 million. Hurricanes Katrina and Rita appear to have the largest potential impact on budgets within the city of New Orleans and nearby Gulf-front communities. Business closures and the departure of residents will disrupt both sales tax and property tax collections. It is too early to determine (1) if and when certain communities will return and rebuild, (2) whether areas will prove to be unsalvageable, permanently eroding the tax base, and (3) whether there will be financial support provided by the federal government.

As of December 15, 2005, the Company had not received notice of payment default on any Hurricane Katrina, Rita or Wilma related exposures. To date, based on our review of the Company’s exposure, 11 credits, with aggregate net par exposure of $222 million, have the most significant risk of loss. FSA-insured bonds are protected by various sources of support that would be invoked before the Company would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. All but two of the 11 obligations are perpetual, which means that FSA may experience claims, but if the population returns in adequate numbers reimbursement is likely. In order for a community in Louisiana to restructure and potentially reduce its indebtedness, the Bond Commission, which is headed by the State Treasurer, must authorize such action. The State Treasurer has publicly represented that the Bond Commission will not permit any Louisiana municipality to declare bankruptcy.

Municipalities in Mississippi are not authorized to file for bankruptcy and therefore have no mechanism, under law, to adjust their payment obligations.  Unlike the corporate market, the municipal market has no private or equity source of capital and therefore lacks any means of starting fresh with a clean slate with debts and liabilities rejected or adjusted in bankruptcy.  To file for bankruptcy, or to leave rated indebtedness unpaid in a bankruptcy proceeding, would serve to tarnish the issuer and the region and effectively deny the subject municipality and similar issuers of debt within the state access to capital.  Historically, rather than bankruptcy and adjustment of debt, financially distressed municipalities have been subjected to supervision and control by state created authorities which act both as issuers of debt, secured by a discrete newly identified revenue stream, and as fiscal monitors.

Both the federal government and the executive and legislative branches of the affected states have considered or are expected to consider proposals or legislation to assist the municipalities and facilitate recovery.  An example of such an enactment at the federal level is the Community Disaster Loan Act of 2005, under which the federal government will make loans to affected municipalities. In Louisiana, certain FSA-insured credits have already received authorization to borrow and are expected to receive funding in the short-term. Further, the Governor has called a special session of the Louisiana legislature to consider legislative measures in response to the aftermath of Katrina.

In addition, the Company insures transactions which are generally backed by pools of geographically diverse assets (referred to as asset-backed securities), which show no unusual concentrations in the affected areas. While each storm is unique, in other cases, such as the five hurricanes that hit Florida in 2004, an influx of funds from the federal government and private insurance paid the cost to repair and rebuild damaged infrastructure.

The loss estimation process involves the exercise of considerable judgment and therefore the Company’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

Other Operating Expenses and Policy Acquisition Costs

For the third quarter, policy acquisition and other operating expenses increased to $40.4 million ($26.3 million after taxes) from $38.7 million ($25.2 million after taxes) in the previous year’s third quarter.. Policy acquisition expenses increased primarily due to the amortization effects of reassuming a block of business and increased volume of refundings and prepayments.  Other operating expenses increased primarily because, in last year’s third quarter, foreign exchange adjustments had the effect of reducing other operating expenses.

For the first nine months of the year, policy acquisition and other operating expenses increased to $122.9 million ($79.9 million after taxes) from $111.0 million ($72.2 million after taxes) in the comparable prior year period. Operating expenses increased primarily because, in last year’s third quarter, foreign exchange adjustments had the effect of reducing other operating expenses, and the Company paid a $1.2 million lease termination fee related to the Company’s former headquarters, which it vacated in June 2005. In addition, the Company had increased compensation expense of $1.8 million primarily as a result of lower deferral rates resulting from a revised employee time analysis of new business production activities, offset in part by lower equity-based compensation expense, and write-offs of certain uncollectible receivables of $1.0 million in the first half of 2005, compared to $1.3 million of expense accrual reversal in 2004. Policy acquisition expenses increased primarily due to the amortization effects of reassuming a block of business and increased volume of refundings and prepayments.

Financial Products Net Interest Margin

For the FP Segment, FP NIM was $28.1 million in 2005 and $20.6 million in 2004.  The increases in FP NIM are related primarily to an increasing book of GIC business since the FP Segment commenced operations at the end of 2001. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income on financial products and variable interest entities, plus net realized gains (losses) on financial products, less net interest expense on financial products and variable interest entities. Total NIM was negative $0.3 million and negative $16.3 million for three months ended September 30, 2005 and 2004, respectively, and negative $14.6 million and negative $52.0 million for first nine months of 2005 and 2004, respectively. The differences between Total NIM and FP NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and variable interest entities (“VIEs”) NIM, as discussed further below.

The table below reconciles Total NIM with FP NIM, which management uses as a key performance measure of the financial products business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Total NIM	$(0.3)	$(16.3)	$(14.6)	$(52.0)
Realized net interest from hedges of fixed rate assets and liabilities included in realized and unrealized gains (losses) on derivative instruments	8.6	20.4	23.7	58.9
Intersegment income related to refinanced transactions	6.8	5.8	21.9	17.1
VIE NIM (1)	(0.6)	(1.1)	(2.9)	(3.4)
Inter-company adjustments	—	—	—	—
FP NIM	$14.5	$8.8	$28.1	$20.6

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

Net Realized and Unrealized Gains on Derivatives

FSA’s business includes insurance of CDS. The net par outstanding was $74.5 billion relating to these transactions at September 30, 2005 and $66.0 billion at December 31, 2004. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guarantee contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax gains of $46.4 million and $26.6 million for the three and nine months ended September 30, 2005, respectively, and gains of $19.4 million and $39.4 million for the three and nine months ended September 30, 2004.

In accordance with Emerging Issues Task Force consensus 02-03 (“EITF 02-03”), unrealized gains or losses at inception of a contract (“Day 1”) may not be recognized unless evidenced by quoted market prices or other current market transactions. In the second quarter of 2005, the Company deferred $15.5 million of Day 1 gains representing the difference between the Company’s valuation model results and contractual terms. This amount will be amortized over the lives of the contracts. There were no such deferrals in the third quarter of 2005.

The fair-value adjustments during both 2004 and 2005 reflect a tightening of credit spreads in the CDS market. These adjustments do not indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guarantee.

Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is primarily the case with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded would be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts is 3.1 years at September 30, 2005. The net impact of the mark to fair value and the deferred gain on the balance sheet is an asset of $73.2 million at September 30, 2005 and $46.6 million at December 31, 2004. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the Company’s operating performance in a meaningful way.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
	(dollars in millions)
VIE and FP derivatives	$(79.4)	$108.2	$47.6	$125.4
CDS mark to fair value (net)	46.4	19.4	26.6	39.4
Foreign exchange currency gain (loss)	(9.7)	20.2	(167.7)	(31.1)
Other (net)	0.3	0.2	(1.6)	1.2
Total realized and unrealized derivative gains (losses) (net)	$(42.4)	$148.0	$(95.1)	$134.9

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $8.3 million and $27.8 million in the three and nine month periods ended September 30, 2005 and $6.8 million and $19.3 million in the three and nine month periods ended September 30, 2004. During the three and nine month periods ended September 30, 2005, the Company realized $0.6 million and $5.8 million, respectively, in realized gains on sales of assets acquired in refinancing transactions. There were no such gains during the comparable period of 2004. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.2 million for the first nine months of 2005 and a pre-tax loss of $3.4 million for the same period of 2004.  As of September 30, 2005, the Company had a 34.1% investment in SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp.  At September 30, 2005, the Company’s interest in SPS had a book value of $50.8 million. At December 31, 2004, the Company’s interest in SPS had a book value of $49.6 million. The Company’s equity in earnings from SPS was a loss of $0.4 million for the third quarter of 2005 and a gain of $0.1 million for 2004. The Company’s equity in earnings from SPS was pre-tax income of $1.2 million for the first nine months of 2005 and a pre-tax loss of $7.5 million for the first nine months of 2004.  During the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired and accordingly included this charge within equity in earnings during 2004.

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

The Company has a 13% investment in XLFA in the form of preferred shares. XLFA is a financial guaranty insurance subsidiary of XL Capital Ltd (“XL”). The preferred shares are redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, in the third quarter of 2004, the Company adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met.

For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock,” the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company’s began accounting for its investment in XLFA as common stock. The fair value of the investment at September 30, 2005 was $54.3 million.

Variable Interest Entities

The Company applies Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) and consolidates, for financial reporting purposes, FSA Global, Canadian Global and Premier. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of FSA Global and Premier at September 30, 2005 and December 31, 2004 was $1.9 billion and $2.1 billion, respectively. In the third quarter of 2004, the majority of Canadian Global’s assets were liquidated and all of its liabilities were satisfied.

FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At September 30, 2005, $1.1 billion was eliminated as a result of such consolidation.

The VIEs are structured as bankruptcy-remote entities. The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global, previously included in the Company’s outstanding exposure, are excluded from the notes to the condensed consolidated financial statements at September 30, 2005.

Taxes

For the first nine months of 2005 and 2004, the Company’s effective tax rates were 28% and 22%, respectively. The 2005 rate differs from the statutory rate of 35% primarily due to the taxation of FSA International’s undistributed earnings.  The earnings were subject to tax in 2005 for the first time, in relation to the Company’s intention to no longer leave future earnings permanently offshore. The 2004 rate differs from the statutory rate of 35% primarily due to tax-exempt interest income, income from Financial Security Assurance International LTD. (“FSA International”) and minority interest.

The Company believes it will qualify for beneficial treatment under Section 965 of the Internal Revenue Code, allowing for an 85% dividends received deduction for qualifying dividends out of earnings and profits expected to be repatriated from FSA International in the fourth quarter of 2005, the proceeds of which are invested pursuant to a qualifying domestic reinvestment plan. Accordingly, the Company had a deferred tax liability of $21.3 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively. These amounts represent the tax effect on FSA International’s tax dividend distribution capability at September 30, 2005. To the extent FSA International generates earnings in 2005, the Company will incur taxes whether or not such earnings are distributed.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at September 30, 2005, net of unsettled security transactions, was $16,816.3 million, compared with the December 31, 2004 balance of $12,227.2 million. These balances include the change in the market value of the investment portfolio, which had an unrealized gain position of $260.4 million at September 30, 2005 and $294.5 million at December 31, 2004. These balances exclude (1) the effect of any economic interest rate derivatives’ hedging impacts and (2) assets in the VIE portfolio that the Company’s management believes are beyond the reach of the Company and its creditors and the assets acquired under refinancing transactions.

At September 30, 2005, the Company had, at the holding company level, an investment portfolio of $26.7 million available to fund liquidity needs of its activities outside of its insurance operations. Because the majority of the Company’s operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend upon the receipt by the holding company of dividends or surplus note payments from FSA and upon external financings.

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

FSAH paid dividends of $17.8 million and $53.3 million in the three and nine month periods ended September 30, 2005 and $7.6 million and $15.2 million during the comparable periods of 2004.

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income during this period. FSA paid $67.0 million of dividends in the first nine months of 2005. There were no dividends paid during the same period of 2004. Based upon FSA’s statutory statements for September 30, 2005, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $117.0 million.

At September 30, 2005, FSAH held $108.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $4.1 million and $6.7 million in surplus note interest in the first nine months of 2005 and 2004, respectively.

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, principal of or interest on surplus notes held by FSAH. FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. The insurance policies issued by FSA provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA’s liquidity requirements. The provisions prohibiting acceleration of claims do not generally apply to insured CDS transactions, although such transactions are subject to single risk limitations that address liquidity risk associated with acceleration of claims.

FSA has a credit arrangement, aggregating $150.0 million at September 30, 2005, provided by commercial banks and intended for general application to transactions insured by FSA and its insurance company subsidiaries. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At September 30, 2005, there were no borrowings under this arrangement. This credit arrangement will expire on April 21, 2006, unless extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,176.0 million at September 30, 2005. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term that will expire on April 30, 2015 and contains an annual renewal provision subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of September 30, 2005.

In September 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If a put option were to be exercised by FSA, the applicable trust would use the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, and transfer such proceeds to FSA in exchange for FSA Preferred Stock. FSA pays a floating put premium to the trusts. The cost of this facility was $0.3 million for the third quarter of 2005, and was recorded in other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

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

The Company’s financial products operations have a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 9, 2005, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement as of September 30, 2005.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer providing the reinsurance, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. In addition, S&P generally limits credit for reinsurance from multiline reinsurers absent qualifying structured collateral arrangements satisfying S&P criteria. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under S&P’s capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies in order to restore their assessment of FSA’s capital adequacy.

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

The Company incurred approximately $27.0 million in capital expenditures, net of lease incentives, through the third quarter of 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. The Company has and expects to continue to fund these capital expenditures out of cash flows from operations.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended September 30, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

 Identification of Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles.  Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of SFAS 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 and the periods ended March 31 and June 30, 2005 and opening retained earnings at January 1, 2002.   In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of September 30, 2004.

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

Item 6.   Exhibits.

(a)   Exhibits

10.1

Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on September 15, 2005 (previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference).

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended September 30, 2005 and 2004. (Previously filed as Exhibit 99.4 to the Current Report on Form 8-K (Commission File. No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
Date: December 19, 2005

	By:	/s/ Laura A. Bieling
		Name:	Laura A. Bieling
		Title:	Managing Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
10.1

Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on September 15, 2005 (previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference).

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
99.1

Condensed consolidated financial statements of Financial Security Assurance Inc. for the period ended September 30, 2005 and 2004. (Previously filed as Exhibit 99.4 to the Current Report on Form 8-K (Commission File. No. 1-12644) dated November 7, 2005, and incorporated herein by reference.)