Form 10-K
period 2005-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2006-03-29
CIK 913357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2005 was $53,993,549. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company’s common stock were valued under the Company’s director share purchase program on June 30, 2005.

At March 27, 2006, there were outstanding 33,263,259 shares of common stock, par value $0.01 per share, of the registrant (excludes 254,736 shares of treasury stock).

Documents Incorporated By Reference

None.

PART I

Item 1.                        Business.

Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on municipal and asset-backed obligations in domestic and international markets. The financial strength of the Company’s insurance company subsidiaries is rated “Triple-A” by the major securities rating agencies and obligations insured by them are generally awarded “Triple-A” ratings by reason of such insurance. The Company’s principal insurance company subsidiary is Financial Security Assurance Inc. (“FSA”), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal obligations. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements (“GICs”) through other consolidated entities. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

For the year ended December 31, 2005, the Company had gross premiums written of $833.8 million, of which approximately 70% related to insurance of municipal obligations and approximately 30% related to insurance of asset-backed and other non-municipal obligations. As of December 31, 2005, the Company had net par outstanding of $337.5 billion, of which approximately 67% represented insurance of municipal obligations and approximately 33% represented insurance of asset-backed and other non-municipal obligations.

The Company provides FSA-insured GICs to municipalities and other market participants. As of December 31, 2005, the Company had $12.7 billion principal amount of outstanding GICs.

Organization

FSA wholly owns FSA Insurance Company (“FSAIC”), which in turn wholly owns Financial Security Assurance (U.K.) Limited (“FSA-UK”). FSA and FSAIC together own Financial Security Assurance International Ltd. (“FSA International”). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA-UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside United States and European markets.

The Company conducts its GIC business through its affiliates FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). The Company consolidates the results of the GIC Affiliates. FSACM has conducted substantially all of the Company’s GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance.

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

The Company refinances certain defaulted transactions by employing special purpose vehicles to raise funds to refinance such transactions. These refinancing vehicles are also consolidated.

The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Variable Interest Entities.”

FSA Portfolio Management Inc. (“FSA Portfolio Management”), a wholly owned subsidiary of the Company, is engaged in the business of managing a portion of the investment portfolios of the Company and certain of its subsidiaries. FSA Portfolio Management also owns various strategic and other investments funded from time to time by the FSA group of companies.

Transaction Services Corporation (“TSC”), a wholly owned subsidiary of the Company, is engaged in the business of managing workout transactions, including, but not limited to, those referred to as refinanced transactions, within the insured portfolios of FSA and its subsidiaries.

The Company is a subsidiary of Dexia Holdings, Inc. (“Dexia Holdings”), which, in turn, is owned 90% by Dexia Crédit Local S.A. (“Dexia Crédit Local”) and 10% by Dexia S.A. (“Dexia”). Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

The Company’s Executive Management Committee manages the Company’s business. The Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer are members of the Executive Management Committee. The heads of Municipal Finance, Corporate Finance, the European Group, the Asia Group and Financial Products serve as part-time members of this committee and, collectively, comprise the “Management Committee.”  Bruno Deletre, a director of the Company and a member of the Executive Board of Dexia Crédit Local, is an ex officio member of the Management Committee.

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

In 1998, the Company and XL Capital Ltd (“XL”), a major Bermuda-based insurance holding company, entered into a joint venture, establishing two Bermuda domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd (“XLFA”). In connection with the joint venture, XL acquired a minority interest in the Company and FSA International, and the Company acquired a minority interest in XLFA.

On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company’s common stock was converted into the right to receive $76.00 in cash. As of December 31, 2005, approximately 99% of the Company’s common stock was held by Dexia Holdings. The other holders are a White Mountains affiliate and certain directors of the Company who own shares of the Company’s common stock or economic interests therein as described under “Item 11. Executive Compensation—Director Share Purchase Program.”  Dexia is required to repurchase the shares of the Company held by White Mountain’s affiliate in May 2006.

In October 2005, FSA purchased the interest in FSA International owned by XL for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect wholly owned subsidiary of the Company.

Although the Company’s common stock is no longer listed on the New York Stock Exchange (“NYSE”) as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because the Company has debt securities listed on the NYSE.

The principal executive offices of the Company and FSA are located at 31 West 52nd Street, New York, New York, 10019. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Mexico City, Paris, Singapore, Sydney, Tokyo and Bermuda.

Business Objectives

Financial Guaranty Business

The Company’s objective for its financial guaranty business is to remain a leading insurer of municipal and asset-backed obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of the following trends:

•       growth of asset securitization;

•       growth of project finance in Europe and the United States through expansion of private finance for funding of infrastructure projects;

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

The Company expects to continue to originate a diversified insured portfolio characterized by insurance of both municipal and asset-backed obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company selectively pursues international opportunities, primarily in Western European and Asia Pacific markets.

Financial Products Business

The Company’s objective for its financial products (“FP”) business is to generate net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in obligations satisfying the Company’s underwriting criteria while minimizing the Company’s exposure to interest rate changes. The Company anticipates continued demand over the long term for its GIC business and other financial products programs that employ financial guaranty insurance provided by FSA. The Company’s ability to continue or grow its financial products business, however, is subject to the conclusion of a review underway by Moody’s Investors Service, Inc. (“Moody’s”) of the non-core business activities of financial guaranty insurers.

Business of the Company

The Company is engaged in the financial guaranty business through its insurance company subsidiaries and in the FP business through its GIC Affiliates and FSAM (collectively, the “FP Segment”).

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

FSA’s Custody Receipt Program provides insurance for municipal obligations trading in the secondary market. Likewise, FSA’s Triple-A Guaranteed Secondary Securities (“TAGSS”®) Program provides insurance for asset-backed obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of securities they already hold or plan to acquire or to increase the market liquidity of such securities. FSA’s underwriting guidelines require the same underwriting standards on secondary market issues as on new issues, although FSA’s control rights in the event of default are generally more limited.

In many insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer’s funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer’s exposure. In such transactions, FSA typically insures the issuer’s obligations under both the insured securities and the derivative contract.

FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps (“CDS”), including guaranties issued in connection with the Company’s FP Segment. FSA also issues surety bonds under its Sure-Bid program, which provides an alternative to traditional types of good faith deposits for competitive municipal bond transactions.

FSA insures obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a “second-to-pay” basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has reinsured a modest amount of business from other financial guaranty insurers.

The following table indicates the Company’s percentages of par amount (net of reinsurance) outstanding as of December 31, 2005 and 2004 with respect to each type of municipal and asset-backed program:

Net Par Amount and Percentage Outstanding by Program Type

	As of December 31, 2005(1)
	Municipal Programs		Asset-Backed Programs
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(in millions)
New Issue	$217,405	95.7%	$102,464	92.8%
Secondary Market	8,112	3.6	6,985	6.3
Assumed	1,543	0.7	974	0.9
Total	$227,060	100.0%	$110,423	100.0%

	As of December 31, 2004(1)
	Municipal Programs		Asset-Backed Programs
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(in millions)
New Issue	$186,090	95.3%	$112,808	92.2%
Secondary Market	8,240	4.2	8,496	6.9
Assumed	1,062	0.5	1,046	0.9
Total	$195,392	100.0%	$122,350	100.0%

(1)          Excludes intercompany insurance of $13,463 million in 2005 and $7,143 million in 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

Premiums

In setting insurance premium rates, FSA takes into account the risk it assumes and its projected return. Critical factors in assessing risk include the credit quality of the issuer, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings the issuer of an insured obligation obtains. Competition arises from other insurers and alternative executions that do not involve insurance. For insurance on GIC and medium term note transactions, transactions involving “repackaging” of outstanding securities and other transactions, FSA’s premium may be arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

Municipal Obligations

FSA insures a range of municipal obligations, including:

•       general obligation bonds supported by the issuers’ taxing power;

•       revenue bonds and other obligations of state and local governments supported by the issuers’ ability to impose and collect fees and charges for public services or specific projects such as utility revenues;

•       project finance obligations, consisting primarily of obligations of special purpose issuers backed by the cash flow from lease or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities;

•       payment obligations of counterparties under CDS referencing municipal obligations; and

•       payment obligations of municipal counterparties under interest rate swaps or other derivatives.

Municipal obligations include bonds, notes and other indebtedness issued by public and quasi-public entities, including states and their political subdivisions (such as counties, cities or towns), utility districts, public universities and hospitals, and public housing and transportation authorities. Municipal obligations also include bonds, notes and other indebtedness issued by special purpose entities established to finance investments in infrastructure projects. An issuer’s obligation to pay is supported by the issuer’s taxing power in the case of general obligation bonds, and by the issuer’s ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds and public-private infrastructure financings. Some municipal obligations, including most project finance obligations, include non-municipal credit risks (to swap counterparties, insurance companies, construction companies or other non-municipal credits) and operating risks (such as traffic volume or tuition revenues).

According to industry sources, the total and insured volume since 2001 of long-term U.S. municipal new issues sold were as follows:

U.S. Municipal Obligations(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(in billions)
2001	$288.2	$131.0	45.5%
2002	358.8	177.6	49.5
2003	383.7	190.7	49.7
2004	360.1	194.1	53.9
2005	408.4	228.1	55.9

(1)          Source: The Bond Buyer, February 7, 2006. Volume is expressed in terms of principal issued and insured on a sale-date basis. Subject to revision as additional information becomes available.

The municipal bond industry saw an increase in new issue volume in 2001, 2002 and 2003, as declining interest rates, diminished tax revenues and continuing needs for infrastructure investment drove municipalities to borrow on an unprecedented scale. Insurance penetration has risen steadily since 2001, reaching its highest historical level in 2005. New insured par volume rose significantly in 2005 due to increased market volume and higher penetration.

Outside the United States, guarantors have increased their presence in public infrastructure finance from 2001 levels. International municipal transactions include many public-private partnership financings, such as those authorized by the U.K. Private Finance Initiative, and other highly structured transactions. Because such transactions tend to have long development times and large par amounts, the timing of transactions may cause volatility in insured volume from year to year.

Since 2001, the annual totals of non-U.S. municipal par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Non-U.S. Municipal Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
(in billions)
2001	$6.0
2002	8.1
2003	13.9
2004	11.7
2005	N/A (2)

(1)          Source: Association of Financial Guaranty Insurers (“AFGI”) web page, July 2005. Data is subject to revision as additional information becomes available.

(2)          Not available from the same source. Of the four largest monoline guarantors, three disclose the municipal component of their international business in their statistical operating supplements. According to such statistical operating supplements, those three companies insured directly or assumed, in the aggregate, a principal amount of $15.7 billion of non-U.S. municipal obligations in 2005.

Asset-Backed Obligations

Asset-backed obligations insured by FSA are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also include payment obligations of counterparties and issuers under synthetic obligations such as CDS and credit-linked notes referencing asset-backed securities or pools of securities or other obligations.

Asset-backed obligations are typically issued in connection with structured financings or securitizations where the securities being issued are secured by or payable with funds from a specific pool of assets. The assets are typically held by a special purpose entity that also acts as the issuer of the insured obligations. Most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt and small business loans. Asset-backed obligations may also be secured by less diverse payment sources, such as multifamily real estate.

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

According to industry sources, the new par volumes since 2001 for each type of funded asset-backed security presented, including securities distributed under Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”), were as follows:

Year	New Issues of Funded U.S. Public Asset-Backed Securities(1)(2)	U.S. Public Issues of Private-Label Mortgage-Backed Securities(1)	Non-U.S. Asset- Backed Securities(1)(3)	Worldwide Funded Collateralized Debt Obligations(1)
	(in billions)
2001	$324.6	$143.1	$115.2	$79.6
2002	411.5	214.0	117.3	87.7
2003	505.1	297.1	198.8	82.6
2004	688.1	329.1	205.5	127.6
2005	847.6	514.2	263.2	217.2

(1)          Source: Asset-Backed Alert, January 10, 2003, January 9, 2004, January 7, 2005 and January 13, 2006.  Subject to revision as additional information becomes available.

(2)          Includes corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, CDOs, commercial paper and private placements not made under Rule 144A.

(3)          Includes asset-backed and mortgage-backed securities but excludes CDOs.

The data in the above table excludes synthetic transactions and therefore does not reflect the growth in the use of CDS during the years covered. According to the International Swaps and Derivatives Association, Inc. (“ISDA”), the notional principal amount of CDS outstanding in world markets was as follows at the dates indicated:

Outstanding Credit Default Swaps(1)
(in billions)
December 31, 2001	$918.9
December 31, 2002	2,191.6
December 31, 2003	3,779.4
December 31, 2004	8,422.3
June 30, 2005	12,429.9

(1)          Source: ISDA web page, February 22, 2006.

According to industry information, the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance directly originated by monoline guarantors during each year since 2001 were as follows:

Asset-Backed Obligations Insured by Monoline Insurance Companies(1)

Year Ended December 31,	United States		Non-U.S.
	(in billions)
2001	$167.1		$51.4
2002	165.5		63.2
2003	120.4		45.0
2004	200.0		46.8
2005	N/A	(2)	N/A	(2)

(1)          Source: AFGI web page dated July 2005. Includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, excluding municipal obligations. Subject to revision as additional information becomes available.

(2)          Not available from the same source. According to the statistical operating supplements published by the four largest monoline guarantors, those four companies insured directly or assumed, in the aggregate, approximately $163.3 billion of U.S. asset-backed par volume. Three of these companies disclose the non-U.S. component of their asset-backed business, which in aggregate was $39.1 billion in 2005.

Consolidated Variable Interest Entities

FSA Global is a Cayman Islands domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as “medium term notes.” FSA Global issues securities at the request of interested purchasers in a process known as “reverse inquiry,” which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. As of December 31, 2005, the VIEs, including FSA Global, had $2.3 billion principal amount of outstanding notes, after elimination of intercompany transactions.

FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third party liquidity). This matched funding structure is designed to minimize the market risks borne by FSA Global and FSA. FSA Global raises funds that are invested with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. FSA Global generally raises funds that are U.S. dollar-denominated or converted into U.S. dollars at LIBOR-based floating borrowing rates, and invests them in FSA-insured obligations that:

•       are U.S. dollar-denominated or converted into U.S. dollars at LIBOR-based floating rates,

•       mature prior to the maturity of the related FSA Global notes, and

•       pay a higher interest rate than the interest rate on the related FSA Global notes.

Financial Products Business

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

The Company is exposed to risk associated with unexpected withdrawals on its FSA-insured GICs. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn more quickly or more slowly than anticipated to pay project expenses. Structured finance GICs for credit-linked notes may be drawn unexpectedly upon certain credit events under the CDS related to such notes. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by Standard & Poor’s Ratings Services (“S&P”) or Aa3 by Moody’s, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody’s or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and liquidity agreements.

The GIC Affiliates issue GICs and, on the same terms, lend the funds raised to FSAM. The funds are generally raised at (or converted by FSAM into) U.S. dollar LIBOR-based floating rate obligations. FSAM typically invests the funds in, or converts them into, U.S. dollar LIBOR-based floating rate investments. The investments are generally obligations that would qualify for FSA insurance from a credit perspective. The GIC Affiliates and FSAM generate their gross profits or losses from the difference between the rates at which the GIC Affiliates borrow the funds and the rates yielded by FSAM’s investments. These investments are owned, and all  related risk management functions are performed, by FSAM.

Insurance in Force

A summary of the Company’s par outstanding by type as of December 31, 2005 is as follows:

	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(in millions)
Asset-backed(1)	$139,567	$999	$140,566	$30,143	$110,423
Municipal	315,924	1,600	317,524	90,464	227,060
Total	$455,491	$2,599	$458,090	$120,607	$337,483

(1)          Excludes direct par outstanding on intercompany insurance of $13,463 million relating to FSA-insured GICs issued by the GIC Affiliates.

As of December 31, 2005, the weighted average life of the direct par insured on these policies was approximately four years for asset-backed and 13 years for municipal obligations.

Municipal Obligations

FSA’s insured portfolio of municipal obligations is divided into eight major categories, which include funded and synthetic obligations:

Domestic General Obligation Bonds

General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes according to value in an amount sufficient to provide for the full payment of the bonds.

Domestic Housing Revenue Bonds

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

Domestic Municipal Utility Revenue Bonds

Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

Domestic Health Care Revenue Bonds

Health care revenue bonds include bonds of state and local municipal authorities issued on a conduit basis on behalf of not-for-profit hospitals and hospital systems for refinancings and capital acquisitions and construction, payable from amounts derived under loan agreements and notes of such health care providers with such authorities.

Domestic Tax-Supported (Non-General Obligation) Bonds

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

Domestic Transportation Revenue Bonds

Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

Other Domestic Municipal Bonds

Other domestic municipal bonds insured by FSA include college and university (primarily public or state-supported) revenue bonds, moral obligation bonds, financings for stadiums, resource recovery bonds and debt issued, guaranteed or otherwise supported by domestic state or local governmental entities.

International Municipal Obligations

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

Domestic Residential Mortgage Loans

Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed- and open-end first and second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Domestic residential mortgage loan obligations insured by FSA have tended to be concentrated in the “sub-prime” sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. FSA also insures “net interest margin” (“NIM”) securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA has generally declined participation in securitizations of so-called “high cost mortgage loans,” characterized by very high interest rates or “points and fees” and subject to restrictive federal and state regulations.

Domestic Consumer Receivables

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

Domestic Pooled Corporate Obligations

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

Other Domestic Non-Municipal Obligations

Other domestic non-municipal obligations include bonds or other securities backed by government securities, letters of credit, guarantees by other monoline insurers or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA’s underwriting criteria. Other domestic non-municipal obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are either secured by a mortgage on property owned by or leased to an investor-owned utility or have the benefit of a “negative pledge” ensuring that no other material creditors have priority claims to the utility assets.

International Asset-Backed Obligations

International asset-backed obligations include obligations of funded and synthetic CDOs, securitizations of perpetual floating rate notes of non-domestic banks, obligations of non-domestic investor-owned utilities and other obligations having international aspects but otherwise within the asset-backed categories described above.

Insured Portfolio

A summary of FSA’s insured portfolio as of December 31, 2005 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first loss or excess of loss reinsurance.

Summary of Insured Portfolio
As of December 31, 2005(1)

	Number of Issuers	Net Par Amount Outstanding	Net Par and Interest	Percent of Net Par and Interest
	(dollars in millions)
Municipal obligations
General obligation bonds	6,104	$88,922	$132,020	28%
Housing revenue bonds	191	7,585	13,649	3
Municipal utility revenue bonds	1,079	37,245	60,350	13
Health care revenue bonds	222	11,789	21,483	4
Tax-supported (non-general obligation) bonds	1,065	40,622	62,762	13
Transportation revenue bonds	122	14,695	26,201	5
Other domestic municipal bonds	725	13,955	21,540	5
International obligations	112	12,247	24,638	5
Total municipal obligations	9,620	227,060	362,643	76
Asset-backed obligations
Residential mortgages	237	$18,401	$20,202	4
Consumer receivables	50	8,366	8,862	2
Pooled corporate obligations	309	47,253	49,613	10
Other domestic asset-backed obligations	130	7,328	8,714	2
International obligations	108	29,075	30,151	6
Total asset-backed obligations	834	110,423	117,542	24
Total	10,454	$337,483	$480,185	100%

(1)          Excludes intercompany insurance of $13,463 million in net par outstanding and $16,878 million in net par and interest outstanding relating to FSA-insured GICs issued by the GIC Affiliates.

Obligation Type

The table below sets forth the relative percentages of net par amount insured by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2005	2004	2003	2002	2001
Municipal obligations
General obligations bonds	28%	19%	27%	19%	12%
Housing revenue bonds	1	6	3	2	1
Municipal utility revenue bonds	8	5	12	9	5
Health care revenue bonds	3	3	2	1	1
Tax-supported (non-general obligation) bonds	11	2	14	8	5
Transportation revenue bonds	3	2	5	4	1
Other domestic municipal bonds	5	2	4	3	1
International obligations	5	2	2	2	1
Total municipal obligations	64	41	69	48	27
Asset-backed and other non-municipal obligations
Residential mortgages	9	28	7	9	16
Consumer receivables	5	2	6	10	12
Pooled corporate obligations	13	13	5	15	25
Other domestic non-municipal obligations(1)	1	8	2	1	1
International obligations	8	8	11	17	19
Total asset-backed obligations	36	59	31	52	73
Total	100%	100%	100%	100%	100%

(1)          Excludes intercompany transactions of $6.3 billion in 2005, $2.7 billion in 2004, $3.6 billion in 2003, $2.0 billion in 2002 and $0.5 billion in 2001, relating to FSA-insured GICs issued by the GIC Affiliates.

Terms to Maturity

The table below sets forth the contractual terms to maturity of the Company’s policies as of December 31, 2005 and 2004:

Contractual Terms to Maturity of Net Par of Insured Obligations(1)

	As of December 31, 2005		As of December 31, 2004
Term to Maturity	Municipal	Asset- Backed(2)	Municipal	Asset- Backed(2)
	(in millions)
0 to 5 years	$44,272	$41,997	$39,448	$46,800
5 to 10 years	49,935	31,354	43,165	29,155
10 to 15 years	44,392	12,180	37,174	10,772
15 to 20 years	36,737	744	30,857	1,084
20 years and above	51,724	24,148	44,748	34,539
Total	$227,060	$110,423	$195,392	$122,350

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The average expected maturities for asset-backed obligations are expected to be considerably shorter than the contractual maturities for such obligations.

(2)          Excludes intercompany insurance of $13,463 million in 2005 and $7,143 million in 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

Issue Size

The tables below set forth the number of policies and net par outstanding as of December 31, 2005, based on the amount of original net par written:

Municipal—Policy Count and Net Par Amount Outstanding

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	15,579	$34,276
$10 to $50 million	5,475	64,748
$50 million to $100 million	979	34,447
$100 million or greater	851	93,589
Total	22,884	$227,060

Asset-Backed—Policy Count and Net Par Amount Outstanding(1)

Original Net Par Amount	Number of Policies	Net Par Amount Outstanding
	(dollars in millions)
Less than $10 million	731	$302
$10 to $50 million	641	5,254
$50 million to $100 million	477	8,700
$100 million or greater	1,001	96,167
Total	2,850	$110,423

(1)          Excludes intercompany insurance of $13,463 million relating to FSA-insured GICs issued by the GIC Affiliates.

Geographic Concentration

The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured municipal securities:

Municipal Insured Portfolio by Jurisdiction

	As of December 31, 2005
Jurisdiction	Number of Issuers	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding
	(dollars in millions)
California	985	$30,159	13.3%
New York	671	19,555	8.6
Texas	730	15,458	6.8
Pennsylvania	752	14,843	6.5
Florida	277	12,063	5.3
Illinois	653	11,255	5.0
New Jersey	584	10,459	4.6
Washington	328	8,289	3.6
Michigan	499	8,252	3.6
Massachusetts	206	6,309	2.8
Ohio	332	5,239	2.3
Wisconsin	437	4,938	2.2
Georgia	117	4,743	2.1
All other U.S. jurisdictions	2,937	63,251	27.9
International	112	12,247	5.4
Total	9,620	$227,060	100.0%

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

The Company’s revenues from external customers attributed to the United States and all foreign countries during each of the last three fiscal years is shown below:

Total Revenues From External Customers

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
U.S.	$941,496	$1,095,914	$864,752
International	39,739	52,355	32,926
Total revenues	$981,235	$1,148,269	$897,678

For a discussion of risks related to the Company’s foreign operations, see “Item 1A. Risk Factors—The Company’s international operations expose it to less predictable credit and legal risks.”

See Note 23 to the Consolidated Financial Statements in Item 8 for revenues from external customers, pre-tax earnings and total assets by segment.

Issuer Concentration

The Company has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one credit. Credit gap is a concept employed by S&P to estimate the at-risk amount (worst-case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds it has insured. In many cases, the Company uses reinsurance to limit net exposure to any one credit. As of December 31, 2005, the ten largest net insured municipal credits represented $9.6 billion, or 2.9%, of the total net par amount outstanding and the ten largest net insured asset-backed transactions represented $16.1 billion, or 4.8%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same sponsor have not been aggregated. However, the Company’s underwriting policies establish single risk guidelines applicable to asset-backed securities of the same sponsor. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest exposures. Instead, FSA addresses these risks by limiting its exposure to the CDO sector in the aggregate. In addition to the single risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single credits.

Credit Underwriting Guidelines, Standards and Procedures

Financial Guaranty Business

Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA’s underwriting policy is to insure municipal and asset-backed obligations that it determines are investment grade without the benefit of FSA’s insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company’s Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards. In addition, FSA’s underwriting policy allows for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default.

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

FSA’s underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and types of credit support. FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or “spread,” reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements, CDS or reinsurance agreements). Asset-backed obligations insured by FSA often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance based triggers. Overcollateralization or third-party protection does not need to protect FSA against all risk of loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization and third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term, or in transactions in which FSA is insuring securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default.

FSA’s general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the senior obligations. In the CDS sector, FSA often insures risks, and in the funded sector FSA sometimes insures securities, on a “compressed” or “mezzanine” basis in which the obligations insured by FSA are subordinate, in whole or in part, to more senior uninsured obligations.

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

The Company’s Risk Management Committee reviews the Company’s insured portfolio on a periodic basis. The Risk Management Committee includes FSA’s Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief Municipal Underwriting Officer and Chief International Underwriting Officer, with FSA’s Chief Executive Officer, President, General Counsel and Chief Financial Officer as ex officio members.

The underwriting process that implements the Company’s underwriting guidelines and standards is supported by FSA’s professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management and designated senior underwriting officers is required for all transactions.

Each underwriting group in the Financial Guaranty Group is responsible for confirming that each transaction proposed by the Financial Guaranty Group conforms to the underwriting guidelines and standards. This evaluation is reviewed by the chief underwriting officer for the particular sector. This review may take place while the transaction is in its formative stages, thus facilitating the introduction of further enhancements at a stage when the transaction is more receptive to change.

Final transaction approval is obtained from FSA’s Management Review Committee (the “MRC”) for asset-backed transactions and international transactions and from FSA’s Municipal Underwriting Committee (the “MUNC”) for domestic municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. Following approval, the Chair of the applicable underwriting committee may approve minor transaction modifications. Major changes require the concurrence of the applicable underwriting committee.

The MRC is comprised of FSA’s Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer, General Counsel and Associate General Counsel for Asset-Backed Transactions. The Chief Executive Officer, President and General Counsel are not required to participate in MRC meetings for transactions meeting certain criteria. The MRC may delegate approval authority for certain highly rated asset-backed transactions that fall below established monetary thresholds.

The MUNC is comprised of FSA’s Chief Executive Officer, President, Chief Municipal Underwriting Officer, a Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsel for Municipal Transactions. The MUNC approval process generally requires approval by at least:

•       the Chief Executive Officer or President,

•       the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and

•       an Associate General Counsel for Municipal Transactions.

Subject to applicable limits, municipal transactions satisfying credit and return requirements may be approved by a committee (the “Demi-MUNC”) comprised of at least two voting members, one of whom must be the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations, and any one of certain managing directors and directors designated by the MUNC.

Financial Products Business

The Company’s GIC Affiliates issue GICs and FSAM makes investments in accordance with the FP Segment’s underwriting guidelines. These underwriting guidelines require that each GIC and investment meet the funding strategy of the FP business. The funding strategy, in turn, reflects the Company’s short-term liquidity needs to meet withdrawals and purchase assets, the Company’s collateral posting obligations under collateralized GICs, the availability of attractive investments, the risk that actual GIC withdrawals may vary from expected withdrawals and other factors.

FP’s underwriting guidelines also govern FSAM’s investment of funds raised from the issuance of GICs. In general, investments are obligations that would qualify for FSA insurance from a credit perspective, and must therefore be investment grade. The FP Segment manages its investment portfolio to maintain sufficient liquidity to address expected and unexpected GIC withdrawals and to maintain sufficient eligible collateral to support collateralized GICs.

Final transaction approval for a GIC depends on the type and size of the GIC along with other criteria. FP’s underwriting guidelines require that the head of the FP Segment approve all GICs and specify whether approval from FSA’s Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

Final transaction approval for an investment by FSAM depends on the investment sector, credit rating, amount and other factors. The FP Segment’s underwriting guidelines require that the head of the FP Segment approve all investments and specify whether approvals from FSA’s Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

Corporate Research

FSA’s Corporate Research Department is comprised of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit of entities participating in or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval.

Transaction Oversight and Transaction Services

FSA’s Transaction Oversight Groups and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Municipal and Asset-Backed Transaction Oversight Groups are responsible for monitoring the performance of outstanding transactions. TSC, together with the Transaction Oversight Groups, is responsible for taking remedial actions for underperforming transactions as appropriate. The managing directors responsible for the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter. The Transaction Oversight Groups review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC and the Risk Management Committee determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. Reviews of asset-backed transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions with, issuers, servicers, trustees and other transaction participants. Reviews of asset-backed transactions often include servicer audits, site visits or evaluations by third-party appraisers, engineers or other experts retained by FSA. The Transaction Oversight Groups review transactions to determine the level of ongoing attention required. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Groups and TSC work together with the Legal Department and Corporate Research in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

The Company’s Transaction Oversight Groups categorize all credits by risk of loss to facilitate appropriate allocation of resources to loss mitigation efforts and to efficiently communicate the relative credit condition of any risk exposure, as well as the overall health of the insured portfolio. Each risk in the insured portfolio is designated one of five surveillance rating categories.

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

Category V reflects transactions where losses are probable. This category includes (1) risks where claim payments have been made and where additional payments, net of recoveries, are expected, and (2) risks where claim payments are probable but none have yet been made. Category IV and Category V transactions are subject to intense monitoring and intervention.

The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above, as of December 31, 2005 and 2004.

Par Outstanding

	As of December 31,
	2005		2004
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$450,967	$331,821	$426,142	$310,431
Category III	6,244	4,900	7,213	6,384
Category IV	266	242	283	245
Category V no claims	506	463	707	647
Category V with claims	107	57	85	35
Total	$458,090	$337,483	$434,430	$317,742

Case Basis Loss Reserves

	As of December 31,
	2005		2004
	Gross	Net	Gross	Net
	(in millions)
Category V no claims	$49.1	$40.3	$36.4	$30.3
Category V with claims	40.7	13.1	44.2	14.9
Total	$89.8	$53.4	$80.6	$45.2

The increase in Category V reserves with no claims in 2005 compared to 2004 was due primarily to deterioration of certain CDO risks and the reassumption of previously ceded business.

Legal

The Company’s Legal Department is comprised of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company’s Legal Department is divided into five sectors:  asset-backed transactions, municipal transactions, financial products, regulatory/reinsurance/corporate and compliance. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with his or her counterpart in the relevant financial guaranty group in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by the Company are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Municipal obligations insured by the Company are ordinarily executed without employment of outside counsel. The financial products attorneys in the Legal Department work together with their counterparts in the FP group in developing and overseeing the execution of approved financial products transactions. The Legal Department works closely with the Transaction Oversight Groups and TSC in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters. The Chief Compliance Officer is a member of the Legal Department, and provides quarterly compliance activity reports to the Company’s Management Committee and the Audit Committee of the Board of Directors of the Company.

Competition and Industry Concentration

FSA faces competition from both other providers of and alternatives to third-party credit enhancement. Most securities are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. FSA faces competition from other Triple-A rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. (“Ambac”), Financial Guaranty Insurance Company (“FGIC”), MBIA Insurance Corp. (“MBIA”), XL Capital Assurance Inc. and CIFG Guaranty. Competition is largely based on premium rates, capacity, underwriting requirements and trading levels.

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

Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers provide competition to FSA as providers of credit enhancement for asset-backed obligations. Actions by securities rating agencies in recent years have significantly reduced the number of Triple-A rated financial institutions that can offer a product directly competitive with FSA’s Triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance. Nonetheless, bank sponsored commercial paper conduits, bank letter of credit providers and other credit enhancement, such as cash collateral accounts provided by banks, continue to provide significant competition to FSA. In addition, CDS, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. Bank affiliates may participate in the U.S. insurance business, including the financial guaranty insurance business.

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

Set forth below are FSA’s aggregate gross insurance in force, net insurance in force, qualified statutory capital and capital ratio (represented by the ratio of its net insurance in force to qualified statutory capital) and the average industry capital ratio at the dates indicated. FSA’s net insurance in force is the outstanding principal, interest and other amounts payable over the remaining life of all obligations insured by FSA, net of ceded reinsurance and refunded bonds secured by U.S. government securities held in escrow or other qualifying collateral. Qualified statutory capital, determined in accordance with statutory accounting practices, is the aggregate of policyholders’ surplus and contingency reserves calculated in accordance with statutory accounting practices. Net insurance data does not distinguish between quota share reinsurance and first-loss reinsurance. In light of FSA’s use of first-loss reinsurance in the project finance and, to a lesser extent, asset-backed sectors, the data below tends to overstate FSA’s risk leverage in comparison with its industry counterparts. Conversely, FSA also insures mezzanine risks and obtains excess-of-loss credit protection in CDS transactions, which reduces FSA’s reported risk leverage. The statutory capital ratio does not reflect the underlying credit quality of the insurance in force, which diminishes the comparative value of the disclosure. Specifically, the credit quality of FSA’s insured portfolio as measured by S&P and Moody’s is generally higher than most of FSA’s industry peers, although FSA’s ratio of net debt service to statutory capital is also generally higher than most of FSA’s industry peers.

	As of December 31,
	2005	2004	2003
	(dollars in millions)
Financial guaranty primary insurers, excluding FSA(1)
Capital ratio	141:1	147:1	145:1
FSA(2)
Gross insurance in force	$686,134	$633,037	$565,371
Net insurance in force	497,624	454,359	409,476
Qualified statutory capital	2,418	2,281	2,104
Capital ratio	206:1	199:1	195:1

(1)          Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer as of December 31, 2005, 2004 and 2003.

(2)          Includes gross and net insurance in force relating to FSA-insured GICs issued by the GIC Affiliates of $16,878 million for 2005, $8,753 million for 2004, and $5,708 million for 2003.

In December 2004, FSA obtained CDS protection on an excess of loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated “super-Triple-A” at inception. As of December 31, 2005, the CDS provided approximately $13.1 billion of credit protection. Given the high credit quality of the risk transferred to the CDS provider, the main effect of this CDS was to improve FSA’s statutory capital ratios and increase FSA’s margin under regulatory risk limits on aggregate insured exposures.

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

As of December 31, 2005, FSA reinsured approximately 26% of its principal amount outstanding. FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

•       meet internal, rating agency and regulatory limits,

•       diversify risks,

•       reduce the need for additional capital, and

•       strengthen financial ratios.

FSA’s reinsurance may be on a quota share, first loss, or excess of loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess of loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

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

Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA’s treaty reinsurers as of December 31, 2005 were Assured Guaranty Re International Ltd. (formerly ACE Capital Re International Ltd.), BluePoint Re, Limited, Mitsui Sumitomo Insurance Company, Limited, Radian Asset Reinsurance Inc. (successor to Radian Reinsurance Inc., formerly Enhance Reinsurance Company), RAM Reinsurance Co. Ltd., Swiss Reinsurance Company, Tokio Marine and XLFA. FSA also has reciprocal surplus share reinsurance treaties with Ambac and FGIC, which provide quota share reinsurance on transactions exceeding specified par amounts insured.

Securities rating agencies allow FSA “credit” for reinsurance based on the reinsurer’s ratings. Generally, 95-100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In recent years, a number of FSA’s reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agency. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

In 2004, the insurance laws of the State of New York (the “New York Insurance Law”) were amended to allow financial guaranty insurers such as FSA to treat qualifying CDS from highly rated financial institutions as collateral for purposes of satisfying risk limits and certain reserve requirements. These amendments allow financial guaranty insurers to employ CDS as collateral for statutory accounting purposes, with the collateral having effects similar to reinsurance in reducing single and aggregate risks for statutory purposes. In December 2004, FSA obtained CDS protection on an excess of loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated

“super-Triple-A” at inception. As of December 31, 2005, the CDS provided approximately $13.1 billion of credit protection. Given the high credit quality of the risk transferred to the CDS provider, the main effects of this CDS were to improve FSA’s statutory capital ratios and increase FSA’s margin under regulatory risk limits on aggregate insured exposures.

FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders’ surplus and contingency reserves, or “statutory capital,” at the end of the prior calendar quarter. FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which:

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

Under this agreement, FSA-UK ceded to FSA approximately 97.9% of its retention after third party reinsurance of its policies issued in 2005.

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

Moody’s, S&P and Fitch apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered by the rating agencies in assessing capital adequacy include:

•       capital charges or other assessments of credit risks for FSA’s insured portfolio, including the degree of risk embedded in FSA-insured GICs;

•       the quality of FSA’s assets and other investments (the “Investment Portfolio”);

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

Insurance Regulatory Matters

General

FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the New York Insurance Law and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the “New York Superintendent”) and other state insurance regulatory authorities. The last completed examination was conducted in 2004 for the three-year period ended December 31, 2002.

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

New York Financial Guaranty Insurance Law

Article 69 of the New York Insurance Law (“Article 69”), a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

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

Based on FSA’s statutory statements for 2005, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2005 was approximately $153.8 million.

Financial Guaranty Insurance Regulation in Other Jurisdictions

FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guaranties issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA’s Singapore branch. FSA is in the process of seeking a branch license in Japan.

U.S. Bank Holding Company Act

Dexia indirectly owns approximately 99% of the Company’s common stock. Because Dexia has a non-U.S. bank subsidiary with a branch in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the “BHC Act”). In general, the BHC Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are “closely related to banking” as determined by the Board of Governors of the Federal Reserve System. Insurance activities such as those conducted by certain of the Company’s subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a “financial holding company” is permitted to engage in a broader range of permissible “financial activities.” “Financial activities” include insurance underwriting and agency activities as well as merchant banking. For Dexia to qualify as a “financial holding company,” it and its non-U.S. bank subsidiary with a branch in the U.S. must be both:

•       “well-capitalized,” which requires a Tier I capital to risk-based assets ratio of at least 6% and a total capital to risk-based assets ratio of at least 10%, as calculated under home country standards (Tier I, or core, capital includes equity capital less certain intangibles), and

•       “well-managed,” which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least “satisfactory.”

Dexia holds its investment in, and operates, the Company and its subsidiaries under the “financial activities” authorization permitted to “financial holding companies.”  If Dexia does not continue to meet the requirements for qualifying as a “financial holding company,” it may lose its ability to hold its investment in, or operate, the Company and its subsidiaries.

Investments

In addition to its insurance company Investment Portfolio, the Company maintains investments from proceeds of FSA-insured GICs (the “FP Investment Portfolio”), the portfolio of securities owned by the VIEs (the “VIE Portfolio”) and assets acquired from refinancing transactions.

As of December 31, 2005, the Company also had investments in strategic partners, including:

•       XLFA; and

•       TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds.

On October 4, 2005, the Company sold its investment in SPS Holding Corp. (“SPS”) (formerly Fairbanks Capital Holding Corp.), a residential mortgage loan servicer, to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the subsidiary of the Company which owned the SPS investment made representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser.

Investments Insured by the Company

Both the Investment Portfolio and the FP Investment Portfolio include fixed income investments that are insured by FSA (“FSA-Insured Investments”).  The staff of the Securities and Exchange Commission (the “SEC”) is currently reviewing the accounting treatment of financial guaranty industry participants’ investments in securities insured by themselves or their affiliates, including the Company’s investments in FSA-Insured Investments. At December 31, 2005, the Investment Portfolio included $319.0 million of FSA-Insured Investments and the FP Investment Portfolio included $834.3 million of FSA-Insured Investments, measured at fair value, in each case representing approximately 7.0% of the relevant portfolio.

The Company, like its industry peers, records these investments as available-for-sale securities and carries them at fair value, which includes the effect of the embedded FSA guaranty. The Company’s accounting treatment of the FSA-Insured Investments is based on Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investment securities be carried at fair value, applying quoted prices where available. Quoted prices reflect the value of the embedded FSA insurance policy and related Triple-A rating.

In 2005, the Company and other financial guaranty industry participants received written comments from the SEC staff regarding the proper accounting treatment for investments held by such companies that are also guaranteed by themselves or their affiliates, as is the case with the FSA-Insured Investments. Recent discussions with the SEC staff suggest that the staff’s tentative view of the appropriate accounting for FSA-Insured Investments is to extinguish a portion of the contingent guarantee obligation related to the amount held in its investment portfolio.

The Company cannot predict how the SEC staff will resolve this issue or the resulting effect on its financial statements. The Company intends to continue to apply its current methodology until the issue is resolved. There can be no certainty, however, that the SEC will not require the Company to modify its methodology, either on a going-forward basis or for prior periods.

Investment Portfolio

Management’s primary objective in managing the Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than Triple-A. The Investment Portfolio is managed by unaffiliated professional investment managers and the Company’s affiliate FSA Portfolio Management, which manages the majority of the municipal portfolio. The investment management function is overseen by the Investment Committee established by the Company’s Board of Directors.

To accomplish its objectives, the Company has established guidelines for eligible fixed income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company’s policy is to invest primarily in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset-backed securities and mortgage-backed securities. In applying its investment guidelines, the Company uses the published rating for FSA-Insured Investments, rather than the rating that such securities would have without giving effect to the FSA guaranty, referred to as the “shadow rating.”  The Company’s current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

The weighted average maturity of the fixed income securities in the Investment Portfolio as of December 31, 2005 was approximately 12 years.

The Company’s investment in XLFA is included in the Investment Portfolio.

The following tables set forth certain information concerning the Company’s Investment Portfolio:

Investment Portfolio by Rating
As of December 31, 2005(1)(3)

Rating	Percent of Investment Portfolio
AAA(2)	78.6%
AA	17.4
A	4.0
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2005.

(2)          Includes U.S. Treasury obligations, which comprised 4.1% of the portfolio as of December 31, 2005.

(3)          6.8% of the Investment Portfolio was rated Triple-A by virtue of insurance provided by FSA. Over 95% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Double-A range.

Summary of Investments

	As of December 31,
	2005		2004
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long term investments:
Taxable bonds	$788,298	4.61%	$804,942	4.77%
Tax-exempt bonds	3,431,046	4.77	3,058,967	4.75
Total long-term investments	4,219,344	4.74	3,863,909	4.75
Short-term investments	182,645	2.81	119,746	2.07
Total fixed income investments	4,401,989	4.66	3,983,655	4.72
Equity investments	54,370		54,300
Total investments	$4,456,359		$4,037,955

(1)          Yields are stated on a pre-tax basis.

Investment Portfolio by Security Type

	As of December 31,
	2005		2004
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
U.S. government and agency securities	$195,495	4.49%	$164,312	4.30%
Mortgage-backed securities	250,001	5.24	220,202	5.31
Municipal bonds	3,431,046	4.77	3,058,967	4.75
Asset-backed securities	40,216	3.84	56,843	3.23
Corporate securities	186,369	4.66	237,486	4.81
Foreign securities	116,217	3.62	126,099	5.06
Total long-term investments	4,219,344	4.74	3,863,909	4.75
Short-term investments	182,645	2.81	119,746	2.07
Total fixed income investments	4,401,989	4.66	3,983,655	4.72
Equity investments	54,370		54,300
Total investments	$4,456,359		$4,037,955

(1)          Yields are stated on a pre-tax basis.

Distribution of Investments by Contractual Maturity

	As of December 31,
	2005		2004
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$274,955	$275,017	$174,831	$174,872
Due after one year through five years	1,188,212	1,248,314	552,672	558,554
Due after five years through ten years	670,694	701,085	521,256	559,119
Due after ten years	1,977,911	2,054,046	2,457,851	2,663,695
Mortgage-backed securities	250,001	246,246	220,202	222,510
Asset-backed securities	40,216	39,974	56,843	57,084
Total fixed income investments	4,401,989	4,564,682	3,983,655	4,235,834
Equity investments	54,370	54,370	54,300	54,300
Total investments	$4,456,359	$4,619,052	$4,037,955	$4,290,134

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	As of December 31, 2005
	Par Value	Amortized Cost	Fair Value
	(in thousands)
Pass-through securities U.S. Government agency	$227,037	$228,781	$225,217
CMOs—U.S. Government agency	4,590	4,762	4,637
CMOs—non-agency	16,191	16,458	16,392
Total mortgage-backed securities	$247,818	$250,001	$246,246

The Company’s investments in mortgage-backed securities primarily consisted of pass-through certificates and collateralized mortgage obligations (“CMOs”), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, as of December 31, 2005, Triple-A rated CMOs which are not guaranteed by government agencies. Secondary market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

The CMOs held as of December 31, 2005 have stated maturities ranging from 1 to 30 years and expected average lives ranging from 1 to 15 years based on anticipated prepayments of principal.

Mortgage-backed securities differ from traditional fixed income bonds because they are subject to prepayments at par value without penalty when the underlying mortgage loans are prepaid at the borrower’s option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing loan interest rates are lower than the rates on the underlying mortgage loans, and by the terms of the loans. When prepayments occur, the proceeds must be reinvested at then current market rates, which may be below the yield on the prepaid securities.

FP Investment Portfolio

The following tables set forth certain information concerning the FP Investment Portfolio:

FP Investment Portfolio by Rating
As of December 31, 2005(1)(2)

Rating	Percent of Investment Portfolio
AAA	92.1%
AA	6.5
A	1.4
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2005.

(2)          7.0% of the FP Investment Portfolio was rated Triple-A by virtue of insurance provided by FSA. Over 90% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Single-A range.

Summary of FP Investment Portfolio

	December 31,
	2005		2004
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
FP Investment Portfolio:
Taxable bonds	$11,754,330	3.54%	$7,888,647	1.66%
Short-term investments	1,015,509	3.31	268,125	1.43
Total investments	$12,769,839	3.53	$8,156,772	1.64

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to economically convert interest rates from fixed to floating rate.

FP Investment Portfolio by Security Type

	As of December 31,
	2005		2004
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Mortgage-backed securities	$2,821,562	3.31%	$2,137,814	1.46%
Municipal bonds	809,856	3.93	442,169	1.57
U.S. government and agency securities	175,703	3.31	270,498	1.56
Asset-backed and other securities	7,947,209	3.56	5,029,447	1.71
Corporate securities	—	4.31	8,719	2.57
Total fixed maturities	11,754,330	3.54	7,888,647	1.66
Short-term investments	1,015,509	3.31	268,125	1.43
Total investments	$12,769,839	3.53	$8,156,772	1.64

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to economically convert interest rates from fixed to floating rates.

The weighted-average yield increased in 2005 due to rising interest rates, as the majority of the assets in the FP Investment Portfolio were floating rate assets.

Distribution of FP Investments by Contractual Maturity

	As of December 31, 2005
Investment Category	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,037,032	$1,037,032
Due after five years through ten years	19,802	19,720
Due after ten years	944,234	999,227
Mortgage-backed securities	2,821,562	2,829,485
Asset-backed and other securities	7,947,209	7,957,869
Total investments	$12,769,839	$12,843,333

VIE Portfolio

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA’s insurance, as of December 31, 2005 was as follows:

VIE Portfolio by Rating(1)

Rating	Percent of Bonds
AAA	2.3%
A	95.5
BB	2.2
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2005.

The amortized cost and estimated fair value of bonds in the VIE Portfolio were as follows:

	As of December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,879	$15,879
Corporate securities	20,013	19,327
Foreign	8,995	9,841
Asset-backed securities(1)	1,110,945	1,110,945
Short term investments	2,674	2,674
Total	$1,158,506	$1,158,666

	As of December 31, 2004
	Amortized Cost	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$16,007	$16,007
Corporate securities	156,030	157,990
Foreign	56,077	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short term investments	1,194	1,194
Total	$1,343,683	$1,347,549

(1)          Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation. Management believes that amortized cost closely approximates fair value for these securities.

The amortized cost and fair value of bonds in the VIE Portfolio as of December 31, 2005, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$2,674	$2,674
Due after one year through five years	29,008	29,168
Due after five years through ten years	—	—
Due after ten years	15,879	15,879
Asset-backed securities (stated maturities of 4 to 17 years)	1,110,945	1,110,945
Total	$1,158,506	$1,158,666

Employees

As of December 31, 2005, the Company had 373 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Available Information

The Company makes available, free of charge through its website, http://www.fsa.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission.

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

•       the risks discussed in Item 1A of this report;

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

•       market spreads and pricing on insured CDS exposures, which may result in gain or loss due to mark-to-market accounting requirements;

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

Item 1A.                Risk Factors.

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Item 1.  Business—Forward-Looking Statements” for important factors that could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. The Company’s actual future results may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties expressed below.

Loss of FSA’s “Triple-A” ratings would impair its ability to originate new business.

FSA’s ability to originate new insurance business is based upon the perceived financial strength of FSA’s insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. The rating agencies base their ratings upon a number of objective and subjective factors. Credit deterioration in FSA’s insured portfolio or changes to rating agency capital adequacy requirements could impair FSA’s ratings. For a discussion of other factors that might impair FSA’s ratings, see “Item 1. Business—Rating Agencies.”  Most of the risk factors mentioned below would be expected to be considered by the rating agencies in assessing FSA’s financial strength.

The Company’s loss reserves may prove inadequate.

The Company’s insurance policies guarantee financial performance of obligations over specified periods of time, in some cases over 30 years, and are generally non-cancellable. The Company projects expected deterioration and ultimate loss amounts based on historical experience in order to estimate probable loss. If an individual policy risk has a probable loss as of the balance sheet date, the Company establishes a case reserve. For the remaining policy risks in the portfolio, the Company establishes a non-specific reserve to account for inherent credit losses. The establishment of these reserves is a systematic process that considers quantitative and statistical information together with qualitative factors, resulting in management’s best estimate of inherent losses associated with providing credit protection at a given date. However, the process is inherently uncertain, and the Company cannot assure that its reserves will prove adequate. If losses in its insured portfolio materially exceed the Company’s loss reserves, it could have a material adverse effect on the financial ratings, results of operations and financial condition of the Company.  For additional discussion of the Company’s reserve methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and Loss Adjustment Expenses.”

The Company is exposed to large risks.

FSA seeks to manage exposure to large single risks and concentrations of risks that may be correlated through credit and legal underwriting, reinsurance and other risk mitigation measures. In addition, the securities rating agencies and insurance regulations establish limits applicable to FSA on the size of risks and concentrations of risks that it may insure. Given FSA’s capital base and the quality of risks that it insures, FSA may and has insured individual municipal and asset-backed risks well in excess of $1 billion. Should FSA’s risk assessments prove inaccurate and should the limits applicable to FSA prove inadequate, FSA could be exposed to  larger than anticipated losses. While FSA has to date experienced catastrophic events (such as the terrorist attacks of September 11, 2001 and the 2005 hurricane season) without material loss, unexpected catastrophic events may have a material adverse effect upon FSA’s insured portfolio and/or its Investment Portfolio.

Increased competition could reduce the Company’s new business originations.

The Company’s insurance company subsidiaries face competition from uninsured executions in the capital markets, other Triple-A rated monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multifamily sectors. During recent years, competitive forces have put considerable downward pressure on premium levels that FSA has been able to obtain, and has led FSA to decline to participate in many transactions. Competitive pressures may lead a bond insurer to sacrifice adequate pricing or adequate credit protection in order to maintain market share. See “Item 1.  Business—Competition and Industry Concentration.”

Decline in prevailing interest rates could reduce demand or premiums for financial guaranty insurance.

Demand for financial guaranty insurance generally reflects prevailing interest-rate levels. When interest rates are lower, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings may lead to a corresponding decrease in demand or premiums obtainable for financial guaranty insurance.

Increase in prevailing interest rates would result in a decline in the market value of the Company’s Investment Portfolio.

As of December 31, 2005, the Company’s Investment Portfolio was approximately $4.5 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company’s investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company’s Investment Portfolio, which would in turn reduce the Company’s capital adequacy.

Marking to market the Company’s insured CDS portfolio may subject the Company’s reported earnings to extreme volatility.

The Company is required to mark to market certain derivatives, including FSA-insured CDS considered derivatives, under United States generally accepted accounting principles (“GAAP”). As a result of such treatment, and given the large principal balance of FSA’s insured CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in recognition by the Company of material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. In addition, any previously reported mark to market gains in respect of FSA’s insured portfolio would be expected to be reversed through the recognition of losses over the remaining terms of the insured risks. At December 31, 2005, the inception-to-date net gain on the Company’s insured CDS portfolio was $57.7 million. While management believes that reported mark to market gains or losses on insured CDS generally do not represent true economic gains or losses, certain constituents, including capital market participants, may rely upon reported GAAP results. As a result, the Company's access to capital markets might be impaired if its reporting earnings were considered unusually volatile. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Earnings and Adjusted Book Value.”

Change in industry accounting practices could impair the Company’s reported financial results and impede its ability to do business.

The SEC staff and the Financial Accounting Standards Board (the “FASB”) are evaluating various accounting standards applicable to financial guaranty insurers under GAAP, including accounting for claims liability recognition, premium recognition and amortization of deferred policy acquisition costs. The Company and its industry peers will be required to implement any changes to GAAP reporting requirements adopted by the SEC or the FASB. Any such changes may have an adverse effect on the

Company’s reported financial results. In addition, accounting changes may impact reported profitability of new business originations or their impact upon reported earnings during the terms of outstanding risks (so-called “earnings volatility”) and, as such, may influence the types and/or volume of business that management may chose to pursue.

Change in applicable law could impede the Company’s ability to do business.

The Company’s businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law, the U.S. Bank Holding Company Act, tax law and legal precedents affecting municipal and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Future legislative, regulatory or judicial changes in the U.S. or abroad could adversely affect the Company’s business by, among other things, placing limits on the Company’s ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject, or creating restrictions that make the Company’s products less attractive to potential buyers. For additional information regarding the regulations to which the Company is subject, see “Item 1. Business—Insurance Regulatory Matters” and “—U.S. Bank Holding Company Act.”

Change in management personnel or share ownership may have an adverse effect on the Company’s business.

The Company’s senior management plays an active role in its underwriting and business decisions. In addition, FSA and Dexia have worked together on numerous new business opportunities, and such close cooperation may diminish were Dexia no longer an owner of the Company. Accordingly, a change in management or share ownership may have an adverse effect upon the Company’s business.

Rating agency action may impede growth in the Company’s FP business.

Moody’s is in the process of evaluating the conduct of non-core business activities by financial guaranty insurers. The Company’s FP Segment represents a growing and profitable segment of the Company’s operations. Any action by Moody’s or another securities rating agency to impede such business would have an adverse effect upon the Company.

Losses may result from the ineffectiveness of hedges or unanticipated timing of withdrawals of funds in the Company’s FP Segment.

The Company hedges interest-rate risks in its FP Segment by investing in floating-rate instruments and issuing floating-rate liabilities, or by employing derivative products to obtain the same economic result. Judgments are made in this process regarding the expected timing of withdrawals of funds under GICs and other financial products. The Company may be exposed to unexpected losses if its hedging strategy proves ineffective or its judgments prove inaccurate.

The Company’s ability to make debt service payments on its outstanding debt is subject to its insurance company operations.

Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, the Company’s financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA. FSA’s ability to declare and pay dividends to the Company depends, among other factors, upon FSA’s financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA’s statutory statements for 2005, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2005 is approximately $153.8 million.

Downgrade or default of one or more of the Company’s reinsurers could reduce the Company’s capital adequacy and return on equity.

As of December 31, 2005, the Company had reinsured approximately 26% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow “credit” for reinsurance, based on the reinsurers’ ratings. In recent years, a number of the Company’s reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. By itself, a downgrade of all reinsurers to Double-A would not impair the Company’s Triple-A ratings. However, it would reduce the “margin of safety” by which the Company would survive a theoretical catastrophic depression, and a more significant downgrade of the reinsurers could impair the Company’s Triple-A ratings. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to meet capital adequacy requirements. The rating agencies’ reduction in credit for reinsurance could also ultimately reduce the Company’s return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not increased to compensate for such reduction. For further information regarding the Company’s use of reinsurance, see “Item 1. Business—Reinsurance.”

The Company’s international operations expose it to less predictable credit and legal risks.

The Company pursues opportunities in international markets and currently operates in various countries in Europe, the Pacific Rim and Latin America. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company’s ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

Item 1B.               Unresolved Staff Comments.

Item 1B is not applicable to the Company, because the Company is not an accelerated filer or large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. For a discussion of SEC staff comments, see “Item 1. Business—Investments—Investments Insured by the Company.”

Item 2.                        Properties.

The principal executive offices of the Company and FSA are located at 31 West 52nd Street, New York, New York, 10019, and consist of approximately 110,000 square feet of office space.

FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Mexico City (Mexico), Paris (France), Singapore, Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any material real property.

The Company’s telephone number at its principal executive offices is (212) 826-0100.

Item 3.                        Legal Proceedings.

In the ordinary course of business, the Company and certain subsidiaries are parties to litigation. The Company is not subject to any material pending legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On February 16, 2006, the Company’s shareholders executed a Written Consent of Shareholders under which they unanimously approved amendments to the Company’s 2004 Equity Participation Plan.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

On July 5, 2000, the Company completed a merger in which the Company became an indirect wholly owned subsidiary of Dexia, a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. See “Item 1. Business—Organization.” As a consequence of the merger, there is no longer an established public trading market for the Company’s common stock, and bid quotations are not reported or otherwise available.

As of March 15, 2006, the only holders of the Company’s common stock were Dexia Holdings, an affiliate of White Mountains (a major shareholder of the Company prior to the merger), and seven directors of the Company who own shares of the Company’s common stock or economic interests therein as described in “Item 11. Executive Compensation—Director Share Purchase Program.”  Dexia is required to repurchase the shares of the Company held by White Mountain’s affiliate in May 2006.

The Company paid a dividend on its common stock of $0.17625 per share for each of the first two quarters of 2002, totaling $11.7 million in aggregate for 2002. During the third quarter of 2002, the Company determined that it would suspend payment of dividends. The Company resumed payment of regular quarterly dividends in May 2004, paying $22.9 million in aggregate for 2004 and $71.1 million in aggregate for 2005. In February 2006, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $0.97 per share, totaling $32.5 million in aggregate, to be paid on or before March 30, 2006. Information concerning restrictions on the payment of dividends is set forth in “Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions.”

Information about securities authorized for issuance under the Company’s equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Available Under Equity Compensation Plans.”

Item 6.   Selected Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written	$833.8	$832.0	$895.8	$803.7	$485.6
Net premiums written	577.7	587.8	614.3	532.7	319.6
Net premiums earned	404.1	395.0	356.4	314.9	231.0
Net investment income	200.8	172.1	154.0	139.1	128.9
Net income	326.1	378.6	298.1	197.0	205.7
BALANCE SHEET DATA(a)
Investment portfolio(b)	18,621.1	13,836.8	9,493.2	5,037.4	3,214.1
Total assets(b)	22,001.6	17,081.0	12,407.6	7,045.8	4,309.9
Deferred premium revenue	2,375.1	2,095.4	1,845.0	1,448.2	1,095.0
Losses and loss adjustment expense	205.7	179.9	233.4	223.6	114.4
Notes payable	430.0	430.0	430.0	430.0	330.0
GIC and VIE debt(b)	14,947.1	10,444.1	6,639.4	2,409.9	601.8
Common shareholders’ equity	2,822.9	2,611.3	2,219.2	1,919.4	1,633.8
ADDITIONAL DATA
Qualified statutory capital(c)	2,417.5	2,280.9	2,104.3	1,876.1	1,593.6
Total claims-paying resources(d)	5,675.8	5,230.6	4,657.7	3,819.1	3,217.3
Net par outstanding	337,483.0	317,742.6	289,200.2	263,010.5	217,110.8
Net insurance in force (principal + interest)	480,184.5	444,511.5	403,019.4	364,908.5	300,637.1
Total dividends	71.1	22.9	—	11.7	31.1

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Management’s principal business objective is to grow the intrinsic value of the Company over the long term. To this end, it seeks to accumulate an insured portfolio of conservatively underwritten municipal and asset-backed obligations and attractively priced guaranteed investment contracts (“GICs”), in order to produce a reliable, predictable earnings stream. Strategically, the Company seeks to maintain balanced capabilities across domestic and international municipal and asset-backed markets in order to allow the flexibility to pursue the most attractive opportunities available at any point in the business cycle. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

Comparing 2005 GAAP results with those of 2004, the Company’s total revenues decreased 14.5% to $981.2 million, and net income decreased 13.9% to $326.1 million. Gross premiums written increased 0.2% to $833.8 million. Shareholders’ equity increased 8.1% to $2.8 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Premiums written, net of reinsurance	$577.7	$587.8	$614.3
Premiums earned, net of reinsurance	404.1	395.0	356.4
Net premiums earned excluding refundings and prepayments	349.8	350.6	324.9

Net premiums earned increased 2.3% in 2005 and 10.8% in 2004. Excluding the effects of refundings and prepayments, net premiums earned decreased 0.2% in 2005 and increased 7.9% in 2004. Refundings and prepayments result from interest-rate movements and other factors outside the Company’s control, and no assurance can be given that refundings and prepayments will continue at the recent level. The recent slower growth rate in earned premiums is a function of the relatively higher contribution from U.S. municipal originations, which generally have longer maturities and therefore  slower earnings, and a decline in asset-backed earned premiums.

New Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by Financial Security Assurance Inc. and its subsidiaries (“FSA”) and the present value of net interest margin (“PV NIM”) originated by the Company’s financial products (“FP”) business (the “FP Segment”). The Company generated PV originations of $1,014.0 million in 2005, $927.2 million in 2004 and $894.6 million in 2003. Management believes that by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

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

PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its insurance investment portfolio for the previous three years. This rate serves as a proxy for the return that could be achieved if the premiums had been received upfront. The estimated installment premium receipts are determined based on each installment policy’s projected par balances outstanding multiplied by its premium rate. The Company’s Transaction Oversight Groups estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 5.30% for 2005 originations, 5.62% for 2004 originations and 5.91% for 2003 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Gross premiums written	$833.8	$832.0	$895.8
Gross installment premiums received	(348.6)	(332.4)	(345.2)
Gross upfront premiums originated	485.2	499.6	550.6
PV estimated installment premiums originated	436.2	353.9	299.9
PV premiums originated	$921.4	$853.5	$850.5

Financial Guaranty Insurance Originations

Unless otherwise noted, percentage changes in this discussion and analysis compare the period named with the comparable period of the prior year.

The tables below show the PV premiums originated and gross par amount insured by FSA in its three major business sectors for transactions closed in the period.

U.S. Municipal New Originations

	Year Ended December 31,
	2005	2004	2003
Gross par insured (in billions)	$64.8	$49.0	$54.9
Gross PV premiums originated (in millions)	484.5	433.5	483.1

Driven by steady new-money issuance and high levels of refundings, the U.S. municipal new-issue market reached approximately $408.4 billion in 2005, on a sale-date basis, a 13.4% increase from $360.1 billion in 2004 and a 6.4% increase from the record level of $383.7 billion in 2003. Insurance penetration was approximately 56%, compared with 54% in 2004 and 50% in 2003. In all three years, low interest rates, strong demand for refundings and continuing needs for infrastructure investment drove high levels of municipal borrowing. Of the insured par amount of municipal bonds sold each year, FSA guaranteed approximately 26% in 2005, 24% in 2004 and 27% in 2003.

Including both primary and secondary U.S. municipal obligations with closing dates in 2005, FSA’s U.S. municipal par originated increased 32.3%, and the related PV premiums originated increased 11.8%. In 2005, the mix of business shifted toward a greater volume of general obligations, including school bonds, and other tax-backed transactions that tend to have lower absolute premiums than revenue bonds because of their lower risk. In 2004, FSA’s U.S. municipal par originated declined 10.7%, and the related PV premiums originated declined 10.3%. FSA increased its PV premiums originated in the health care revenue and general obligation sectors during 2004, but those increases were offset by declines in the non-general obligation tax-supported sector and various revenue-backed sectors.

U.S. Asset-Backed New Originations

	Year Ended December 31,
	2005	2004	2003
Gross par insured (in billions)	$24.5	$48.6	$15.6
Gross PV premiums originated (in millions)	195.4	234.2	177.6

The Company’s U.S. asset-backed gross par insured decreased 49.7% in 2005 and rose 211% in 2004. The Company’s associated PV premiums originated decreased 16.6% in 2005 and rose 31.9% in 2004. In 2005, PV premiums originated declined less than par originated due to a shift toward longer duration transactions in the mix of business. Declines in PV premiums from high-premium net interest margin mortgage-backed transactions, which are generally designed to securitize excess cash flow generated by an issuer’s residential mortgage loan securitizations, and other residential mortgage transactions represented most of the decrease in PV premiums originated. Consumer finance and CDO PV premiums originated increased. In 2004, PV premiums originated did not grow as much as par insured because most of the growth in par volume came from pooled corporate and residential mortgage transactions of Triple-A underlying credit quality. Such high-quality transactions tend to have relatively low premium rates but tend to achieve good returns on equity.

International New Originations

	Year Ended December 31,
	2005	2004	2003
Gross par insured (in billions)	$14.1	$10.2	$10.3
Gross PV premiums originated (in millions)	241.5	185.8	189.8

Full-year international par insured for 2005 increased 37.9% and international PV premium originations increased 30.0%. In 2005, public infrastructure provided the greatest share of PV premiums, as tight spreads constrained the international asset-backed business. Full-year international par insured for 2004 approximated that of the prior year, and international PV premium originations decreased 2.1%. PV premiums for international originations are translated into U.S. dollars using month-end currency exchange rates. Actual premiums received could differ from this amount due to exchange-rate fluctuations.

Financial Products Originations

The FP Segment, in which the Company conducts business through affiliates (the “GIC Affiliates”), produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, the PV NIM originated is expected to be earned and collected in future periods.

GICs are issued at or converted into LIBOR-based floating-rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the current-year investment revenue and borrowing cost is the FP NIM.

The non-GAAP measure PV NIM represents the difference between the present value of estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of the expected results of derivatives used to hedge interest-rate risk. The Company’s future positive interest-rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

Net interest income and net interest expense are reflected in the statements of operations and comprehensive income but are limited to current-year earnings. As GIC contracts extend beyond the current period, management considers the non-GAAP measure PV NIM to be a useful indicator of future

FP NIM to be earned and includes it in the non-GAAP measure adjusted book value (“ABV”) as an element of intrinsic value that is not found in GAAP book value.

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

PV outstanding is the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV.

Financial Products PV NIM Originated

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Gross present value of future net interest margin originated	$92.6	$73.7	$44.1

PV NIM originated increased 25.6% in 2005 as the book of business increased. Throughout 2005, the Company generally took a cautious approach to asset acquisitions because of the narrow spread environment, although it did find some long-dated purchasing opportunities. The growth in the book of business is largely a function of increased GIC issuance activity in both municipal and structured GICs. In 2004, PV NIM originated increased 67.1%.

Operating Earnings and Adjusted Book Value

In addition to evaluating the Company’s GAAP financial information, management evaluates the Company’s business under certain non-GAAP performance measures that management refers to as operating earnings and ABV. Management uses these two metrics to measure the Company’s performance and to calculate long-term incentive compensation and the annual bonus pool. Management refers to this information in its presentations with rating agencies and the Board of Directors. While these metrics are not substitutes for reported results under GAAP, management regards operating earnings and ABV as meaningful indicators of operational performance that supplement the information available from GAAP measures. While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings are an important additional measure for providing a more complete understanding of the Company’s results of operations.

The Company defines operating earnings as net income before the effects of fair-value adjustments for two items:

1.                Interest-rate derivatives that are intended to hedge fixed-rate assets and liabilities but do not meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) (“economic interest-rate hedges”); and

2.                FSA-insured credit default swaps (“CDS”) that have investment-grade underlying credit quality and that must be marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to economic interest-rate hedges arise in both the financial guaranty and financial products business segments, caused primarily by the one-sided mark-to-

market derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for “hedge-accounting treatment” under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest-rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest cash flow. Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-market value of open futures positions is added back to operating earnings.

CDS contracts are generally non-cancelable prior to maturity, and the Company views insured CDS risks as comparable to other insured risks. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured party for economic losses (in excess of some agreed-upon deductible) related to debt obligations of specified obligors, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In the event a CDS were to migrate below investment grade, the fair-value impact would be fully reflected in operating earnings.

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

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, in reversing the unrealized gains and losses that result from application of SFAS 133 to derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest-rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation presents the economic substance of its FP Segment and the business of FSA Global Funding Limited (“FSA Global”), a variable interest entity (“VIE”) whose results are consolidated with those of the Company, the presentation understates GAAP earnings volatility.

Operating earnings also do not reflect earnings variability related to CDS fair-value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A (defined as credit quality based on loss protection greater than 1.3 times the Triple-A standard), and the Company does not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will sum to zero over the finite terms of the exposures, which are typically five to ten years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s change in fair-value results, should not influence a measure of the Company’s operating performance and therefore excludes CDS fair-value adjustments from operating earnings.

Operating earnings increased 3.1% in 2005 and 22.8% in 2004.

The following table reconciles net income to non-GAAP operating earnings for the years addressed:

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net income	$326.1	$378.6	$298.1
Less fair-value adjustments for economic interest-rate hedges, net of taxes(1)	(15.0)	17.1	9.3
Less fair-value adjustments for insured CDS, net of taxes	7.2	37.7	23.4
Operating earnings	$333.9	$323.8	$265.4

(1)          See following table for a more detailed presentation of fair-value adjustments for economic interest-rate hedges.

Fair-Value Adjustments for Economic Interest-Rate Hedges

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Fair-value adjustment for economic interest-rate hedges—FP Segment	$(24.7)	$(6.4)	$2.0
Fair-value adjustment for economic interest-rate hedges—VIEs	5.7	112.9	42.5
VIE minority interest	(4.1)	(80.2)	(30.2)
Tax effect	8.1	(9.2)	(5.0)
Total fair-value adjustments for economic interest-rate hedges	$(15.0)	$17.1	$9.3

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

6.                elimination of the fair-value adjustments for economic interest-rate hedges; and

7.                elimination of unrealized gains or losses on investments.

Management considers ABV an operating measure of the Company’s intrinsic value. Book value reflects an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable and represent a claim to future cash flows. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the ABV growth rate.

The limitations of the ABV metric are that it reflects the accelerated realization of certain assets and liabilities through equity and relies on an estimate of the amount and timing of the receipt of installment premiums and future net interest margin. Actual installment premium receipts could vary from the amount estimated due to differences between actual and estimated insured debt balances outstanding. Actual net interest margin results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments of investment-grade insured CDS and the fair-value adjustments of derivatives that hedge interest-rate risk but do not qualify for hedge accounting under SFAS 133.

Adjustments 1, 2 and 3 above represent the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Adjustments 1 and 2 in the calculation of ABV together represent unearned premiums that have been collected and the Company’s best estimate of the present value of its future premium revenues (comprising current- and prior-period originations that have not yet been earned). Debt schedules related to installment transactions change from time to time. Critical assumptions underlying adjustment 2 are discussed above under “New Business Production—Financial Guaranty Insurance Originations.”

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM originated (adjustment 3) because net interest income and net interest expense reflected in the statements of operations and comprehensive income are limited to current-year earnings. The Company’s future positive interest-rate spread from outstanding GIC business can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in GAAP book value.

Adjustment 4 reflects the realization in equity of deferred costs associated with the origination of premiums.

Through adjustments 5 and 6, the effect of certain items that are excluded from operating earnings are also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest-rate risk of fixed-rate assets and liabilities held in the FP Segment and FSA Global portfolios, although they do not meet SFAS 133 hedge-accounting requirements. The Company uses such derivatives to hedge against interest-rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed-rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity was $2.8 billion and non-GAAP ABV was $3.9 billion at December 31, 2005. During 2005, ABV grew 14.0%.

The following table reconciles book value to non-GAAP ABV for the years presented:

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of December 31,
	2005	2004
	(in millions)
Shareholders’ equity (book value)	$2,822.9	$2,611.3
After-tax adjustments:
Plus net unearned premium revenues	981.4	868.6
Plus present value of net future installment premiums and PV NIM	556.0	497.3
Less net deferred acquisition costs	217.8	200.3
Less fair-value adjustments for insured CDS	37.4	31.4
Less fair-value of economic interest-rate hedges	20.8	36.1
Less unrealized gains on investments	156.2	199.8
Adjusted book value	$3,928.1	$3,509.6

Net Investment Income and Realized Gains

Net investment income increased 16.7% in 2005 and 11.7% in 2004, primarily due to higher invested balances arising from new business writings and dividend income from the Company’s equity investment in XL Financial Assurance Ltd (“XLFA”).

Income from Investments

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net investment income	$200.8	$172.1	$154.0
Net realized gains (losses)	8.3	(0.5)	5.1
Effective tax rate on investment income excluding effects of realized gains and losses and variable interest entities	13.3%	9.2%	9.2%

Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

The provision for losses and loss adjustment expenses was $25.4 million in 2005, $20.6 million in 2004 and  $34.5 million in 2003. Activity in the liability for losses and loss adjustment expenses, which consists of case and non-specific reserves, is summarized as follows:

	Case Reserve Activity for the Year Ended December 31,
	2005	2004	2003
	(in millions)
Gross balance at January 1	$80.6	$121.9	$134.0
Less reinsurance recoverable	35.4	59.2	76.0
Net balance at January 1	45.2	62.7	58.0
Transfer from non-specific reserve	10.3	30.7	12.7
Restructured transactions	—	(13.9)	(2.2)
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(2.0)	(34.3)	(5.8)
Total paid	(2.0)	(34.3)	(5.8)
Net balance at December 31	53.5	45.2	62.7
Plus reinsurance recoverable	36.3	35.4	59.2
Gross balance at December 31	$89.8	$80.6	$121.9

	Non-Specific Reserve Activity for the Year Ended December 31,
	2005	2004	2003
	(in millions)
Balance at January 1	$99.3	$111.5	$89.7
Provision for losses
Current year	20.4	20.4	22.4
Prior year	5.0	0.2	12.1
Transfers to case reserves	(10.3)	(30.7)	(12.7)
Restructured transactions	1.5	(2.1)	—
Balance at December 31	115.9	99.3	111.5
Total case and non-specific reserves	$205.7	$179.9	$233.4

The gross and net par amounts outstanding on transactions with case reserves were $612.7 million and $519.5 million, respectively, at December 31, 2005. Net case reserves consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 94% of the total net case reserve. The remaining 11 exposures were in various sectors.

Case and non-specific reserves for losses and loss adjustment expenses are discounted when established using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established.

During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on the reserve for in-force business. Case reserves increased $8.3 million, primarily due to deterioration of specific CDO risks. See Note 16 to the Consolidated Financial Statements in Item 8.

During 2004, the Company charged $20.6 million to loss expense, consisting of $20.4 million for originations of new business, $4.6 million for accretion related to prior-year reserves and $3.2 million related to reassumptions of previously ceded business, partially offset by reserve releases, which were primarily related to favorable experience in the CDO portfolio. The non-specific reserve decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to case reserves of $30.7 million, partially offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to a large, voluntarily accelerated transaction that had a $34.3 million payment and to reclassifications of $13.9 million from reserves to asset valuation accounts for refinanced transactions, partially offset by transfers from the non-specific reserve of $30.7 million. See Note 22 to the Consolidated Financial Statements in Item 8.

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s revised estimate of loss, actual loss experience, its mix of business and economic conditions.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves:

	As of December 31,
	2005	2004
Case reserve discount rate	3.13%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	1.8	2.0

The primary estimates affecting the statistical calculation are probability of default and severity of loss given default. The Company applies its experience factor to the statistical calculation to reflect actual loss experience in terms of both frequency and severity. Historically, defaults on guaranteed obligations have been infrequent, but the size of resulting claims have varied widely due to both the differing sizes of the obligations guaranteed and the significant variability of the severity experienced. Severity represents the magnitude of loss, which is calculated as claims paid minus total recoveries, expressed as a percentage of par guaranteed. Recoveries include salvage value of assets and amounts due from reinsurers. Actual claim frequency and severity experience may evolve over time, affected by many factors, including changes in the insured portfolio’s distribution across sectors and underlying ratings, as well as changes in the economy and the political environment. The Company’s loss reserving methodology is designed to reflect these factors. Changes in the sectors and underlying credit quality of the transactions are captured in the formula directly, while changes in the economy and political environment are captured in the experience factor.

Given the broad diversification of FSA’s insured portfolio, management believes that a significant shift in overall portfolio quality is unlikely to occur except in a catastrophic economic environment. It is therefore necessary to look at particular sectors when examining the sensitivity of the insured portfolio to changes in underlying loss assumptions. Management believes that different analyses are required for the two broad sectors of the insured portfolio, asset-backed obligations and municipal credits.

Asset-backed obligations insured by FSA are secured by pools of assets. While the assets in a given transaction are generally of one type (such as automobile loans, residential mortgage loans, etc.), they are diversified within that asset type. Due to characteristically low default frequency, losses on insured asset-backed transactions have been manageable, in management’s view, despite variability.

Management believes severity is not the primary determinant of possible loss in a portfolio of insured asset-backed obligations. Since introducing a non-specific reserve in 1993, actual aggregate losses have been reasonably consistent with management’s expectation in the majority of asset-backed categories, including insured obligations collateralized by automobile loan or residential mortgage debt of non-prime borrowers. The one exception involved senior bonds issued in 1998 and 1999 in connection with structured CDOs. In such a structure, the bonds insured by FSA are in second-loss positions, meaning that there are uninsured, subordinate bondholders or equity investors who must lose all of their investment outstanding at the time of default or earlier trigger event before the FSA-insured bonds become subject to loss. These transactions were structured to FSA’s requirement that the first-loss position provide FSA an investment-grade level of protection. The underlying assets supporting the insured obligations were pools of corporate bonds individually rated below investment grade. In this structure, multiple credits must fail before claims are triggered. In 2002, credit quality deteriorated across a broad spectrum of the corporate market, which led to projected claims on these transactions and charges to FSA’s statements of operations and comprehensive income, as well as an increase in the Company’s loss experience rate. Yet, even under this unprecedented stress scenario, the severity of the largest single loss was relatively modest.

Accordingly, management considers default frequency the relevant factor driving adverse loss experience in the asset-backed sector and believes that a reasonably possible adverse change in default frequencies would not result in a material adverse adjustment to the non-specific loss reserve.

Current asset-backed case reserves could vary from the current estimate of loss. In particular, the deterministic model used to determine case reserves for CDO transactions utilizes average cumulative default rates produced by a Monte Carlo simulation and applies those defaults to a cash flow model. While CDO exposures are affected by multiple variables, including default rates, collateral recovery rates, changes in interest rate movements and the prepayment speeds of the collateral, management believes default frequency is the key determinant of loss. Holding all other variables constant and assuming only that the CDO’s underlying corporate debt instruments were to default at a higher rate than the Monte Carlo average default rate, actual losses would exceed the current estimate. Applying a higher frequency of default, observed at the 90% confidence level, would result in additional present-value loss of $15 million.

Management believes that a material adverse change to the loss estimate in its municipal risk sectors, excluding the health care category, would not occur under any reasonably possible scenario. While the Company has not experienced a loss in the health care sector, the potential severity of health care losses is comparatively high. Hospital facilities are single-purpose assets and a failing health care issuer is likely to be liquidated or acquired. If there is collateral associated with a health care credit, it is generally in the form of a hospital facility, the value of which is primarily driven by the community’s need for that facility. The more hospitals competing in a community, the more fragile the value of the hospital collateral is likely to be in a stress scenario. FSA addresses the severity risk in this sector through internal policies that limit exposure to any single credit.

In a Standard & Poor’s Ratings Services (“S&P”) scenario analysis, S&P assumed 75% loss severity for health care credits, which means that a loss would equal 75% of par insured. If losses of this severity occurred in the lowest rated hospital exposure in FSA’s insured portfolio, the loss would be as much as $35.5 million on a pre-tax basis, net of reinsurance.

A material adverse change from management’s current estimate of loss for municipal transactions with case reserves is considered unlikely because the only such case reserve is set near the full policy amount.

FSA management believes that the liability it carries for losses and loss expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio’s probability of default and its severity of loss and there can be no assurance that the liability for losses will not exceed such estimates.

The sensitivities described above are hypothetical and should be used with caution. The effect of variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one factor may result in, or be accompanied by, changes in another, which might magnify or counteract the sensitivities.

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve in the manner described above, may call their non-specific reserve by a different name, such as, but not limited to “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the Company’s financial statements at this time. See Note 2 to the Consolidated Financial Statements in Item 8.

At December 31, 2005, the reinsurance recoverable on unpaid losses from reinsurers and ceded par outstanding, by S&P rating levels, were as follows:

Reinsurer’s S&P Rating	Reinsurance Recoverable	Ceded Par Outstanding
	(in millions)
AAA	$1.2	$21,394.8
AA	34.8	85,941.9
A	0.3	13,270.8
Total	$36.3	$120,607.5

Impact of Hurricanes

The Company evaluated its insured portfolio to assess the potential impact of Hurricanes Katrina, Rita and Wilma, which occurred in 2005. The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. Together, the non-specific reserve and case reserves represent the Company’s estimate of total loss liability. The Company believes that its total loss liability is adequate given the current information. Generally, when an insured credit deteriorates to a point where unreimbursed claims are expected, a case reserve is established.

As of March 24, 2006, FSA had not received notice of payment default on any exposures related to Hurricanes Katrina, Rita or Wilma. To date, based on the Company’s review of its exposure, 11 credits, with aggregate net par exposure of $215.8 million, have the most significant risk of loss. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. In the case of perpetual obligations, FSA may experience claims, but if the population returns in adequate numbers, reimbursement is likely. Eight of the 11 obligations with significant risk of loss are perpetual.

The Company monitors its exposure to Hurricanes Katrina and Rita in Louisiana and Mississippi and has determined that no case reserve is required. Of the 11 credits with significant risk of loss, the Company has identified two high-priority risks. These risks are perpetual obligations, on which the Company may have to pay claims of up to $44.0 million in a worst-case scenario. However, in these two cases the Company expects that, so long as the population returns in adequate numbers, it would suffer only the lost interest income on any claims paid until the issuer repaid the Company at some point in the future.

In order for a community in Louisiana to restructure and potentially reduce its indebtedness, the Bond Commission, which is headed by the State Treasurer, must authorize such action. The State Treasurer has publicly represented that the Bond Commission will not permit any Louisiana municipality to declare bankruptcy.

Municipalities in Mississippi are not authorized to file for bankruptcy and therefore have no mechanism under law to adjust their payment obligations. Unlike the corporate market, the municipal market has no private or equity source of capital and therefore lacks any means of starting fresh with a clean slate, with debts and liabilities rejected or adjusted in bankruptcy. To file for bankruptcy, or to leave rated indebtedness unpaid in a bankruptcy proceeding, would serve to tarnish the issuer and the region and effectively deny the subject municipality and similar issuers of debt within the state access to capital. Historically, rather than bankruptcy and adjustment of debt, financially distressed municipalities have been subjected to supervision and control by state-created authorities that act both as issuers of debt, secured by a discrete, newly identified revenue stream, and as fiscal monitors.

Both the federal government and the executive and legislative branches of the affected states have considered or are expected to consider proposals or legislation to assist the municipalities and facilitate recovery. An example of such an enactment at the federal level is the Community Disaster Loan Act of 2005, under which the federal government has begun to make loans to affected municipalities.

In addition, FSA’s asset-backed transactions, which are generally backed by pools of geographically diverse assets, show no unusual concentrations in the affected areas.

The loss estimation process involves the exercise of considerable judgment and therefore FSA’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

Other Operating Expenses

Other operating expenses decreased 5.5% in 2005 compared with an increase of 6.5% in 2004. Excluding compensation expenses related to the Company’s deferred compensation and supplemental executive retirement plans, other operating expenses were $91.4 million in 2005, $80.8 million in 2004 and $65.6 million in 2003. The increases in 2005 and 2004 relate primarily to increased personnel costs and increases in premises and equipment expense as a result of the move to the Company’s new headquarters. The Company purchases assets selected by participants in the deferred compensation and supplemental executive retirement plans to economically defease the Company’s liability under these plans. Deferred compensation and supplemental executive retirement plan expenses are recorded in other operating expenses and the related income on the assets is recorded in other income. Such expenses and income therefore have no effect on net income.

Financial Products Net Interest Margin

FP operating NIM, a non-GAAP measure, is defined as the FP Segment net interest margin excluding fair-value adjustments for economic interest-rate hedges. Management uses FP operating NIM as a key performance measure of the Company’s financial products business. FP operating NIM was $40.5 million in 2005, $23.5 million in 2004 and $8.9 million in 2003. The increases in FP operating NIM were related primarily to the increase in the book of GIC business since the FP Segment commenced operations at the end of 2001. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income from financial products and VIEs, plus financial products net realized gains (losses), less net interest expense from financial products and VIEs. Total NIM was negative $11.2 million for 2005, negative $70.7 million for 2004 and negative $37.1 million for 2003, and primarily represents fixed-rate liabilities (which are swapped to a floating-rate obligation) funding floating-rate assets. The differences between Total NIM and FP operating NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and VIE NIM, as discussed further below.

The table below reconciles Total NIM with FP operating NIM.

Reconciliation of Total NIM to Non-GAAP FP Operating NIM

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Total NIM	$(11.2)	$(70.7)	$(37.1)
Realized net interest income from hedges of fixed-rate assets and liabilities included in net realized and unrealized gains (losses) on derivative instruments	27.6	75.6	25.2
Intersegment income related to refinanced transactions	28.2	24.8	24.1
VIE NIM(1)	(4.1)	(4.8)	(3.3)
Intercompany adjustments	—	(1.4)	—
FP operating NIM	$40.5	$23.5	$8.9

(1)          VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

Realized interest income and expense associated with economic interest rate hedges is an element of derivative gains and losses added back to calculate FP operating NIM. Derivatives that qualify for hedge accounting are classified in the consolidated statements of operations and comprehensive income with the underlying item being hedged. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Unrealized derivative gains and losses are excluded from FP operating NIM.

Intersegment income relates primarily to intercompany notes held in the FP bond portfolio. In connection with the Company’s refinancing transactions, FSA obtains funds from the FP operations to fund claim payments, as discussed further in Note 22 to the Consolidated Financial Statements in Item 8, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the FP Segment, with the related net interest income added to FP operating NIM, but is eliminated from the consolidated Total NIM.

VIE NIM and FP NIM are combined on the consolidated statements of operations and comprehensive income. VIE NIM pertains to the net interest margin derived from transactions executed by FSA Global, Canadian Global Funding Corporation (“Canadian Global”) and Premier International Funding Co. (“Premier”). As the VIE NIM is considered part of the financial guaranty segment and not the FP Segment, this NIM component is subtracted to calculate FP NIM. See Note 25 to the Consolidated Financial Statements in Item 8.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments

The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
FP and VIE interest-rate derivatives	$8.6	$181.1	$69.4
FP and VIE foreign currency derivatives	(189.8)	91.3	118.3
Net CDS mark to fair value	11.1	56.4	34.8
Other	(2.4)	0.5	4.9
Net realized and unrealized derivative gains (losses)	$(172.5)	$329.3	$227.4

Credit Default Swaps

FSA’s business includes insurance of CDS referencing diversified pools of obligations. The net par outstanding was $66.6 billion relating to these transactions at December 31, 2005 and $66.0 billion at December 31, 2004. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guaranty contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax income of $11.1 million for 2005, $56.4 million for 2004 and $34.8 million for 2003. The benefits during 2005, 2004 and 2003 resulted primarily from tightening credit spreads in the CDS market. None of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty. Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. The fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded will be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts is 3.2 years. The inception-to-date pre-tax gain on the CDS portfolio was $57.7 million at December 31, 2005 and $46.6 million at December 31, 2004. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

FP and VIE Derivatives

The Company utilizes interest-rate derivatives to hedge against fluctuations in interest rates and foreign currency derivatives to hedge against fluctuations in exchange rates. All gains and losses from changes in the fair-value of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized immediately in the consolidated statements of operations and comprehensive income under the caption net unrealized and realized gains (losses) on derivatives. Hedge accounting is applied to derivatives designated as hedging instruments in a fair-value hedge, provided certain criteria are met.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions, excluding realized gains or losses, was $35.2 million in 2005, $31.6 million in 2004 and $25.3 million in 2003. The 2004 increase was due to refinancings of several insured transactions whereby the Company accelerated claim payments on transactions that had experienced events of default and acquired the obligations or underlying collateral in order to mitigate future claims. The increase in 2005 reflects the impact of a full year of income from transactions that were refinanced at various times during 2004.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.2 million in 2005, a pre-tax loss of $3.3 million in 2004 and pre-tax income of $5.5 million in 2003.

As of December 31, 2004, the Company owned 34.1% of the SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp., and the Company’s interest in SPS had a book value of $49.6 million. As of December 31, 2003, the Company’s interest in SPS had a book value of $46.4 million, of which $7.6 million represented goodwill. In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business. The Company’s equity in earnings from SPS was a pre-tax gain of $1.2 million in 2005, a pre-tax loss of $7.1 million in 2004 and a pre-tax loss of $13.5 million in 2003.

In October 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company’s subsidiary that owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Based on an estimate of the assets retained and liabilities assumed, the Company recorded a $0.4 million loss on the sale of SPS. Under the terms of the agreement, the Company will receive cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. The Company recorded an asset of $12.6 million representing this contingent payment asset. The Company and other prior shareholders indemnified the buyer for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The maximum indemnification obligation for SPS’s operations will not exceed approximately $34.0 million. The Company’s portion of this obligation is 37.4% or $12.7 million. As of December 31, 2005, the Company recorded a $5.1 million liability related to this indemnification representing the expected liability. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed and whether the assets are impaired.

FSA’s 13% investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company carries this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged a pre-tax amount of $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock,” the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company’s  investment in XLFA has been included in equity securities as an available-for-sale security. The fair value of the investment at December 31, 2005 and 2004 was $54.3 million. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from the participating dividend described above to an 8.25% per annum fixed dividend effective January 1, 2006. Such by-law amendment remains subject to XLFA shareholder approval. Pending such approval, a dividend will be declared at this new rate on XLFA’s preferred shares for the first quarter of 2006.

Variable Interest Entities

Asset-backed and, to a lesser extent, municipal transactions insured by FSA may employ VIEs for a variety of purposes. A typical asset-backed transaction, for example, employs a VIE as the purchaser of the securitized assets and as the issuer of the insured obligations. FSA’s participation is typically requested by the sponsor of the VIE or the underwriter, either via a bid process or on a sole-source basis. VIEs are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over VIE issuers of FSA-insured obligations. FSA also bears some of the “risks and rewards” associated with the performance of VIEs’ assets. Specifically, as issuer of the financial guaranty insurance policy insuring a given VIE’s obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA’s underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the VIE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the VIE’s assets typically serving as the source of such premium, thereby providing some of the “rewards” of the VIE’s assets to FSA. VIEs are also employed by FSA in connection with “repackaging” of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA.

The degree of influence exercised by FSA over these VIEs varies from transaction to transaction, as does the degree to which “risks and rewards” associated with asset performance are assumed by FSA. While all transactions insured by FSA are included in the Company’s outstanding exposure, and losses under these obligations are reflected in the Notes to Consolidated Financial Statements, the assets and liabilities of these VIEs, except for refinanced transactions discussed below and in Note 22 to the Consolidated Financial Statements in Item 8, have not been consolidated with those of the Company for financial reporting purposes because the Company is not the primary beneficiary.

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

The Company consolidates FSA Global, Canadian Global and Premier. The Company’s adoption of FIN 46 on July 1, 2003 resulted in a $1.9 billion aggregate increase in total assets and total liabilities. The differences upon consolidation were reflected as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax in 2003. During the third quarter of 2004, the majority of the assets of Canadian Global were liquidated and its liabilities satisfied. There was no income statement effect from consolidating FSA Global and Premier. FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. In each such case, the Company’s GIC liability and GIC asset are eliminated in consolidation. At December 31, 2005, $1,142.1 million was eliminated as a result of such consolidation.

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global or Canadian Global are excluded from the Notes to the Consolidated Financial Statements. In addition, the Company refinances certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. See Note 22 to the Consolidated Financial Statements in Item 8.

Taxes

The Company’s effective tax rates were 27.3% in 2005, 19.0% in 2004 and 22.2% in 2003. The 2005 rate differs from the statutory rate of 35%, primarily due to tax-exempt interest income, minority interest, the Company’s reorganization of Financial Security Assurance International Ltd. (“FSA International”) and its intention to repatriate FSA International’s future earnings. In 2004 and 2003, the rates differed from the statutory rate of 35% primarily due to tax-exempt interest, income from FSA International, and minority interest, with the White Mountains indemnity payment (see below) and the expected repatriation of earnings of FSA International in 2005 also having an effect.

The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, added Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25%, provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provides guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and accordingly accrued a tax liability and expense of $5.3 million at December 31, 2004. This amount approximated the tax effect on FSA International’s tax dividend distribution made in the fourth quarter of 2005.

In December 2005, the Company repatriated earnings from FSA International to avail itself of the reduced effective tax rate of 5.25% (compared with the normal effective tax rate of 35%) applicable to certain earnings and profits of offshore subsidiaries repatriated during the current tax year and invested in the United States pursuant to a qualifying reinvestment plan in accordance with the Act. In connection with such repatriation, the Company recapitalized FSA International in October of 2005 to become a wholly owned subsidiary and declared that it no longer intends to leave future earnings of that subsidiary permanently offshore, with the effect that 2005 and future income from FSA International have become subject to an increased effective U.S. tax rate. The impact on earnings reflects (1) a tax liability of $15.1 million in respect of earnings of FSA International that have previously been recognized for GAAP but not yet for tax and (2) $14.2 million related to 2005 earnings.

Following a change in SPS’s investors in 2002, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. Accordingly, for 2004 and 2003, equity in earnings from SPS was taxed at an effective rate of 7.0%. In the first quarter of 2005, the Company, due to the pending sale of its investment in SPS, eliminated the assumption that accumulated earnings of SPS would be distributed in the form of dividends eligible for a dividend-received deduction. The net effect of this was to reserve for additional taxes of approximately $1.6 million.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains Insurance Group under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2005.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are described in Note 2 to the Consolidated Financial Statements in Item 8. Note 2 to the Consolidated Financial Statements includes a discussion of the financial guaranty accounting project that the FASB staff has undertaken to provide accounting guidance to the financial guaranty industry.

Like other financial guarantors, the Company has received comments from the staff of the Securities and Exchange Commission (“SEC”) regarding its accounting for fixed income investments that are insured by FSA (“FSA-Insured Investments”). The Company cannot predict how the SEC staff will resolve this issue or the resulting effect on the Company’s consolidated financial statements. See “Item 1. Business—Investments Insured by the Company.”

Liquidity and Capital Resources

Liquidity

The Company’s consolidated invested assets at December 31, 2005, net of unsettled security transactions, were $17,372.2 million, compared with the December 31, 2004 balance of $12,227.2 million. These balances include the change in the market value of the Company’s various portfolios, which had an unrealized gain position of $236.2 million at December 31, 2005, compared with an unrealized gain position of $294.5 million at December 31, 2004. These balances exclude (1) the effect of any economic interest-rate derivatives’ hedging and (2) assets in the VIE bond portfolio and assets acquired under refinancing transactions that the Company’s management believes are beyond the reach of the Company and its creditors. Included in these balances are short-term investments of $182.6 million at December 31, 2005 and $119.7 million at December 31, 2004. Cash and cash equivalents were $20.1 million at December 31, 2005 and $14.4 million at December 31, 2004.

The Company includes variable-rate demand notes (“VRDN”) and auction-rate securities (“ARS”), which totalled $867.2 million at December 31, 2005 and $613.7 million at December 31, 2004, in its long-term bond portfolio. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest-rate reset features and are traded in the marketplace through a bidding process. For management purposes, VRDN and ARS are managed as cash equivalents.

Cash flow from operations was $653.0 million in 2005, $552.8 million in 2004 and $589.6 million in 2003. The increase in cash flow from operations in 2005 is attributable primarily to the increase in net interest received from the FP Segment due to the growth in book of business and premiums, partially offset by an increase in operating expenses and taxes paid. The increase in premium receipts was due primarily to increased refunding activity. The increase in taxes paid was due primarily to the repatriation of FSA International earnings.

At December 31, 2005, Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) had cash and investments of $60.2 million available to fund the liquidity needs of its non-insurance operations. Because the majority of the Company’s operations are conducted through FSA, the long-term ability of the Company to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

In its financial guaranty business, premiums and investment income are the Company’s primary sources of funds to pay its operating expenses, insured losses and taxes. In its FP Segment, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the Company’s operations provide sufficient liquidity to pay its obligations. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can liquidate or utilize its investment portfolio as a source of funds in addition to its alternative liquidity arrangements, as discussed further below. The Company’s cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. In addition, payments made in settlement of the Company’s obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. In each of the three years reported, the Company has not drawn on any alternative sources of liquidity to meet its obligations, except that the Company has refinanced certain transactions using funds raised through its GIC Affiliates.

The following is a summary of the Company’s contractual obligations at December 31, 2005:

Contractual Obligations

	Less than 1 Year	1–3 Years	3–5 Years	Greater than 5 years	Total
	(in millions)
Loss reserves(1)	$(1.3)	$55.8	$74.6	$195.2	$324.3
Long-term debt obligations(2)	3,573.0	2,914.1	3,501.4	7,358.8	17,347.3
Operating lease obligations	7.1	16.5	16.3	119.9	159.8
Total	$3,578.8	$2,986.4	$3,592.3	$7,673.9	$17,831.4

(1)          Amounts represent the undiscounted estimated claim payments.

(2)          Amounts include future implied interest accretion on zero-coupon obligations.

At December 31, 2003, FSA Holdings held $152.9 million of surplus notes of FSA. During 2004, FSA repaid $44.0 million of those surplus notes. At December 31, 2005, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York (the “New York Superintendent”). FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

FSA Holdings paid dividends of $71.1 million in 2005 and $22.9 million in 2004. It did not pay dividends in 2003.

On July 31, 2003, FSA Holdings issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, FSA Holdings called for redemption, on November 1, 2003, its 6.95% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.95% Senior QUIDS. The unamortized debt issuance costs of $3.2 million for the 6.95% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.95% Senior QUIDS.

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

FSA’s ability to pay dividends depends, among other things, upon FSA’s financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York (the “New York Insurance Law”), FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA’s statutory statements for 2004, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2005 is approximately $153.8 million. FSA paid dividends of $87.0 million in 2005 and $30.0 million in 2004 and paid none in 2003.

FSA International paid preferred dividends to XL Capital Ltd, its minority interest owner, of $6.9 million in 2005, $7.0 million in 2004 and $3.3 million in 2003.

Additional Capital Resources

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, or pay interest or principal on surplus notes held by, its parent. FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. Insurance policies issued by FSA guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events subject to single-risk limits specified in the New York insurance law. These policy provisions prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA’s liquidity requirements.

Management believes that the Company’s expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, the Company has a number of sources of liquidity available to pay claims on a short- and long-term basis: cash flow from premiums written, FSA’s investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, new borrowings through its GIC Affiliates, liquidity lines of credit with banks and capital market transactions.

FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At

December 31, 2005, there were no borrowings under this arrangement, which expires on April 21, 2006, if not extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,220.0 million at December 31, 2005. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of December 31, 2005.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million for 2005 and $1.3 million for 2004 and was recorded as other operating expense in the Company’s Consolidated Financial Statements. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under FIN 46 because it does not retain the majority of the residual benefits or expected losses.

FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s or AA- by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody’s or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

FSA Asset Management LLC (“FSAM”) has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 8, 2006, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at December 31, 2005. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either S&P or Moody’s, and on neither S&P nor Moody’s having issued a rating to FSA below AA+ or Aa1, respectively.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under the S&P capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies and their assessment of FSA’s capital adequacy.

Capital adequacy is one of the financial strength measures under Moody’s financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four metrics of financial strength relating to the insured portfolio’s credit quality, correlation risk, concentration of risk and capital adequacy. Moody’s assesses capital adequacy by comparing FSA’s claims-paying resources to a Moody’s-derived probability of potential credit losses. Moody’s loss distribution reflects FSA’s current distribution of risk by sector (municipal and asset-backed), the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA’s reinsurers and the term to maturity of FSA’s insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA’s claims-paying resources.

Capital Expenditures

The Company incurred approximately $27.9 million in capital expenditures, net of lease incentives, through 2005 for leasehold improvements, furniture and fixtures related to its new corporate headquarters. The Company has and expects to continue to fund these capital expenditures out of cash flows from operations. For additional information, see “Item 2. Properties.”

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments caused by interest rate, foreign exchange rate or equity price movements. The Company has exposure to market risk in (1)  the Investment Portfolio, (2) the FP Segment, which is driven by interest-rate spreads, and (3) its portfolio of insured CDS.

Investment Portfolio

Over 98% of the Company’s Investment Portfolio was invested in fixed-income securities at December 31, 2005. Changes in interest rates affect the value of the Company’s fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases.

Management’s primary objective in managing the Company’s Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that apply discount factors to investments based on their ratings. The Company bases its investment strategies on many factors, including the Company’s tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers execute fixed-income investments on behalf of the Company. Management, with the approval of the Board of Directors, establishes guidelines for investment decisions.

Sensitivity of the Company’s Investment Portfolio to interest-rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2005, this hypothetical increase in interest rates of 1.0% across the entire yield curve would result in an estimated after-tax decrease of $130.2 million in the fair value of the Company’s fixed-income portfolio, which would be recorded in other comprehensive income. Similarly, a hypothetical increase in interest rates of 1.0% would result in an estimated after-tax decrease of $11.3 million in the fair value of certain assets acquired under refinancing transactions, offset by an after-tax gain of $11.9 million on derivatives used to economically hedge the portfolio of assets acquired under refinancing transactions.

The Company’s Investment Portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds and mortgage-backed, asset-backed, corporate and foreign securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%. Tax-exempt securities are subjected to a change in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest-rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The simulation for tax-exempts calculates duration by taking into account the applicable call date if the bond is at a premium or the maturity date if the bond is at a discount.

Financial Products and Variable Interest Entities

FSAM manages the investments in the FP Investment Portfolio. The primary objectives in managing the FP Investment Portfolio are to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns.

The assets and liabilities in the FP Segment are hedged using interest-rate swaps or futures. A hypothetical increase in interest rates of 1% would result in an after-tax unrealized loss, which would be recorded in other comprehensive income, of $95.0 million to the asset portfolio, partially offset by a gain, which would be recorded in current income, of $80.3 million on derivatives used to economically hedge the asset portfolio. The same hypothetical increase in interest rates would result in a loss of $208.1 million on derivatives used to economically hedge the liability portfolio. This loss would be recorded in current income. The hypothetical increase in interest rates would result in a gain of $223.5 million in the liability portfolio. Changes in the fair value of the liability portfolio are not recorded in the financial statements. Since such asset and liability positions generally do not currently qualify for hedge accounting, a 1% increase in interest rates would result in lower reported net income of $127.8 million due to the net derivatives loss that would result from such an interest-rate decrease. Since the Company does not expect to trade these investments prior to maturity absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to cash flows under the above scenario.

The FP Investment Portfolio consists primarily of U.S. dollar-denominated asset-backed securities, U.S. agency and government securities and mortgage-backed securities. FSAM generally converts the interest rates of all fixed-rate assets and liabilities to floating rates using hedging instruments. As interest rates change, and assuming an economically effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments. To the extent the Company does not qualify for hedge accounting, such economic offsets cannot be presented in the financial statements, resulting in greater reported volatility arising from changes in interest rates.

FSA-insured GICs subject the Company to risk associated with unexpected timing of withdrawal of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly when the underlying bond issuance suffers a debt service shortfall. Construction fund GICs may experience withdrawal deviation when the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s or AA- by S&P unless the GIC provider posts collateral or otherwise enhances its credit. Most FSA-insured GICs further provide that in the event of an additional downgrade, generally below A- by S&P or A3 by Moody’s, GIC funds may be withdrawn irrespective of whether the GIC provider posts collateral or otherwise enhances its credit.

FSAM also monitors the investments in the VIE Portfolio, which are generally held until maturity. The VIE fixed-rate portfolio is economically hedged against changes in interest rates largely through the use of interest-rate swap contracts, which convert fixed rates to floating rates.

FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third-party liquidity). This matched funded structure is designed to minimize the market risks borne by FSA Global and FSA. FSA Global raises funds that are invested with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. FSA Global generally raises funds that are U.S. dollar-denominated or converted into U.S. dollars at LIBOR-based floating borrowing rates and invests them in FSA-insured obligations that:

•       are U.S. dollar denominated or converted into U.S. dollars at LIBOR-based floating rates,

•       mature prior to the maturity of the related FSA Global notes, and

•       pay a higher interest rate than the interest rate on the related FSA Global notes.

The VIE fixed-rate investments and liabilities are economically hedged against changes in interest rates largely through the use of interest-rate swap contracts, which convert fixed rates to floating rates. A hypothetical increase in interest rates of 1% would result in an approximate after-tax loss of $24.8 million on the derivatives used to economically hedge the VIE asset and liability portfolios and would be recorded in current income.

Credit Default Swaps

Financial instruments that may be affected by changes in credit spreads include structured FSA-guaranteed CDS contracts. Such contracts are considered derivative instruments subject to fair-value accounting under SFAS 133. Because the Company generally provides credit protection under such contracts, widening credit spreads will have an adverse mark-to-fair-value effect on the Company’s consolidated statements of operations and comprehensive income while tightening credit spreads will have a positive effect. These contracts require the Company to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed-income obligations), which may be individual obligations or a pool of obligations, subject to a deductible. These deductibles mitigate the risk of loss. If credit spreads of the underlying obligations change, the fair value of the related structured CDS changes. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying referenced obligations and by supply and demand factors that affect the level of credit spreads generally.

The portfolio of CDS contracts consists primarily of synthetic structured credit derivatives guaranteed by the Company and is organized into various categories, which are defined by the underlying assets, credit rating, maturity dates and other terms. Changes in fair value of CDS contracts are generally due to changes in credit spreads. Because the portfolio of FSA-insured CDS is not traded, the Company has developed a series of asset credit-spread algorithms to estimate fair value. These algorithms derive fair value from several publicly available indices, depending on the types of assets referenced by the CDS.

Management does not analyze the market sensitivity of its insured CDS portfolio for purposes other than to quantify the potential exposure to quarterly fair-value gain or loss. Management believes that each of the transactions for which it has provided CDS protection contains significant protections against loss and quarterly changes in credit spreads generally do not imply any fundamental change in future loss potential. Any quantitative fair-value risk information generated by the application of statistical techniques is limited by the methods, assumptions and parameters established in creating the model. The history of relevant asset credit-spread information is relatively short, and the insight gained by using such information to forecast potential future fair-value changes may therefore be limited.

The effect of any change in credit spreads is recognized in current income. Generally, a sensitivity analysis is presented in terms of the effect of a predetermined basis-point change in pricing or credit spreads. However, due to the wide range of pricing of the CDS portfolio, management believes that this type of sensitivity analysis is not the most relevant measure. For example, a hypothetical one basis-point change in fair value would have a significantly greater impact on a CDS contract priced at five basis points than a CDS contract priced at 20 basis points.

The Company has evaluated the sensitivity of the CDS contracts by calculating the effect of percentage changes in pricing. The following table summarizes the estimated after-tax effect of hypothetical changes in fair value of the Company’s portfolio of CDS contracts defined as derivatives. In accordance with SFAS 133, any changes in pricing would be recorded in the statements of operations.

Hypothetical increase in CDS prices:

	Estimated after-tax loss
	2005	2004
	(in millions)
+25%	$56.4	$41.9
+50%	112.7	84.4
+75%	169.1	126.9

Item 8.                        Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets as of December 31, 2005 and 2004	74
Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2005, 2004 and 2003	75
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31,
2005, 2004 and 2003	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	77
Notes to Consolidated Financial Statements	79
Schedule:
II Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of
December 31, 2005 and 2004 and for the Years Ended December 31, 2005, 2004 and 2003	142

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the “Company”) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 25 to the consolidated financial statements, in 2003 the Company changed its method of accounting for its interest in certain variable interest entities.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2006

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
Bonds at fair value (amortized cost of $4,219,344 and $3,863,909)	$4,382,037	$4,116,088
Equity securities at fair value (cost of $54,370 and $54,300)	54,370	54,300
Short-term investments	182,645	119,746
Variable interest entities’ bonds at fair value (amortized cost of $1,155,832 and $1,342,489)	1,155,992	1,346,355
Variable interest entities’ short-term investment portfolio	2,674	1,194
Financial products bond portfolio at fair value (amortized cost of $11,754,330 and $7,882,739)	11,827,824	7,925,072
Financial products bond portfolio pledged as collateral at fair value (amortized cost of $5,908)	—	5,913
Financial products short-term investment portfolio	1,015,509	268,125
Total investment portfolio	18,621,051	13,836,793
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $5,945 and $151,895)	9,145	157,036
Securitized loans	296,965	369,749
Other	161,763	222,423
Total assets acquired in refinancing transactions	467,873	749,208
Total investments	19,088,924	14,586,001
Cash	20,117	14,353
Deferred acquisition costs	335,129	308,015
Prepaid reinsurance premiums	865,192	759,191
Investment in unconsolidated affiliates	—	49,645
Reinsurance recoverable on unpaid losses	36,339	35,419
Other assets	1,655,941	1,328,384
TOTAL ASSETS	$22,001,642	$17,081,008
LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,375,059	$2,095,423
Losses and loss adjustment expense	205,718	179,941
Guaranteed investment contracts and variable interest entities’ debt	14,947,118	10,444,051
Deferred federal income taxes	231,265	249,665
Notes payable	430,000	430,000
Minority interest	—	48,550
Minority interest in variable interest entities	180,406	178,575
Accrued expenses and other liabilities	809,174	843,525
TOTAL LIABILITIES AND MINORITY INTEREST	$19,178,740	14,469,730
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,190	905,080
Accumulated other comprehensive income (net of deferred income taxes of $84,123 and $103,755)	156,229	199,764
Accumulated earnings	1,761,148	1,506,099
Deferred equity compensation	20,177	23,528
Less treasury stock at cost (254,736 and 297,276 shares held)	(20,177)	(23,528)
TOTAL SHAREHOLDERS’ EQUITY	2,822,902	2,611,278
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$22,001,642	$17,081,008

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Net premiums written	$577,694	$587,769	$614,284
Net premiums earned	$404,059	$395,015	$356,373
Net investment income	200,827	172,051	154,048
Net realized gains (losses)	6,392	(473)	5,126
Net interest income from financial products and variable interest entities	487,916	194,675	89,133
Financial products net realized gains (losses)	(7,473)	2,217	10,903
Net realized and unrealized gains (losses) on derivative instruments	(172,475)	329,259	227,449
Income from assets acquired in refinancing transactions	35,190	31,634	25,276
Net realized gains from assets acquired in refinancing transactions	6,508	—	—
Other income	20,291	23,891	29,370
TOTAL REVENUES	981,235	1,148,269	897,678
EXPENSES:
Losses and loss adjustment expenses	25,365	20,599	34,486
Interest expense	26,990	26,993	33,026
Policy acquisition costs	68,340	62,201	58,391
Financial products and variable interest entities’ foreign exchange (gain) loss	(189,785)	91,309	118,269
Net interest expense from financial products and variable interest entities	491,640	267,599	137,103
Other operating expenses	93,614	99,054	92,990
TOTAL EXPENSES	516,164	567,755	474,265
INCOME BEFORE INCOME TAXES, MINORITY INTEREST, EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	465,071	580,514	423,413
Provision for income taxes:
Current	127,479	53,472	74,619
Deferred	(606)	57,084	19,281
Total provision	126,873	110,556	93,900
NET INCOME BEFORE MINORITY INTEREST, EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	338,198	469,958	329,513
Minority interest	(11,224)	(87,408)	(39,817)
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes of $(2,026), $(604) and $1,884	(866)	(3,943)	3,631
Cumulative effect of accounting change, net of income taxes of $2,598	—	—	4,800
NET INCOME	326,108	378,607	298,127
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) arising during period (net of deferred income tax provision (benefit) of $(25,837), $18,698 and $4,887)	(32,012)	36,164	5,064
Less: reclassification adjustment for gains included in net income (net of deferred income tax provision of $6,205, $237 and $1,278)	11,523	1,017	3,758
Other comprehensive income (loss)	(43,535)	35,147	1,306
COMPREHENSIVE INCOME	$282,573	$413,754	$299,433

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Unrealized Gain on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2002	$335	$903,494	$163,311	$852,241	$23,445	$(23,445)	$1,919,381
Net income for the year				298,127			298,127
Net change in accumulated other comprehensive income (net of deferred income tax expense of $3,609)			1,306				1,306
Capital contribution		335					335
BALANCE, December 31, 2003	335	903,829	164,617	1,150,368	23,445	(23,445)	2,219,149
Net income for the year				378,607			378,607
Net change in accumulated other comprehensive income (net of deferred income tax expense of $18,461)			35,147				35,147
Capital contribution		1,251					1,251
Dividends paid on common stock				(22,876)			(22,876)
Deferred equity payout					83	(83)	—
BALANCE, December 31, 2004	335	905,080	199,764	1,506,099	$23,528	(23,528)	2,611,278
Net income for the year				326,108			326,108
Net change in accumulated other comprehensive income (net of deferred income tax (benefit) of $(19,632))			(43,535)				(43,535)
Capital contribution		110					110
Dividends paid on common stock				(71,059)			(71,059)
Deferred equity payout					(3,351)	3,351	—
BALANCE, December 31, 2005	$335	$905,190	$156,229	$1,761,148	$20,177	$(20,177)	$2,822,902

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Premiums received, net	$594,390	$571,696	$591,030
Policy acquisition and other operating expenses paid, net	(167,947)	(141,875)	(105,870)
Recoverable advances recovered (paid)	(362)	7,327	(959)
Losses and loss adjustment expenses paid, net	(1,124)	(42,936)	(5,972)
Net investment income received	204,460	171,915	145,221
Federal income taxes paid	(122,754)	(62,723)	(83,972)
Interest paid on notes	(26,957)	(27,789)	(28,687)
Interest paid on guaranteed investment contracts	(267,910)	(71,392)	(35,739)
Interest received on guaranteed investment contracts portfolio	403,511	113,030	61,069
Variable interest entities’ interest paid	(6,739)	(3,216)	(3,513)
Variable interest entities’ net interest income received	29,310	26,151	10,788
Financial products and variable interest entities’ net derivative payments	(21,016)	(18,848)	(12,564)
Income received from refinanced assets	37,359	28,485	25,617
Other	(1,227)	2,989	33,170
Net cash provided by operating activities	652,994	552,814	589,619
Cash flows from investing activities:
Proceeds from sales and maturities of bonds	1,888,490	1,455,149	1,564,100
Purchases of bonds	(2,217,506)	(1,918,477)	(2,155,796)
Net (increase) decrease in short-term investments	(62,899)	(26,074)	93,653
Proceeds from sales and maturities of financial products bonds	7,057,311	2,577,485	1,222,708
Purchases of financial products bonds	(11,107,956)	(6,197,067)	(3,385,041)
Securities purchased under agreements to resell	(350,000)	175,000	(85,000)
Net (increase) decrease in financial products short-term investments	(747,384)	(39,310)	(224,180)
Purchases of variable interest entities’ bonds	—	—	(16,200)
Maturities of variable interest entities’ bonds	183,150	66,575	—
Net (increase) decrease in variable interest entities’ short-term investments	(1,479)	9,925	13,048
Purchases of property, plant and equipment	(32,973)	(5,427)	(1,202)
Assets acquired in refinancing transactions	—	(378,672)	(53,625)
Paydowns of assets acquired in refinancing transactions	92,514	102,534	51,395
Proceeds from sales of assets acquired in refinancing transactions	182,701	60,953	—
Other investments	46,877	247	30,367
Net cash used for investing activities	(5,069,154)	(4,117,159)	(2,945,773)
Cash flows from financing activities:
Issuance of notes payable	—	—	96,673
Repayment of notes payable	—	—	(100,000)
Distribution to minority shareholder	(55,443)	(6,980)	(3,290)
Dividends paid	(71,059)	(22,876)	—
Securities sold under repurchase agreements	(5,656)	(58,309)	63,965
Proceeds from issuance of guaranteed investment contracts	8,083,276	6,483,881	3,328,487
Repayment of guaranteed investment contracts	(3,545,405)	(2,740,376)	(1,139,173)
Proceeds from issuance of variable interest entities’ debt	206,674	102,139	101,189
Repayment of variable interest entities’ debt	(189,230)	(190,681)	—
Capital issuance costs	(1,343)	(1,260)	(3,605)
Capital contribution	110	—	—
Repayment of variable interest entities’ preferred stock	—	(6,300)	—
Net cash provided by financing activities	4,421,924	3,559,238	2,344,246
Net (decrease) increase in cash	5,764	(5,107)	(11,908)
Cash at beginning of year	14,353	19,460	31,368
Cash at end of year	$20,117	$14,353	$19,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Reconciliation of net income to net cash flows from operating activities:
Net income	$326,108	$378,607	$298,127
Increase in accrued investment income	(14,126)	(15,976)	(5,535)
Increase in deferred premium revenue, net of prepaid reinsurance premiums	173,635	169,670	274,010
Increase in deferred acquisition costs	(27,114)	(34,369)	(19,869)
Increase (decrease) in current federal income taxes payable	5,921	7,430	8,696
Increase (decrease) in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	24,856	(29,651)	28,736
Increase (decrease) in amounts withheld for others	—	—	(18)
Provision (benefit) for deferred income taxes	1,330	57,689	23,767
Net realized losses (gains) on investments	(5,427)	(1,744)	(16,029)
Depreciation and accretion of discount	96,907	29,639	29,511
Minority interest and equity in earnings of unconsolidated affiliates	14,116	90,746	34,298
Change in other assets and liabilities	56,788	(99,227)	(66,075)
Cash provided by operating activities	$652,994	$552,814	$589,619

On July 1, 2003, the Company consolidated $1.9 billion in assets and $1.9 billion in liabilities relating to variable interest entities with no corresponding cash movement. The Company received tax benefits of $1.2 million in 2004 and $0.3 million in 2003 from its parent company, which were recorded as capital contributions. There were no such benefits recorded in 2005. See Note 10 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSA Holdings”, or together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on municipal and asset-backed obligations. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). The Company’s underwriting policy is to insure municipal and asset-backed obligations that it determines would be investment-grade quality without the benefit of the Company’s insurance. Municipal obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers’ taxing powers and special revenue bonds and other special obligations of states and local governments that are supported by the issuers’ abilities to impose and collect fees and charges for public services or specific projects. Municipal obligations include obligations backed by the cash flow from leases or other revenues from projects serving a substantial public purpose, including government office buildings, toll roads, healthcare facilities and utilities. Asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis.

The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both municipal and asset-backed obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. The Company’s insured portfolio consists primarily of municipal and asset-backed obligations originated in the United States of America, but the Company has also written and continues to pursue business in Europe and the Asia Pacific region.

The Company issues guaranteed investment contracts (“GICs”) through its consolidated affiliates: FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). FSACM has conducted substantially all of the Company’s GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance. The GIC Affiliates and FSAM are collectively referred to as the “FP Segment.”

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

FSA Global is a special purpose funding vehicle owned 29% by a subsidiary of the Company. FSA Global issues FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view towards realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. The majority of Canadian Global’s assets were liquidated and its liabilities satisfied during the third quarter of 2004. Premier is principally engaged in debt defeasance for lease transactions.

The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. Substantially all of FSA Global’s assets are pledged as collateral to secure the repayment, on a pro rata basis, of FSA Global’s debt.

On July 5, 2000, the Company completed a merger in which Financial Security Assurance Holdings Ltd. (“FSA Holdings”) became a direct subsidiary of Dexia Holdings, Inc. (“Dexia Holdings”), which, in turn, is owned 90% by Dexia Crédit Local S.A. (“Dexia Crédit Local”) and 10% by Dexia S.A. (“Dexia”), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At December 31, 2005, Dexia Holdings owned approximately 99% of the Company’s outstanding shares; the only other holders of the Company’s common stock were an affiliate of White Mountains Insurance Group, Ltd. (“White Mountains”) and certain directors of the Company who owned shares of the Company’s common stock or economic interests therein under the Director Share Purchase Program (see Note 10).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 5). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the Company’s consolidated balance sheets at December 31, 2005 and 2004, the reported amounts of revenues and expenses in the statements of operations and comprehensive income during the years ended December 31, 2005, 2004 and 2003 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

Basis of Presentation

The Consolidated Financial Statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, principally including FSA, FSA Insurance Company, Financial Security Assurance International Ltd. (“FSA International”), Financial Security Assurance (U.K.) Limited, the GIC Affiliates, FSAM, FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited and FSA Services (Japan) Inc. (collectively, the “Subsidiaries”). The Consolidated Financial Statements also include the accounts of certain VIEs as described in Note 1. All intercompany accounts and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the current-year presentation.

Investments

Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on investments that are not hedged or are economically hedged but do not qualify for hedge accounting  is reflected as a separate component of shareholders’ equity, net of applicable deferred income taxes. The unrealized gain or loss attributable to the hedged risk on investments that qualify as fair-value hedges is recorded in income currently.

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

Variable-rate demand notes (“VRDN”) and auction-rate securities (“ARS”) are included in bonds and financial products bond portfolio at fair value. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest-rate reset features and are traded in the marketplace through a bidding process. The cash flows related to these securities are presented on a gross basis in the consolidated statements of cash flows. Mortgage loans are carried at the lower of cost or market on an aggregate basis. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss.

Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 18). The Company records its share of unrealized gains or losses of unconsolidated affiliates, net of applicable deferred taxes, in other comprehensive income.

Derivatives

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure of the Company’s GIC and VIE debt, GIC bond portfolio and VIE bond portfolio. The derivatives are recorded at fair value. These derivatives generally include interest-rate futures and interest rate and currency swap agreements, which are primarily utilized to convert the Company’s fixed-rate obligations on its GIC and VIE debt, GIC bond portfolio and VIE bond portfolio into U.S.-dollar floating-rate obligations. The gains and losses relating to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

The gains and losses related to derivatives designated as fair-value hedges are included in net interest income from financial products and variable interest entities and net interest expense from financial products and variable interest entities, as appropriate, along with the offsetting change in the fair value of the risk being hedged.

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

Premium Revenue Recognition

Gross and ceded premiums received in upfront payouts are earned in proportion to the expiration of the related risk. For upfront premium transactions, premium earnings are greater in the earlier periods when there is a higher amount of exposure outstanding. The amount of risk outstanding is equal to the sum of the par amount of debt insured over the expected period of coverage. Deferred premium revenue and prepaid reinsurance premiums represent the portion of gross and ceded premium, respectively, that is applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized.

For premiums received on an installment basis, the Company earns the premium over each installment period, typically less than one year, throughout the period of coverage. Typically, installment premiums are applicable to insured transactions that involve CDS or special purpose vehicles (“SPVs”) structured to finance pools of assets such as auto loans or mortgage loans. Premiums on such transactions are typically paid in installments because premium is paid from the interest spread available to the SPV (i.e. the difference in interest rate between the yield on its assets and the yield on its liabilities). The nature of the assets financed can have uncertain debt service schedules due to prepayments. When the Company, through its ongoing credit review process, identifies transactions where premiums are paid on an installment basis and certain default triggers have been breached, the Company ceases to earn premiums on such transactions.

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

The financial guaranty industry has emerged over the past thirty-four years. Management believes that existing insurance accounting under Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature, including sections of SFAS 60, Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and Emerging Issues Task Force Issue 85-20, “Recognition of fees for guaranteeing a loan” (“EITF 85-20”).

Company-specific policy

The Company establishes loss liabilities based on its estimate of specific and non-specific losses. The Company also establishes liabilities for loss adjustment expenses (“LAE”), consisting of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

The Company calculates a loss and LAE liability based upon identified risks inherent in its insured portfolio. If an individual policy risk has a probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is established to account for the inherent credit losses that can be statistically estimated.

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

The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimable at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. A case reserve is determined using cash flow or similar models that represent the Company’s estimate of the net present value of the anticipated shortfall between (1) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (2) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted.

The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific and case reserves together represent the Company’s estimate of total reserves. Generally, when an insured credit deteriorates to a point where claims are expected, a case reserve is established. The establishment of a non-specific reserve for credits that have not yet defaulted is a common practice in the financial guaranty industry, although there are differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

The Company establishes a non-specific reserve on its portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be proven statistically by data such as rating agency publications. The establishment of the reserve is a systematic process that considers this quantitative, statistical information obtained primarily from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services

(“S&P”), together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish reserves are evaluated periodically by comparing the statistically computed loss amount with the incurred losses as represented by case reserve activity to develop an experience factor that is updated and applied to current-year originations. The process results in management’s best estimate of inherent losses associated with providing credit protection at each balance sheet date.

The non-specific reserve established considers all levels of protection (e.g., reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the “statistical calculation”). The discount rate does not change and is used to accrete the loss for the life of each policy. The loss factors used for the calculation are the product of default frequency rates obtained from Moody’s and severity factors obtained from S&P. Moody’s is chosen for default frequency rates due to its credibility, large population, statistical format and reliability of future update. The Moody’s default information is applied to all credit sectors or asset classes as described below. In its publication of default rates from 1970-2004, Moody’s tracks bonds over a twenty-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company’s methodology segregates the portfolio into asset classes, including health care transactions, all other municipal transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

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

The present value of loss amounts calculated for the current-year originations is established at inception of the policy, and there is no subsequent change unless significant adverse or favorable loss experience is observed. In the event that the experience factor is either increased or decreased based on adverse or favorable loss experience, an analysis is performed of the non-specific reserve balance with particular emphasis on the asset class, if any, driving the experience factor adjustment. The objective of such analysis is to quantify the appropriate adjustment to the overall non-specific reserve balance for the change in experience. The adjustment that increases or decreases the non-specific reserve is charged or credited to loss expense.

The present value of loss amounts calculated for the current-year originations plus an amount representing the accretion of discount pertaining to prior-year originations are charged to loss expense and increase the non-specific loss reserve after adjustments that may be made to reflect observed favorable or adverse experience. The entire non-specific reserve is available to absorb probable losses inherent in the portfolio. As there are no specific losses provided in the non-specific reserve, there is no identifiable reinsurance recoverable. At the time that a case reserve is identified, the gross loss liability is recognized along with the reinsurance recoverable, if any. The amount of reinsurance recoverable depends on the policy ceded and the reinsurance agreements covering such policy. Management cannot predict the specific policies that will emerge as case-basis losses from the portfolio and is not entitled to recovery from the reinsurer in advance of producing a case reserve.

Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually based on a review of the Company’s inception-to-date cumulative losses divided by the total inception-to-date cumulative net par underwritten. This inception-to-date result is compared with the product of the non-specific reserves divided by the net par outstanding as of the balance sheet date. In the event that such ratios are not in line, then further analysis is performed to quantify appropriate adjustments that may be either charges or benefits on the consolidated statements of operations and comprehensive income, as occurred in 2003, 2004 and 2005.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	As of December 31,
	2005	2004
Case reserve discount rate	3.13%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	1.8	2.0

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

As a result, the Company also analogizes to SFAS 5, which requires the establishment of liabilities when a loss is both probable and reasonably estimable. The Company also relies by analogy on EITF 85-20, which provides general guidance on the recognition of losses related to guaranteeing a loan. In the absence of a comprehensive accounting model provided by SFAS 60, industry participants, including the Company, have looked to such other guidance referred to above to develop their accounting policies for the establishment and measurement of loss liabilities. The Company believes that its financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that a portfolio of credit-based insurance, comprising irrevocable contracts that cannot be unilaterally changed by the insurer and that match the maturity terms of the underlying insured obligation, contains probable and reasonably estimable losses.

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with financial guaranty industry participants, differences in loss recognition practices among those participants. Based on discussions with the SEC staff, the Company understands that the Financial Accounting Standards Board (“FASB”) staff is considering additional guidance regarding financial guaranty insurance. When and if the FASB or SEC reach a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. The Company cannot predict how the FASB or SEC will resolve this issue and the resulting impact on its financial statements.

Until additional guidance is issued, the Company intends to continue applying its existing policy regarding the establishment of both case and non-specific loss reserves.

Deferred Acquisition Costs

Deferred acquisition costs are comprised of expenses related to the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission received on premiums ceded to reinsurers. Deferred acquisition costs are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. A premium deficiency would be recognized if the present value of anticipated losses and loss adjustment expenses exceeded the sum of deferred premium revenue and estimated installment premiums.

The Company does not defer acquisition costs relating to GICs issued by the GIC Affiliates, except for GIC commissions paid to third parties, which are included in other assets. The amortization of these commissions is recorded in net interest expense from financial products and VIEs.

GIC and VIE Debt

GIC and VIE debt is recorded at amortized cost. The Company may enter into associated transactions in order to reduce the Company’s exposure to fluctuations in interest and foreign exchange rates and its related effect on the fair value of the debt. The change in the fair value of the hedged item in a qualifying accounting hedge attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, embedded derivatives are required to be separated from the debt instrument and accounted for at fair value, with all changes reflected through earnings.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, resulting from translating investments denominated in foreign currencies are recorded in shareholders’ equity. Gains and losses from transactions in foreign currencies are recorded in income.

Federal Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and the financial statement basis.

Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in other assets.

Assets Acquired in Refinancing Transactions

Asset-backed senior notes represent the Company’s purchase of less than 50% of a refinanced transaction. Asset-backed senior notes are carried at cost, with any reduction in carrying value recognized as an adjustment to yield.

3.   INVESTMENTS

In addition to its insurance company and certain non-insurance subsidiaries’ investments (the “Investment Portfolio”), the Company maintains investments from proceeds of FSA-insured GICs (the “FP Investment Portfolio”) and investments in the portfolio of securities owned by the VIEs (the “VIE Portfolio”) and assets acquired in refinancing transactions (see Note 22).

Investment Portfolio

Bonds and short-term deposits at amortized cost of $9.9 million and $9.7 million at December 31, 2005 and 2004, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

Consolidated net investment income attributable to the Investment Portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Bonds and short-term investments	$194,736	$174,551	$156,729
Equity investments	8,931	—	—
Investment expenses	(2,840)	(2,500)	(2,681)
Net investment income	$200,827	$172,051	$154,048

The credit quality of bonds in the Investment Portfolio at December 31, 2005 was as follows:

Rating(1)	Percent of Bonds
AAA	78.6%
AA	17.4
A	4.0
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2005.

Of the bonds included in the Investment Portfolio, 6.8% were Triple-A by virtue of insurance provided by FSA (“FSA-Insured Investments”). Over 95% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Double-A range.

The amortized cost and fair value of the bonds in the Investment Portfolio were as follows (in thousands):

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$195,495	$3,881	$(755)	$198,621
Obligations of states and political subdivisions	3,431,046	173,279	(5,457)	3,598,868
Mortgage-backed securities	250,001	809	(4,564)	246,246
Corporate securities	186,369	1,797	(2,124)	186,042
Foreign securities	116,217	1,260	(5,191)	112,286
Asset-backed securities	40,216	10	(252)	39,974
Subtotal	4,219,344	181,036	(18,343)	4,382,037
Short-term investments	182,645	—	—	182,645
Total	$4,401,989	$181,036	$(18,343)	$4,564,682

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$164,312	$5,347	$(356)	$169,303
Obligations of states and political subdivisions	3,058,967	220,875	(1,987)	3,277,855
Mortgage-backed securities	220,202	3,630	(1,322)	222,510
Corporate securities	237,486	7,075	(505)	244,056
Foreign securities	126,099	19,895	(714)	145,280
Asset-backed securities	56,843	312	(71)	57,084
Subtotal	3,863,909	257,134	(4,955)	4,116,088
Short-term investments	119,746	—	—	119,746
Total	$3,983,655	$257,134	$(4,955)	$4,235,834

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$65,922	$(436)	$14,635	$(319)	$80,557	$(755)
Obligations of states and political subdivisions	375,766	(3,609)	108,031	(1,848)	483,797	(5,457)
Mortgage-backed securities	141,687	(2,272)	48,060	(2,292)	189,747	(4,564)
Corporate securities	103,144	(1,492)	23,650	(632)	126,794	(2,124)
Foreign securities	37,480	(5,181)	1,508	(10)	38,988	(5,191)
Asset-backed securities	18,540	(124)	14,813	(128)	33,353	(252)
Total	$742,539	$(13,114)	$210,697	$(5,229)	$953,236	$(18,343)

	As of December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,259	$(192)	$4,189	$(164)	$64,448	$(356)
Obligations of states and political subdivisions	214,194	(1,266)	67,095	(721)	281,289	(1,987)
Mortgage-backed securities	32,701	(304)	38,784	(1,018)	71,485	(1,322)
Corporate securities	29,146	(162)	17,859	(343)	47,005	(505)
Foreign securities	1,722	(39)	40,136	(675)	41,858	(714)
Asset-backed securities	16,279	(71)	—	—	16,279	(71)
Total	$354,301	$(2,034)	$168,063	$(2,921)	$522,364	$(4,955)

The Company periodically monitors its Investment Portfolio for individual investments in an unrealized loss position in order to assess whether any investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2005, there were 96 securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the 96 securities had an unrealized loss that exceeded book value by 11% at December 31, 2005. At December 31, 2005, the Company determined that no investments were considered other-than-temporarily impaired.

The amortized cost and fair value of bonds in the Investment Portfolio at December 31, 2005, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$274,955	$275,017
Due after one year through five years	1,188,212	1,248,314
Due after five years through ten years	670,694	701,085
Due after ten years	1,977,911	2,054,046
Mortgage-backed securities (stated maturities of 1 to 30 years)	250,001	246,246
Asset-backed securities (stated maturities of 2 to 29 years)	40,216	39,974
Total	$4,401,989	$4,564,682

Proceeds from sales of bonds for the Investment Portfolio during 2005, 2004 and 2003 were $1,757.6 million, $1,187.3 million and $1,121.0 million, respectively. Proceeds from maturities of bonds for the Investment Portfolio during 2005, 2004 and 2003 were $130.9 million, $267.8 million and $443.1 million. Gross gains of $10.9 million, $5.2 million and $12.6 million and gross losses of $6.1 million, $5.7 million and $7.5 million were realized on sales in 2005, 2004 and 2003, respectively.

FP Investment Portfolio

Net investment income for the FP Investment Portfolio consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Bonds	$391,125	$137,548	$59,271
Short-term investments	29,639	3,499	4,430
Net investment income	$420,764	$141,047	$63,701

The credit quality of bonds held in the FP Investment Portfolio at December 31, 2005 was as follows:

Rating(1)	Percent of Bonds
AAA	92.1%
AA	6.5
A	1.4
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2005.

Of the bonds included in the FP Investment Portfolio, 7.0% were Triple-A by virtue of insurance provided by FSA. Over 90% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Single-A range.

The amortized cost and fair value of bonds held in the FP Investment Portfolio were as follows (in thousands):

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$985,559	$55,595	$(684)	$1,040,470
Mortgage-backed securities	2,821,562	8,994	(1,071)	2,829,485
Corporate securities	—	—	—	—
Asset-backed and other securities	7,947,209	13,387	(2,727)	7,957,869
Subtotal	11,754,330	77,976	(4,482)	11,827,824
Short-term investments	1,015,509	—	—	1,015,509
Total	$12,769,839	$77,976	$(4,482)	$12,843,333

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$712,667	$29,702	$(2,957)	$739,412
Mortgage-backed securities	2,137,814	12,377	(678)	2,149,513
Corporate securities	8,719	36	—	8,755
Asset-backed and other securities	5,029,447	5,770	(1,912)	5,033,305
Subtotal	7,888,647	47,885	(5,547)	7,930,985
Short-term investments	268,125	—	—	268,125
Total	$8,156,772	$47,885	$(5,547)	$8,199,110

The following table shows the gross unrealized losses and fair value for the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$39,163	$(207)	$35,523	$(477)	$74,686	$(684)
Mortgage-backed securities	779,147	(1,068)	5,993	(3)	785,140	(1,071)
Corporate securities	—	—	—	—	—	—
Asset-backed securities	912,314	(2,375)	158,116	(352)	1,070,430	(2,727)
Total	$1,730,624	$(3,650)	$199,632	$(832)	$1,930,256	$(4,482)

	As of December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$15,372	$(306)	$63,661	$(2,651)	$79,033	$(2,957)
Mortgage-backed securities	453,067	(665)	66,130	(13)	519,197	(678)
Corporate securities	—	—	—	—	—	—
Asset-backed securities	848,847	(1,179)	236,573	(733)	1,085,420	(1,912)
Total	$1,317,286	$(2,150)	$366,364	$(3,397)	$1,683,650	$(5,547)

The Company periodically monitors the FP Investment Portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2005, there were 22 securities that were in an unrealized loss position for a continuous 12-month period or longer. None of the 22 securities had an unrealized loss that exceeded book value by 3% at December 31, 2005. At December 31, 2005, the Company determined that no investments were considered other-than-temporarily impaired.

The amortized cost and fair value of the FP Investment Portfolio, at December 31, 2005, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,037,032	$1,037,032
Due after five years through ten years	19,802	19,720
Due after ten years	944,234	999,227
Mortgage-backed securities (stated maturities of 8 to 30 years)	2,821,562	2,829,485
Asset-backed and other securities (stated maturities of 1 to 45 years)	7,947,209	7,957,869
Total	$12,769,839	$12,843,333

Proceeds from sales of bonds held in the FP Investment Portfolio during 2005, 2004 and 2003 were $293.0 million, $91.7 million and $190.7 million, respectively. Proceeds from maturities of bonds for the FP Investment Portfolio during 2005, 2004 and 2003 were $6,764.3 million, $2,485.8 million and $1,032.0 million. Gross gains of $0.4 million and gross losses of $7.9 million were realized on sales in 2005. Gross gains of $2.2 million were realized on sales in 2004. Gross gains of $10.9 million were realized on sales in 2003.

4.   DEFERRED ACQUISITION COSTS

Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of period	$308,015	$273,646	$253,777
Costs deferred during the period:
Ceding commission income, net	(63,174)	(65,838)	(73,943)
Premium taxes	20,894	16,551	16,773
Compensation and other acquisition costs	137,734	145,857	135,430
Total	95,454	96,570	78,260
Costs amortized during the period	(68,340)	(62,201)	(58,391)
Balance, end of period	$335,129	$308,015	$273,646

5.   STATUTORY ACCOUNTING PRACTICES

GAAP differs in certain significant respects from statutory accounting practices, applicable to insurance companies, that are prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

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

•       deferred tax assets are generally admitted to the extent reversals of existing temporary differences in the subsequent year can be recovered through carry back;

•       insured CDS are considered to be insurance contracts, not derivative contracts recorded at fair value;

•       bonds are carried at amortized cost;

•       VIEs and refinancing vehicles are not consolidated under statutory accounting standards;

•       surplus notes are recognized as surplus rather than as a liability unless approved for repayment; and

•       non-insurance company subsidiaries do not prepare accounts applying statutory accounting standards.

Reconciliations of net income for the years ended 2005, 2004 and 2003 and shareholders’ equity at December 31, 2005 and 2004, reported by the Company on a GAAP basis, to the amounts reported by the insurance company subsidiaries on a statutory basis, are as follows (in thousands):

	Year Ended December 31,
Net Income:	2005	2004	2003
FSA Holdings consolidated GAAP net income	$326,108	$378,607	$298,127
Equity in earnings of FSA Holdings consolidated subsidiaries	25,870	(11,319)	25,479
FSA consolidated GAAP net income	351,978	367,288	323,606
Deferral of net acquisition costs	(95,454)	(96,571)	(78,259)
Amortization of acquisition costs	68,340	62,202	58,391
Fair-value adjustment for derivatives	(9,836)	(54,182)	(35,091)
Loss expense	17,276	3,889	21,813
Consolidation of assets acquired in refinancing transactions	(10,207)	(6,771)	(335)
Deferred income tax	17,335	63,465	11,364
Current income tax	(2,416)	(18,706)	(18,048)
Earned premium	(44,388)	(74,707)	(25,178)
Other	342	(3,826)	4,681
FSA consolidated statutory net income	$292,970	$242,081	$262,944

	As of December 31,
Shareholders’ Equity:	2005	2004
FSA Holdings consolidated GAAP Equity	$2,822,902	$2,611,278
Equity in earnings of FSA Holdings consolidated subsidiaries	79,524	85,957
FSA consolidated GAAP Equity	2,902,426	2,697,235
Deferred acquisition costs	(335,129)	(308,015)
Fair-value of derivatives	(56,811)	(47,343)
Loss reserves	115,162	96,381
Contingency reserves	(906,841)	(1,099,462)
Unrealized gain on investments	(174,878)	(240,895)
Consolidation of assets acquired in refinancing transactions	248	(1,960)
Surplus notes	93,850	74,299
Deferred income taxes	263,206	275,323
Deferred premium revenue	(335,037)	(307,173)
Other	(55,521)	43,031
FSA statutory surplus	1,510,675	1,181,421
Statutory surplus plus contingency reserve	$2,417,516	$2,280,883

6.   FEDERAL INCOME TAXES

Dexia Holdings and the Company and its Subsidiaries, except FSA International, file a consolidated federal income tax return. A tax-sharing agreement between them provides that each member’s tax benefit or expense is calculated on a separate-return basis and that any credits or losses available to the Company are allocated among the members based on each member’s taxable income. At December 31, 2004, the Company and its Subsidiaries received benefits from utilizing Dexia Holdings’ credits and losses of $1.3 million. The Company and its Subsidiaries did not receive any such benefits in 2005. These amounts have been recorded as capital contributions and reductions in amounts payable to Dexia Holdings in the financial statements.

Except as described below, federal income taxes were not provided on all of the undistributed earnings of FSA International, since it was the Company’s practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $22.6 million and $86.7 million at December 31, 2004 and 2003, respectively.

The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, added Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25%, provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provided guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and accordingly accrued a tax liability and expense of $5.3 million at December 31, 2004. This amount approximated the tax effect on FSA International’s tax dividend distribution made in the fourth quarter of 2005.

In December 2005, the Company repatriated earnings from FSA International to avail itself of the reduced effective tax rate of 5.25% (compared with the normal effective tax rate of 35%). In connection with such repatriation, the Company recapitalized FSA International in October of 2005 to become a wholly owned subsidiary and declared that it no longer intends to leave future earnings of that subsidiary permanently offshore. As a result, FSA International is subject to an increased effective U.S. tax rate on its 2005 and future income. The impact on earnings reflects (1) a tax liability of $15.1 million in respect of earnings of FSA International that have previously been recognized for GAAP but not yet for tax purposes and (2) $14.2 million related to 2005 earnings.

Following a change in SPS’s investors in 2002, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. For 2004 and 2003, equity in earnings from SPS was taxed at an effective rate of 7.0%. In the first quarter of 2005, due to the pending sale of its investment in SPS Holding Corp. (“SPS”) (formerly, Fairbanks Capital Holding Corp.), the Company eliminated the assumption that accumulated earnings of SPS would be distributed in the form of dividends eligible for a dividend-received deduction. The net effect of this was to provide additional taxes on SPS’s accumulated earnings of approximately $1.6 million.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2005.

The cumulative balance sheet effects of deferred federal tax consequences are as follows (in thousands):

	As of December 31,
	2005	2004
Deferred acquisition costs	$104,335	$95,736
Deferred premium revenue adjustments	36,302	37,826
Unrealized capital gains	84,058	104,604
Contingency reserves	114,166	113,507
Undistributed earnings	16,613	9,274
Derivative fair-value adjustments	29,946	50,426
Other	8,212	9,185
Total deferred federal income tax liabilities	393,632	420,558
Loss and loss adjustment expense reserves	(41,533)	(35,540)
Deferred compensation	(90,866)	(93,083)
White Mountains indemnity payment	(16,450)	(16,450)
Foreign currency transaction loss	(7,781)	(24,264)
Other	(5,737)	(1,556)
Total deferred federal income tax assets	(162,367)	(170,893)
Net deferred federal income tax liability	$231,265	$249,665

Management believes it is more likely than not that the tax benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was necessary at December 31, 2005 or 2004.

A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2005	2004	2003
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(9.8)	(7.1)	(8.3)
Income of foreign subsidiary	2.7	(1.2)	(1.7)
White Mountain indemnity payment	—	(2.8)	—
Minority interest and equity in unconsolidated subsidiaries	(0.8)	(4.9)	(2.9)
Other	0.2	—	0.1
Provision for income taxes	27.3%	19.0%	22.2%

7.   DIVIDENDS AND CAPITAL REQUIREMENTS

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York or (b) adjusted net investment income during this period. FSA paid $87.0 million of dividends in 2005 and $30.0 million in 2004. Based upon FSA’s statutory statements for December 31, 2005, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $153.8 million.

8.   CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

FSA has a credit arrangement aggregating $150.0 million that is provided by commercial banks and intended for general application to insured transactions. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2005, there were no borrowings under this arrangement, which expires on April 21, 2006, if not extended.

FSA has a standby line of credit commitment in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,220.0 million at December 31, 2005. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2005.

FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 8, 2006, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this agreement at December 31, 2005. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either S&P or Moody’s, and on neither S&P nor Moody’s having issued a rating to FSA below AA+ or Aa1, respectively.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.3 million and $1.3 million for 2005 and 2004, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

9.   LONG-TERM DEBT

On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.95% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.95% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.95% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.95% Senior QUIDS.

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

10.   EMPLOYEE BENEFIT PLANS

The Company maintains both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of eligible employees. Contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $7.0 million, $5.8 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has an employee retirement savings plan for the benefit of eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by Internal Revenue Code Section 401(k). Contributions by the Company are discretionary, and none have been made.

Through 2004, performance shares were awarded under the 1993 Equity Participation Plan (the “1993 Equity Plan”). The 1993 Equity Plan authorized the discretionary grant of performance shares by the Human Resources Committee to key employees. The amount earned for each performance share depends on the attainment of certain growth rates of adjusted book value and book value per outstanding share over a three-year period.

Performance shares issued prior to January 1, 2005 permitted the participant to elect, at the time of award, growth rates including or excluding realized and unrealized gains and losses on the Investment Portfolio. Performance shares issued after January 1, 2005 do not offer the option to include the impact of unrealized gains and losses on the Investment Portfolio. No payout occurs if the compound annual growth rate of adjusted book value and book value per outstanding share over specified three-year performance cycles is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

In 2004, the Company adopted the 2004 Equity Participation Plan (the “2004 Equity Plan”), which continues the incentive compensation program formerly provided under the Company’s 1993 Equity Participation Plan. The 2004 Equity Plan provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company’s performance over specified three-year performance cycles as described above) and 10% of shares of Dexia restricted stock. The Dexia restricted stock component is a fixed plan, where the Company purchases Dexia shares and establishes a prepaid expense for the amount paid, which is amortized over 2.5-year and 3.5-year vesting periods. In the first quarter of 2005, FSA purchased shares to economically defease its liability for $4.4 million. This amount is being amortized to expense over the employees’ vesting periods.

Performance shares granted under the 1993 Equity Plan and 2004 Equity Plan are as follows:

	Outstanding at Beginning of Year	Granted During the Year	Paid out During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date
2003	1,415,826	342,845	464,778	13,261	1,280,632	$92.72
2004	1,280,632	349,506	398,292	20,038	1,211,808	109.71
2005	1,211,808	330,957	313,987	24,434	1,204,344	131.30

The estimated final cost of these performance shares is accrued over the performance period. The expense for the performance shares was $55.8 million, $73.3 million and $63.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Awards of Dexia restricted stock remain restricted for an additional six months after the end of the vesting periods. In 2005, the Company awarded 194,202 Dexia restricted shares valued at $22.69 on the award date. As of December 31, 2005, 5,150 shares had been forfeited and 8,756 shares had vested.

11.   COMMITMENTS AND CONTINGENCIES

Effective June 2004, the Company entered into a 21-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York, to be used as the Company’s new headquarters. The Company moved to this new space in June 2005. The lease contains scheduled rent increases every five years after a 19-month rent-free period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building’s operating expenses. The lease also contains a renewal option for an additional ten-year period and an option to rent additional office space at various points in the future, in each case at then-current market rents. In addition, the Company and its Subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. Future minimum rental payments are as follows (in thousands):

Year Ended December 31,
2006	$7,141.6
2007	8,263.6
2008	8,217.3
2009	8,204.7
2010	8,141.2
Thereafter	119,848.4
Total	$159,816.8

Rent expense was $10.1 million in 2005, $7.8 million in 2004 and $7.3 million in 2003. Rent expense in 2005 includes a $1.2 million lease termination fee related to the Company’s former headquarters.

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

In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company would be unable to recover such defaulted amounts. Certain of the reinsuring companies have provided collateral to secure their reinsurance obligations.

Amounts of ceded and assumed business were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Written premiums ceded	$256,087	$244,211	$281,542
Written premiums assumed	9,474	11,567	3,294
Earned premiums ceded	150,087	161,733	159,350
Earned premiums assumed	3,521	6,608	3,832
Losses and loss adjustment expense payments ceded	1,465	52,372	16,993
Losses and loss adjustment expense payments assumed	8	16	—

	As of December 31,
	2005	2004
Principal outstanding ceded	$120,607,468	$116,687,760
Principal outstanding assumed	2,597,375	2,134,427
Deferred premium revenue ceded	865,192	759,191
Deferred premium revenue assumed	23,777	17,823
Losses and loss adjustment expense reserves ceded	36,339	35,419
Losses and loss adjustment expense reserves assumed	643	553

13.   OUTSTANDING EXPOSURE AND COLLATERAL

The Company’s policies insure the scheduled payments of principal and interest on municipal and asset-backed (including FSA-insured CDS) obligations. The gross amount of financial guarantees in force (principal and interest) was $668.2 billion at December 31, 2005 and $622.6 billion at December 31, 2004. The net amount of financial guarantees in force was $480.2 billion at December 31, 2005 and $444.5 billion at December 31, 2004.

The net par outstanding as of December 31, 2005 and 2004 and the contractual terms to maturity are as follows (in millions):

	As of December 31, 2005		As of December 31, 2004
Terms to Maturity(1)	Municipal	Asset-Backed(2)	Municipal	Asset-Backed(2)
0 to 5 years	$44,272	$41,997	$39,448	$46,800
5 to 10 years	49,935	31,354	43,165	29,155
10 to 15 years	44,392	12,180	37,174	10,772
15 to 20 years	36,737	744	30,857	1,084
20 years and above	51,724	24,148	44,748	34,539
Total	$227,060	$110,423	$195,392	$122,350

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(2)          Excludes intercompany insurance of $13,463 million in 2005 and $7,143 million in 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

The par amount ceded as of December 31, 2005 and 2004 and the terms to maturity are as follows (in millions):

	As of December 31, 2005		As of December 31, 2004
Terms to Maturity(1)	Municipal	Asset-Backed(2)	Municipal	Asset-Backed(2)
0 to 5 years	$12,950	$16,180	$11,443	$21,662
5 to 10 years	16,332	7,011	14,707	6,909
10 to 15 years	16,954	1,477	14,630	2,228
15 to 20 years	15,180	1,474	12,870	1,373
20 years and above	29,048	4,001	26,004	4,862
Total	$90,464	$30,143	$79,654	$37,034

The net par outstanding of insured obligations in the municipal insured portfolio includes the following amounts by type of issue (in millions):

	Net Par Outstanding as of December 31,		Ceded as of December 31,
Types of Issues	2005	2004	2005	2004
General obligation bonds	$91,338	$77,865	$26,295	$24,278
Housing revenue bonds	7,585	7,628	2,153	2,224
Municipal utility revenue bonds	36,794	33,544	13,999	13,761
Health care revenue bonds	11,789	9,261	8,889	7,784
Tax-supported non-general obligation bonds	40,622	36,631	16,776	14,564
Transportation revenue bonds	14,695	12,834	8,944	7,584
Other municipal bonds	24,237	17,629	13,408	9,459
Total municipal obligations	$227,060	$195,392	$90,464	$79,654

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

	Net Par Outstanding(1) as of December 31,		Ceded as of December 31,
Types of Collateral	2005	2004	2005	2004
Residential mortgages	$24,718	$35,641	$3,841	$4,997
Consumer receivables	9,835	9,540	1,593	2,241
Pooled corporate obligations	66,873	68,340	20,688	26,223
Other asset-backed obligations	8,997	8,829	4,021	3,573
Total asset-backed obligations	$110,423	$122,350	$30,143	$37,034

(1)          Excludes intercompany insurance of $13,463 million in 2005 and $7,143 million in 2004 relating to FSA-insured GICs issued by the GIC Affiliates.

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

The Company seeks to maintain a diversified portfolio of insured municipal obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company’s net par amount outstanding (in millions) of insured municipal securities as of December 31, 2005:

State	Number of Issuers	Net Par Amount Outstanding	Percent of Total Municipal Net Par Amount Outstanding	Ceded Par Amount Outstanding
California	985	$30,159	13.3%	$10,467
New York	671	19,555	8.6	9,718
Texas	730	15,458	6.8	5,301
Pennsylvania	752	14,843	6.5	3,791
Florida	277	12,063	5.3	4,004
Illinois	653	11,255	5.0	5,411
New Jersey	584	10,459	4.6	5,644
Washington	328	8,289	3.6	3,192
Michigan	499	8,252	3.6	2,219
Massachusetts	206	6,309	2.8	3,325
Ohio	332	5,239	2.3	2,194
Wisconsin	437	4,938	2.2	1,297
Georgia	117	4,743	2.1	1,457
All other U.S. jurisdictions	2,937	63,251	27.9	23,027
International	112	12,247	5.4	9,417
Total	9,620	$227,060	100.0%	$90,464

14.   RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005, 2004 and 2003, the Subsidiaries ceded premiums of $31.6 million, $35.2 million and $48.8 million, respectively, to subsidiaries of XL Capital Ltd (“XL”), a major Bermuda-based insurance holding company, which owned an interest in FSA International prior to October 2005, when it redeemed its interest in exchange for $39.1 million. During 2005, 2004 and 2003, the Company paid dividends to XL of $16.3 million, $7.0 million and $3.3 million, respectively. The amounts included in prepaid reinsurance premiums at December 31, 2005 and 2004 for reinsurance ceded to subsidiaries of XL were $84.4 million and $70.3 million, respectively. The amounts of reinsurance recoverable for unpaid losses at December 31, 2005 and 2004 for reinsurance ceded to subsidiaries of XL were $1.8 million and $8.2 million, respectively.

The Subsidiaries earned premiums of $2.5 million in the first half of 2003 relating to the guarantees of debt issued or assets purchased by FSA Global and Canadian Global. Intercompany premiums earned relating to VIEs have been eliminated in consolidation for periods subsequent to July 1, 2003.

The Subsidiaries earned premiums of $28.0 million, $28.0 million and $20.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, relating to business with affiliates of Dexia. Deferred premium revenue relating to those transactions was $19.5 million and $17.0 million at December 31, 2005 and 2004, respectively. Gross par outstanding relating to those transactions was $21.5 billion and $24.0 billion at December 31, 2005 and 2004, respectively. The Company also paid Dexia a fee of $0.7 million in 2003 relating to business in which both Dexia and the Company were involved. No payments were made in 2004 and 2005. For the year ended December 31, 2005, the Company recorded a pre-tax loss of $12.0 million, and for the years ended December 31, 2004 and 2003, the Company recorded pre-tax income of $97.6 million and $52.9 million, respectively, relating to swaps where Dexia was the counterparty. The Company recorded other assets of $323.5 million and other liabilities of $13.9 million in 2005 and recorded other assets of $353.1 million and other liabilities of $17.2 million in 2004, primarily relating to swaps where Dexia was the counterparty. In addition, at December 31, 2005 and 2004, the Company had $172.0 million and $163.0 million in VIE debt, respectively, relating to debt issued by the Company and purchased by Dexia. During 2005 and 2004, the Company recorded $9.3 million and $8.8 million, respectively, in VIE net interest expense relating to such debt.

15.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determines fair value using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

For bonds, equity securities, the FP Investment Portfolio, the FP Investment Portfolio pledged as collateral and the VIE bond portfolio, the carrying amount represents fair value. The fair value is based on quoted market price or redemption value for the Company’s investment in XLFA.

For short-term investments, including the FP short-term investment portfolio and the VIE short-term investments, the carrying amount is cost, which approximates fair market value due to the short maturity of the instruments.

For cash, receivable for investments sold, and payable for investments purchased, the carrying amount is cost, which approximates fair value because of the short maturity of these instruments.

For assets acquired under refinancing transactions, the fair value is either the present value of the expected cash flows or quoted market prices as of the reporting date.

For deferred premium revenue, net of prepaid reinsurance premiums, the carrying amount represents the Company’s future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance policy. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the statutory premiums that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guaranty risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

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

For losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses, the carrying amount is the net present value of the expected cash flows for specifically identified claims and inherent losses in the Company’s insured portfolio, which management believes is a reasonable proxy for fair value.

For fair-value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

The table below shows the carrying amount and fair value of the Company’s financial instruments (in thousands):

	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Bonds	$4,382,037	$4,382,037	$4,116,088	$4,116,088
Equity securities	54,370	54,370	54,300	54,300
Short-term investments	182,645	182,645	119,746	119,746
FP bond portfolio	11,827,824	11,827,824	7,925,072	7,925,072
FP short-term investment portfolio	1,015,509	1,015,509	268,125	268,125
FP bond portfolio pledged as collateral	—	—	5,913	5,913
VIE bonds	1,155,992	1,155,992	1,346,355	1,346,355
VIE short-term investments	2,674	2,674	1,194	1,194
Cash	20,117	20,117	14,353	14,353
Assets acquired in refinancing transactions	467,873	460,770	749,208	748,118
Fair-value adjustments for derivatives	494,490	494,490	642,045	642,045
Receivable for investments sold	1,382	1,382	161	161
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	1,509,867	1,295,312	1,336,232	1,154,461
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	169,379	169,379	144,522	144,522
GIC and VIE debt	14,947,118	15,185,891	10,444,051	10,751,688
Notes payable	430,000	423,904	430,000	437,556
Fair-value adjustments for derivatives	61,924	61,924	25,582	25,582
Payable for investments purchased	91,529	91,529	262,033	262,033
Off-balance-sheet instruments:
Installment premiums	—	438,109	—	413,876

16.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for losses and loss adjustment expenses, which consists of the case and non-specific reserves, is summarized as follows (in millions):

	Case Reserve Activity for the Year Ended December 31,
	2005	2004	2003
Gross balance at January 1	$80.6	$121.9	$134.0
Less reinsurance recoverable	35.4	59.2	76.0
Net balance at January 1	45.2	62.7	58.0
Transfer from non-specific reserve	10.3	30.7	12.7
Restructured transactions	—	(13.9)	(2.2)
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(2.0)	(34.3)	(5.8)
Total paid	(2.0)	(34.3)	(5.8)
Net balance at December 31	53.5	45.2	62.7
Plus reinsurance recoverable	36.3	35.4	59.2
Gross balance at December 31	$89.8	$80.6	$121.9

	Non-Specific Reserve Activity for the Year Ended December 31,
	2005	2004	2003
Balance at January 1	$99.3	$111.5	$89.7
Provision for losses
Current year	20.4	20.4	22.4
Prior year	5.0	0.2	12.1
Transfers to case reserves	(10.3)	(30.7)	(12.7)
Restructured transactions	1.5	(2.1)	—
Balance at December 31	115.9	99.3	111.5
Total case and non-specific reserves	$205.7	$179.9	$233.4

The gross and net par amounts outstanding on transactions with case reserves were $612.7 million and $519.5 million, respectively, at December 31, 2005. The net case reserve consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 94% of the total net case reserve. The remaining 11 exposures were in various sectors.

During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on in-force business. Case reserves increased $8.3 million primarily due to deterioration of specific CDO risks.

During 2004, the Company charged $20.6 million to loss expense, consisting of $20.4 million for originations of new business, $4.6 million for accretion related to prior years and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases primarily related to a large refinancing transaction in 2004. The non-specific reserves decreased $12.2 million in 2004, primarily due to transfers from the non-specific reserve to the case reserves of $30.7 million, offset by loss expense of $20.6 million. Case reserves decreased $17.5 million due to (1) a large, voluntarily accelerated transaction that had a $34.3 million payment and (2) reclassifications from reserves to asset valuation accounts for refinanced transactions of $13.9 million, partially offset by transfers from the non-specific reserve of $30.7 million (see Note 22).

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

During 2003, the Company charged $34.5 million to loss expense, comprising $9.2 million related to the CDO portfolio discussed below, $22.4 million for origination of new business and $2.9 million for the accretion of the discount on prior years’ reserves. The non-specific reserve increased by $21.8 million in 2003, consisting of the loss expense, a transfer to the non-specific reserve of $1.4 million representing recoveries received on prior-year transactions and a transfer of $14.1 million from the non-specific reserve to case reserves. In addition, the Company reclassified $2.2 million of case reserves as an asset valuation account relating to a restructured transaction involving securitized loans (see Note 22).

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s actual loss experience, its future mix of business and future economic conditions.

Impact of Hurricanes

The Company evaluated its insured portfolio to assess the potential impact of Hurricanes Katrina, Rita and Wilma, which occurred in 2005. The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. Together, the non-specific reserve and case reserves represent the Company’s estimate of total loss liability. The Company believes that its total loss liability is adequate given the current information. Generally, when an insured credit deteriorates to a point where unreimbursed claims are expected, a case reserve is established.

As of March 24, 2006, FSA had not received notice of payment default on any exposures related to Hurricanes Katrina, Rita or Wilma. To date, based on the Company’s review of its exposure, 11 credits, with aggregate net par exposure of $215.8 million, have the most significant risk of loss. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. In the case of perpetual obligations, FSA may experience claims, but if the population returns in adequate numbers, reimbursement is likely. Eight of the 11 obligations with significant risk of loss are perpetual.

The Company monitors its exposure to Hurricanes Katrina and Rita in Louisiana and Mississippi and has determined that no case reserve is required. Of the 11 credits with significant risk of loss, the Company has identified two high-priority risks. These risks are perpetual obligations, on which the Company may have to pay claims of up to $44.0 million in a worst-case scenario. However, in these two cases the Company expects that, so long as the population returns in adequate numbers, it would suffer only the lost interest income on any claims paid until the issuer repaid the Company at some point in the future.

In order for a community in Louisiana to restructure and potentially reduce its indebtedness, the Bond Commission, which is headed by the State Treasurer, must authorize such action. The State Treasurer has publicly represented that the Bond Commission will not permit any Louisiana municipality to declare bankruptcy.

Municipalities in Mississippi are not authorized to file for bankruptcy and therefore have no mechanism under law to adjust their payment obligations. Unlike the corporate market, the municipal market has no private or equity source of capital and therefore lacks any means of starting fresh with a clean slate with debts and liabilities rejected or adjusted in bankruptcy. To file for bankruptcy, or to leave rated indebtedness unpaid in a bankruptcy proceeding, would serve to tarnish the issuer and the region and effectively deny the subject municipality and similar issuers of debt within the state access to capital. Historically, rather than bankruptcy and adjustment of debt, financially distressed municipalities have been subjected to supervision and control by state-created authorities that act both as issuers of debt, secured by a discrete, newly identified revenue stream, and as fiscal monitors.

Both the federal government and the executive and legislative branches of the affected states have considered or are expected to consider proposals or legislation to assist the municipalities and facilitate recovery. An example of such an enactment at the federal level is the Community Disaster Loan Act of 2005, under which the federal government has begun to make loans to affected municipalities.

In addition, FSA’s asset-backed transactions, which are generally backed by pools of geographically diverse assets, show no unusual concentrations in the affected areas.

The loss estimation process involves the exercise of considerable judgment and therefore the Company’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(in thousands)
2005
Gross premiums written	$164,049	$169,677	$236,751	$263,304	$833,781
Net premiums written	109,502	143,916	160,918	163,358	577,694
Net premiums earned	94,881	96,254	116,832	96,092	404,059
Net investment income	49,445	50,404	50,696	50,282	200,827
Losses and loss adjustment expenses	3,984	6,238	10,185	4,958	25,365
Net realized and unrealized gains on derivative instruments	(70,811)	18,179	(42,431)	(77,412)	(172,475)
Income before income taxes, minority interest and equity in earnings (losses) of unconsolidated affiliates	82,231	235,832	97,136	49,872	465,071
Net income	$63,156	$129,307	$73,811	$59,834	$326,108
2004
Gross premiums written	$189,521	$236,100	$198,171	$208,188	$831,980
Net premiums written	116,494	166,581	148,831	155,863	587,769
Net premiums earned	92,210	101,719	100,585	100,501	395,015
Net investment income	41,077	41,555	43,684	45,735	172,051
Losses and loss adjustment expenses	7,700	7,665	(4,263)	9,497	20,599
Net realized and unrealized gains (losses) on derivative instruments	52,155	(65,247)	148,041	194,310	329,259
Income before income taxes, minority interest, equity in earnings (losses) of unconsolidated affiliates and cumulative effect of accounting change	160,279	37,609	224,043	158,583	580,514
Net income	$101,611	$57,540	$114,190	$105,266	$378,607

18.   EQUITY INVESTMENTS

The Company made an additional equity investment in SPS of $10.3 million in 2004, and did not make any equity investments in SPS in 2005 or 2003. In 2005, the Company sold its investment in SPS. At December 31, 2004, the Company had a 34.1% interest in SPS. The Company’s investment in SPS was accounted for using the equity method of accounting. Amounts recorded by the Company in connection with SPS at December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Investment in SPS	—	$49,645	$46,423
Equity in earnings (losses) from SPS (pre-tax)	1,160	(7,100)	(13,548)

SPS’s business is subject to regulation, supervision and licensing by various federal, state and local authorities. In October 2002, the Federal Trade Commission (the “FTC”) informed SPS that it was investigating whether SPS’s loan servicing or other practices violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC.

On November 12, 2003, the FTC announced a settlement with SPS, resolving the FTC’s civil allegations against SPS. Pursuant to that settlement, SPS paid $40.0 million to the FTC to compensate consumers who suffered harm. The settlement enjoins SPS from future law violations and imposes new restrictions on SPS’s business practices. A related settlement of numerous class action lawsuits against SPS has been approved by a federal district court in Massachusetts. The $10.3 million additional equity investment in SPS made by the Company in 2004 funded a portion of the $40.0 million payment that was required to be made to the FTC under the terms of the FTC’s settlement agreement with SPS.

In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired, and it charged that amount to income, as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of “Average.”

In October 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company’s subsidiary that owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Based on an estimate of the assets retained and liabilities assumed, the Company recorded a $0.4 million loss on the sale of SPS. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed and whether the assets are impaired.

FSA’s 13% investment in preferred shares of XL Financial Assurance Ltd (“XLFA”), a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, in 2004, the Company adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

Until the fourth quarter of 2004 this investment was accounted for using the equity method of accounting because the Company has significant influence over XLFA’s operations. In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that under EITF Issue 02-14, “Whether an Investor Should Apply the Equity of Method of Accounting to Investments Other Than Common Stock” (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004. In accordance with this consensus, the Company no longer accrues undistributed earnings related to its investment in XLFA. Amounts recorded by the Company in connection with XLFA as of December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Equity securities	$54,300	$54,300	—
Investment in XLFA	—	—	$64,440
Equity in earnings from XLFA (pre-tax)	—	3,761	19,077
Dividends earned from XLFA	8,926	14,103	6,640

19.   MINORITY INTEREST IN SUBSIDIARY

In 1998, the Company and XL entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies—FSA International and XLFA. At December 31, 2004, XL owned a minority interest in FSA International and the Company owned a minority interest in XLFA. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda), Ltd. for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect wholly owned subsidiary of the Company. The preferred shares were Cumulative Participating Voting Preferred Shares that, in total, had a minimum fixed dividend of $1.5 million per annum. In 2005, 2004 and 2003, FSA International paid preferred dividends of $16.3 million, $7.0 million and $3.3 million, respectively, to XL. For the years ended December 31, 2005, 2004 and 2003, the Company recognized minority interest of $6.9 million, $7.0 million and $9.3 million, respectively.

20.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2005, interest rates were between 0.81% and 5.95% per annum on outstanding GICs and between 1.12% and 6.61% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $20.4 million, and include accretion of $868.0 million. VIE debt includes $1,081.8 million of future interest accretion on zero-coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for 2006 and each of the next four years ending December 31, and thereafter:

Principal Amount
2006	$3,573.0
2007	2,112.2
2008	801.9
2009	1,298.6
2010	2,202.8
Thereafter	6,928.8
Total	$16,917.3

21.   DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded $89.2 million, $69.1 million and $57.7 million of net earned premium under these agreements for the years ended 2005, 2004 and 2003, respectively.

Changes in the fair value of CDS, which were gains of $11.1 million, $56.4 million and $34.8 million for the years ended December 31, 2005, 2004, and 2003, respectively, were recorded in net realized and unrealized gains on derivative instruments in the statements of operations and comprehensive income. The Company included net par outstanding of $66.6 billion and $66.0 billion relating to these CDS transactions at December 31, 2005 and December 31, 2004, respectively, in the asset-backed balances in Note 13. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair-value adjustments are an indication of potential claims under FSA’s guarantees. The average life of these contracts is 3.2 years. The inception-to-date gain on the CDS portfolio was $57.7 million at December 31, 2005 and $46.6 million at December 31, 2004, and was recorded in other assets.

Interest Rate and Foreign Exchange Rate Derivatives

The Company utilizes interest-rate derivatives to convert from fixed to floating the interest rates on assets and liabilities. All gains and losses from changes in the fair value of derivatives that do not qualify for hedge accounting are recognized immediately in the statements of operations and comprehensive income in net unrealized and realized gains (losses) on derivative instruments. Hedge accounting is applied to derivatives designated as hedging instruments in a fair-value hedge, provided certain criteria are met.

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in its FP Investment Portfolio, GICs, VIE debt and VIE Portfolio. The derivative contracts are recorded at fair value. These derivatives generally include interest-rate futures and interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. The gains and losses related to the fair value of derivatives are included in net realized and unrealized gains (losses) on derivative instruments. The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $56.9 million and $2.2 million at December 31, 2005 and December 31, 2004, respectively, is recorded in other assets or accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE bond portfolio of $433.7 million and $570.8 million at December 31, 2005 and December 31, 2004, respectively, are recorded in other assets and accrued expenses and other liabilities, as applicable.

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

The following table presents the components of the assets acquired in refinancing transactions (in thousands):

	As of December 31,
	2005	2004
Assets acquired in refinancing transactions
Securitized loans	$296,965	$369,749
Bonds	9,145	157,036
Asset-backed senior notes	59,276	90,516
Equity securities	3,488	15,659
Mortgage loans	56,165	77,462
Short-term investments	37,512	27,749
Other assets	5,322	11,037
Total	$467,873	$749,208

Securitized loans are carried at cost, net of losses at the date of purchase. Income is recorded based on the effective yield method. The accretable yield on the securitized loans at December 31, 2005, 2004 and 2003 was $142.3 million, $145.7 million and $147.2 million, respectively. The cash flows on the securitized loans, net of reinsurance, are monitored and the effective yield modified to reflect any change in the cash flow estimate on a prospective basis. Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline (except as provided by reinsurance) and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with the Company for accounting purposes. The Company also consolidated the refinancing vehicles.

Bonds, equity securities and mortgage loans represent liquidations of previously insured obligations and subsequent purchases of the underlying collateral. Bonds and equity securities are available for sale and carried at fair value. At December 31, 2005, there were no securities in the refinanced asset portfolio in an unrealized loss position for a continuous 12-month period or longer. At December 31, 2005, the Company determined that no investments were considered other-than-temporarily impaired.

The credit quality of bonds within the refinanced asset portfolio at December 31, 2005 was as follows:

Rating(1)	Percent of Bonds
BBB	19.0%
CCC	67.6
D	5.4
NR	8.0
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2005.

The amortized cost and fair value of fixed-income assets within the refinanced asset portfolio were as follows (in thousands):

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$5,946	$3,199	—	$9,145
Asset-backed securities	59,920	—	(644)	59,276
Short-term investments	37,512	—	—	37,512
Total	$103,378	$3,199	$(644)	$105,933

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$151,895	$5,743	$(602)	$157,036
Asset-backed securities	89,500	1,016	—	90,516
Short-term investments	27,749	—	—	27,749
Total	$269,144	$6,759	$(602)	$275,301

The amortized cost and fair value of equities held within the refinanced asset portfolio were as follows (in thousands):

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,206	$1,282	—	$3,488

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$13,919	$1,903	(163)	$15,659

The amortized cost and fair value of fixed-income assets within the refinanced asset portfolio at December 31, 2005, are shown below by contractual maturity (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$37,967	$37,982
Due after one year through five years	17,906	17,906
Due after five years through ten years	47,505	50,045
Total	$103,378	$105,933

At December 31, 2005, there were no securities in an unrealized loss position for a continuous 12-month period or longer. The Company determined that there were six securities considered other-than-temporarily impaired. For 2005, a $4.5 million impairment was recorded in the consolidated statements of operations and comprehensive income.

23.   SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on municipal and asset-backed obligations. It also includes the results of the VIEs that were consolidated for the first time in the third quarter of 2003. The FP Segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. GICs provide for the return of principal and the payment of interest at pre-specified rates. The following tables summarize the financial information (in thousands) by segment as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$615,739	$365,496	—	$981,235
Intersegment	38,693	41,335	(80,028)	—
Expenses:
External	141,837	374,327	—	516,164
Intersegment	41,335	38,693	(80,028)	—
Pre-tax segment earnings	$448,422	$18,525	—	466,947
Current and deferred taxes				(128,900)
SFAS133 CDS and economic interest-rate hedge fair-value adjustments				(11,939)
Net income				$326,108
Segment assets	$9,841,539	$14,169,383	$(2,009,280)	$22,001,642

	For the Year Ended December 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$980,321	$167,948	—	$1,148,269
Intersegment	21,892	30,620	(52,512)	—
Expenses:
External	391,138	176,617	—	567,755
Intersegment	30,620	21,892	(52,512)	—
Pre-tax segment earnings	$400,881	$6,455	—	$407,336
Current and deferred taxes				(111,160)
SFAS133 CDS and economic interest-rate hedge fair-value adjustments				82,431
Net income				$378,607
Segment assets	$9,820,672	$9,379,900	$(2,119,564)	$17,081,008

	For the Year Ended December 31, 2003
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$827,360	$70,318	—	$897,678
Intersegment	7,436	25,875	(33,311)	—
Expenses:
External	378,906	95,359	—	474,265
Intersegment	25,875	7,436	(33,311)	—
Pre-tax segment earnings	$345,956	$(8,649)	—	$337,307
Current and deferred taxes				(95,784)
Cumulative effect of accounting change				4,800
SFAS133 CDS and economic interest-rate hedge fair-value adjustments				51,804
Net income				$298,127

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the FP Investment Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

The SFAS 133 fair-value adjustments for CDS are a reconciling item between pre-tax segment operating earnings and net income. In addition, management subtracts the impact of interest-rate derivatives when analyzing the segments, as it believes that, by removing the effect of the one-sided accounting caused by marking the derivatives, but not the hedged assets or liabilities, to fair value, the measure will more closely reflect the underlying performance of segment operations.

24.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Other assets:
Fair value of VIE swaps	$433,670	$570,764
VIE other invested assets	146,710	156,540
Securities purchased under agreements to resell	350,000	—
Deferred compensation trust	107,140	112,941
Tax and loss bonds	105,324	102,193
Accrued interest on VIE swaps	108,421	99,794
Accrued interest income	76,295	63,614
Fair-value adjustments on derivatives	60,820	71,281
Other assets	267,561	151,257
Total other assets	$1,655,941	$1,328,384

	2005	2004
Accrued expenses and other liabilities:
Payable for securities purchased	$91,529	$262,033
Deferred compensation trust	107,140	112,941
Equity participation plan	116,887	123,382
Securities sold under agreements to repurchase	—	5,656
Fair-value adjustments on derivatives	61,924	25,582
Other liabilities	431,694	313,931
Total accrued expenses and other liabilities	$809,174	$843,525

25.   VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46, which addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R replaced FIN 46 and is effective for public companies for periods after December 15, 2003. The Company has identified three SPEs that satisfy the consolidation requirements.

FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. In certain cases, investments of FSA Global consist of GICs issued by the GIC Affiliates. Similarly, Premier holds GICs issued by the GIC Affiliates in their investment portfolios. In each such case, the Company’s GIC liability and asset are eliminated in consolidation. At December 31, 2005, $1,142.1 million was eliminated as a result of such consolidation. All intercompany insured amounts between FSA and FSA Global and Canadian Global previously included in the Company’s outstanding exposure are excluded from the Notes to the Consolidated Financial Statements for December 31, 2005 and 2004.

FIN 46R requires that, upon consolidation, the Company initially measure the VIE’s assets, liabilities and minority interest at their carrying amounts under existing GAAP as if the entity had been consolidated from the time the Company was considered its primary beneficiary (or parent). The increase in total assets and total liabilities related to the consolidation of these entities was $1.9 billion at July 1, 2003, when they were first consolidated. The difference upon consolidation was reflected as a cumulative effect of a change in accounting principle at July 1, 2003. The cumulative effect of a change in accounting principle for Canadian Global resulted in additional income of $4.8 million, net of income tax. There were no cumulative income statement effects from consolidating FSA Global and Premier. The following table presents the impact of consolidation of the VIEs.

	2005	2004
VIE net interest income	$67,152	$52,665
FSA’s net premiums earned on VIE bonds and debt	(3,613)	(5,351)
Net realized and unrealized gains (losses) on derivatives	(133,915)	249,752
Total revenues	$(70,376)	$297,066
VIE net interest expense	$85,809	$105,173
Other operating expenses	50	(1,054)
Foreign exchange loss	(162,398)	79,270
Total expenses	$(76,539)	$183,389

VIE Investments

All bonds in the VIE Portfolio are insured by FSA. The credit quality of the VIE Portfolio, without the benefit of FSA’s insurance, at December 31, 2005 was as follows:

Rating(1)	Percent of Bonds
AAA	2.3%
A	95.5
BB	2.2
100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2005.

The amortized cost and fair value of bonds in the VIE Portfolio were as follows (in thousands):

December 31, 2005	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$15,879	$15,879
Corporate securities	20,013	19,327
Foreign securities	8,995	9,841
Asset-backed securities(1)	1,110,945	1,110,945
Short-term investments	2,674	2,674
Total	$1,158,506	$1,158,666

December 31, 2004	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$16,007	$16,007
Corporate securities	156,030	157,990
Foreign securities	56,077	57,983
Asset-backed securities(1)	1,114,375	1,114,375
Short-term investments	1,194	1,194
Total	$1,343,683	$1,347,549

(1)          Asset-backed securities consist of floating-rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation. Management believes that amortized cost closely approximates fair value for these securities.

The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2005, there were no securities in an unrealized loss position. The Company determined that no investments were considered other-than-temporarily impaired.

The amortized cost and fair value of bonds in the VIE Portfolio at December 31, 2005, by contractual maturity, are shown below (in thousands). Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,674	$2,674
Due after one year through five years	29,008	29,168
Due after five years through ten years	—	—
Due after ten years	15,879	15,879
Asset-backed securities (stated maturities of 4 to 17 years)	1,110,945	1,110,945
Total	$1,158,506	$1,158,666

26.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 provides guidance with respect to bifurcation of embedded credit risk in a special purpose entity. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which supersedes certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends SFAS 115 and Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stocks.” FSP 115-1 outlines a three-step model to identify investment impairments in each reporting period. First, for each reporting period, individual securities are determined to be impaired if the fair value of a security is less than its cost. Second, impaired securities are evaluated as to whether the impairment is other than temporary based on existing applicable guidance. Lastly, if the impairment is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value as of the reporting date. Under FSP 115-1, the disclosure requirements required by EITF 03-1 issued in December 2003 remain in effect. EITF 03-1 requires the Company to disclose certain information about unrealized losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of FSP 115-1 will not have a material effect on the Company’s financial position or results of operations. See Note 3 for disclosures required by EITF 03-1.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123-R”). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. SFAS 123-R is effective for annual periods beginning after June 15, 2005. The adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2005.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 30, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2005.

Remediation

In the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2004, filed December 19, 2005, management stated that it intended to remediate the material weakness in internal control over financial reporting and that it would report on its progress in the present annual report. In particular, management stated that it intended to:

•       revise the Company’s accounting documentation of policies and procedures and review to meet the standard of hedge documentation expected under SFAS 133; and

•       strengthen the Company’s internal knowledge base regarding hedge accounting with improved training and expertise.

In accordance with its stated intentions, management has revised the Company’s accounting documentation of policies and procedures and review to meet the standard of hedge accounting under SFAS 133 and is applying such standard to certain liabilities effective January 1, 2006. Management has also worked to strengthen the Company’s internal knowledge base regarding hedge accounting, through improved training designed to ensure that all relevant personnel understand and apply hedge accounting in compliance with SFAS 133.

Although it has implemented the remediation procedures as described above, management cannot yet assert that the remediation is effective as it has not had sufficient time to test the operating effectiveness of the newly implemented controls.

Management expects that the remediation of this material weakness in internal control over financial reporting will be complete before management and the Company’s independent registered public accounting firm must first report on the effectiveness of the internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company will continue to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide management with timely access to such material information and to correct any deficiencies that may be discovered in the future.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Directors

On May 19, 2005, the Company’s shareholders appointed twelve directors to serve until the later of the Company’s next annual meeting of shareholders or until their successors have been duly elected and qualified. Information about the directors as of December 31, 2005 is set forth below and in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Dirk Bruneel Age 55

Director of the Company since November 2001. Mr. Bruneel has been a member of the Management Board of Dexia S.A. since July 2001, and Chairman of the Management Board of Dexia Bank Nederland N.V. since November 2002. He is currently the Chairman of the Board of Directors of Dexia Securities France S.A., a member of the Supervisory Board of Dexia Municipal Agency S.A. and Chairman of the Board of Directors of Artesia Mortgage Capital Corporation. Mr. Bruneel served as Chairman of the Management Committee of Artesia Banking Corporation (a Belgian-based bank acquired by Dexia S.A. in July 2001) from November 1998 until August 2001 and of BACOB Bank s.c. from January 1995 until August 2001, and was a member of the Management Committee of Dexia Bank from July 2001 through January 2002. He currently serves as a member of the Board of Directors of Dexia Insurance, Dexia Capital Ireland, Dexia Financial Services Ireland, Dexia Investments Ireland, Banque Artesia Nederland, Ehsal and VEV, and Treasurer of Vlaams Omroeporkest en Kamerkoor.

Robert P. Cochran Age 56

Chairman of the Board of Directors of the Company since November 1997, and Chief Executive Officer and a Director of the Company since August 1990. Mr. Cochran served as President of the Company and FSA from August 1990 until November 1997. He has been Chief Executive Officer of FSA since August 1990, Chairman of FSA since July 1994, and a director of FSA since July 1988. Prior to joining the Company in 1985, Mr. Cochran was Managing Partner of the Washington, D.C. office of the Kutak Rock law firm. Mr. Cochran is a Director of White Mountains Insurance Group, Ltd. and XL Financial Assurance Ltd.

Bruno Deletre Age 44

Director of the Company since September 2001. In January 2006, Mr. Deletre became an Executive Vice President and member of the Executive Committee of Dexia. Mr. Deletre was a member of the Executive Board of Dexia Crédit Local from 2001 through January 2006 and Managing Director from December 2003. Prior to that time, he held various positions in the French Ministry of Finance—Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997.

Robert N. Downey Age 70

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

Jacques Guerber Age 56

Director of the Company since September 2002. In January 2006, Mr. Guerber became Vice Chairman of the Management Board of Dexia and a Member of the Management Board of Dexia Crédit Local. Mr. Guerber was Chairman of the Executive Board of Dexia Crédit Local from 2000 through January 2006, and a member of the Executive Committee of Dexia from December 1999 to January 2006. Prior to then he was Senior Executive Vice President of Crédit Local de France (subsequently known as Dexia Crédit Local) from 1996 and a member of that company’s Management Board from 1988. Earlier, he held management positions in the Local Development Division of Caisse des Dépôts et Consignations.

David O. Maxwell Age 75

Director of the Company since August 1994. Mr. Maxwell was Chairman and Chief Executive Officer of Fannie Mae from 1981 until his retirement in 1991. Mr. Maxwell is a member of the advisory boards of Centre Partners II, L.P., Centre Partners III, L.P. and Centre Partners IV, L.P.

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

James H. Ozanne Age 62

Director of the Company since September 2004. Mr. Ozanne previously served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owned a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains (“Source One”), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation (“USWCC”) from September 1989 until December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently a director of Distributed Energy Services Corp. He has been Chairman of PECO Pallet, a privately owned grocery pallet rental company, since 2000.

Pierre Richard Age 65

Director and Vice Chairman of the Company since July 2000. Mr. Richard has been appointed Chairman of the Board of Directors of Dexia effective January 1, 2006. He was Group Chief Executive and Chairman of the Management Board of Dexia from December 1999 to December 2005. He had been co-Chairman of Dexia Group since its creation through the alliance between Crédit Local de France and Crédit Communal de Belgique in December 1996. In October 1987, when Crédit Local de France was incorporated, he became its Chief Executive Officer and then, in December 1993, after the firm’s privatization, he was named Chairman and Chief Executive Officer. He previously served as Deputy General Manager of Caisse des Dépôts et Consignations and, before that, as head of the Local Authorities Department at the French Ministry of Interior, where he was closely involved in drafting the new legislation for decentralization. He serves on the boards of the European Investment Bank, Air France/KLM, Le Monde SA, Credit du Nord and Generali France Holding. He has been decorated as an Officier of the Légion d’Honneur and the Ordre National du Mérite and as a Commandeur of the Ordre of Leopold II.

Roger K. Taylor Age 54

Director of the Company since February 1995. Mr. Taylor was a part-time employee of the Company and Vice Chairman of FSA from January 2002 until his retirement in July 2004. Mr. Taylor served as Chief Operating Officer of the Company from May 1993 through December 2001 and President of the Company from November 1997 through December 2001. Mr. Taylor joined FSA in January 1990, and served FSA as its President from November 1997 until November 2000, a director since January 1992 and a Managing Director since January 1991. Prior to joining FSA, Mr. Taylor was Executive Vice President of Financial Guaranty Insurance Company.

Rembert von Lowis Age 52

Director of the Company since July 2000. Mr. von Lowis is a member of the Management Board of Dexia. He became Senior Executive Vice President of Crédit Local de France in 1993. Mr. von Lowis joined Crédit Local de France as Chief Financial Officer and member of its Executive Board in 1988. Earlier, he held management positions in the Local Development Division in Caisse des Dépôts et Consignations and the Local Authorities Department of the French Ministry of Interior. Mr. Von Lowis is a director of Dexia CLF Finance Company.

George U. Wyper Age 50

Director of the Company since September 2004. Mr. Wyper is the founder and managing member of Wyper Capital Management, L.P., which he founded in 1998. He was Senior Managing Director and a member of the Operating Committee of Warburg Pincus Counsellors, Inc from 1994 to 1998. He served as Chief Investment Officer of White River Corporation from 1991 to 1994 and as President and Chief Executive Officer of Hanover Advisors from 1992 to 1994. Prior to 1991, he was Chief Investment Officer of Fund American Enterprises from 1988 to 1990 and Director of Fixed Income Investments for Fireman’s Fund Insurance Company from 1987 to 1988. Mr. Wyper is currently President of the Darien Library and serves on the boards of the Yale School of Management, the American Numismatic Society and the Museum of Rhode Island School of Design.

On February 16, 2006, the Board of Directors increased the number of directors to 13 and elected Axel Miller to the Board of Directors. Information about Mr. Miller is set forth below and in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Axel Miller Age 41

Director of the Company since February 2006. Mr. Miller obtained his law degree, a Licence en droit, from the Université Libre de Bruxelles. After having worked for 14 years as a lawyer specialized in finance law, mergers & acquisitions and international commercial law, Mr. Miller joined the Dexia Group in 2001 as General Counsel. He became a member of the Management Board of Dexia Bank in January 2002 and Chairman of the Management Board of Dexia Bank and Head of Personal Financial Services at Group level in January 2003. On January 1, 2006, Mr. Miller became CEO and Chairman of the Management Board of Dexia. On the same date, he also became a member of the Management Boards of Dexia Crédit Local (France) and Dexia BIL (Luxembourg). He remains a member of the Management Board of Dexia Bank (Belgium). He is also a Director of several Dexia Group companies, Ethias, Crédit du Nord and LVI Holding (Groupe Carmeuse).

Executive Officers of the Company

In addition to Messrs. Cochran and McCarthy (who are described above under the caption “Directors”), the Company’s other executive officers are described below. The Company’s executive officers consist of the members of the Executive Management Committee.

Name	Age	Position
Russell B. Brewer II	49	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA
Joseph W. Simon	47	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Bruce E. Stern	52	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA

The present principal occupation and five-year employment history of each of the above-named executive officers of the Company, as well as other directorships of corporations currently held by each such person, are set forth below.

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

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2005, the Audit Committee consisted of Messrs. Ozanne (Chairman), Maxwell and Wyper.  In February 2006, Mr. Taylor was elected to the Audit Committee and Mr. Maxwell ceased to be a member of the Committee.

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

Code of Ethics

The Company has adopted a code of ethics for directors, officers (including the Company’s principal executive officer, principal financial officer, and principal accounting officer and controller) and employees, known as the Code of Conduct. The Company has posted its Code of Conduct on its Internet website, www.fsa.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, provisions of its code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer and controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K of the Exchange Act, by posting such information on its website, www.fsa.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon its merger with a subsidiary of Dexia in July 2000, the Company’s common stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the Company no longer has equity securities registered under Section 12 of the Exchange Act, and the reporting obligations of Section 16 of the Exchange Act do not apply.

Item 11.                 Executive Compensation.

Summary Compensation Table

The table below sets forth a summary of all compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company and its subsidiaries, in each case for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003.

		Annual Compensation		Long-Term Compensation(1)
Name and Principal Position	Year	Salary	Bonus(2)	Dexia Restricted Stock Awards(3)	LTIP Payouts(2)	All Other Compensation(4)
Robert P. Cochran	2005	$500,000	$3,300,000	$480,029	$6,683,093	$90,000
Chairman of the Board and	2004	500,000	3,400,000	445,727	6,255,877	90,000
Chief Executive Officer	2003	500,000	3,200,000	N/A	9,213,941	90,000
Séan W. McCarthy	2005	320,000	3,000,000	352,959	4,658,710	90,000
President and	2004	310,000	3,000,000	327,741	4,705,296	90,000
Chief Operating Officer	2003	310,000	2,800,000	N/A	6,858,901	90,000
Bruce E. Stern	2005	250,000	900,000	127,070	1,867,355	90,000
Managing Director, General	2004	240,000	900,000	117,986	2,003,907	90,000
Counsel and Secretary	2003	240,000	800,000	N/A	2,269,286	80,100
Russell B. Brewer II	2005	250,000	900,000	127,070	1,864,458	90,000
Managing Director and	2004	240,000	900,000	117,986	1,956,545	90,000
Chief Underwriting Officer	2003	240,000	800,000	N/A	2,259,243	75,600
Joseph W. Simon	2005	250,000	800,000	127,070	916,036	90,000
Managing Director and	2004	240,000	750,000	104,889	297,899	66,600
Chief Financial Officer	2003	240,000	500,000	N/A	N/A	33,300

(1)          No awards of restricted stock of the Company or options/SARs were made to any of the executives named in the table during the period covered by the table.

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

(3)          Dexia Restricted Stock Awards represents the value of Dexia restricted stock awarded for the years ended December 31, 2005 and 2004 (which awards were made in February 2006 and 2005, respectively), based on the closing market price for ordinary shares of Dexia on the date of grant. The Dexia restricted stock was awarded pursuant to the Company’s 2004 Equity Participation Plan, as amended (the “2004 Equity Plan”), and represents ordinary shares of Dexia subject to certain vesting requirements and restrictions on transfer.   Holders of Dexia restricted stock are entitled to receive all dividends paid on such stock from the date of grant. Generally, one third of an award of Dexia restricted stock vests after 2.5 years and two thirds vests after 3.5 years, with transfer restrictions lapsing six months after the vesting date. The awards reported in the Summary Compensation Table for Messrs. McCarthy, Stern, Brewer and Simon will accordingly vest as follows:

	Dexia Restricted Shares Vesting
Name	Second Quarter 2007	Second Quarter 2008	Second Quarter 2009
Séan W. McCarthy	4,821	14,445	9,603
Bruce E. Stern	1,736	5,200	3,457
Russell B. Brewer II	1,736	5,200	3,457
Joseph W. Simon	1,543	4,815	3,457

The 2004 Equity Plan provides that, when a participant becomes eligible for retirement at age 55, shares of Dexia restricted stock vest thereafter to the extent the shares would have vested had the employee actually retired as of any particular date. Because Mr. Cochran became eligible for retirement during 2005, 6,368 of his shares vested during 2005 and the remainder of his awarded shares will vest as follows, except as otherwise provided in his employment agreement: 3,178 shares per fiscal quarter during 2006 and through the first half of 2007, 2,523 per fiscal quarter from the second half of 2007 through the first half of 2008, and 933 shares per fiscal quarter during the second half of 2008 and the first half of 2009.

As of December 31, 2005, based on the closing market price of ordinary shares of Dexia on that date, the aggregate holdings and market values of Dexia restricted stock by each named executive officer are set forth below. These amounts exclude Dexia restricted stock awarded in February 2006 and included in the summary compensation table:

Name	Number of Unvested Dexia Shares	Market Value
Robert P. Cochran	13,301	$307,020
Séan W. McCarthy	14,464	333,856
Bruce E. Stern	5,207	120,187
Russell B. Brewer II	5,207	120,187
Joseph W. Simon	4,629	106,846

Prior to adopting the 2004 Equity Plan, the Company did not have an equity plan that contemplated awards of Dexia restricted stock. The Dexia restricted stock awards for the year ended December 31, 2004 (which awards were made in February 2005), were the first awards made under the 2004 Equity Plan. In its annual report on Form 10-K for the year 2004, the Company disclosed the awards to the named executive officers in its discussion of the 2004 Equity Plan under the caption “Dexia Restricted Stock,” but did not disclose the Dexia restricted stock awards in the Summary Compensation Table. The Company has corrected its disclosure in the Summary Compensation Table above.

(4)          All Other Compensation includes contributions by the Company to its Supplemental Executive Retirement Plan (“SERP”) and to its defined contribution pension plan (the “Pension Plan”), as follows:

	2005		2004		2003
Officer	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Robert P. Cochran	$18,900	$71,100	$18,450	$71,550	$18,000	$72,000
Séan W. McCarthy	18,900	71,100	18,450	71,550	18,000	72,000
Bruce E. Stern	18,900	71,100	18,450	71,550	18,000	62,100
Russell B. Brewer II	18,900	71,100	18,450	71,550	18,000	57,600
Joseph W. Simon	18,900	71,100	18,450	48,150	9,000	24,300

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

•       annual bonus equal to a minimum percentage of a “bonus pool” determined pursuant to formulae from time to time determined by the Human Resources Committee of the Board of Directors; and

•       annual awards of performance shares under the Company’s 1993 Equity Participation Plan, as amended (the “1993 Equity Plan”) and 2004 Equity Plan (together, the “Equity Plans”), having an estimated economic value at least equal to the employee’s 2004 performance shares award. Each performance share represents the economic value of up to two shares of common stock of the Company, and not just appreciation in share value, as is the case with a stock option. For additional information, see “—Equity Plans—Performance Shares.”

The 2005 bonus pool guidelines contemplated a bonus pool equal to 11.25% of the growth in adjusted book value for the year, including a return on equity modifier. A similar guideline is expected to apply in 2006. An additional reserve bonus pool made up of previously earned but undistributed bonus pool allocations from prior years, equal to approximately $25.3 million after giving effect to 2005 bonuses (paid in the first quarter of 2006), could also be distributable. Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.0% and 4.0%, respectively, of the bonus pool. The employment agreements provide that an additional 2.0% of the bonus pool will be allocated among those two executive officers as determined by the Human Resources Committee.

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

•       twice his annual base salary at the rate then in effect and twice his average annual bonus for the two immediately prior years;

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

The Company’s severance policy for senior management entitles Messrs. Brewer, Simon and Stern to 12 months of compensation, in each case, if terminated without cause and based on current salary and bonus (or, in certain events, prior compensation if higher). The severance policy provides reimbursement (on a grossed-up basis) for any “golden parachute” excise taxes payable by employees upon their termination of employment.

The Equity Plans provide for accelerated vesting and payment of performance shares and restricted stock of Dexia awarded under the 2004 Equity Plan, if any, upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plans. Each of the named executive officers holds performance shares and Dexia restricted stock awarded under the Equity Plans.

The 1993 Equity Plan provides that the Company’s Board of Directors may elect to continue the plan and the 2004 Equity Plan provides that the plan shall automatically continue if a change in control occurs. Following a “plan continuation,” performance shares and Dexia restricted stock are not accelerated, but vest and are payable as if no change in control had occurred, except in the case of any employee who is terminated without cause or leaves for “good reason” following the change in control.

Compensation of Directors

Each director of the Company who is not an officer of the Company or Dexia received a fee of $50,000 per annum for service as a director and an additional annual fee of $20,000 if Chairman of the Underwriting Committee or Audit Committee of the Board of Directors or $5,000 if Chairman of another Committee of the Board of Directors. Each director also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company’s Deferred Compensation Plan (the “DCP”) and to participate in the director share purchase program.

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

The purchase price for each restricted share acquired by a director or put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share (“ABV per share”), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plans. The purchase price per share, determined pursuant to such formula, was $178.00 as of December 31, 2005. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share for a terminated director freezes at the end of the calendar quarter including the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

Sales under the program are not registered under the Securities Act in reliance upon an exemption from registration under Section 4(2) of that Act. None of the directors made any additional direct or phantom investments under the Director Share Purchase Program during 2003, or any direct investments after 2002, the year of inception of the Program. During 2004, one director invested in 1,890 phantom shares and during 2005 one director purchased 6,199 shares outright. For more information regarding the directors’ share ownership, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Equity Plans

In November 2004, the Company adopted the 2004 Equity Plan, to be used for equity compensation awards to Company executives and employees in lieu of the 1993 Equity Plan. The 2004 Equity Plan provides for awards of:

•       performance shares,

•       Dexia restricted stock, and

•       performance share units comprised of performance shares and Dexia restricted stock.

The following table sets forth a summary of the performance share units awarded to each of the named executive officers for the year ended December 31, 2005 (which awards were made in February 2006), as well as the number of performance shares and Dexia restricted shares the awards were comprised of:

Name	Number of Performance Share Units		Number of Performance Shares (“PS”) and Dexia Restricted Shares
Robert P. Cochran	34,000	Comprised of:	30,600 PS and 19,591 Dexia shares
Séan W. McCarthy	25,000	Comprised of:	22,500 PS and 14,405 Dexia shares
Bruce E. Stern	9,000	Comprised of:	8,100 PS and 5,186 Dexia shares
Russell B. Brewer II	9,000	Comprised of:	8,100 PS and 5,186 Dexia shares
Joseph W. Simon	9,000	Comprised of:	8,100 PS and 5,186 Dexia shares

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

The following table sets forth (a) a summary of performance shares awarded to each of the named executive officers for the year ended December 31, 2005 (which awards were made in February 2006), (b) the applicable performance period until payout and (c) the related estimated future payouts at the stated assumed annual rates of adjusted book value per share and book value per share growth.

Long-Term Incentive Plans Awards in 2005(1)

	Performance	Performance	Estimated Future Payouts(3)
Name	Shares Awarded	Period Until Payout	Threshold (no. of shares)	Target (no. of shares)	Maximum (no. of shares)
Robert P. Cochran	30,600	(2)	0	30,600	61,200
Séan W. McCarthy	22,500	(2)	0	22,500	45,000
Bruce E. Stern	8,100	(2)	0	8,100	16,200
Russell B. Brewer II	8,100	(2)	0	8,100	16,200
Joseph W. Simon	8,100	(2)	0	8,100	16,200

(1)          These performance shares were awarded under the 2004 Equity Plan in February 2006 for the year ended December 31, 2005. The table excludes performance shares awarded in February 2005 for the year ended December 31, 2004, which are set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management—Performance Shares” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(2)          One-third of each award relates to the three-year performance cycle ending December 31, 2008 and two-thirds of each award relates to the three-year performance cycle ending December 31, 2009. Awards are payable shortly following completion of the applicable performance cycle, subject to earlier payment in certain circumstances or to deferral. Such performance shares vest at the completion of the applicable performance cycle, subject to rules pertaining to the recipient’s death, disability, retirement or termination of employment, or change-in-control transactions.

(3)          The actual dollar value received by a holder of performance shares, in general, varies in accordance with the average of the annual rate of growth in “adjusted book value” and “book value” per share (“ROE”) of common stock during an applicable “performance cycle” and the value of common stock at the time of payout of such performance shares. For purposes of the foregoing, adjusted book value per share and book value per share are adjusted to exclude the after-tax change in accumulated other comprehensive income. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company’s Investment Portfolio. With respect to the performance shares described in the table above, (a) if ROE is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle; (b) if ROE is 13% per annum for any performance cycle, a number of shares of common stock equal to 100% of the number of performance shares will be earned for that performance cycle; and (c) if ROE is 19% per annum or higher for any performance cycle, a number of shares of common stock equal to 200% of the number of performance shares will be earned for that performance cycle. If ROE is between 7% and 19%, the payout percentage will be interpolated. So long as the Company’s common stock is not publicly traded, the Company expects to pay its performance shares in cash rather than stock, with shares valued at the greater of (1) 0.85 times “adjusted book value” per share and (2) the average of (a) 1.15 times “adjusted book value” per share and (b) 14 times “operating earnings” per share (each such term as defined in the Equity Plans). At December 31, 2005, the estimated present value of one performance share at a one-times payout was $139.00 per share.

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

The following table sets forth a summary of Dexia restricted stock awarded to each of the named executive officers for the year ended December 31, 2005 (which awards were made in February 2006) as a component of Performance Share Units.

Dexia Restricted Stock Awarded For 2005

Name	Dexia Restricted Shares Awarded
Robert P. Cochran	19,591
Séan W. McCarthy	14,405
Bruce E. Stern	5,186
Russell B. Brewer II	5,186
Joseph W. Simon	5,186

For additional information regarding awards of Dexia restricted stock, see note (3) to the table entitled “Summary Compensation Table,” above.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee consisted of Messrs. Maxwell (Chairman), Cochran, Deletre, Downey, Richard and Taylor during 2005. In February 2006, Mr. Downey was named Chairman of the Committee, Axel Miller was elected to the Committee, and Messrs. Maxwell and Richard ceased to be members. Except for Messrs. Cochran and Taylor, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Richard is the Chairman of the Board of Directors of Dexia, Mr. Miller is the Group Chief Executive Officer and Chairman of the Management Board of Dexia, and Mr. Deletre is a member of the Executive Board of Dexia Crédit Local.

As described in “Director Share Purchase Program,” above, members of the Human Resources Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company’s DCP or SERP.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5% Shareholders

The following table sets forth certain information regarding beneficial ownership of the Company’s equity at March 15, 2006 as to each person known by the Company to beneficially own, within the meaning of the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common stock, par value	Dexia S.A.(1)	32,871,753 shares(1)(2)	98.8	%(2)
$.01 per share	7 à 11 quai André Citröen BP-1002
	75 901 Paris Cedex 15, France
	Boulevard Pachéco 44 B-1000 Brussels, Belgium

(1)          Shares are held indirectly through a subsidiary of Dexia.

(2)          For purposes of this table, Dexia is not deemed to be the beneficial owner of 254,756 shares acquired by the Company in connection with the Director Share Purchase Program described in “Item 11.

Executive Compensation—Director Share Purchase Program.” Ownership percentage is calculated based on 33,263,259 shares of common stock outstanding at March 15, 2006, which excludes such shares acquired by the Company.

Directors and Executive Officers

Ownership of Company Common Stock

The following table sets forth certain information regarding beneficial and economic ownership of the Company’s common stock at March 15, 2006 for (a) each director of the Company, (b) each executive officer named under “Executive Compensation Summary Compensation Table” and (c) all executive officers and directors of the Company as a group.

Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Dirk Bruneel(2)	—	—
Robert P. Cochran	41,744	253,491
Bruno Deletre(2)	—	—
Robert N. Downey	20,159	29,259
Jacques Guerber(2)	—	—
Séan W. McCarthy	—	116,719
David O. Maxwell	6,009	19,299
Axel Miller(2)	—	—
James H. Ozanne	—	24,591
Pierre Richard(2)	—	—
Roger K. Taylor	—	96,489
George U. Wyper	6,199	6,199
Rembert von Lowis(2)	—	—
Bruce E. Stern	—	32,867
Russell B. Brewer II	—	32,867
Joseph W. Simon	—	25,633
All executive officers and directors as a group (15 persons)	74,111	637,414

(1)          Shares beneficially owned were acquired under the Company’s Director Share Purchase Program described under “Item 11. Executive Compensation—Director Share Purchase Program.” To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) deemed investments in the Company’s common stock under the Director Share Purchase Program, and  (b) performance shares, with each performance share treated as one share of common stock, in the amounts shown below (excluding fractional shares):

Officer	Performance Shares
Robert P. Cochran	126,533
Séan W. McCarthy	90,667
Bruce E. Stern	32,867
Russell B. Brewer II	32,867
Joseph W. Simon	25,633

In December 2000, the Company acquired 301,095 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program’s inception date under the DCP and SERP. The Company held 254,736 of those shares as of December 31, 2005.

(2)          Messrs. Bruneel, Deletre, Guerber, Miller, Richard and von Lowis are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 98.8% of the Company’s common stock.

The Company is not aware of any arrangements that may result in a change in control of the Company.

Ownership of Dexia Common Stock

The following table sets forth beneficial ownership of common shares of the Company’s parent, Dexia, at March 15, 2006, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Dirk Bruneel	42,429
Robert P. Cochran(2)	743,679
Bruno Deletre	1,189
Robert N. Downey	—
Jacques Guerber	8,994
Séan W. McCarthy(2)	613,599
David O. Maxwell	—
Axel Miller	200
James H. Ozanne	—
Pierre Richard	40,210
Roger K. Taylor	247,750
George U. Wyper	—
Rembert von Lowis	75,372
Bruce E. Stern(2)	225,115
Russell B. Brewer II(2)	223,555
Joseph W. Simon(2)	42,005
All executive officers and directors as a group (15 persons)	2,264,097

(1)          Dexia has provided the Company with information regarding shares owned by Messrs. Bruneel, Deletre, Guerber, Miller, Richard and von Lowis, and has advised the Company that:

(a)          shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)         as of December 31, 2005, the total number of outstanding Dexia shares was 1,107,469,030, so that together the Company’s executive officers and directors owned 0.20% of Dexia shares and the maximum amount owned by any of the Company’s executive officers and directors represents 0.07% of Dexia shares.

A majority of the shares set forth above were acquired under the Employee Share Plans sponsored by Dexia from 2000 to 2005. All employees of the Company were allowed to participate in these plans. The number of shares an employee is entitled to purchase under these plans is a function of the employee’s compensation for the prior year of service. These plans allowed employees to purchase ordinary shares of Dexia stock at a 15% to 20% discount from market value, but restricted the ability to dispose of such shares for a five-year period following purchase, subject to limited exceptions. Shares purchased under these plans include shares acquired under “leveraged options.” Employees who purchased shares under the leveraged options are entitled to the upside from ten shares for each share purchased with his or her own funds and benefit from a “floor” guarantying a return of invested funds following expiration of the five-year investment period. A third party financial institution is entitled to (1) all dividends paid on the leveraged shares and (2) a specified percentage of any share appreciation during the five-year investment period in the case of the “standard” leveraged option, and of the average monthly share appreciation during a 52-month period commencing six months after inception of the five-year investment period in the case of the “average” leveraged option. These percentages are as follows:  38% (for 2001), 40% (for 2002), 40% (for 2003 for the standard leveraged option), 20% (for 2003 for the average leveraged option), 35% (for 2004 for the standard leveraged option), 15% (for 2004 for the average leveraged option), 20% (for 2005 for the standard leveraged option) and 0.5% (for 2005 for the average leveraged option).

Officer	Leveraged Shares
Robert P. Cochran	709,280
Séan W. McCarthy	584,730
Bruce E. Stern	206,650
Russell B. Brewer II	209,050
Joseph W. Simon	32,190

(2)          Includes shares granted under the 2004 Equity Plan, as described in “Item 11. Executive Compensation—Equity Plans.” Generally, one third of an award of Dexia restricted stock vests after 2.5 years and two thirds vests after 3.5 years, with transfer restrictions lapsing on one third of each award after three years and on two thirds of each award after four years.

Securities Available Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Catebgory	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	0	Not applicable	2,698,200	(3)
Equity compensation plans not approved by security holders(2)	—	—	—
Total	0	Not applicable	2,698,200

(1)          The Company currently maintains one such plan, the 2004 Equity Plan. A second plan, the Director Share Purchase Program, permits each director of the Company to purchase, directly from Dexia Holdings or through “phantom” investments in the Company’s DCP or SERP, up to 126,958 shares of common stock. However, such shares are already issued and outstanding. As of December 31, 2005, there were 1,194,649 shares available under the Director Share Purchase Program, based on the number of directors as of December 31, 2005 (12) and deducting shares that have already been purchased. See  “Item 11. Executive Compensation” for further discussion of these plans.

(2)          All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

(3)          Shares available for future issuance under the 2004 Equity Plan. Since its inception, up to 3,300,000 shares of common stock have been available for distribution under the 2004 Equity Plan in respect of performance shares. Such shares may be newly issued shares, treasury shares or shares purchased in the open market.  If performance shares awarded under the 2004 Equity Plan are forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan. So long as the Company’s common stock is not registered under the Exchange Act, the Company expects to pay its performance shares in cash rather than stock.

Item 13.                 Certain Relationships and Related Transactions.

Financial Guaranty Transactions

Since the Company’s merger with a subsidiary of Dexia in July 2000, various affiliates of Dexia, including certain wholly owned bank subsidiaries and/or their U.S. branches, have participated in transactions in which subsidiaries of the Company have provided financial guaranty insurance. For example, Dexia affiliates have provided liquidity facilities and letters of credit in FSA-insured transactions, and been the beneficiary of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties. See Note 14 to the Consolidated Financial Statements in Item 8.

Director Share Purchase Program

As of December 31, 2005, directors were entitled to purchase up to 126,958 of actual or phantom shares of the Company’s common stock, as described in “Item 11. Executive Compensation—Director Share Purchase Program.”

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

Item 14.                 Principal Accounting Fees and Services.

Aggregate fees (in thousands) for professional services by PricewaterhouseCoopers LLP invoiced in 2005 and 2004, were:

	2005	2004
Audit	$2,033.9	$1,084.5
Audit related	392.1	367.7
Tax	328.0	536.1
Total	$2,754.0	$1,988.3

Audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the Company’s Consolidated Financial Statements, audits of the Subsidiaries, and issuance of consents. Included in this amount is $0.2 million and $0.2 million in fees relating to consents that are reimbursed to the Company by the issuers of FSA-insured deals for the years ended December 31, 2005 and 2004, respectively.

Audit related fees for the years ended December 31, 2005 and 2004 were for assurance and related services related to the Company’s retirement plans and consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2005 and 2004 were for services related to tax compliance, including the preparation of tax returns for expatriates, assistance with tax audits and appeals, and tax services for employee benefit plans.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company’s Bond of Directors pre-approves all audit and non-audit related fees paid to the Company’s auditors.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1.   Consolidated Financial Statements

Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

2.   Financial Statement Schedules

The following financial statement schedule is filed as part of this Report.

Schedule	Title
II	Parent Company Condensed Financial Information at December 31, 2005 and 2004 and for the Years Ended December 31, 2005, 2004 and 2003.
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

10.3†

1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated December 17, 2004 and filed on December 17, 2004 (the “December 2004 Form 8-K”), and incorporated herein by reference.)

10.4†	2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004. (Previously filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference.
10.5†

Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001 (the “June 30, 2001 10-Q”), and incorporated herein by reference.)

10.6†

2004 Equity Participation Plan (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 1-12644) dated November 18, 2004 and filed on November 23, 2004 (the “November 2004 Form 8-K”) and incorporated herein by reference.)

10.6A†

2004 Equity Participation Plan, as amended on September 15, 2005. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference.)

10.6B†

2004 Equity Participation Plan, as amended on February 16, 2006. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2006 (the “February 16, 2006 8-K”), and incorporated herein by reference.)

10.6C†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to the March 31, 2005 10-Q, and incorporated herein by reference.)

10.6D†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006. (Previously filed as Exhibit 10.2 to the February 16, 2006 8-K, and incorporated herein by reference.)

10.6E†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)

10.6F†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)

10.7†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)
10.8†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.9†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)
10.10†

Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)

10.11†

Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the “December 31, 2000 10-K”), and incorporated herein by reference.)

10.12†

Employment Agreement dated as of July 5, 2004 by and between the Company and Robert P. Cochran. (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2004 (the “September 30, 2004 10-Q”), and incorporated herein by reference.)

10.13†	Employment Agreement dated as of July 5, 2004 by and between the Company and Séan W. McCarthy. (Previously filed as Exhibit 10.2 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.14†	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline. (Previously filed as Exhibit 10.3 to the September 30, 2004 10-Q, and incorporated herein by reference.)
10.15

Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Previously filed as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2003 (the “June 30, 2003 10-Q”), and incorporated herein by reference.)

10.16	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Previously filed as Exhibit 99.6 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.17	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Previously filed as Exhibit 99.7 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.18	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Previously filed as Exhibit 99.8 to the June 30, 2003 10-Q, and incorporated herein by reference.)
21*	List of Subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
24.1

Powers of Attorney. (Previously filed as Exhibit 24 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002 and as Exhibit 24.2 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004, and incorporated herein by reference.)

24.2	Power of Attorney.*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Security Assurance Inc. and Subsidiaries 2005 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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
Dated: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. COCHRAN	Chairman, Chief Executive Officer and	March 28, 2006
Robert P. Cochran	Director (Principal Executive Officer)
/s/ SÉAN W. MCCARTHY	President, Chief Operating Officer and	March 28, 2006
Séan W. McCarthy	Director
/s/ JOSEPH W. SIMON	Managing Director and Chief Financial	March 28, 2006
Joseph W. Simon	Officer (Principal Financial Officer)
/s/ LAURA A. BIELING	Managing Director and Controller	March 28, 2006
Laura A. Bieling	(Principal Accounting Officer)
/s/ DIRK BRUNEEL	Director	March 28, 2006
Dirk Bruneel
/s/ BRUNO DELETRE	Director	March 28, 2006
Bruno Deletre
/s/ ROBERT N. DOWNEY	Director	March 28, 2006
Robert N. Downey
/s/ JACQUES GUERBER	Director	March 28, 2006
Jacques Guerber

/s/ DAVID O. MAXWELL	Director	March 28, 2006
David O. Maxwell
/s/ AXEL MILLER	Director	March 28, 2006
Axel Miller
/s/ JAMES H. OZANNE	Director	March 28, 2006
James H. Ozanne
/s/ PIERRE RICHARD	Vice Chairman and Director	March 28, 2006
Pierre Richard
/s/ ROGER K. TAYLOR	Director	March 28, 2006
Roger K. Taylor
/s/ REMBERT VON LOWIS	Director	March 28, 2006
Rembert von Lowis
/s/ GEORGE U. WYPER	Director	March 28, 2006
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

By:	/s/ ROBERT P. COCHRAN,
Robert P. Cochran
Attorney in fact

Schedule II
Parent Company Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	December 31,
	2005	2004
Assets:
Bonds at market value (amortized cost of $10,923 and $25,301)	$11,158	$25,684
Short-term investments	47,140	220
Cash	1,895	1,058
Investment in subsidiaries, at equity in net assets	3,052,478	2,868,797
Notes receivable from subsidiary	108,850	108,850
Deferred compensation	107,140	112,941
Deferred taxes	34,011	40,843
Due from subsidiaries	67	2,519
Other assets	40,836	39,343
Total Assets	$3,403,575	$3,200,255
Liabilities and Shareholders’ Equity:
Notes Payable	$430,000	$430,000
Other Liabilities	30,293	28,259
Due to subsidiaries	2,832	5,317
Deferred compensation	107,140	112,941
Taxes payable	10,408	12,460
Shareholders’ equity	2,822,902	2,611,278
Total Liabilities and Shareholders’ Equity	$3,403,575	$3,200,255

Condensed Statements of Income
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Investment Income	$6,724	$7,379	$10,077
Net realized gains (losses)	(395)	497	(909)
Other income (loss)	2,152	18,138	27,287
Interest and amortization expense	(26,993)	(26,993)	(33,026)
Commissions	—	—	(703)
Other expenses	(6,539)	(18,451)	(29,023)
Net unrealized gains (losses) on derivative instruments	(304)	1,589	1,638
	(25,355)	(17,841)	(24,659)
Equity in undistributed net income of subsidiaries	332,719	368,139	313,789
Income before taxes	307,364	350,298	289,130
Income tax benefit	18,744	28,309	8,997
Net Income	$326,108	$378,607	$298,127

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Other operating expenses recovered (paid), net	$(1,678)	$(1,271)	$(4,672)
Net investment income received	6,869	8,858	10,357
Federal income taxes received (paid)	—	—	(3,504)
Interest paid	(26,993)	(26,850)	(28,367)
Other	(2,689)	1,489	253
Net cash used for operating activities	(24,491)	(17,774)	(25,933)
Cash flows from investing activities:
Proceeds from sales of bonds	41,837	31,600	27,182
Purchases of bonds	(27,830)	(36,103)	(39,539)
Dividend from subsidiary	87,000	30,000	7,857
Capital contribution	(5,700)	(29,500)	(37,500)
Return of capital from subsidiary	48,000	—	—
Net decrease (increase) in short-term investments	(46,920)	465	9,754
Other investments	—	—	1,000
Net cash used for investing activities	96,387	(3,538)	(31,246)
Cash flows from financing activities:
Issuance of notes payable	—	—	96,673
Repayment of notes payable	—	—	(100,000)
Surplus notes redeemed (purchased), net	—	44,000	60,000
Dividends paid	(71,059)	(22,876)	—
Net cash provided by financing activities	(71,059)	21,124	56,673
Net increase (decrease) in cash	837	(188)	(506)
Cash at beginning of year	1,058	1,246	1,752
Cash at end of year	$1,895	$1,058	$1,246

In 2005, 2004 and 2003, the Company’s subsidiaries received a tax benefit of $4,624, $20,164 and $10,645, respectively, by utilizing the Company’s losses. These balances were recorded as capital contributions.

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year Ended December 31,
	2005	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$326,108	$378,607	$298,127
Equity in undistributed net income of subsidiary	(334,062)	(368,139)	(313,789)
Decrease (increase) in accrued investment income	154	1,373	11
Increase (decrease) in accrued income taxes	(6,676)	(10,821)	(14,337)
Provision (benefit) for deferred income taxes	(12,166)	(10,932)	3,051
Net realized losses (gains) on investments	395	(497)	909
Accretion of bond discount	(23)	96	—
Change in other assets and liabilities	1,779	(7,461)	95
Cash used for operating activities	$(24,491)	$(17,774)	$(25,933)

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

SCHEDULE II
Financial Security Assurance Holdings Ltd. (Parent Company)
Notes to Condensed Financial Statements

1.                 Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto. Certain reclassifications have been made to conform to the current year presentation.

2.                 Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.                 Long-Term Debt

On July 31, 2003, the Company issued $100.0 million principal amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. Debt issuance costs of $3.3 million are being amortized over the life of the Notes. In September 2003, the Company called for redemption, on November 1, 2003, $100.0 million of its 6.95% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2098 and delivered to the trustee sufficient collateral to legally defease the 6.95% Senior QUIDS. Unamortized debt issuance costs of $3.2 million for the 6.95% Senior QUIDS were charged to interest expense in 2003. Subsequently, the trustee used the defeasance collateral to redeem all of the 6.95% Senior QUIDS.

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

4.                 Taxes

In connection with the Dexia group’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains Insurance Group under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2005.