Form 10-Q
period 2006-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2006-05-15
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

At May 10, 2005, there were 33,263,259 outstanding shares of Common Stock of the registrant (excludes 254,736 shares of treasury stock).

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Financial Statements
	Financial Security Assurance Holdings Ltd. and Subsidiaries
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits	31
SIGNATURES		32

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Bonds at fair value (amortized cost of $4,201,193 and $4,219,344)	$4,318,035	$4,382,037
Equity securities at fair value (cost of $54,392 and $54,370)	54,404	54,370
Short-term investments	81,854	182,645
Variable interest entities’ bonds at fair value (amortized cost of $1,154,963 and $1,155,832)	1,155,519	1,155,992
Variable interest entities’ short-term investment portfolio	2,545	2,674
Financial products bond portfolio at fair value (amortized cost of $12,124,791 and $11,754,330)	12,149,378	11,827,824
Financial products short-term investment portfolio	1,130,938	1,015,509
Total investment portfolio	18,892,673	18,621,051
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $49,234 and $52,840)	48,920	55,396
Securitized loans	284,242	296,965
Other	75,853	115,512
Total assets acquired in refinancing transactions	409,015	467,873
Total investments	19,301,688	19,088,924
Cash	55,304	20,117
Deferred acquisition costs	342,795	335,129
Prepaid reinsurance premiums	867,972	865,192
Reinsurance recoverable on unpaid losses	35,008	36,339
Other assets	1,352,868	1,655,941
TOTAL ASSETS	$21,955,635	$22,001,642
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,372,075	$2,375,059
Losses and loss adjustment expense	206,414	205,718
Guaranteed investment contracts and variable interest entities’ debt	14,534,176	14,947,118
Deferred federal income taxes	239,351	231,265
Notes payable	430,000	430,000
Minority interest in variable interest entities	143,162	180,406
Accrued expenses and other liabilities	1,173,462	809,174
TOTAL LIABILITIES AND MINORITY INTEREST	19,098,640	19,178,740
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,190	905,190
Accumulated other comprehensive income (net of deferred income taxes of $50,149 and $84,123)	92,629	156,229
Accumulated earnings	1,858,841	1,761,148
Deferred equity compensation	20,177	20,177
Less treasury stock at cost (254,736 and 254,736 shares held)	(20,177)	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	2,856,995	2,822,902
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$21,955,635	$22,001,642

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2006	2005
REVENUES
Net premiums written	$88,732	$109,502
Net premiums earned	$94,496	$94,881
Net investment income	53,046	49,446
Net realized gains (losses)	(918)	(1,095)
Net interest income from financial products and variable interest entities	176,289	85,351
Financial products net realized gains (losses)	77	(155)
Net realized and unrealized gains (losses) on derivative instruments	58,105	(70,812)
Income from assets acquired in refinancing transactions	6,981	10,188
Net realized gains (losses) from assets acquired in refinancing transactions	675	5,433
Other income	7,386	5,158
TOTAL REVENUES	396,137	178,395
EXPENSES
Losses and loss adjustment expenses	3,285	3,984
Interest expense	6,748	6,748
Policy acquisition costs	16,210	15,408
Financial products and variable interest entities’ foreign exchange (gain) loss	36,466	(57,627)
Net interest expense from financial products and variable interest entities	155,660	100,642
Other operating expenses	31,304	27,009
TOTAL EXPENSES	249,673	96,164
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	146,464	82,231
Provision for income taxes	53,784	15,218
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES	92,680	67,013
Minority interest	37,525	(3,365)
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes of $0 and $2,228	—	(492)
NET INCOME	130,205	63,156
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) arising during period (net of deferred income tax provision (benefit) of $(34,286) and $(16,441))	(64,179)	(34,889)
Less: reclassification adjustment for gains (losses) included in net income (net of deferred income tax provision (benefit) of $(312) and $1,629)	(579)	3,026
Other comprehensive income (loss)	(63,600)	(37,915)
COMPREHENSIVE INCOME	$66,605	$25,241

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2005	$335	$905,190	$156,229	$1,761,148	$20,177	$(20,177)	$2,822,902
Net income for the year				130,205			130,205
Net change in accumulated other comprehensive income (net of deferred income tax provision (benefit) of $(33,974)			(63,600)				(63,600)
Capital contribution
Dividends paid on common stock				(32,512)			(32,512)
BALANCE, March 31, 2006	$335	$905,190	$92,629	$1,858,841	$20,177	$(20,177)	$2,856,995

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Premiums received, net	$36,073	$93,612
Policy acquisition and other operating expenses paid, net	(132,000)	(146,314)
Recoverable advances recovered (paid)	267	13
Losses and loss adjustment expenses (recovered) paid, net	(1,464)	676
Net investment income received	51,900	50,215
Federal income taxes paid	(1,624)	(10,702)
Interest paid on notes	(6,658)	(6,667)
Interest paid on guaranteed investment contracts	(128,984)	(61,995)
Interest received on guaranteed investment contracts portfolio	148,208	64,330
Variable interest entities’ net interest income received	5,569	4,836
Financial products and variable interest entities’ net derivative payments	12,549	4,206
Income received from refinanced assets	5,829	9,133
Other	5,699	5,897
Net cash (used for) provided by operating activities	(4,636)	7,240
Cash flows from investing activities:
Proceeds from sales of bonds	420,218	359,138
Proceeds from maturities of bonds	36,706	43,481
Purchases of bonds	(451,712)	(393,471)
Net decrease in short-term investments	100,791	49,668
Proceeds from sales and maturities of financial products bonds	1,592,669	1,055,831
Purchases of financial products bonds	(1,582,351)	(2,246,326)
Securities purchased under agreements to resell	330,000	—
Net (increase) decrease in financial products short-term investments	(115,429)	(476,636)
Maturities of variable interest entities’ bonds	—	49,095
Net (increase) decrease in variable interest entities’ short-term investments	129	(48,569)
Purchases of property, plant and equipment	(1,018)	(8,785)
Paydowns of assets acquired in refinancing transactions	51,875	22,143
Proceeds from sales of assets acquired in refinancing transactions	4,995	65,184
Other investments	529	(2,658)
Net cash provided by (used for) investing activities	387,402	(1,531,905)
Cash flows from financing activities:
Dividends paid	(32,466)	(17,764)
Securities sold under repurchase agreements	—	(5,656)
Proceeds from issuance of guaranteed investment contracts	713,362	2,488,172
Repayment of guaranteed investment contracts	(986,742)	(911,813)
Repayment of variable interest entities’ debt	(41,500)	(1,500)
Capital issuance costs	(233)	(303)
Net cash provided by (used for) financing activities	(347,579)	1,551,136
Net (decrease) increase in cash	35,187	26,471
Cash at beginning of period	20,117	14,353
Cash at end of period	$55,304	$40,824

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSA Holdings” or, together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). FSA Holdings is primarily engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on municipal and asset-backed obligations. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference specified securities or loans satisfying the Company’s underwriting criteria or reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA Holdings conducts its guaranteed investment contract (“GIC”) business through three consolidated affiliates (collectively, the “GIC Affiliates”) and FSA Asset Management LLC (“FSAM”) (collectively, the “FP Segment”).

The Company is a direct subsidiary of Dexia Holdings, Inc. (“DHI”), which in turn is owned 10% by Dexia S.A. (“Dexia”), a publicly held Belgian corporation, and 90% by Dexia Credit Local S.A., a wholly owned subsidiary of Dexia.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”), Premier International Funding Co. (“Premier”) and Canadian Global Funding Corporation (“Canadian Global”). The majority of Canadian Global’s assets were liquidated and its liabilities satisfied during the third quarter of 2004. The Company has refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

2.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2006 presentation.

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

The following table presents the activity in the non-specific and case reserves for the three months ended March 31, 2006. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	3.3	—	3.3
Transfers	4.1	(4.1)	—
Payments and other decreases	—	(1.3)	(1.3)
March 31, 2006 balance	$123.1	$48.3	$171.4

Management of the Company periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

The gross and net par amounts outstanding on transactions with case reserves were $538.5 million and $454.8 million, respectively, at March 31, 2006. The net case reserves consisted primarily of seven collateralized debt obligation (“CDO”) transactions and one municipal transaction, which collectively accounted for approximately 94.0% of total net case reserves. The remaining nine exposures were in various sectors.

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve and may call their non-specific reserve by a different name, such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the Company’s financial statements at this time.

4.   DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded net earned premium under these agreements of $22.5 million for the three months ended March 31, 2006 and $21.4 million for the three months ended March 31, 2005.

Changes in the fair value of insured CDS, which were gains of $29.2 million for the three months ended March 31, 2006 and losses of $2.6 million for the three months ended March 31, 2005, were recorded in net realized and unrealized gains on derivative instruments in the condensed consolidated statements of operations and comprehensive income. The Company included net par outstanding of $72.2 billion and $66.6 billion relating to these CDS transactions at March 31, 2006 and December 31, 2005, respectively, in the asset-backed balances in Note 5. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average remaining life of these contracts as of March 31, 2006 is 3.0 years. The inception-to-date gain on the balance sheet was an asset of $86.6 million at March 31, 2006 and $57.4 million at December 31, 2005 and is recorded in other assets.

Interest Rate and Foreign Exchange Rate Derivatives

The Company enters into derivative contracts to manage interest-rate and foreign currency exposure in the portfolio of invested assets of the FP Segment (the “FP Investment Portfolio”), GICs, VIE debt and the portfolio of securities owned by VIEs (the “VIE Bond Portfolio”). All gains and losses from changes in the fair value of derivatives that do not qualify for hedge accounting are recognized immediately in the condensed consolidated statements of operations and comprehensive income. These derivatives generally include interest-rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. Hedge accounting is applied to derivatives designated as hedging instruments in a fair-value hedge, provided certain criteria are met. Effective January 1, 2006, the Company designated most interest rate swaps on its FP GICs as fair value hedges for accounting purposes.

The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $142.1 million and $56.9 million at March 31, 2006 and December 31, 2005, respectively, is recorded in other assets or accrued expenses and other liabilities. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE Bond portfolio of $396.5 million and $433.7 million at March 31, 2006 and December 31, 2005, respectively, is recorded in other assets.

In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. An effective hedge is defined as a hedge that falls within an 80% to 125% correlation range. The difference between a perfect hedge (i.e., one that correlates exactly

100%) and the actual correlation within the 80% to 125% range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% range. The table below presents the net gain (loss) related to the ineffective portion of the Company’s fair value hedges and net gain (loss) related to failed hedges (in millions).

	Three Months Ended March 31,
	2006	2005
Ineffective portion of fair value hedges(1)	$5.6	$—
Failed hedges	(0.2)	—

(1)          Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivatives may include swaptions, caps and other derivatives which are used principally as protection against large interest-rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income.

5.   OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on municipal and asset-backed (including FSA-insured CDS) obligations. The gross amount of financial guaranties in force (principal and interest) was $670.6 billion at March 31, 2006 and $668.2 billion at December 31, 2005. The net amount of financial guaranties in force was $482.3 billion at March 31, 2006 and $480.2 billion at December 31, 2005. The Company limits its exposure to losses from writing financial guaranties by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance and collateral.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio included the following amounts by type of issues (in millions) at March 31, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Issues	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
General obligation bonds	$90,519	$88,922	$25,839	$25,288
Housing revenue bonds	7,517	7,585	2,121	2,153
Municipal utility revenue bonds	37,522	37,245	14,067	14,092
Health care revenue bonds	12,026	11,789	9,129	8,889
Tax-supported non-general obligation bonds	40,674	40,622	16,714	16,776
Transportation revenue bonds	14,784	14,695	9,009	8,944
Other domestic municipal bonds	14,080	13,955	4,738	4,905
International obligations	13,195	12,247	10,203	9,417
Total municipal obligations	$230,317	$227,060	$91,820	$90,464

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) included the following amounts by type of collateral (in millions) at March 31, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Collateral	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Residential mortgages	$16,202	$18,401	$2,702	$3,056
Consumer receivables	7,737	8,366	1,417	1,569
Pooled corporate obligations	47,977	47,253	10,573	11,141
Other domestic asset-backed obligations (1)	7,179	7,328	2,938	2,890
International obligations	30,110	29,075	10,990	11,487
Total asset-backed obligations	$109,205	$110,423	$28,620	$30,143

(1)          Excludes net par outstanding of $13,126 million as of March 31, 2006 and $13,463 million as of December 31, 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

6.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. As of March 31, 2006, interest rates were between 1.0% and 6.07% per annum on outstanding GICs and between 1.12% and 6.20% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $(160.2) million and include accretion of $839.5 million. VIE debt includes $1,067.4 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2006, each of the next four calendar years and thereafter:

Principal Amount
2006	$3,058.6
2007	1,882.6
2008	868.1
2009	1,372.0
2010	2,215.2
Thereafter	7,204.8
Total	$16,601.3

7.   SEGMENT REPORTING

The Company operates in two business segments:  financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on municipal and asset-backed obligations. It also includes the results of the VIEs. The FP Segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. GICs provide for the return of principal and the payment of interest at pre-specified rates.

The following tables present total revenues, total expenses, and pretax segment operating earnings for the three months ended March 31, 2006 and 2005 (in thousands). Pretax segment operating earnings principally excludes the fair value adjustments on CDS and economic interest-rate hedges.

	Three Months Ended March 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$187,254	$208,883	$—	$396,137
Intersegment	12,968	9,846	(22,814)	—
Expenses:
External	(109,233)	(140,440)	—	(249,673)
Intersegment	(9,846)	(12,968)	22,814	—
Less:
SFAS133 CDS and economic interest- rate hedge fair value loss (gain)	23,705	(51,788)	—	(28,083)
Pretax segment operating earnings	$104,848	$13,533	$—	$118,381
Segment assets	$10,051,125	$13,817,218	$(1,912,709)	$21,955,635

	Three Months Ended March 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$127,765	$50,630	$—	$178,395
Intersegment	7,440	10,202	(17,642)	—
Expenses:
External	(17,512)	(78,652)	—	(96,164)
Intersegment	(10,202)	(7,440)	17,642	—
Plus:
Equity in earnings and minority interest on FSA International	(667)	—	—	(667)
Less:
SFAS133 CDS and economic interest-rate hedge fair value loss (gain)	1,212	30,433	—	31,645
Pretax segment operating earnings	$108,036	$5,173	$—	$113,209

The following tables present a reconciliation of the pretax segment operating earnings disclosed above to net income.

	Three Months Ended March 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$104,848	$13,533	—	$118,381
SFAS133 CDS and economic interest-rate hedge fair value loss (gain)	(23,705)	51,788	—	28,083
Minority interest on VIEs				37,525
Taxes				(53,784)
Net income				$130,205

	Three Months Ended March 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$108,036	$5,173	—	$113,209
SFAS133 CDS and economic interest-rate hedge fair value loss (gain)	(1,212)	(30,433)	—	(31,645)
Minority interest on VIEs				(962)
Taxes				(17,446)
Net income				$63,156

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the FP Investment Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

8.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Other assets:
Fair value of VIE swaps	$396,521	$433,670
Fair-value adjustments on CDS	86,537	57,372
VIE other invested assets	143,080	146,710
Securities purchased under agreements to resell	20,000	350,000
Deferred compensation trust	116,853	107,140
Tax and loss bonds	110,439	105,324
Accrued interest on VIE swaps	125,872	108,421
Accrued interest income	81,333	76,295
Other assets	272,233	271,009
Total other assets	$1,352,868	$1,655,941

	March 31, 2006	December 31, 2005
Accrued expenses and other liabilities:
Payable for securities purchased	$453,154	$91,529
Deferred compensation trust	116,853	107,140
Equity participation plan	68,544	116,887
Accrued interest on FP GICs	90,774	82,084
Fair-value adjustments on derivatives	144,580	61,924
Other liabilities	299,557	349,610
Total accrued expenses and other liabilities	$1,173,462	$809,174

9.   SUBSEQUENT EVENTS

On April 28, 2006, the Company increased its ownership of ordinary shares of FSA Global, a consolidated VIE, from 29% to 49% through an acquisition of shares from an unaffiliated third party. Immediately thereafter, FSA Global’s charter documents were amended to create a new class of nonvoting preference shares, which was issued to the Company. Holders of such preference shares have exclusive rights to any future dividends and, upon any winding up of FSA Global, all net assets available for distribution to shareholders (after a distribution of $250,000 to the ordinary shares). As a result of the issuance of such preference shares, (a) a substantive sale and purchase of an interest took place between the ordinary shareholders of FSA Global and the Company, resulting in an assessment and recording of the fair value of the assets and liabilities sold and purchased at the time of such transaction, and (b) the minority interest liability of the Company associated with FSA Global (except for the limited residual amount related to the 51% of the ordinary shares of FSA Global not owned by the Company) was eliminated.

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

For the first quarter of 2006, net income increased 106.2% to $130.2 million, primarily due to changes in fair value of insured credit default swaps and economic interest-rate hedges which do not qualify for hedge accounting. Gross premiums written for the first three months decreased 23.1% to $126.1 million. Shareholders’ equity increased 1.2% to $2.9 billion after dividends of $32.5 million and declines in the fair value of the Company’s investment portfolios.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended March 31,
	2006	2005
	(in millions)
Premiums written, net of reinsurance	$88.7	$109.5
Premiums earned, net of reinsurance	94.5	94.9
Net premiums earned excluding refundings and prepayments	85.4	85.5

New Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by FSA and its subsidiaries and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $126.5 million in the three months ended March 31, 2006 and $192.7 million in the three months ended March 31, 2005. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

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

The Company’s insurance policies and insured CDS are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, current-period premium production, as distinct from earned premiums, represents premiums to be earned in the future.

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

PV premiums originated is a measure of gross origination activity, and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection, which may be considerable, employed by the Company to manage its credit exposures. PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its insurance investment portfolio for the previous three years. This rate serves as a proxy for the return that could be achieved if the premiums had been received upfront. The estimated installment premium receipts are determined based on each installment policy’s projected par balance outstanding multiplied by its premium rate. The Company estimates the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 5.07% for 2006 originations and 5.30% for 2005 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended March 31,
	2006	2005
	(in millions)
Gross premiums written	$126.1	$164.0
Gross installment premiums received	(55.3)	(76.9)
Gross upfront premiums originated	70.8	87.1
PV estimated installment premiums originated	40.7	92.8
PV premiums originated	$111.5	$179.9

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured in the Company’s three major business sectors for the first quarters of 2006 and 2005.

U.S. Municipal Originations

	Three Months Ended March 31,
	2006	2005
Gross par insured (in billions)	$7.3	$12.3
Gross PV premiums originated (in millions)	54.3	76.8

Due primarily to a sharp decline in refundings, volume in the municipal new-issue market declined 28% to approximately $70.9 billion in the first quarter of 2006. Insurance penetration was approximately 46%, compared with 62% in the first quarter of 2005. FSA insured approximately 23% of the par amount of insured new municipal bond issues sold year-to-date.

Including both primary and secondary U.S. municipal obligations with closing dates in the first quarter, the par amount insured by the Company decreased 40.3%, while PV premiums originated decreased 29.2%, largely due to the overall lower par volume, partly offset by a number of relatively high-premium utility and transportation issues.

U.S. Asset-Backed Originations

	Three Months Ended March 31,
	2006	2005
Gross par insured (in billions)	$4.3	$4.2
Gross PV premiums originated (in millions)	25.9	60.8

With credit-quality spreads near their all-time tightest levels, first-quarter U.S. asset-backed originations increased 2.1% in par insured and decreased 57.5% in PV premiums originated. Most of the decline in PV premium originations occurred because production in the first quarter of last year was augmented by premiums relating to amendments to certain existing transactions, which produced PV premiums without any corresponding increase in par insured. The business was diverse across sectors, with consumer finance making the largest contribution to PV premium production. Additionally, pooled corporate PV premiums declined.

International Originations

	Three Months Ended March 31,
	2006	2005
Gross par insured (in billions)	$5.2	$4.5
Gross PV premiums originated (in millions)	31.3	42.3

First-quarter international par insured increased 15.5%, primarily due to the public infrastructure sector, in which the Company closed utility and transportation transactions in the United Kingdom, Hungary, Austria and Australia. However, total international PV premiums originated decreased 26.2%, primarily because asset-backed par insured included one large Super Triple-A credit default swap with a relatively short average life and low premium rate. Actual premiums could differ from this amount due to exchange-rate fluctuations.

Financial Products Originations

The FP Segment produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

GICs are issued at or converted into LIBOR-based floating-rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the current-period investment revenue and borrowing cost, net of derivatives used to hedge interest rate and currency risk, is the FP NIM.

PV NIM originated represents the difference between the present value of estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of the expected results of derivatives used to hedge interest-rate risk. The Company’s future positive interest-rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

Net interest income and net interest expense are reflected in the condensed consolidated statements of operations and comprehensive income but are limited to current-period earnings. As GIC contracts extend beyond the current period, management considers the non-GAAP measure PV NIM to be a useful indicator of future FP NIM to be earned and includes it in the non-GAAP measure adjusted book value (“ABV”) as an element of intrinsic value that is not found in GAAP book value.

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

Financial Products PV NIM Originated

	Three Months Ended March 31
	2006	2005
	(in millions)
PV NIM originated	$15.0	$12.8

PV NIM originated increased 17.7% for the first quarter. While the market for asset-backed investments was characterized by high liquidity and tight spreads, the Company was able to identify some longer term, highly rated investments.

Operating Earnings and Adjusted Book Value

In addition to evaluating the Company’s GAAP financial information, management evaluates the Company’s business using certain non-GAAP performance measures that management refers to as operating earnings and ABV. Management uses these two metrics to measure the Company’s performance and to calculate the Company’s long-term incentive compensation and the annual bonus pool. Management refers to this information in its presentations with rating agencies and the Board of Directors. While these metrics are not substitutes for reported results under GAAP, management regards operating earnings and ABV as meaningful indicators of operational performance that supplement the information available from GAAP measures.

While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings is an important additional measure for providing a more complete understanding of the Company’s results of operations. The Company defines operating earnings as net income before the effects of fair value adjustments for two items:

1.                economic interest-rate derivatives that are intended to hedge interest-rate risk but do not meet the criteria to receive hedge accounting treatment under SFAS 133 (“economic interest-rate hedges”); and

2.                FSA-insured CDS that have investment-grade underlying credit quality and that must be marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to economic interest-rate hedges arise in both the financial guaranty and FP segments, caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for hedge accounting treatment under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest-rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest-rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest cash flow. Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-market value of open futures positions is added back to operating earnings.

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

Operating earnings are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike GAAP, there is no comprehensive, authoritative guidance for management reporting. The Company’s operating earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company’s operating earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, should not compare the Company’s performance with that of other financial guaranty companies based upon operating earnings. Operating earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company’s board of directors and rating agencies to assess performance.

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, in reversing the unrealized gains and losses that result from application of SFAS 133 to derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation presents the economic substance of its FP Segment and the business of FSA Global, the presentation understates GAAP earnings volatility.

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

For the three months ended March 31, 2006, the Company’s operating earnings increased 4.0% to $87.6 million. The following table reconciles net income to non-GAAP operating earnings:

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended March 31,
	2006	2005(2)
	(in millions)
Net income	$130.2	$63.2
Less fair-value adjustments for economic interest-rate hedges, net of taxes(1)	23.6	(19.4)
Less fair value adjustments for insured CDS, net of taxes	19.0	(1.6)
Operating earnings	$87.6	$84.2

(1)          See following table for a more detailed presentation of fair-value adjustments for economic interest-rate hedges.

(2)          Prior year balances have been reclassified to conform to current year presentation.

Fair-Value Adjustments for Economic Interest-Rate Hedges

	Three Months Ended March 31,
	2006	2005
	(in millions)
Fair-value adjustment for economic interest-rate hedges—FP Segment	$51.8	$(30.4)
Fair-value adjustment for economic interest-rate hedges—VIEs	(52.9)	1.4
VIE minority interest	37.5	(1.0)
Tax effect	(12.8)	10.6
Total fair-value adjustments for economic interest-rate hedges	$23.6	$(19.4)

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

Management considers ABV an operating measure of the Company’s intrinsic value. Because the Company records a non-specific reserve, book value reflects an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of future premiums or future NIM, are generally non-cancelable and represent a claim to future cash flows. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the ABV growth rate.

The ABV metric is limited because it reflects the accelerated realization of certain assets and liabilities through equity and relies on an estimate of the amount and timing of the receipt of installment premiums and future NIM. Actual installment premium receipts could vary from the amount estimated due to differences between actual and estimated insured debt balances outstanding. Actual NIM results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments of investment-grade insured CDS and the fair-value adjustments of derivatives that hedge interest-rate risk but do not qualify for hedge accounting under SFAS 133.

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

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM originated because net interest income and net interest expense reflected in the  condensed consolidated statements of operations and comprehensive income are limited to current-period earnings. The Company’s future positive interest-rate spread from outstanding GIC business (adjustment 3) can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in GAAP book value.

Adjustment 4 reflects the realization in equity of deferred costs associated with the origination of premiums.

Through adjustments 5 and 6 in the above calculation, the effect of certain items excluded from operating earnings are also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest-rate risk of fixed-rate assets and liabilities held in the FP Segment and FSA Global portfolios, although they do not meet SFAS 133 hedge-accounting requirements. The Company uses such derivatives to hedge against interest-rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed-rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity was $2.9 billion and ABV was $4.0 billion at March 31, 2006. The following table reconciles book value to ABV:

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of March 31,	As of December 31,
	2006	2005
	(in millions)
Shareholders’ equity (book value)	$2,857.0	$2,822.9
After-tax adjustments:
Plus net unearned premium revenues	977.7	981.4
Plus present value of net future installment premiums and PV NIM	550.2	556.0
Less net deferred acquisition costs	222.8	217.8
Less fair-value adjustments for insured CDS	56.4	37.4
Less fair-value adjustments for economic interest-rate hedges	45.4	20.8
Less unrealized gains on investments	92.6	156.2
Adjusted book value	$3,967.7	$3,928.1

Net Investment Income and Realized Gains

Net investment income increased 7.3% in the first quarter of 2006 over the prior year’s first quarter results. The increase primarily reflects higher invested balances in the Company’s investment portfolios. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the first quarter was 13.2%, versus 12.3% for the comparable prior-year period.

The Company has a 13% investment in XL Financial Assurance Ltd (“XLFA”) in the form of preferred shares. XLFA is a financial guaranty insurance subsidiary of XL Capital Ltd (“XL”). The Company carries this investment at redemption value, as contractually defined. The Company accounts for its investment in XLFA as available-for-sale securities with changes in fair value reflected in OCI and with dividends declared or paid included in investment income. The fair value of the investment at March 31, 2006 was $54.3 million. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from a participating dividend based on an internal rate of return of 19% to an 8.25% per annum fixed dividend, effective January 1, 2006. A dividend was declared and paid at this new rate as of March 31, 2006. Dividend income was $1.1 million in the first quarter of 2006 and $3.2 million in the first quarter of 2005.

Losses and Loss Adjustment Expenses

The Company recorded losses and LAE incurred of $3.3 million ($2.1 million after taxes) in the first quarter of 2006, compared with a net loss of $4.0 million ($2.6 million after taxes) in the first quarter of 2005. The decrease related primarily to a decline in par originated which gave rise to a smaller non-specific loss reserve contribution compared with the prior period. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions in the case of new originations.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	3.3	—	3.3
Transfers	4.1	(4.1)	—
Payments and other decreases	—	(1.3)	(1.3)
March 31, 2006 balance	$123.1	$48.3	$171.4

The gross and net par amounts outstanding on transactions with case reserves were $538.5 million and $454.8 million, respectively, at March 31, 2006. The net case reserves consisted primarily of seven CDO transactions and one municipal transaction, which collectively accounted for approximately 94.0% of total net case reserves. The remaining nine case reserve exposures were in various sectors.

Reserves for losses and LAE are discounted at risk-free rates at the time reserves are established.

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s revised estimated loss, actual loss experience, its mix of business and economic conditions.

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve and may call their non-specific reserve by a different name, such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those the Company uses to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the Company’s financial statements at this time.

Impact of Hurricanes

The Company monitors its exposure to credits affected by the 2005 hurricanes in Louisiana and Mississippi. The Company believes that its estimate of its total loss liability is adequate given its current risk information and has not established a case reserve related to its 2005 hurricane exposure.

As of May 1, 2006, FSA had not received notice of payment default on any hurricane-related exposures. The Company’s 11 credits that have suffered the most significant economic and property loss from the 2005 hurricanes have an aggregate net par exposure of $214.4 million. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. In the case of two of the 11 risks, the Company may have to pay claims in the short term, but the Company should eventually be repaid. In a worst case scenario, if the obligor fails to make any debt service payments during the remaining six year amortization of these two perpetual lien outstanding obligations, the Company may have to pay claims on net par of approximately $44 million.

Asset-backed transactions insured by FSA, backed by pools of geographically diverse assets, show no unusual concentrations in the affected areas.

The loss estimation process involves the exercise of considerable judgment and therefore FSA’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

Other Operating Expenses and Policy Acquisition Costs

For the first quarter, policy acquisition and other operating expenses increased to $47.5 million ($30.9 million after taxes) from $42.4 million ($27.6 million after taxes) in the previous year’s first quarter. These expenses include certain compensation expenses related primarily to the Company’s deferred compensation and supplemental executive retirement plan, which include changes in the market value of investments and are perfectly offset by entries in other income arising from marking to market the assets held to economically defease such obligations.  Excluding such expenses, policy acquisition and other operating expenses were $41.6 million in the first quarter of 2006, compared with $37.5 million in last year’s comparable period. The increase primarily reflected a decrease in deferral rates following an annual study of personnel time allocated to originating new insurance business.

Financial Products Operating Net Interest Margin

FP operating NIM, a non-GAAP measure, is defined as the FP Segment net interest margin excluding fair-value adjustments for economic interest-rate hedges. Management uses FP operating NIM as a key performance measure of the Company’s financial products business. FP operating NIM was $18.4 million in the first quarter of 2006 and $10.4 million in the first quarter of 2005. The increases in FP operating NIM relate primarily to the increase in the book of GIC business as well as hedge ineffectiveness and realized gains. Prior-year balances have been reclassified to conform to the current-year presentation.

NIM shown in accordance with classifications required under GAAP on the condensed consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income from financial products and VIEs, plus financial products net realized gains (losses), less net interest expense from financial products and VIEs. Total NIM was $20.7 million and negative $15.4 million for the three months ended March 31, 2006 and 2005, respectively. The differences between Total NIM and FP operating NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and VIE NIM, as discussed further below.

VIE NIM and FP NIM are combined on the condensed consolidated statements of operations and comprehensive income. VIE NIM pertains to the NIM derived from transactions executed by FSA Global, Canadian Global and Premier. As the VIE NIM is considered part of the financial guaranty segment and not the FP Segment, this NIM component is subtracted to calculate FP NIM.

The table below reconciles Total NIM with FP NIM:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Total NIM	$20.7	$(15.4)
Realized net interest income from hedges of fixed-rate assets and liabilities included in net realized and unrealized gains (losses) on derivative instruments	(6.6)	19.4
Intersegment income related to refinanced transactions	5.4	7.7
VIE NIM(1)	(1.1)	(1.3)
FP operating NIM	$18.4	$10.4

(1)          VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

Realized interest income and expense associated with economic interest-rate hedges are elements of derivative gains and losses added back to calculate FP operating NIM. Derivatives that qualify for hedge accounting are classified in the condensed consolidated statements of operations and comprehensive income with the underlying item being hedged. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Unrealized derivative gains and losses on economic interest-rate hedges that do not qualify for hedge accounting are excluded from FP operating NIM.

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

Net Realized and Unrealized Gains (Losses) on Derivative Instruments

The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

	Three Months Ended March 31,
Net Realized and Unrealized Gains (Losses) on:	2006	2005
	(in millions)
FP and VIE interest rate derivatives	$(7.5)	$(9.8)
CDS derivatives	29.2	(2.6)
FP and VIE foreign currency derivatives	36.1	(57.6)
Other	0.3	(0.8)
Net realized and unrealized derivative gain (loss)	$58.1	$(70.8)

Credit Default Swaps

FSA’s business includes insurance of CDS. The net par outstanding was $72.2 billion relating to these transactions at March 31, 2006 and $66.6 billion at December 31, 2005. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guaranty contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax gains of $29.2 million for the three months ended March 31, 2006, and losses of $2.6 million for the three months ended March 31, 2005. The benefits during 2006 resulted primarily from tightening credit spreads in the CDS market. None of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty.

Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case primarily with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded will be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts is 3.0 years at March 31, 2006. The inception-to-date pre-tax gain on the CDS portfolio was $86.6 million at March 31, 2006 and $57.4 million at December 31, 2005. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $7.0 million for the three-month period ended March 31, 2006 and $10.2 million for the three month period ended March 31, 2005. The decrease relates primarily to lower investment balances. During the three month periods ended March 31, 2006 and 2005, the Company recorded $0.7 million and $5.4 million, respectively, in realized gains on sales of assets acquired in refinancing transactions. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.7 million for the three months ended March 31, 2005 comprising the Company’s interest in SPS Holdings Corp. (“SPS”), formerly Fairbanks Capital Holding Corp).

In October 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Under the terms of the agreement, the Company will receive cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. The Company and other prior shareholders indemnified the buyer for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The Company’s portion of the maximum indemnification obligation for SPS’s operations will not exceed approximately $12.7 million. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed and whether the assets are impaired.

Variable Interest Entities

FSA Global is managed as a “matched funding vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of FSA Global, Canadian Global and Premier at March 31, 2006 and December 31, 2005 were $1.7 billion.

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global are excluded from the notes to the Condensed Consolidated Financial Statements at March 31, 2006.

Taxes

For the first three months of 2006 and 2005, the Company’s effective tax rates were 29.2% and 21.6%, respectively. The 2006 rate differs from the statutory rate of 35% primarily due to tax exempt income. The 2005 rate differs from the statutory rate of 35% primarily due to tax-exempt interest income and income from FSA International. The earnings from FSA International were subject to tax in the third quarter of 2005 for the first time, reflecting the 2005 change in the capitalization and tax status of FSA International and the Company’s intention to repatriate FSA International’s future earnings. The effect of this policy change was to increase taxes in March of 2006 by $3.8 million.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at March 31, 2006, net of unsettled security transactions, were $17,338.1 million, compared with the December 31, 2005 balance of $17,392.3 million. These balances include the change in the market value of the Company’s various investment portfolios, which had an aggregate unrealized gain position of $141.4 million at March 31, 2006 and $236.2 million at December 31, 2005. These balances exclude (1) the effect of economic interest rate hedges and (2) assets in the VIE Bond Portfolio, which management believes are beyond the reach of the Company and its creditors, and (3) the assets acquired under refinancing transactions.

Cash flow from operations was a cash outflow of $4.6 million for the three months ended March 31, 2006, compared to an inflow of $7.2 million for the three months ended March 31, 2005. The decrease in cash flows from operations was primarily attributable to lower premiums written and higher ceded premiums net of ceding commission income paid in the first quarter.

At March 31, 2006, Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) had cash and investments of $56.6 million available to fund the liquidity needs of its non-insurance operations. Because the majority of FSA Holdings’ operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

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

FSA Holdings paid dividends of $32.5 million in the three month periods ended March 31, 2006 and $17.8 million during the comparable period of 2005.

FSA’s ability to pay dividends depends, among other things, upon FSA’s financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York (the “New York Insurance Law”), FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York or (b) adjusted net investment income during this period. FSA paid $40.0 million and $24.0 million of dividends in the first three months of 2006 and 2005, respectively. Based on FSA’s statutory statements for March 31, 2006, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following March 31, 2006 is approximately $147.6 million.

At March 31, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $1.4 million and $1.4 million in surplus note interest in the first three months of 2006 and 2005, respectively, and did not pay any principal. FSA has received permission to pay $15 million in principal.

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

FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At March 31, 2006, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,243.8 million at March 31, 2006. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The commitment expires April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of March 31, 2006.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $0.2 million in the first quarter of 2006 and $0.3 million in the first quarter of 2005 and was recorded as other operating expense in the Company’s Condensed Consolidated Financial Statements. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

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

The Company’s FP operations has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 8, 2006, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement as of March 31, 2006. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either S&P or Moody’s and on not being rated below AA+ by S&P or Aa1 by Moody’s.

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

•       changes in accounting principles or practices that may result in a decline in securitization transactions or effect the Company’s reported financial results;

•       an economic downturn or other economic conditions (such as a rising interest-rate environment) adversely affecting transactions insured by FSA or its investment portfolio;

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

•       market spreads and pricing on insured CDS exposures, which may result in gain or loss due to mark-to- market accounting requirements;

•       prepayment speeds on FSA-insured asset-backed securities and other factors that may influence the amount of installment premiums paid to FSA;

•       the risks discussed in “Item 1A. Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2005; and

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

There has been no material change in the Company’s market risk since December 31, 2005.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended March 31, 2006 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

The Company’s annual report on Form 10-K for the year ended December 31, 2005 disclosed the following material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31 and June 30, 2005, March 31, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

Remediation

In the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2004, filed December 19, 2005, management stated that it intended to remediate the material weakness in internal control over financial reporting. In accordance with its stated intentions, during the quarter ended March 31, 2006, management has:

•       revised the Company’s accounting documentation of policies and procedures and reviewed to meet the standard of hedge documentation expected under SFAS 133;

•       applied such standard to certain liabilities effective January 1, 2006; and

•       worked to strengthen the Company’s internal knowledge base regarding hedge accounting through improved training designed to ensure that all relevant personnel understand and apply hedge accounting in compliance with SFAS 133.

These remediation procedures were in operation during the period ended March 31, 2006. However, management has concluded that the procedures have not been in place for a sufficient period to assert that the remediation is effective. Management will continue to monitor and test the operating effectiveness of the newly implemented controls.

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

Item 6.                        Exhibits.

(a)   Exhibits

10.1†

2004 Equity Participation Plan, as amended on February 16, 2006. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2006 (the “February 16, 2006 8-K”), and incorporated herein by reference.)

10.2†

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

10.4†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)
10.5	Amended and Restated Credit Agreement, dated as of April 21, 2006, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, and The Bank of New York, as agent.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended March 31, 2006 and 2005.

†                    Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
Date: May 15, 2006
	By:	/s/ Laura A. Bieling
		Name:	Laura A. Bieling
		Title:	Managing Director & Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
10.1†

2004 Equity Participation Plan, as amended on February 16, 2006. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2006 (the “February 16, 2006 8-K”), and incorporated herein by reference.)

10.2†

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

10.4†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)
10.5	Amended and Restated Credit Agreement, dated as of April 21, 2006, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks, and The Bank of New York, as agent.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended March 31, 2006 and 2005.

†                    Management contract of compensatory plan or arrangement.