Form 10-Q
period 2006-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2006-08-14
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

At August 11, 2006, there were 33,262,727 outstanding shares of Common Stock of the registrant (excludes 255,268 shares of treasury stock).

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Bonds at fair value (amortized cost of $4,423,806 and $4,219,344)	$4,504,095	$4,382,037
Equity securities at fair value (cost of $54,462 and $54,370)	54,462	54,370
Short-term investments	49,144	182,645
Variable interest entities’ bonds at fair value (amortized cost of $1,149,432 and $1,155,832)	1,149,830	1,155,992
Variable interest entities’ short-term investment portfolio	4,184	2,674
Financial products bond portfolio at fair value (amortized cost of $13,424,434 and $11,754,330)	13,412,887	11,827,824
Financial products short-term investment portfolio	608,850	1,015,509
Total investment portfolio	19,783,452	18,621,051
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $48,445 and $65,865)	49,997	68,421
Securitized loans	273,877	296,965
Other	59,692	102,487
Total assets acquired in refinancing transactions	383,566	467,873
Total investments	20,167,018	19,088,924
Cash	62,809	20,117
Deferred acquisition costs	340,894	335,129
Prepaid reinsurance premiums	918,812	865,192
Reinsurance recoverable on unpaid losses	35,241	36,339
Other assets	1,486,547	1,655,941
TOTAL ASSETS	$23,011,321	$22,001,642
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,475,451	$2,375,059
Losses and loss adjustment expense	214,094	205,718
Guaranteed investment contracts and variable interest entities’ debt	15,815,644	14,947,118
Deferred federal income taxes	237,369	231,265
Notes payable	430,000	430,000
Minority interest in variable interest entities	—	180,406
Accrued expenses and other liabilities	948,779	809,174
TOTAL LIABILITIES AND MINORITY INTEREST	20,121,337	19,178,740
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,190	905,190
Accumulated other comprehensive income (net of deferred income taxes of $26,012 and $84,123)	48,411	156,229
Accumulated earnings	1,936,048	1,761,148
Deferred equity compensation	20,272	20,177
Less treasury stock at cost (255,268 and 254,736 shares held)	(20,272)	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	2,889,984	2,822,902
TOTAL LIABILITIES AND MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$23,011,321	$22,001,642

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Net premiums written	$150,996	$143,916	$239,728	$253,418
Net premiums earned	$98,461	$96,254	$192,957	$191,135
Net investment income	53,254	50,404	106,300	99,850
Net realized gains (losses)	(3,636)	(34)	(4,554)	(1,129)
Net interest income from financial products and variable interest entities	207,522	95,250	383,811	180,601
Financial products net realized gains (losses)	—	284	77	129
Net realized and unrealized gains (losses) on derivative instruments	74,478	18,179	132,583	(52,633)
Income from assets acquired in refinancing transactions	6,992	9,300	14,381	19,488
Net realized gains (losses) from assets acquired in refinancing transactions	(1,572)	(151)	(1,305)	5,282
Other income	1,563	13,331	8,949	18,489
TOTAL REVENUES	437,062	282,817	833,199	461,212
EXPENSES
Losses and loss adjustment expenses	7,899	6,238	11,184	10,222
Interest expense	6,748	6,748	13,496	13,496
Policy acquisition costs	14,421	16,198	30,631	31,606
Financial products and variable interest entities’ foreign exchange (gain) loss	75,519	(100,420)	111,985	(158,047)
Net interest expense from financial products and variable interest entities	180,983	94,353	336,643	194,995
Other operating expenses	19,967	23,868	51,271	50,877
TOTAL EXPENSES	305,537	46,985	555,210	143,149
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	131,525	235,832	277,989	318,063
Provision for income taxes	36,286	52,284	90,070	67,502
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	95,239	183,548	187,919	250,561
Minority interest	14,481	(54,140)	52,006	(57,505)
Equity in losses of unconsolidated affiliates, net of income tax provision (benefit) of $(54) and $2,174	—	(101)	—	(593)
NET INCOME	109,720	129,307	239,925	192,463
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) arising during period, net of deferred income tax provision (benefit) of $(25,312), $50,506, $(59,598) and $34,065	(46,400)	98,410	(110,579)	63,521
Less: reclassification adjustment for gains (losses) included in net income, net of deferred income tax provision (benefit) of $(1,175), $4,197, $(1,487) and $5,826	(2,182)	7,793	(2,761)	10,819
Other comprehensive income (loss)	(44,218)	90,617	(107,818)	52,702
COMPREHENSIVE INCOME	$65,502	$219,924	$132,107	$245,165

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2005	$335	$905,190	$156,229	$1,761,148	$20,177	$(20,177)	$2,822,902
Net income for the year				239,925			239,925
Net change in accumulated other comprehensive income (net of deferred income tax provision (benefit) of $(58,111)			(107,818)				(107,818)
Capital contribution
Purchase of Common Stock					95	(95)	—
Dividends paid on common stock				(65,025)			(65,025)
BALANCE, June 30, 2006	$335	$905,190	$48,411	$1,936,048	$20,272	$(20,272)	$2,889,984

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Premiums received, net	$230,394	$235,202
Policy acquisition and other operating expenses paid, net	(152,042)	(162,265)
Recoverable advances recovered (paid)	400	57
Losses and loss adjustment expenses (recovered) paid, net	(1,373)	1,795
Net investment income received	101,030	95,603
Federal income taxes paid	(42,961)	(50,174)
Interest paid on notes	(13,425)	(13,425)
Interest paid on guaranteed investment contracts	(220,027)	(122,261)
Interest received on financial products bond portfolio	326,280	148,394
Variable interest entities’ net interest income received	9,963	11,605
Variable interest entities’ net interest expense paid	(2,525)	—
Financial products and variable interest entities’ net derivative payments	(45,196)	4,379
Income received from refinanced assets	13,810	22,590
Other	10,521	3,292
Net cash (used for) provided by operating activities	214,849	174,792
Cash flows from investing activities:
Proceeds from sales of bonds	685,646	812,015
Proceeds from maturities of bonds	83,630	68,012
Purchases of bonds	(950,075)	(942,177)
Net decrease in short-term investments	133,501	(7,843)
Proceeds from sales and maturities of financial products bonds	2,952,229	2,461,230
Purchases of financial products bonds	(4,531,716)	(4,826,683)
Securities purchased under agreements to resell	225,000	(30,000)
Net (increase) decrease in financial products short-term investments	406,660	74,389
Maturities of variable interest entities’ bonds	4,662	67,150
Net (increase) decrease in variable interest entities’ short-term investments	(1,510)	(21,337)
Purchases of property, plant and equipment	(2,178)	(23,302)
Paydowns of assets acquired in refinancing transactions	42,986	101,633
Proceeds from sales of assets acquired in refinancing transactions	5,530	59,222
Other investments	36,860	488
Net cash provided by (used for) investing activities	(908,775)	(2,207,203)
Cash flows from financing activities:
Distributions to minority shareholder	—	(2,300)
Dividends paid	(65,025)	(35,529)
Securities sold under repurchase agreements	—	(5,656)
Proceeds from issuance of guaranteed investment contracts	2,511,995	3,765,402
Repayment of guaranteed investment contracts	(1,636,374)	(1,662,808)
Proceeds from issuance of variable interest entities’ debt	—	29,650
Repayment of variable interest entities’ debt	(73,500)	(50,730)
Capital issuance costs	(478)	(732)
Net cash provided by (used for) financing activities	736,618	2,037,297
Net (decrease) increase in cash	42,692	4,886
Cash at beginning of period	20,117	14,353
Cash at end of period	$62,809	$19,239

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSA Holdings” or, together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). FSA Holdings is primarily engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on municipal and asset-backed obligations. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference specified securities or loans satisfying the Company’s underwriting criteria or reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA Holdings conducts its guaranteed investment contract (“GIC”) business through consolidated affiliates (collectively, the “GIC Affiliates”) and FSA Asset Management LLC (“FSAM”) (collectively, the “FP Segment”).

The Company is a direct subsidiary of Dexia Holdings, Inc. (“DHI”), which in turn is owned 10% by Dexia S.A. (“Dexia”), a publicly held Belgian corporation, and 90% by Dexia Credit Local S.A., a wholly owned subsidiary of Dexia.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”) and Premier International Funding Co. (“Premier”). The Company has refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. The Company’s management believes that the assets held by the consolidated VIEs and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

2.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2006 presentation.

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

The following table presents the activity in the non-specific and case reserves for the six months ended June 30, 2006. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	11.2	—	11.2
Transfers	4.8	(4.8)	—
Payments and other decreases	—	(1.7)	(1.7)
June 30, 2006 balance	$131.7	$47.2	$178.9

Management of the Company periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

The gross and net par amounts outstanding on transactions with case reserves were $441.1 million and $371.2 million, respectively, at June 30, 2006. The net case reserves consisted primarily of six collateralized debt obligation (“CDO”) transactions and one municipal transaction, which collectively accounted for approximately 94.5% of total net case reserves. The remaining nine exposures were in various sectors.

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve or may call their non-specific reserve by a different name, such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques than those used by the Company to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the Company’s financial statements at this time.

4.   DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded net earned premium under these agreements of $23.2 million and $45.7 million for the three and six months ended June 30, 2006 and $23.8 million and $45.2 million for the three and six months ended June 30, 2005.

Changes in the fair value of CDS, which were losses of $3.2 million and gains of $26.0 million for the three and six months ended June 30, 2006 and losses of $17.2 million and $19.8 million for the three and six months ended June 30, 2005, were recorded in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income. The Company included net par outstanding of $69.9 billion and $66.6 billion relating to these CDS transactions at June 30, 2006 and December 31, 2005, respectively, in the asset-backed balances in Note 5. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, as is generally the case, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees. The average remaining life of these contracts as of June 30, 2006 was 2.9 years. The inception-to-date gain on the balance sheet was $83.4 million at June 30, 2006 and $57.4 million at December 31, 2005 and is recorded in other assets.

Interest Rate and Foreign Exchange Rate Derivatives

The Company enters into derivative contracts to manage interest rate and foreign currency exposure in the portfolio of invested assets of the FP Segment (the “FP Investment Portfolio”), GICs, VIE debt and the portfolio of securities owned by VIEs (the “VIE Bond Portfolio”). All gains and losses from changes in the fair value of derivatives are recognized immediately in the condensed consolidated statements of operations and comprehensive income. These derivatives generally include interest rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. Hedge accounting is applied to derivatives designated as hedging instruments in a fair-value hedge, provided certain criteria are met. Effective January 1, 2006, the Company designated most interest rate swaps on its FP GICs as fair value hedges for accounting purposes. The effect of hedge accounting is to allow the gain and loss from changes in the fair value of the hedged item to be recognized in the condensed consolidated statements of operations and comprehensive income, along with the changes in fair value of derivative positions.

The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $132.4 million and $56.9 million at June 30, 2006 and December 31, 2005, respectively, is recorded in other assets or accrued expenses and other liabilities, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE Bond Portfolio of $421.1 million and $433.7 million at June 30, 2006 and December 31, 2005, respectively, is recorded in other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ineffective portion of fair value hedges(1)	$5.0	$—	$8.9	$—
Failed hedges	1.2	—	1.5	—

(1)          Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivatives may include swaptions, caps and other derivatives which are used principally as protection against large interest rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations and comprehensive income.

5.   OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on municipal and asset-backed (including FSA-insured CDS) obligations. The gross amount of financial guaranties in force (principal and interest) was $692.4 billion at June 30, 2006 and $668.2 billion at December 31, 2005. The net amount of financial guaranties in force was $497.7 billion at June 30, 2006 and $480.2 billion at December 31, 2005. The Company limits its exposure to losses from writing financial guaranties by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance and collateral.

The net and ceded par outstanding of insured obligations in the municipal insured portfolio included the following amounts by type of issues (in millions) at June 30, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Issues	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
General obligation bonds	$92,436	$88,922	$25,924	$25,288
Housing revenue bonds	7,782	7,585	2,146	2,153
Municipal utility revenue bonds	38,504	37,245	14,110	14,092
Health care revenue bonds	12,778	11,789	9,798	8,889
Tax-supported bonds	41,213	40,622	16,905	16,776
Transportation revenue bonds	15,194	14,695	9,281	8,944
Other domestic municipal bonds	14,368	13,955	4,747	4,905
International obligations	15,183	12,247	11,778	9,417
Total municipal obligations	$237,458	$227,060	$94,689	$90,464

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) included the following amounts by type of collateral (in millions) at June 30, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Collateral	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Residential mortgages	$15,513	$18,401	$2,589	$3,056
Consumer receivables	11,304	8,366	1,130	1,569
Pooled corporate obligations	45,755	47,253	10,202	11,141
Other domestic asset-backed obligations(1)	6,848	7,328	2,700	2,890
International obligations	30,034	29,075	10,587	11,487
Total asset-backed obligations	$109,454	$110,423	$27,208	$30,143

(1)          Excludes net par outstanding of $14,463 million as of June 30, 2006 and $13,463 million as of December 31, 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

6.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. At June 30, 2006, interest rates were between 1.42% and 6.07% per annum on outstanding GICs and between 1.12% and 6.20% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude hedge accounting adjustments and prepaid interest of $(219.4) million and include accretion of $933.7 million. VIE debt excludes fair value adjustments of $126.4 million and includes $1,062.3 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GICs and VIE debt for the remainder of 2006, each of the next four calendar years ending December 31 and thereafter:

Principal Amount
2006	$2,549.4
2007	2,104.6
2008	938.8
2009	1,637.3
2010	2,212.1
Thereafter	8,462.4
Total	$17,904.6

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

The following tables present total revenues, total expenses, and pretax segment operating earnings for the three and six months ended June 30, 2006 and 2005 (in thousands). The principal exclusions from pretax segment operating earnings are the fair value adjustments on CDS and economic interest rate hedges.

	Three Months Ended June 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$214,177	$222,885	—	$437,062
Intersegment	13,609	10,097	$(23,706)	—
Expenses:
External	(146,451)	(159,086)	—	(305,537)
Intersegment	(10,097)	(13,609)	23,706	—
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(35,764)	48,888	—	13,124
Pretax segment operating earnings	107,002	11,399	—	118,401
Segment assets	$10,009,374	$14,859,983	$(1,858,036)	$23,011,321

	Three Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$159,930	$122,887	—	$282,817
Intersegment	8,512	10,474	$(18,986)	—
Expenses:
External	12,282	(59,267)	—	(46,985)
Intersegment	(10,474)	(8,512)	18,986	—
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	56,466	64,271	—	120,737
Pretax segment operating earnings	$113,784	$1,311	$—	$115,095

	Six Months Ended June 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$401,431	$431,768	—	$833,199
Intersegment	26,577	19,943	$(46,520)	—
Expenses:
External	(255,684)	(299,526)	—	(555,210)
Intersegment	(19,943)	(26,577)	46,520	—
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(59,469)	100,676	—	41,207
Pretax segment operating earnings	$211,850	$24,932	$—	$236,782

	Six Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$287,695	$173,517	—	$461,212
Intersegment	15,952	20,676	$(36,628)	—
Expenses:
External	(5,230)	(137,919)	—	(143,149)
Intersegment	(20,676)	(15,952)	36,628	—
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	55,254	33,838	—	89,092
Pretax segment operating earnings	$222,487	$6,484	$—	$228,971

The following tables present a reconciliation of the pretax segment operating earnings disclosed above to net income.

	Three Months Ended June 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$107,002	$11,399	—	$118,401
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(35,764)	48,888	—	13,124
Minority interest on VIEs				14,481
Taxes				(36,286)
Net income				$109,720

	Three Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$113,784	$1,311	—	$115,095
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	56,466	64,271	—	120,737
Minority interest and equity in earnings				(54,241)
Taxes				(52,284)
Net income				$129,307

	Six Months Ended June 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$211,850	$24,932	—	$236,782
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(59,469)	100,676	—	41,207
Minority interest on VIEs				52,006
Taxes				(90,070)
Net income				$239,925

	Six Months Ended June 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax segment operating earnings	$222,487	$6,484	—	$228,971
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	55,254	33,838	—	89,092
Minority interest and equity in earnings				(58,098)
Taxes				(67,502)
Net income				$192,463

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the FP Investment Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Bond Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

8.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses and other liabilities at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Other assets:
Fair value of VIE swaps	$421,104	$433,670
Fair-value adjustments on CDS	83,399	57,372
VIE other invested assets	148,650	146,710
Securities purchased under agreements to resell	125,000	350,000
Deferred compensation trust	100,475	107,140
Tax and loss bonds	120,067	105,324
Accrued interest on VIE swaps	126,567	108,421
Accrued interest income	90,041	76,295
Other assets	271,244	271,009
Total other assets	$1,486,547	$1,655,941

	June 30, 2006	December 31, 2005
Accrued expenses and other liabilities:
Payable for securities purchased	$246,867	$91,529
Deferred compensation trust	100,475	107,140
Equity participation plan	80,865	116,887
Accrued interest on FP GICs	105,055	83,828
Fair-value adjustments on derivatives	131,428	61,924
Other liabilities	284,089	347,866
Total accrued expenses and other liabilities	$948,779	$809,174

9.   VARIABLE INTEREST ENTITIES

On April 28, 2006, the Company increased its ownership of ordinary shares of FSA Global from 29% to 49% through an acquisition of shares from an unaffiliated third party. Immediately thereafter, FSA Global’s charter documents were amended to create a new class of nonvoting preference shares, which was issued to the Company. Holders of such preference shares have exclusive rights to any future dividends and, upon any winding up of FSA Global, all net assets available for distribution to shareholders (after a distribution of $250,000 to the ordinary shares). As a result of the issuance of such preference shares, (a) a substantive sale and purchase of an interest took place between the ordinary shareholders of FSA Global and the Company, resulting in an assessment and recording of the fair value of the assets and liabilities sold and purchased at the time of such transaction, and (b) the minority interest liability of the Company associated with FSA Global was eliminated. In the second quarter, the Company realized a gain of $1.8 million as a result of this transaction.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements have not been issued in the period of adoption. The Company is currently evaluating the implication of FIN 48 on its financial statements.

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

For the second quarter of 2006, net income decreased 15.1% from $129.3 million to $109.7 million, primarily due to changes in fair value of insured CDS and economic interest rate hedges, which are derivatives that do not qualify for hedge accounting. For the first half of 2006, net income increased 24.7% from $192.5 million to $239.9 million. Gross premiums written for the second quarter increased 42.3% to $241.6 million. For the first half, gross premiums written increased 10.2% to $367.7 million. Shareholders’ equity increased 2.4% to $2.9 billion after dividends of $65.0 million and declines in the fair value of the Company’s investment portfolios.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Premiums written, net of reinsurance	$151.0	$143.9	$239.7	253.4
Premiums earned, net of reinsurance	98.5	96.3	193.0	191.1
Net premiums earned excluding refundings and accelerations	84.3	80.7	169.7	166.2

New Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by FSA and its subsidiaries and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $298.5 million and $425.0 million in the three and six months ended June 30, 2006 and $213.2 million and $405.9 million in the three and six months ended June 30, 2005. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

Present Value of Premiums Originated

The GAAP measure “gross premiums written” captures premiums collected and accrued for in the period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company’s premiums are collected in installments. Therefore, to measure current-period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront originated in the accounting period, which produces the non-GAAP measure “PV premiums originated.”

The Company’s insurance policies and insured CDS are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, current-period premium production, as distinct from earned premiums, represents premiums to be earned in the future.

Viewed at a policy level, installment premiums are generally calculated as a fixed premium rate multiplied by the estimated or expected insured debt outstanding as of dates established by the terms of the policy. Because the actual installment premiums received could vary from the amount estimated at the time of origination based on variances in the actual versus estimated outstanding debt balances and foreign exchange rate fluctuations, the realization of PV premiums originated could be greater or less than the amount reported.

Installment premiums are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums are not captured in premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums originated to evaluate current business production.

PV premiums originated is a measure of gross origination activity, and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection, which may be considerable, employed by the Company to manage its credit exposures. PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, but only for business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV installment premiums originated as the average pre-tax yield on its insurance investment portfolio for the previous three years. This rate is consistently applied to all installment policies originated in a calendar year. The estimated installment premium receipts are determined based on each installment policy’s projected par balance outstanding multiplied by its premium rate. The Company estimates the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

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

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Gross premiums written	$241.6	$169.7	$367.7	$333.7
Gross installment premiums received	(61.2)	(66.3)	(116.5)	(143.2)
Gross upfront premiums originated	180.4	103.4	251.2	190.5
Gross PV estimated installment premiums originated	79.8	88.5	120.5	181.3
Gross PV premiums originated	$260.2	$191.9	$371.7	$371.8

Financial Guaranty Insurance Originations

The tables below show the PV premiums originated and gross par amount insured in the Company’s three major business sectors for the periods indicated.

U.S. Municipal Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$12.9	$17.9	$20.2	$30.2
Gross PV premiums originated (in millions)	112.3	91.1	166.6	167.9

Due to a sharp decline in refundings, partially offset by growth in new-money issuance, volume in the municipal new-issue market declined 15% to approximately $179.1 billion in the first half of 2006. Insurance penetration was approximately 50%, compared with 61% in the first half of 2005. FSA insured approximately 22% of the par amount of insured new municipal bond issues sold year-to-date.

Including both primary and secondary U.S. municipal obligations with closing dates in the second quarter, the par amount insured by the Company decreased 28.3%, while PV premiums originated increased 23.2%. PV premiums originated increased while overall municipal par insured decreased primarily due to an increase in health care originations, which tend to have higher premiums relative to par insured. For that same reason, PV originations for the first half year-over-year were approximately flat despite a 33.2% decline in par insured.

U.S. Asset-Backed Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$8.9	$8.4	$13.2	$12.6
Gross PV premiums originated (in millions)	27.2	59.0	53.1	119.8

FSA’ second-quarter U.S. asset-backed originations increased 6.3% in par insured and decreased 53.8% in PV premiums originated. The decrease in PV premiums was due primarily to the combination of tight spreads and the on-average high quality of business originated across the consumer finance and pooled corporate sectors. For the first half, U.S. asset-backed par insured increased 4.9% while PV premiums declined 55.7%.

International Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$4.2	$2.4	$9.4	$6.9
Gross PV premiums originated (in millions)	120.7	41.8	152.0	84.1

Second-quarter international par insured increased 76.1%, producing a 189.5% increase in international PV premiums. The increase in production during the quarter was almost entirely due to the execution of a number of public infrastructure financings. The same factors affecting the U.S. asset-backed markets reduced opportunities in that sector internationally, where FSA insured transactions in the diversified payment rights securitization and collateralized loan obligation sectors. For the first half, par insured increased 36.5%, and PV premiums increased 80.8%.

Financial Products Originations

The FP Segment produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

GICs are issued at or converted into LIBOR-based floating-rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the current-period investment revenue and borrowing cost, net of the economic effect of derivatives used to hedge interest rate and currency risk, is the FP NIM.

PV NIM originated represents the difference between the present value of estimated interest to be received on actual investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of transaction expenses and the expected results of derivatives used to hedge interest rate risk. The Company’s future positive interest rate spread is estimated and generally relates to contracts or security instruments that extend for multiple years.

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

Financial Products PV NIM Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
PV NIM originated	$38.3	$21.3	$53.3	$34.1

PV NIM originated increased 79.0% for the second quarter and 56.1% for the first half. During the second quarter, in addition to municipal GICs, the Company closed several funding transactions providing collateral for synthetic collateralized debt obligations. On the investment side, the Company found investments across a range of market sectors that met its guidelines for credit, market and liquidity risk exposure.

Operating Earnings and Adjusted Book Value.

In addition to evaluating the Company’s GAAP financial information, management evaluates the Company’s business using certain non-GAAP performance measures that management refers to as operating earnings and ABV. Management uses these two metrics to measure the Company’s performance and to calculate the Company’s long-term incentive compensation and annual bonus pool. Management refers to this information in its presentations with rating agencies and the Board of Directors. While these metrics are not substitutes for reported results under GAAP, management regards operating earnings and

ABV as meaningful indicators of operational performance that supplement the information available from GAAP measures.

While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings is an important additional measure for providing a more complete understanding of the Company’s results of operations. The Company defines operating earnings as net income before the effects of fair value adjustments for two items:

1.                interest rate derivatives that are intended to hedge interest rate risk but do not meet the criteria to receive hedge accounting treatment under SFAS 133 (“economic interest rate hedges”), with any residual hedge ineffectiveness remaining in operating earnings; and

2.                FSA-insured CDS that have investment-grade underlying credit quality and that must be marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to economic interest rate hedges arise in both the financial guaranty and FP segments, caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for hedge accounting treatment under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest cash flow. Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-market value of open futures positions is added back to operating earnings.

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

Operating earnings also do not reflect earnings variability related to CDS fair-value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A (defined as credit quality based on loss protection greater than 1.3 times the Triple-A standard), and the Company does not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will sum to zero over the finite terms of the exposures, which are typically five to ten years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s CDS change in fair-value results, should not influence a measure of the Company’s operating performance and therefore excludes CDS fair-value adjustments from operating earnings.

For the second quarter of 2006, the Company’s operating earnings increased 7.4% to $91.7 million. For the first half, operating earnings increased 5.7% to $179.3 million. The following table reconciles net income to non-GAAP operating earnings:

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005 (2)
	(in millions)
Net income	$109.7	$129.3	$239.9	$192.5
Less fair-value adjustments for economic interest rate hedges, net of taxes (1)	20.1	55.6	43.7	36.2
Less fair value adjustments of insured CDS, net of taxes	(2.1)	(11.8)	16.9	(13.4)
Operating earnings	$91.7	$85.5	$179.3	$169.7

(1)          See following table for a more detailed presentation of fair-value adjustments for economic interest rate hedges.

(2)          Prior-year balances have been reclassified to conform to current-year presentation.

Fair-Value Adjustments for Economic Interest Rate Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Fair-value adjustment for economic interest rate hedges—FP Segment	$48.9	$64.3	$100.7	$33.9
Fair-value adjustment for economic interest rate hedges—VIEs	(32.6)	73.6	(85.5)	75.1
VIE minority interest	14.5	(52.3)	52.0	(53.3)
Tax effect	(10.7)	(30.0)	(23.5)	(19.5)
Total fair-value adjustments for economic interest rate hedges	$20.1	$55.6	$43.7	$36.2

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

The ABV metric is limited because it reflects the accelerated realization of certain assets and liabilities through equity and relies on an estimate of the amount and timing of the receipt of installment premiums and future NIM. Actual installment premium receipts could vary from the amount estimated due to differences between actual and estimated insured debt balances outstanding and foreign exchange fluctuations. Actual NIM results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments of investment-grade insured CDS and the fair-value adjustments of derivatives that hedge interest rate risk but do not qualify for hedge accounting under SFAS 133, with any residual hedge ineffectiveness remaining in ABV.

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

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM originated because net interest income and net interest expense reflected in the condensed consolidated statements of operations and comprehensive income are limited to current-period earnings. The Company’s future positive interest rate spread from outstanding GIC business (adjustment 3) can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in GAAP book value.

Adjustment 4 reflects the realization in equity of deferred costs associated with the origination of premiums.

Through adjustments 5 and 6, the effect of certain items excluded from operating earnings are also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP Segment and FSA Global portfolios, although they do not satisfy SFAS 133 hedge-accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed-

rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity (“book value”) was $2.9 billion and ABV was $4.1 billion at June 30, 2006. The following table reconciles book value to ABV:

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	June 30,	December 31,
	2006	2005
	(in millions)
Shareholders’ equity	$2,890.0	$2,822.9
After-tax adjustments:
Plus net unearned premium revenues	1,011.8	981.4
Plus present value future net installment premiums and financial products present value future net interest margin	595.6	556.0
Less net deferred acquisition costs	221.6	217.8
Less fair-value adjustments for insured CDS	54.2	37.4
Less fair-value of economic interest rate hedges	65.8	20.8
Less unrealized gains on investments	48.4	156.2
Adjusted book value	$4,107.4	$3,928.1

Net Investment Income and Realized Gains

Net investment income increased 5.7% for the second quarter of 2006 and 6.5% for the first six months of 2006. The increase primarily reflects higher invested balances in the Company’s investment portfolios. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses, variable interest entities and assets acquired in refinancing transactions) for the second quarter was 13.5%, versus 10.3% for the comparable prior-year period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses and variable interest entities) for the first half was 13.4%, versus 11.3% for the comparable prior-year period. The increase in the effective income tax rate is primarily a result of the change in capitalization and tax status of the Company’s Bermuda subsidiary.

The Company has an investment in XL Financial Assurance Ltd (“XLFA”) in the form of preferred shares. XLFA is a financial guaranty insurance subsidiary of XL Capital Ltd (“XL”). The Company carries this investment at redemption value, as contractually defined. The Company accounts for its investment in XLFA as available-for-sale securities with changes in fair value reflected in OCI and with dividends declared or paid included in investment income. The fair value of the investment at June 30, 2006 was $54.3 million. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from a participating dividend based on an internal rate of return of 19% to an 8.25% per annum fixed dividend, effective January 1, 2006. Dividends were declared at this new rate in the first and second quarters of 2006. Dividend income was $1.1 million in the second quarter of 2006 and $2.3 million in the second quarter of 2005.

Losses and Loss Adjustment Expenses

The Company recorded losses and LAE incurred of $7.9 million in the second quarter of 2006, compared with $6.2 million in the second quarter of 2005. The Company recorded losses and LAE incurred of $11.2 million for the first six months of 2006, compared with $10.2 million for the first six months of 2005. The increase related primarily to an increase in lower rated transactions, which produce higher reserves, compared to that of the prior year’s comparable quarter. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions in the case of new originations.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	11.2	—	11.2
Transfers	4.8	(4.8)	—
Payments and other decreases	—	(1.7)	(1.7)
June 30, 2006 balance	$131.7	$47.2	$178.9

The gross and net par amounts outstanding on transactions with case reserves were $441.1 million and $371.2 million, respectively, at June 30, 2006. The net case reserves consisted primarily of six CDO transactions and one municipal transaction, which collectively accounted for approximately 94.5% of total net case reserves. The remaining nine case reserve exposures were in various sectors.

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

The Company is aware that there are differences regarding the method of measurement of the non-specific reserve among participants in the financial guaranty industry. Other financial guarantors may not establish a non-specific reserve or may call their non-specific reserve by a different name, such as, but not limited to, “unallocated losses,” “active credit reserves” and “portfolio reserves,” or may use different statistical techniques from those used by the Company to determine loss at a given point in time. Management and the industry expect accounting literature specific to the financial guaranty industry to evolve; however, management cannot predict or estimate the scope of the guidance or potential impact on the Company’s financial statements at this time.

Impact of Hurricanes

The Company monitors its exposure to credits affected by the 2005 hurricanes in Louisiana and Mississippi. The Company believes that its estimate of its total loss liability is adequate given its current risk information and has not established a case reserve related to its 2005 hurricane exposure.

As of June 30, 2006, FSA had not received notice of payment default on any hurricane-related exposures. The Company’s 11 credits that have suffered the most significant economic and property loss from the 2005 hurricanes had an aggregate net par exposure of $213.7 million at June 30, 2006. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. The issuers of these insured bonds have continued to improve financially and management does not expect that any of these risks will file for bankruptcy or that FSA will sustain permanent losses.

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

Other Operating Expenses and Policy Acquisition Costs

For the second quarter, policy acquisition and other operating expenses decreased to $34.4 million from $40.1 million for the previous year’s second quarter. For the first six months, policy acquisition and other operating expenses decreased to $81.9 million from $82.5 million for the previous year’s first half. These expenses include certain compensation expenses related primarily to the Company’s deferred compensation plan and supplemental executive retirement plan, which are based on changes in the market value of related investments and are perfectly offset by entries in other income arising from marking to market the assets held to economically defease such obligations. Excluding such expenses, policy acquisition and other operating expenses were $40.6 million in the second quarter of 2006, compared with $40.1 million in last year’s comparable period, and $82.2 million for the first half of 2006 compared with $77.6 million for the first half of 2005.

Financial Products Operating Net Interest Margin

FP operating NIM, a non-GAAP measure, is defined as the FP Segment net interest margin excluding fair-value adjustments for economic interest rate hedges. Management uses FP operating NIM as a key performance measure of the Company’s FP business. FP operating NIM was $16.4 million for the second quarter of 2006 and $6.3 million in the second quarter of 2005. FP operating NIM was $34.8 million for the first half of 2006 and $16.7 million for the first half of 2005. The increases in FP operating NIM relate primarily to the increase in the book of GIC business. Prior-year balances have been reclassified to conform to the current year presentation.

NIM shown in accordance with classifications required under GAAP on the condensed consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income from financial products and VIEs, plus financial products net realized gains (losses), less net interest expense from financial products and VIEs. Total NIM was $26.5 million for the second quarter of 2006 and $1.2 million for the second quarter of 2005. Total NIM was $47.2 million for the first half of 2006 and negative $14.2 million for the first half of 2005. The differences between Total NIM and FP operating NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and VIE NIM, as discussed further below.

VIE NIM and FP NIM are combined on the condensed consolidated statements of operations and comprehensive income. VIE NIM pertains to the NIM derived from transactions executed by FSA Global and Premier. As the VIE NIM is considered part of the financial guaranty segment and not the FP Segment, this NIM component is subtracted to calculate FP NIM.

The table below reconciles Total NIM with FP operating NIM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Total NIM	$26.5	$1.2	$47.2	$(14.2)
Realized and unrealized gain/losses on economic hedges of fixed-rate assets and liabilities included in net realized and unrealized gains (losses) on derivative instruments	(14.5)	(1.3)	(21.1)	18.1
Intersegment income related to refinanced transactions	5.2	7.4	10.6	15.1
VIE NIM (1)	(0.8)	(1.0)	(1.9)	(2.3)
FP operating NIM	$16.4	$6.3	$34.8	$16.7

(1) VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

Realized and unrealized gain and losses on economic hedges are elements of derivative gains and losses added back to calculate FP operating NIM. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Derivatives that qualify for hedge accounting are classified in net interest income from financial products and variable interest entities and net interest expense from financial products and variable interest entities, as applicable, in the condensed consolidated statements of operations and comprehensive income with the underlying item being hedged.

Intersegment income relates primarily to intercompany notes held in the FP bond portfolio. In connection with the Company’s refinancing transactions, FSA obtains funds from the FP operations to fund claim payments,  creating an interest bearing intercompany note. This intercompany note is included in the assets of the FP Segment, with the related net interest income added to FP operating NIM but eliminated from the consolidated Total NIM.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments

The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net realized and unrealized gains (losses) on:
FP and VIE interest rate derivatives	$2.2	$136.7	$(5.3)	$127.0
FSA-Insured CDS	(3.2)	(17.2)	26.0	(19.8)
FP and VIE foreign currency derivatives	75.2	(100.3)	111.3	(158.0)
Other	0.3	(1.0)	0.6	(1.8)
Net realized and unrealized gains (losses) on derivative instruments	$74.5	$18.2	$132.6	$(52.6)

Credit Default Swaps

FSA’s financial guaranty business includes insurance of CDS. The net par outstanding was $69.9 billion relating to these transactions at June 30, 2006 and $66.6 billion at December 31, 2005. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guaranty contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. The benefit for the six months ended June 30, 2006 resulted primarily from tightening credit spreads in the CDS market. None of these adjustments indicate material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty.

Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is primarily the case with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the unrealized gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded will be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts was 2.9 years at June 30, 2006. The inception-to-date pre-tax gain on the CDS portfolio was $83.4 million at June 30, 2006 and $57.4 million at December 31, 2005. Given the high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $7.0 million and $14.4 million for the three and six month periods ended June 30, 2006 and $9.3 million and $19.5 million for the three and six month periods ended June 30, 2005. The decrease relates primarily to lower investment balances. The Company recorded $1.6 million and $1.3 million in realized losses for the three and six month periods ended June 30, 2006 and $0.2 million in realized losses and $5.3 million in realized gains for the three and six month periods ended June 30, 2005. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period. Any other-than-temporary impairments are also included in realized gains (losses) from assets acquired in refinancing transactions.

Equity in Earnings of Unconsolidated Affiliates

In October 2005, the Company sold its investment in SPS Holdings Corp. (“SPS”), formerly Fairbanks Capital Holding Corp., to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Under the terms of the agreement, the Company will receive cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. The Company and other prior shareholders indemnified the buyer for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The Company’s portion of the maximum indemnification obligation for SPS’s operations will not exceed approximately $12.7 million. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed and whether the assets are impaired. Equity in earnings of unconsolidated affiliates was a pre-tax loss of $0.1 million and a pre-tax gain of $1.6 million for the three and six months ended June 30, 2005.

Variable Interest Entities

FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. Total assets and total liabilities in the condensed consolidated balance sheets related to the consolidation of FSA Global and Premier at June 30, 2006 and December 31, 2005 were $1.9 billion.

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global are excluded from the notes to the Condensed Consolidated Financial Statements at June 30, 2006.

Taxes

For the first six months of 2006 and 2005, the Company’s effective tax rates were 27.3% and 26.6%, respectively. The 2006 rate differs from the statutory rate of 35.0% primarily due to tax exempt interest income. The 2005 rate differs from the statutory rate primarily due to tax-exempt interest income and income from FSA International. The earnings from FSA International were subject to tax in the third quarter of 2005 for the first time, reflecting the 2005 change in the capitalization and tax status of FSA International and the Company’s intention to repatriate FSA International’s future earnings. The effect of this policy change was to increase taxes by $2.9 million and $6.7 million for the three and six months ended June 30, 2006.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at June 30, 2006, net of unsettled security transactions, were $18,491.4 million, compared with the December 31, 2005 balance of $17,392.3 million. These balances include the change in the market value of the Company’s various investment portfolios, which had an aggregate unrealized gain position of $68.7 million at June 30, 2006 and $236.2 million at December 31, 2005. These balances exclude (1) the effect of economic interest rate hedges, (2) assets in the VIE Bond Portfolio, which management believes are beyond the reach of the Company and its creditors, and (3) assets acquired under refinancing transactions.

At June 30, 2006, Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) had cash and investments of $58.1 million available to fund the liquidity needs of its non-insurance operations. Because the majority of FSA Holdings’ operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

In its financial guaranty business, premiums and investment income are the Company’s primary sources of funds to pay its operating expenses, insured losses and taxes. In its FP Segment, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the Company’s operations provide sufficient liquidity to pay its obligations. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can liquidate or utilize its investment portfolio as a source of funds in addition to its alternative liquidity arrangements, as discussed further below. The Company’s cash flow from operations is dependent on market conditions, the competitive environment and the mix of business originated. In addition, payments made in settlement of the Company’s obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. The Company has not drawn on alternative sources of liquidity to meet its obligations, except that the Company has refinanced certain transactions using funds raised through its GIC Affiliates and VIEs.

FSA Holdings paid dividends of $32.5 million and $65.0 million in the three and six month periods ended June 30, 2006 and $17.7 million and $35.5 million during the comparable periods of 2005.

FSA’s ability to pay dividends depends, among other things, upon FSA’s financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York (the “New York Insurance Law”), FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York or (b) adjusted net investment income during this period. FSA paid $80.0 million and $48.0 million of dividends in the first six months of 2006 and 2005, respectively. Based on FSA’s statutory statements for June 30, 2006, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following June 30, 2006 is approximately $145.8 million.

At June 30, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $1.3 million and $2.7 million in the first three and six months of 2006 and $1.3 million and $2.7 million in the first three and six months of 2005 in surplus note interest, and did not pay any principal. FSA has received permission to pay $15 million in principal.

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

FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At June 30, 2006, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,270.6 million at June 30, 2006. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The commitment expires April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of June 30, 2006.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $0.3 million and $0.5 million in the three and six months ended June 30, 2006 and $0.4 million and $0.7 million in the three and six months ended June 30, 2005, respectively, and was recorded as other operating expense in the Company’s Condensed Consolidated Financial Statements. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s or AA- by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody’s Investors Service, Inc. (“Moody’s”) or A- by Standard & Poor’s Ratings Services (“S&P”), with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

In connection with its FP business, the Company has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 8, 2006, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement as of June 30, 2006. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either S&P or Moody’s and on not being rated below AA+ by S&P or Aa1 by Moody’s.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under the S&P capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies in their assessment of FSA’s capital adequacy.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended June 30, 2006 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

The Company’s annual report on Form 10-K for the year ended December 31, 2005 disclosed the following material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31 and June 30, 2005, March 31, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains (losses) on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

Remediation

In the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2004, filed December 19, 2005, management stated that it intended to remediate the material weakness in internal control over financial reporting. In accordance with its stated intentions, during the six months ended June 30, 2006, management has:

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

These remediation procedures were in operation during the period ended June 30, 2006. However, management has concluded that the procedures have not been in place for a sufficient period to assert that the remediation is effective. Management will continue to monitor and test the operating effectiveness of the newly implemented controls.

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

PART II—OTHER INFORMATION

Item 4.                       Submission of Matters to a Vote of Security Holders.

On May 18, 2006, the Company’s shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved:

•        The election of the following persons to serve as members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified:

Robert P. Cochran (Chairman)
Axel Miller (Vice Chairman)
Dirk Bruneel
Bruno Deletre
Robert N. Downey
Jacques Guerber
Séan W. McCarthy
James H. Ozanne
Roger K. Taylor
Rembert von Lowis
Xavier de Walque
George U. Wyper; and

•              the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the Company’s accounts for the year 2006.

Item 6.                        Exhibits.

(a)   Exhibits

Exhibit No.	Exhibit
10.1†

2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006 (previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated May 18, 2006 (the “May 18, 2006 8-K”), and incorporated herein by reference).

10.2†	2004 Deferred Compensation Plan, as amended on May 18, 2006 (previously filed as Exhibit 10.2 to the May 18, 2006 8-K, and incorporated herein by reference).
10.3†	Severance Policy for Senior Management, as amended on May 18, 2006 (previously filed as Exhibit 10.3 to the May 18, 2006 8-K, and incorporated herein by reference).
10.4†	Employment Agreement by and between the Company and Robert P. Cochran, as amended on May 18, 2006 (previously filed as Exhibit 10.4 to the May 18, 2006 8-K, and incorporated herein by reference).
10.5†	Employment Agreement by and between the Company and Séan W. McCarthy, as amended on May 18, 2006 (previously filed as Exhibit 10. to the May 18, 2006 8-K, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended June 30, 2006 and 2005.

†                    Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
Date: August 14, 2006
	By:	/s/ LAURA A. BIELING
		Name:	Laura A. Bieling
		Title:	Managing Director & Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
10.1†

2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006 (previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated May 18, 2006 (the “May 18, 2006 8-K”), and incorporated herein by reference).

10.2†	2004 Deferred Compensation Plan, as amended on May 18, 2006 (previously filed as Exhibit 10.2 to the May 18, 2006 8-K, and incorporated herein by reference).
10.3†	Severance Policy for Senior Management, as amended on May 18, 2006 (previously filed as Exhibit 10.3 to the May 18, 2006 8-K, and incorporated herein by reference).
10.4†	Employment Agreement by and between the Company and Robert P. Cochran, as amended on May 18, 2006 (previously filed as Exhibit 10.4 to the May 18, 2006 8-K, and incorporated herein by reference).
10.5†	Employment Agreement by and between the Company and Séan W. McCarthy, as amended on May 18, 2006 (previously filed as Exhibit 10. to the May 18, 2006 8-K, and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Condensed Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended June 30, 2006 and 2005.

†                    Management contract of compensatory plan or arrangement.