Form 10-Q
period 2006-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2006-11-13
CIK 913357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

At November 9, 2006, there were 33,276,017 outstanding shares of Common Stock of the registrant (excludes 241,978 shares of treasury stock).

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Bonds at fair value (amortized cost of $4,449,925 and $4,219,344)	$4,624,063	$4,382,037
Equity securities at fair value (cost of $54,517 and $54,370)	54,534	54,370
Short-term investments	70,153	182,645
Variable interest entities’ bonds at fair value (amortized cost of $1,128,563 and $1,155,832)	1,129,170	1,155,992
Variable interest entities’ short-term investment portfolio	24,229	2,674
Financial products bond portfolio at fair value (amortized cost of $14,807,836 and $11,754,330)	14,873,750	11,827,824
Financial products short-term investment portfolio	717,852	1,015,509
Financial products trading portfolio at fair value	47,959	—
Total investment portfolio	21,541,710	18,621,051
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $48,887 and $65,865)	48,402	68,421
Securitized loans	250,634	296,965
Other	59,072	102,487
Total assets acquired in refinancing transactions	358,108	467,873
Total investments	21,899,818	19,088,924
Cash	99,740	20,117
Deferred acquisition costs	342,727	335,129
Prepaid reinsurance premiums	947,877	865,192
Reinsurance recoverable on unpaid losses	36,304	36,339
Other assets	1,321,867	1,655,941
TOTAL ASSETS	$24,648,333	$22,001,642
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,538,415	$2,375,059
Losses and loss adjustment expenses	220,507	205,718
Guaranteed investment contracts and variable interest entities’ debt	17,309,423	14,947,118
Deferred federal income taxes	281,361	231,265
Notes payable	430,000	430,000
Accrued expenses, other liabilities and minority interest	809,640	989,580
TOTAL LIABILITIES AND MINORITY INTEREST	21,589,346	19,178,740
COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	905,190	905,190
Accumulated other comprehensive income (net of deferred income taxes of $85,263 and $84,123)	158,447	156,229
Accumulated earnings	1,995,015	1,761,148
Deferred equity compensation	19,225	20,177
Treasury stock at cost (241,978 and 254,736 shares held)	(19,225)	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	3,058,987	2,822,902
TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$24,648,333	$22,001,642

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Net premiums written	$125,655	$160,918	$365,383	$414,336
Net premiums earned	$91,755	$116,832	$284,712	$307,967
Net investment income	55,403	50,696	161,703	150,546
Net realized gains (losses)	(3,380)	7,406	(7,934)	6,277
Net interest income from financial products and variable interest entities	226,713	143,768	610,524	324,369
Financial products net realized gains (losses)	––	—	77	129
Net realized and unrealized gains (losses) on derivative instruments	(30,200)	(42,431)	102,383	(95,064)
Income from assets acquired in refinancing transactions	5,651	8,349	20,032	27,837
Net realized gains (losses) from assets acquired in refinancing transactions	12,732	567	11,427	5,849
Other income	7,566	3,734	16,515	22,223
TOTAL REVENUES	366,240	288,921	1,199,439	750,133
EXPENSES
Losses and loss adjustment expenses	5,159	10,185	16,343	20,407
Interest expense	6,749	6,749	20,245	20,245
Policy acquisition costs	14,103	20,247	44,734	51,853
Financial products and variable interest entities’ foreign exchange (gain) loss	(12,717)	(9,682)	99,268	(167,729)
Net interest expense from financial products and variable interest entities	203,811	144,135	540,454	339,130
Other operating expenses	27,842	20,151	79,113	71,028
TOTAL EXPENSES	244,947	191,785	800,157	334,934
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	121,293	97,136	399,282	415,199
Provision for income taxes	29,814	47,730	119,884	115,232
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	91,479	49,406	279,398	299,967
Minority interest	––	24,678	52,006	(32,827)
Equity in losses of unconsolidated affiliates, net of income tax provision (benefit) of $(148) and $2,026	––	(273)	––	(866)
NET INCOME	91,479	73,811	331,404	266,274
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) arising during period, net of deferred income tax provision (benefit) of $64,065, $(39,912), $4,505 and $(5,709)	118,977	(74,123)	8,367	(10,602)
Less: reclassification adjustment for gains (losses) included in net income, net of deferred income tax provision (benefit) of $4,814, $2,609, $3,311 and $8,435	8,941	4,846	6,149	15,665
Other comprehensive income (loss)	110,036	(78,969)	2,218	(26,267)
COMPREHENSIVE INCOME (LOSS)	$201,515	$(5,158)	$333,622	$240,007

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Accumulated Other Comprehensive Income	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2005	$335	$905,190	$156,229	$1,761,148	$20,177	$(20,177)	$2,822,902
Net income for the year				331,404			331,404
Net change in accumulated other comprehensive income (net of deferred income tax provision (benefit) of $1,194			2,218				2,218
Capital contribution
Purchase of Common Stock					(952)	952
Dividends paid on common stock				(97,537)			(97,537)
BALANCE, September 30, 2006	$335	$905,190	$158,447	$1,995,015	$19,225	$(19,225)	$3,058,987

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Premiums received, net	$364,163	$410,442
Policy acquisition and other operating expenses paid, net	(158,960)	(167,445)
Recoverable advances recovered	1,300	107
Losses and loss adjustment expenses (recovered) paid, net	(1,180)	1,202
Net investment income received	156,883	151,976
Federal income taxes paid	(62,599)	(65,605)
Interest paid on notes	(20,159)	(20,260)
Interest paid on guaranteed investment contracts	(351,070)	(195,315)
Interest received on financial products bond portfolio	540,213	267,686
Variable interest entities’ interest income received	15,117	18,918
Variable interest entities’ interest expense paid	(4,283)	(413)
Financial products and variable interest entities’ net derivative payments	(39,078)	(12,318)
Income received from refinanced assets	34,067	30,616
Trading portfolio, net	(47,200)	—
Other	16,089	1,268
Net cash provided by (used for) operating activities	443,303	420,859
Cash flows from investing activities:
Proceeds from sales of bonds	1,097,242	1,284,938
Proceeds from maturities of bonds	127,713	96,548
Purchases of bonds	(1,490,488)	(1,562,778)
Net decrease in short-term investments	112,491	(74,154)
Proceeds from sales and maturities of financial products bonds	7,926,819	4,296,049
Purchases of financial products bonds	(10,890,702)	(7,808,936)
Securities purchased under agreements to resell	340,000	—
Net (increase) decrease in financial products short-term investments	297,657	(822,065)
Maturities of variable interest entities’ bonds	24,662	183,150
Net (increase) decrease in variable interest entities’ short-term investments	(21,555)	(10,493)
Purchases of property, plant and equipment	(3,116)	(31,098)
Paydowns of assets acquired in refinancing transactions	63,144	82,897
Proceeds from sales of assets acquired in refinancing transactions	17,663	119,276
Other investments	23,562	20,883
Net cash provided by (used for) investing activities	(2,374,908)	(4,225,783)
Cash flows from financing activities:
Distributions to minority shareholder	––	(6,416)
Dividends paid	(97,537)	(53,294)
Securities sold under repurchase agreements	––	(5,656)
Proceeds from issuance of guaranteed investment contracts	5,955,859	6,458,052
Repayment of guaranteed investment contracts	(3,763,883)	(2,515,433)
Proceeds from issuance of variable interest entities’ debt	––	88,749
Repayment of variable interest entities’ debt	(82,500)	(153,230)
Capital issuance costs	(711)	(1,010)
Net cash provided by (used for) financing activities	2,011,228	3,811,762
Net (decrease) increase in cash	79,623	6,838
Cash at beginning of period	20,117	14,353
Cash at end of period	$99,740	$21,191

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSA Holdings” or, together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). FSA Holdings is primarily engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on municipal and asset-backed obligations. The Company also insures synthetic obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference specified securities or loans satisfying the Company’s underwriting criteria or reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis. FSA Holdings conducts its guaranteed investment contract (“GIC”) business through consolidated affiliates (collectively, the “GIC Affiliates”) and FSA Asset Management LLC (“FSAM”) (collectively, the “FP Segment”).

The Company is a direct subsidiary of Dexia Holdings, Inc. (“DHI”), which in turn is owned 10% by Dexia S.A. (“Dexia”), a publicly held Belgian corporation, and 90% by Dexia Credit Local S.A., a wholly owned subsidiary of Dexia.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”) and Premier International Funding Co. (“Premier”). The Company has refinanced certain defaulted transactions by employing refinancing vehicles to raise funds for the refinancings. These refinancing vehicles are also consolidated. The Company’s management believes that the assets held by the consolidated VIEs and the refinancing vehicles, including those eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

2.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2005 consolidated balance sheet was derived from audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2006 presentation.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The following table presents the activity in non-specific and case reserves for the nine months ended September 30, 2006. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. Transfers between non-specific and case reserves represent a reallocation of existing loss reserves and have no impact on earnings.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	16.3	—	16.3
Transfers	2.1	(2.1)	—
Payments and other decreases	—	(1.5)	(1.5)
September 30, 2006 balance	$134.1	$50.1	$184.2

Management of the Company periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ from current estimates.

The gross and net par amounts outstanding on transactions with case reserves were $419.7 million and $351.8 million, respectively, at September 30, 2006. The net case reserves consisted primarily of six collateralized debt obligation (“CDO”) transactions and one municipal transaction, which collectively accounted for approximately 94.5% of total net case reserves. The remaining nine exposures were in various sectors.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.   DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. The Company recorded net earned premium under these agreements of $23.0 million and $68.7 million for the three and nine months ended September 30, 2006 and $25.1 million and $70.3 million for the three and nine months ended September 30, 2005.

Changes in the fair value of CDS, which were losses of $1.5 million and gains of $24.5 million for the three and nine months ended September 30, 2006 and gains of $46.4 million and $26.6 million for the three and nine months ended September 30, 2005, were recorded in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income. The Company’s net par outstanding of $68.6 billion and $66.6 billion relating to these CDS transactions at September 30, 2006 and December 31, 2005, respectively, are included in the asset-backed balances in Note 5. The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, as is generally the case, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. The Company does not believe that the fair value adjustments are an indication of potential claims under FSA’s guarantees or an indication of potential gains to be realized from the derivative transactions. The average remaining life of these contracts as of September 30, 2006 was 3.3 years. The inception-to-date gain on the balance sheet was $81.9 million at September 30, 2006 and $57.4 million at December 31, 2005 and is recorded in other assets.

Interest Rate and Foreign Exchange Rate Derivatives

The Company enters into derivative contracts to manage interest rate and foreign currency exposure in the portfolio of invested assets of the FP Segment (the “FP Investment Portfolio”), GIC liabilities, VIE debt and the portfolio of securities owned by VIEs (the “VIE Bond Portfolio”). All gains and losses from changes in the fair value of derivatives are recognized immediately in the consolidated statements of operations and comprehensive income. These derivatives generally include interest rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S. dollar floating-rate debt and investments. Hedge accounting is applied in a fair-value hedge, provided certain criteria are met. Effective January 1, 2006, the Company designated most interest rate swaps on its FP GICs as fair value hedges for accounting purposes. The effect of hedge accounting is to allow the gain and loss from changes in the fair value of the risk being hedged to be recognized in the consolidated statements of operations and comprehensive income, along with the changes in fair value of derivative positions.

The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the financial products bond portfolio of $43.3 million and $56.9 million at September 30, 2006 and December 31, 2005,

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

respectively, is recorded in other assets or accrued expenses, other liabilities and minority interest, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE Bond Portfolio of $467.3 million and $433.7 million at September 30, 2006 and December 31, 2005, respectively, is recorded in other assets.

In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. An effective hedge is defined as one whose periodic fair value change is 80% to 125% correlated with the fair value of the hedged item. The difference between a perfect hedge (i.e., one that is 100% correlated) and the actual correlation within the 80% to 125% range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% range. The table below presents the net gain (loss) related to the ineffective portion of the Company’s fair value hedges and net gain (loss) related to failed hedges (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ineffective portion of fair value hedges(1)	$(4.3)	$—	$4.6	$—
Failed hedges	1.9	—	3.4	—

(1)          Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivatives may include swaptions, caps and other derivatives which are used principally as protection against large interest rate movements in certain assets and liabilities. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

5.   OUTSTANDING EXPOSURE

The Company’s policies insure the scheduled payments of principal and interest on municipal and asset-backed obligations (including FSA-insured CDS). The gross amount of financial guaranties in force (principal and interest) was $714.1 billion at September 30, 2006 and $668.2 billion at December 31, 2005. The net amount of financial guaranties in force was $510.0 billion at September 30, 2006 and $480.2 billion at December 31, 2005. The Company limits its exposure by underwriting investment-grade obligations, diversifying its portfolio and tailoring credit and legal requirements for specific transactions, as well as through reinsurance and collateral.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The net and ceded par outstanding of insured obligations in the municipal insured portfolio included the following amounts by type of issues (in millions) at September 30, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Issues	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
General obligation bonds	$ 94,927	$ 88,922	$26,579	$25,288
Housing revenue bonds	7,613	7,585	2,072	2,153
Municipal utility revenue bonds	39,532	37,245	13,531	14,092
Health care revenue bonds	12,734	11,789	9,784	8,889
Tax-supported bonds	41,446	40,622	16,983	16,776
Transportation revenue bonds	15,201	14,695	9,268	8,944
Other domestic municipal bonds	14,896	13,955	4,689	4,905
International obligations	16,048	12,247	12,827	9,417
Total municipal obligations	$242,397	$227,060	$95,733	$90,464

The net and ceded par outstanding of insured obligations in the asset-backed insured portfolio (including FSA-insured CDS) included the following amounts by type of collateral (in millions) at September 30, 2006 and December 31, 2005:

	Net Par Outstanding		Ceded Par Outstanding
Types of Collateral	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Residential mortgages	$ 13,124	$ 18,401	$ 2,201	$ 3,056
Consumer receivables	11,909	8,366	908	1,569
Pooled corporate obligations	45,196	47,253	8,793	11,141
Other domestic asset-backed obligations(1)	6,797	7,328	2,682	2,890
International obligations	29,964	29,075	9,798	11,487
Total asset-backed obligations	$106,990	$110,423	$24,382	$30,143

(1)          Excludes net par outstanding of $15,587 million as of September 30, 2006 and $13,463 million as of December 31, 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. At September 30, 2006, interest rates on outstanding GICs were between 1.42% and 6.07% per annum and on VIE debt between 1.12% and 6.20% per annum. Payments due under GICs are based on expected withdrawal dates, exclude both hedge accounting adjustments and prepaid interest of $(73.8) million and include accretion of $945.3 million. VIE debt excludes fair value adjustments of $126.4 million and includes $1,057.1 million of future interest accretion on zero coupon obligations. The following table presents (in millions) the combined principal amounts due under GIC and VIE debt for the remainder of 2006, each of the next four calendar years ending December 31 and thereafter:

Principal Amount
2006	$1,090.0
2007	3,061.9
2008	1,165.4
2009	1,801.8
2010	2,397.7
Thereafter	9,742.4
Total	$19,259.2

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

The following tables present revenues, expenses, and pretax segment operating earnings for the three and nine months ended September 30, 2006 and 2005 (in thousands). The principal exclusions from pretax operating earnings are the fair value adjustments on CDS and economic interest rate hedges.

	Three Months Ended September 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$220,737	$145,503	––	$366,240
Intersegment	14,297	10,417	$(24,714)	––
Expenses:
External	(66,554)	(178,393)	––	(244,947)
Intersegment	(10,417)	(14,297)	24,714	––
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	40,549	(49,927)	––	(9,378)
Pretax operating earnings	117,514	13,157	––	130,671
Segment assets	$10,048,261	$16,429,127	$(1,829,055)	$24,648,333

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$224,146	$64,775	––	$288,921
Intersegment	11,446	10,347	$(21,793)	––
Expenses:
External	(86,661)	(105,124)	––	(191,785)
Intersegment	(10,347)	(11,446)	21,793	––
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	8,798	(47,891)	––	(39,093)
Pretax operating earnings	$129,786	$6,443	$––	$136,229

	Nine Months Ended September 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$622,168	$577,271	––	$1,199,439
Intersegment	40,874	30,360	$(71,234)	––
Expenses:
External	(322,239)	(477,918)	––	(800,157)
Intersegment	(30,360)	(40,874)	71,234	––
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(18,920)	50,749	––	31,829
Pretax operating earnings	$329,363	$38,090	$––	$367,453

	Nine Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Revenues:
External	$511,841	$238,292	––	$750,133
Intersegment	27,398	31,023	$(58,421)	––
Expenses:
External	(91,891)	(243,043)	––	(334,934)
Intersegment	(31,023)	(27,398)	58,421	––
Less:
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	64,052	(14,053)	––	49,999
Pretax operating earnings	$352,273	$12,927	$––	$365,200

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present a reconciliation of the pretax operating earnings by segment disclosed above to net income.

	Three Months Ended September 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax operating earnings	$117,514	$13,157	––	$130,671
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	40,549	(49,927)	––	(9,378)
Taxes				(29,814)
Net income				$91,479

	Three Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations		Total
Pretax operating earnings	$129,786	$6,443	$––		$136,229
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	8,798	(47,891)		––	(39,093)
Taxes					(47,730)
Minority interest and equity in earnings, net of taxes					24,405
Net income					$73,811

	Nine Months Ended September 30, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax operating earnings	$329,363	$38,090	$––	$367,453
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	(18,920)	50,749	––	31,829
Taxes				(119,884)
Minority interest on VIEs				52,006
Net income				$331,404

	Nine Months Ended September 30, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
Pretax operating earnings	$352,273	$12,927	$––	$365,200
SFAS133 CDS and economic interest rate hedge fair value gain (loss)	64,052	(14,053)	––	49,999
Taxes				(115,232)
Minority interest and equity in earnings, net of taxes				(33,693)
Net income				$266,274

The intersegment assets consist of (1) intercompany notes issued by FSA and held within the FP Investment Portfolio and (2) GICs issued by the GIC Affiliates and held within the VIE Bond Portfolio.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and GICs.

8.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses, other liabilities and minority interest at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Other assets:
Fair value of VIE swaps	$467,278	$433,670
Fair-value adjustments on CDS	81,912	57,372
VIE other invested assets	149,190	146,710
Securities purchased under agreements to resell	10,000	350,000
Deferred compensation trust	103,841	107,140
Tax and loss bonds	120,067	105,324
Accrued interest on VIE swaps	128,782	108,421
Accrued interest income	93,417	76,295
Other assets	167,380	271,009
Total other assets	$1,321,867	$1,655,941

	September 30, 2006	December 31, 2005
Accrued expenses, other liabilities and minority interest:
Payable for securities purchased	$154,253	$91,529
Deferred compensation trust	103,841	107,140
Equity participation plan	90,440	116,887
Accrued interest on FP GICs	108,849	83,828
Fair-value adjustments on derivatives	40,693	61,924
Other liabilities	311,314	347,866
Minority Interest in variable interest entities	250	180,406
Total accrued expenses, other liabilities and minority interest	$809,640	$989,580

9.   VARIABLE INTEREST ENTITIES

On April 28, 2006, the Company increased its ownership of the ordinary shares of FSA Global from 29% to 49% through an acquisition of shares from an unaffiliated third party. Immediately thereafter, FSA Global’s charter documents were amended to create a new class of nonvoting preference shares, which was issued to the Company. Holders of such preference shares have exclusive rights to any future dividends and, upon any winding up of FSA Global, all net assets available for distribution to shareholders (after a distribution of $250,000 to the ordinary shares). As a result of the issuance of such preference shares, (a) a substantive sale and purchase of an interest took place between the ordinary shareholders of FSA Global and the Company, resulting in an assessment and recording of the fair value of the assets and liabilities sold and purchased at the time of such transaction, and (b) the minority interest liability of the Company associated with FSA Global was eliminated. In the second quarter of 2006, the Company realized a gain of $1.8 million as a result of this transaction.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ( the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements, have not been issued in the period of adoption. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statements of operations and comprehensive income.  The fair value election may be applied on an instrument by instrument basis.  SFAS 155 also eliminates a restriction on qualifying special purpose entities from holding derivative financial instruments that pertain to beneficial interests other than other derivative financial instruments.  SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006.  The Company is currently evaluating the impact of SFAS 155 on its financial statements.

On September 15, 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when required to use fair value measures for recognition or disclosure purposes under GAAP.  SFAS 157 adopted an “exit price” approach to determining fair value and established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels.  Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.  Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.  Level 3 is the lowest priority and is defined as unobservable inputs such as a company’s own data.  Prioritization of inputs, as well as other considerations, determine the level of disclosure required.  SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  The Company is in the process of evaluating the impact of SFAS 157 on its financial statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.   INTERNATIONAL SUBSIDIARY

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

For the third quarter of 2006, net income increased 23.9% from $73.8 million to $91.5 million, primarily due to the inclusion of a cumulative tax expense in 2005 that was related to the repatriation of earnings of the Company’s Bermuda subsidiary. For the first nine months of 2006, net income increased 24.5% from $266.3 million to $331.4 million. Gross premiums written for the third quarter decreased 19.0% to $191.8 million. For the first nine months, gross premiums written decreased 1.9% to $559.5 million. Shareholders’ equity increased 8.4% to $3.1 billion from December 31, 2005 after dividends of $97.5 million and an increase in the fair value of the Company’s investment portfolios.

Results of Operations

Premiums

Net Earned and Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Premiums written, net of reinsurance	$125.7	$160.9	$365.4	$414.3
Premiums earned, net of reinsurance	91.8	116.8	284.7	308.0
Net premiums earned excluding refundings and accelerations	85.3	96.5	254.9	262.7

New Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by FSA and its subsidiaries and the present value of net interest margin originated (“PV NIM originated”) by the FP Segment. The Company generated PV originations of $192.8 million and $617.8 million in the three and nine months ended September 30, 2006 and $315.0 million and $720.9 million in the three and nine months ended September 30, 2005. Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

Present Value of Premiums Originated

The GAAP measure “gross premiums written” captures premiums collected and accrued for in the period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current period originations because a significant portion of the Company’s premiums are collected in installments. Therefore, to measure current period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront in the accounting period, which produces the non-GAAP measure “PV premiums originated.”

The Company’s insurance policies and insured CDS are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, current period premium production, as distinct from earned premiums, represents premiums to be earned in the future.

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

Installment premiums are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums are not captured in premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums originated to measure current business production.

PV premiums originated is a measure of gross origination activity, and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection, which may be considerable, employed by the Company to manage its credit exposures. PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, originated during the period. To calculate PV premiums originated, management applies a discount rate to an estimate of all future installment premium receipts. The Company calculates the discount rate as the average pre-tax yield on its insurance investment portfolio for the previous three years. This rate is consistently applied to all installment policies originated in a calendar year. The estimated installment premium receipts are based on each installment policy’s projected par balance outstanding multiplied by its premium rate. The Company estimates the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate applied to each vintage year. The discount rate employed by the Company for this purpose was 5.07% for 2006 originations and 5.30% for 2005 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Gross premiums written	$191.8	$236.8	$559.5	$570.5
Gross installment premiums received	(62.4)	(78.9)	(178.9)	(212.1)
Gross upfront premiums originated	129.4	157.9	380.6	358.4
Gross PV estimated installment premiums originated	31.7	118.7	152.2	290.0
Gross PV premiums originated	$161.1	$276.6	$532.8	$648.4

Financial Guaranty Insurance Originations

The tables below show the gross par amount insured and PV premiums originated in the Company’s three major business sectors for the periods indicated.

U.S. Municipal Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$9.3	$19.8	$29.5	$50.0
Gross PV premiums originated (in millions)	50.2	176.8	216.8	344.7

Due to a continued decline in refundings, partially offset by growth in new-money issuance, volume in the municipal new-issue market declined 14% to approximately $266.1 billion in the first nine months of 2006. Insurance penetration was approximately 50%, compared with 59% in the third quarter of 2005. FSA insured approximately 22% of the par amount of insured new municipal bond issues sold year-to-date.

Including both primary and secondary U.S. municipal obligations with closing dates in the third quarter, the par amount insured by FSA decreased 53.1% and PV premiums originated decreased 71.6%. The greater decrease in PV premiums resulted from FSA’s strategic focus on transactions in high-quality sectors, such as general obligations, special district issues and water and sewer utility bonds, where there was greater relative value to be found, as well as the significant contribution of the Chicago Skyway transaction in last year’s third quarter.  For nine months, par insured declined 41.1%, and PV originations declined 37.1%.

U.S. Asset-Backed Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$4.9	$7.6	$18.1	$20.2
Gross PV premiums originated (in millions)	20.9	51.4	74.0	171.2

FSA’s third-quarter U.S. asset-backed originations decreased 36.1% in par insured and 59.3% in PV premiums originated.  The business was diverse across consumer finance, collateralized debt obligation (CDO) and residential mortgage-backed (RMBS) transactions. PV premiums declined more than par insured because credit spreads remained tight and the mix of business shifted toward the high-quality, lower premium pooled corporate sector, where FSA found increased opportunities to guarantee Triple-A collateralized loan obligations.

For the first nine months, U.S. asset-backed par insured fell 10.6%, and PV premiums declined 56.8%. The sharper decline in PV premiums is primarily due to a combination of tight spreads, higher quality in the consumer finance business and reduced insured amounts of RMBS and longer term pooled corporate CDS.

International Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross par insured (in billions)	$3.1	$2.7	$12.5	$9.7
Gross PV premiums originated (in millions)	90.0	48.4	242.0	132.5

FSA’s third-quarter international par insured increased 13.2%, producing 85.8% growth in international PV premiums originated.  Much of the third quarter international business was concentrated in the U.K. public infrastructure sector, particularly water and other utility companies.  The long-term nature of these transactions caused PV premiums to grow faster than par insured.  For the first nine months, growth of the public infrastructure business drove a 29.9% increase in international par insured and an 82.6% increase in PV premiums originated.

Financial Products Originations

The FP Segment produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, PV NIM originated is expected to be earned and collected in future periods.

GICs are issued at or converted into LIBOR-based floating-rate obligations, with proceeds invested in or converted into LIBOR-based floating-rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the current period investment revenue and borrowing cost, net of the economic effect of derivatives used to hedge interest rate and currency risk, is the FP NIM.

PV NIM originated represents the difference between the present value of estimated interest to be received on actual investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of transaction expenses and the expected results of derivatives used to hedge interest rate risk. The Company’s future positive interest rate spread estimate generally relates to contracts or security instruments that extend for multiple years.

Net interest income and net interest expense are reflected in the consolidated statements of operations and comprehensive income but are limited to current period earnings. As GIC contracts and the assets they fund extend beyond the current period, management considers the non-GAAP measure PV NIM to be a useful indicator of future FP NIM to be earned and includes it in the non-GAAP measure adjusted book value (“ABV”) as an element of intrinsic value that is not found in GAAP book value.

GIC Affiliates issue GICs mainly to municipal issuers and for structured transactions. The majority of municipal GICs issued relate to debt service reserve funds and construction funds in support of municipal bond transactions. The majority of structured GICs serve as collateral for synthetic CDO transactions. The actual timing and amount of repayments may differ from the original estimates, which in turn would affect the realization of the estimate of PV NIM originated in a given accounting period.

Financial Products PV NIM Originated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
PV NIM originated	$31.7	$38.4	$85.0	$72.5

Third-quarter PV NIM originated in the financial products segment declined 17.5% compared with the result in the third quarter of last year, during which the Company found a number of long-dated purchasing opportunities. In this year’s third quarter, the Company invested primarily in the highly liquid Triple-A mortgage-backed securities market. It obtained funding across its major channels and throughout the term structure. For nine months, PV NIM originations increased 17.1%, reflecting the general growth trend of the business.

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

While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings is an important additional measure for providing a more complete understanding of the Company’s results of operations. The Company defines operating earnings as net income before the effects of fair value adjustments for two items:

1.                economic interest rate hedges, defined as derivatives that are intended to hedge interest rate risk but do not meet the criteria necessary to receive hedge accounting treatment under SFAS 133, with any residual hedge ineffectiveness remaining in operating earnings; and

2.                FSA-insured CDS that have investment-grade underlying credit quality and are marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to economic interest rate hedges arise in both the financial guaranty and FP segments, caused primarily by the one-sided mark-to-fair value derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for hedge accounting treatment under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest cash flow. Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-fair value of open futures positions is added back to operating earnings.

CDS contracts are generally non-cancelable prior to maturity, and the Company views insured CDS risks as comparable to other insured risks. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured party for economic losses (in excess of some agreed-upon deductible) related to debt obligations, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In the event a CDS were to migrate below investment grade, the fair-value impact would be fully reflected in operating earnings.

Operating earnings are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike GAAP, there is no comprehensive, authoritative guidance for management reporting. The Company’s operating earnings is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company’s operating earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, should exercise caution when comparing the Company’s performance with that of other financial guaranty companies based upon operating earnings. Operating earnings results are only meant to supplement GAAP results by providing additional information used by management, the Company’s board of directors and rating agencies to assess performance.

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings. For example, in reversing the unrealized gains and losses that result from application of SFAS 133 to derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation reflects the economic substance of its FP Segment and the business of FSA Global, the presentation understates GAAP earnings volatility.

Operating earnings also do not reflect earnings volatility related to CDS fair-value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A (defined as credit quality based on loss protection greater than 1.3 times the Triple-A standard), and the Company does not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will sum to zero over the finite terms of the exposures, which are typically five to ten years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s CDS change in fair-value results, should not influence a measure of the Company’s operating performance and therefore excludes CDS fair-value adjustments from operating earnings.

For the third quarter of 2006, the Company’s operating earnings increased 20.0% to $97.6 million. For the first nine months, operating earnings increased 10.3% to $276.9 million. The following table reconciles net income to non-GAAP operating earnings:

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (2)	2006	2005 (2)
	(in millions)
Net income	$91.5	$73.8	$331.4	$266.3
Less fair-value adjustments for economic interest rate hedges, net of taxes (1)	(5.1)	(38.3)	38.6	(2.1)
Less fair value adjustments of insured CDS, net of taxes	(1.0)	30.8	15.9	17.4
Operating earnings	$97.6	$81.3	$276.9	$251.0

(1)          See following table for a more detailed presentation of fair-value adjustments for economic interest rate hedges.

(2)          Prior-year balances have been reclassified to conform to current-year presentation.

Fair-Value Adjustments for Economic Interest Rate Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Fair-value adjustment for economic interest rate hedges—FP Segment	$(49.9)	$(47.9)	$50.8	$(14.0)
Fair-value adjustment for economic interest rate hedges—VIEs	42.0	(37.9)	(43.5)	37.2
VIE minority interest	—	26.9	52.0	(26.4)
Tax effect	2.8	20.6	(20.7)	1.1
Total fair-value adjustments for economic interest rate hedges	$(5.1)	$(38.3)	$38.6	$(2.1)

Adjusted Book Value

To calculate ABV, the following adjustments, on an after-tax basis, are made to shareholders’ equity (GAAP “book value”):

1.                addition of unearned premium revenues, net of amounts ceded to reinsurers;

2.                addition of the present value of future installment premiums, net of amounts ceded to reinsurers, which includes the effects of PV future ceding commission and premium taxes;

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

Management considers ABV an operating measure of the Company’s intrinsic value. Because the Company records a non-specific statistical loss reserve, book value reflects an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of future premiums or future NIM, are generally non-cancelable and represent a claim to future cash flows. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the growth of ABV.

The ABV metric is limited because it reflects the accelerated realization of certain assets and liabilities through equity and relies on an estimate of the amount and timing of the receipt of installment premiums and future NIM. Actual installment premium receipts could vary from the amount estimated due to differences between actual and estimated insured debt balances outstanding and foreign exchange fluctuations. Actual NIM results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs issued by the Company. ABV excludes fair-value adjustments of investment-grade insured CDS and fair-value adjustments of derivatives that hedge interest rate risk but do not qualify for hedge accounting under SFAS 133. Any residual hedge ineffectiveness remains in ABV.

Adjustments 1, 2 and 3 above represent the sum of cumulative years’ reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Adjustments 1 and 2 in the calculation of ABV represent unearned premiums that have been collected and the Company’s best estimate of the present value of its future premium installments (comprising current and prior period originations that have not yet been earned). Debt schedules related to installment transactions can change from time to time. Critical assumptions underlying adjustment 2 are discussed above under “New Business Production—Financial Guaranty Insurance Originations.”

As discussed above under “New Business Production—Financial Products Originations,” the Company calculates PV NIM originated because net interest income and net interest expense reflected in the consolidated statements of operations and comprehensive income are limited to current period earnings and do not reflect the estimated future earnings potential. The Company’s future positive interest rate spread from outstanding GIC business (adjustment 3) can be estimated and generally relates to contracts or security instruments that extend for multiple years. Management therefore includes it in ABV as another element of intrinsic value not found in GAAP book value.

Adjustment 4 reflects the realization of costs deferred and associated with premium origination.

Through adjustments 5 and 6, the effect of certain items excluded from operating earnings are also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP Segment and FSA Global portfolios, although they do not satisfy SFAS 133 hedge accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to expected maturity along with the related hedged fixed-rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

Shareholders’ equity (“book value”) was $3.1 billion and ABV was $4.2 billion at September 30, 2006. The following table reconciles book value to ABV:

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	September 30, 2006	December 31, 2005
	(in millions)
Shareholders’ equity	$3,059.0	$2,822.9
After-tax adjustments:
Plus net unearned premium revenues	1,033.8	981.4
Plus present value future net installment premiums and financial products present value future net interest margin	599.4	556.0
Less net deferred acquisition costs	222.8	217.8
Less fair-value adjustments for insured CDS	53.2	37.4
Less fair-value of economic interest rate hedges	60.1	20.8
Less unrealized gains on investments	158.4	156.2
Adjusted book value	$4,197.7	$3,928.1

Net Investment Income and Realized Gains

Net investment income increased 9.3% for the third quarter of 2006 and 7.4% for the first nine months of 2006. The increase primarily reflects higher invested balances in the Company’s investment portfolios. Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses, variable interest entities and assets acquired in refinancing transactions) for the third quarter was 9.4%, versus 18.5% for the comparable prior-year period. The Company’s effective income tax rate on investment income (excluding the effects of realized gains and losses, variable interest entities and assets acquired in refinancing transactions) for the first nine months was 12.0%, versus 13.7% for the comparable prior-year period. The decrease in the effective income tax rate is primarily a result of the change in capitalization and tax status of the Company’s Bermuda subsidiary.

The Company has an investment in XL Financial Assurance Ltd (“XLFA”) in the form of preferred shares. XLFA is a financial guaranty insurance subsidiary of XL Capital Ltd (“XL”). The Company accounts for its investment in XLFA as available-for-sale securities with changes in fair value reflected in OCI and with dividends declared or paid included in investment income. The fair value of the investment at September 30, 2006 was $54.3 million. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from a participating dividend based on an internal rate of return up to 19% to a fixed dividend of 8.25% per annum, effective January 1, 2006. Quarterly dividends were declared at this new rate commencing with the first quarter of 2006. Dividend income was $1.1 million and $3.3 million for the three and nine months ended September 30, 2006 and $2.6 million and $7.5 million for the three and nine months ended September 30, 2005.

Losses and Loss Adjustment Expenses

The Company recorded losses and LAE incurred of $5.2 million in the third quarter of 2006, compared with $10.2 million in the third quarter of 2005. The Company recorded losses and LAE incurred of $16.3 million for the first nine months of 2006, compared with $20.4 million for the first nine months of 2005. The decrease related primarily to reduced contributions to the non-specific reserve due to decreased third quarter 2006 business production. Adjustments to reserves represent management’s estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions in the case of new originations.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in millions)
December 31, 2005	$115.7	$53.7	$169.4
Incurred	16.3	—	16.3
Transfers	2.1	(2.1)	—
Payments and other decreases	—	(1.5)	(1.5)
September 30, 2006 balance	$134.1	$50.1	$184.2

The gross and net par amounts outstanding on transactions with case reserves were $419.7 million and $351.8 million, respectively, at September 30, 2006. The net case reserves consisted primarily of six CDO transactions and one municipal transaction, which collectively accounted for approximately 94.5% of total net case reserves. The remaining nine case reserve exposures were in various sectors.

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liabilities will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s revised estimated loss, actual loss experience, its mix of business and economic conditions.

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

As of September 30, 2006, FSA had not received notice of payment default on any hurricane-related exposures. The Company’s 11 credits that have suffered the most significant economic and property loss from the 2005 hurricanes had an aggregate net par exposure of $181.7 million at September 30, 2006. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. The issuers of these insured bonds have generally continued to improve financially and management does not expect that FSA will sustain permanent losses.

In addition, to provide relief to local governments facing difficulties meeting debt service obligations during this recovery period, the State of Louisiana issued an aggregate of $400 million of Gulf Tax Credit and matching State General Obligation Bonds on July 19, 2006. The bond proceeds funded a State Debt Service Assistance Fund to provide loans to help qualifying local governments meet debt service obligations for the next several years.  All of the qualifying entities are located in the New Orleans metropolitan area.

Among the exposures affected by the hurricane are $44.3 million of FSA-insured Orleans Levee District (the “District”) bonds. The District is exploring the possibility of seeking bankruptcy protection; however, FSA does not believe that payment of the FSA-insured bonds will be impaired.  In addition, the

District is a loan recipient under the State Debt Service Assistance Fund, with FSA-insured bonds receiving assistance through May 1, 2009.

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

Other Operating Expenses and Policy Acquisition Costs

For the third quarter, policy acquisition and other operating expenses increased to $41.9 million from $40.4 million for the previous year’s third quarter. For the first nine months, policy acquisition and other operating expenses increased to $123.8 million from $122.9 million for the previous year’s first nine months. These expenses include certain compensation expenses related primarily to the Company’s deferred compensation plan and supplemental executive retirement plan, which are based on changes in the fair value of related investments and are perfectly offset by amounts in other income arising from marking to fair value the assets held to economically defease such obligations. Excluding such expenses, policy acquisition and other operating expenses were $37.6 million in the third quarter of 2006, compared with $40.8 million in last year’s comparable period, and $119.8 million for the first nine months of 2006 compared with $118.4 million for the first nine months of 2005. The decrease in the third quarter related primarily to reduction in compensation and other expenses that vary with production, offset in part by lower deferral rates.

Financial Products Operating Net Interest Margin

FP operating NIM, a non-GAAP measure, is defined as the FP net interest margin excluding fair-value adjustments for economic interest rate hedges. Management uses FP operating NIM as a key performance measure of the Company’s FP business. FP operating NIM was $18.4 million for the third quarter of 2006 and $12.1 million in the third quarter of 2005. FP operating NIM was $53.2 million for the first nine months of 2006 and $28.8 million for the first nine months of 2005. The increases in FP operating NIM relate primarily to the increase in the book of GIC business. Prior-year balances have been reclassified to conform to the current year presentation.

NIM shown in accordance with classifications required under GAAP on the consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income from financial products and VIEs, plus financial products net realized gains (losses), less net interest expense from financial products and VIEs. Total NIM was $22.9 million for the third quarter of 2006 and negative $0.4 million for the third quarter of 2005. Total NIM was $70.1 million for the first nine months of 2006 and negative $14.6 million for the first nine months of 2005. The differences between Total NIM and FP operating NIM relate primarily to the presentation of periodic interest income and expense on derivatives, intersegment transactions and VIE NIM, as discussed further below.

VIE NIM and FP NIM are combined on the consolidated statements of operations and comprehensive income. VIE NIM pertains to the NIM derived from transactions executed by FSA Global and Premier. As the VIE NIM is considered part of the financial guaranty segment and not the FP Segment, this NIM component is subtracted to calculate FP NIM.

The table below reconciles Total NIM with FP operating NIM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Total NIM	$22.9	$(0.4)	$70.1	$(14.6)
Realized gains/losses from and ineffectiveness on economic interest rate hedges	(9.2)	6.3	(30.3)	24.4
Intersegment income	5.6	6.8	16.2	21.9
VIE operating NIM	(0.9)	(0.6)	(2.8)	(2.9)
FP operating NIM	$18.4	$12.1	$53.2	$28.8

Realized and unrealized gain and losses on economic interest rate hedges are elements of derivative gains and losses added back to calculate FP operating NIM. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Derivatives that qualify for hedge accounting are classified in net interest income from financial products and variable interest entities and net interest expense from financial products and variable interest entities, as applicable, in the consolidated statements of operations and comprehensive income with the underlying item being hedged.

Intersegment income relates primarily to intercompany notes held in the FP bond portfolio. In connection with the Company’s refinancing transactions, FSA obtains funds from FP operations to fund claim payments,  creating an interest bearing intercompany note. This intercompany note is included in the assets of the FP Segment, with the related net interest income added to FP operating NIM but eliminated from the consolidated Total NIM.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments

The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net realized and unrealized gains (losses) on:
FP and VIE interest rate derivatives	$(14.8)	$(79.3)	$(20.1)	$47.6
FSA-Insured CDS	(1.5)	46.4	24.5	26.6
FP and VIE foreign currency derivatives	(14.3)	(9.8)	97.0	(167.7)
Other	0.4	0.3	1.0	(1.6)
Net realized and unrealized gains (losses) on derivative instruments	$(30.2)	$(42.4)	$102.4	$(95.1)

Credit Default Swaps

FSA’s financial guaranty business includes insurance of CDS. The net par outstanding was $68.6 billion relating to these transactions at September 30, 2006 and $66.6 billion at December 31, 2005. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guaranty contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. The benefit for the nine months ended September 30, 2006 resulted primarily from tightening credit spreads in the CDS market. None of these adjustments indicate material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty or an indication of potential gains to be received from the derivative transactions.

Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is primarily the case with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the unrealized gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded will be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts was 3.3 years at September 30, 2006. The inception-to-date pre-tax gain on the CDS portfolio was $81.9 million at September 30, 2006 and $57.4 million at December 31, 2005. Given the high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions was $5.6 million and $20.0 million for the three and nine month periods ended September 30, 2006 and $8.3 million and $27.8 million for the three and nine month periods ended September 30, 2005. The decrease relates primarily to lower investment balances. The Company recorded $12.7 million and $11.4 million in realized gains for the three and nine month periods ended September 30, 2006 and $0.6 million and $5.8 million in realized gains for the three and nine month periods ended September 30, 2005. Realized gains and losses are generally a by-product of the investment management process for these refinancing transactions and may vary substantially from period to period. Any other-than-temporary impairments are also included in realized gains (losses) from assets acquired in refinancing transactions.

Variable Interest Entities

FSA Global is managed as a “matched funded vehicle,” in which the proceeds from the issuance of FSA-guaranteed notes are invested in obligations having cash flows substantially matched to those of, and maturing prior to, such notes. Total assets and total liabilities in the consolidated balance sheets related to the consolidation of FSA Global and Premier at September 30, 2006 and December 31, 2005 were $1.9 billion.

The Company’s management believes that the assets held by the VIEs, including those eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All intercompany insured amounts between FSA and FSA Global are excluded from the notes to the Consolidated Financial Statements at September 30, 2006.

Taxes

For the first nine months of 2006 and 2005, the Company’s effective tax rates were 26.6% and 30.6%, respectively. The 2006 and 2005 rates differ from the statutory rate of 35% primarily due to tax-exempt interest income. The earnings from FSA International were subject to tax in the third quarter of 2005 for the first time, reflecting the 2005 change in the capitalization and tax status of FSA International and the Company’s intention to repatriate FSA International’s future earnings. The effect of this policy change was to increase taxes by $2.9 million and $9.6 million for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s consolidated invested assets and cash at September 30, 2006, net of unsettled security transactions, were $20,337.2 million, compared with the December 31, 2005 balance of $17,392.3 million. These balances include the change in the fair value of the Company’s various investment portfolios, which had an aggregate unrealized gain position of $240.8 million at September 30, 2006 and $236.2 million at December 31, 2005. These balances exclude (1) assets in the VIE Bond Portfolio, which management believes are beyond the reach of the Company and its creditors and (2) assets acquired under refinancing transactions.

At September 30, 2006, Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) had cash and investments of $63.6 million available to fund the liquidity needs of its non-insurance operations. Because the majority of FSA Holdings’ operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from, payment on surplus notes by, or repurchase of shares by, FSA.

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

FSA Holdings paid dividends of $32.5 million and $97.5 million in the three and nine month periods ended September 30, 2006 and $17.8 million and $53.3 million during the comparable periods of 2005.

FSA’s ability to pay dividends depends, among other things, upon FSA’s financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York (the “New York Insurance Law”), FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of

New York or (b) adjusted net investment income during this period. FSA paid $120.0 million and $67.0 million of dividends in the first nine months of 2006 and 2005, respectively. Based on FSA’s statutory statements for September 30, 2006, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following September 30, 2006 is approximately $144.1 million.

At September 30, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal and interest on such notes may be made only with the approval of the New York Superintendent. FSA paid $1.4 million and $4.1 million in the three months and nine months ended September 30, 2006 and $1.4 million and $4.1 million in the three months and nine months ended September 30, 2005 in surplus note interest, and did not pay any principal. As of September 30, 2006 FSA has not received permission to pay any principal or interest.

At September 30, 2006, FSA had approximately $500 million of contributed surplus under its statutory accounts. FSA has sought approval from the New York Insurance Department to repurchase up to $500 million of shares during the period ending December 31, 2008. Any such share repurchase would be subject to FSA Inc. Board approval and would serve to reduce FSA’s statutory contributed surplus.

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, or pay interest or principal on surplus notes held by, or repurchase shares held by, its parent. FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. Insurance policies issued by FSA guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events subject to single-risk limits specified in the New York insurance law. These policy provisions prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA’s liquidity requirements.

FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At September 30, 2006, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,298.8 million at September 30, 2006. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The commitment expires April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of September 30, 2006.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $0.2 million and $0.7 million in the three and nine months ended September 30, 2006 and $0.3 million and $1.0 million in the three and nine months ended September 30, 2005, respectively, and was recorded as other operating expense in the Company’s Consolidated Financial Statements. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

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

In connection with its FP business, the Company has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 8, 2006, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement as of September 30, 2006. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either S&P or Moody’s and on not being rated below AA+ by S&P or Aa1 by Moody’s.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer, whether the insurer is a monoline or multiline insurer and the type and amount, if any, of collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A-rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on

FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under the S&P capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies in their assessment of FSA’s capital adequacy.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended September 30, 2006 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

The Company’s annual report on Form 10-K for the year ended December 31, 2005 disclosed the following material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31 and June 30, 2005, March 31, June 30, September 30 and December 31, 2004 and 2003 and opening retained earnings at January 1, 2002. In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains (losses) on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

Remediation

In the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2004, filed December 19, 2005, management stated that it intended to remediate the material weakness in internal control over financial reporting. In accordance with its stated intentions, during the nine months ended September 30, 2006, management has:

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

These remediation procedures were in operation during the period ended September 30, 2006. However, management has concluded that the procedures have not been in place for a sufficient period to assert that the remediation is effective. Management will continue to monitor and test the operating effectiveness of the newly implemented controls.

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

PART II—OTHER INFORMATION

Item 6.                        Exhibits.

(a)   Exhibits

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended September 30, 2006 and 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
Date: November 13, 2006
	By:	/s/ LAURA A. BIELING
	Name:	Laura A. Bieling
	Title:	Managing Director & Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended September 30, 2006 and 2005.