Form 10-K
period 2006-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2007-04-02
CIK 913357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2006 was $1,102,411. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company’s common stock were valued under the Company’s director share purchase program on June 30, 2006.

At March 26, 2007, there were outstanding 33,276,017 shares of common stock, par value $0.01 per share, of the registrant (excludes 241,978 shares of treasury stock).

Documents Incorporated By Reference

None.

PART I

Item 1.                        Business.

Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on public finance and asset-backed obligations in domestic and international markets. The financial strength of the Company’s insurance company subsidiaries is rated “Triple-A” by the major securities rating agencies and obligations insured by them are generally awarded “Triple-A” ratings by reason of such insurance. The Company’s principal insurance company subsidiary is Financial Security Assurance Inc. (“FSA”), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal and other public finance obligations. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements (“GICs”) through other consolidated entities. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

For the year ended December 31, 2006, the Company had gross premiums written of $816.0 million, of which approximately 72.6% related to insurance of public finance obligations and approximately 27.4% related to insurance of asset-backed and other non-public finance obligations. As of December 31, 2006, the Company had net par outstanding of $359.6 billion, of which approximately 69.9% represented insurance of public finance obligations and approximately 30.1% represented insurance of asset-backed and other non-public finance obligations.

The Company provides FSA-insured GICs to municipalities and other market participants. As of December 31, 2006, the Company had $15.8 billion principal amount of outstanding GICs.

Organization

FSA wholly owns FSA Insurance Company (“FSAIC”), which in turn wholly owns Financial Security Assurance (U.K.) Limited (“FSA-UK”) and FSA Mexico Holdings Inc. (“FSA Mexico Holdings”). FSA and FSAIC together own Financial Security Assurance International Ltd. (“FSA International”). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA-UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside United States and European markets. FSA Mexico Holdings is the New York holding company that, together with FSAIC, owns FSA’s Mexican subsidiary, FSA Seguros México, S.A. de C.V. (“FSA Mexico”). FSA Mexico has an application pending to be licensed to transact financial guaranty insurance in Mexico.

The Company conducts its GIC business through its affiliates FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). The Company consolidates the results of the GIC Affiliates. FSACM has conducted substantially all of the Company’s GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance. FSAM wholly owns FSA Portfolio Asset Limited (“FSA-PAL”), a U.K. company that invests in non-U.S. securities.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”) and Premier International Funding Co. (“Premier”). FSA Global is a special purpose funding vehicle partially owned by the Company. FSA Global issues FSA-insured medium term notes and generally invests the proceeds from the sale of its notes in FSA-insured GICs or other FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in debt defeasance for lease transactions.

The Company divides its operations into two business segments:  financial guaranty and financial products (“FP”). Prior to the period ended December 31, 2006, the VIEs were included in the financial guaranty segment. However, beginning December 31, 2006, the VIEs are included in the Company’s FP Segment, reflecting the Company’s management of the VIEs’ operations. The Company has reclassified the corresponding information for earlier periods to conform to the current year presentation. Together, the GIC Affiliates, FSAM, FSA-PAL and the VIEs make up the “FP Segment.”

The Company refinances certain underperforming transactions by employing special purpose vehicles to raise funds to refinance such transactions. These refinancing vehicles are also consolidated.

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

Transaction Services Corporation (“TSC”), a wholly owned subsidiary of the Company, is engaged in the business of managing troubled transactions, including, but not limited to, those referred to as refinanced transactions, within the insured portfolios of FSA and its subsidiaries.

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

The Company’s Executive Management Committee manages the Company’s business. The Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer are members of the Executive Management Committee. The heads of Municipal Finance, Corporate Finance, the European Group, the Asia Group and Financial Products serve as part-time members of this committee and, collectively, comprise the “Management Committee.”  Bruno Deletré, a director of the Company and a member of the Executive Board of Dexia Crédit Local, is an ex officio member of the Management Committee.

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

In 1998, the Company and XL Capital Ltd (“XL”), a major Bermuda-based insurance holding company, entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd (“XLFA”). In connection with the joint venture, XL acquired a minority interest in the Company and FSA International, and the Company acquired a minority interest in XLFA.

On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company’s common stock was converted into the right to receive $76.00 in cash. As of December 31, 2006, 99.7% of the Company’s common stock was held by Dexia Holdings. The other holders are certain current and former directors of the Company who own shares of the Company’s common stock or economic interests therein as described under “Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”  Dexia repurchased the last shares of the Company held by a White Mountains affiliate in May 2006.

In October 2005, FSA purchased the interest in FSA International owned by XL for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect, wholly owned subsidiary of the Company.

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

Business Objectives

Financial Guaranty Business

The Company’s objective for its financial guaranty business is to remain a leading insurer of public finance and asset-backed obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that the demand for financial guaranty insurance will remain strong over the long term as a result of the anticipated continuation of the following trends:

•       substantial volume of new domestic municipal bonds that are insured, due, in part, to the continued use of municipal bonds to finance repairs and improvements to the nation’s infrastructure and continued demand for credit enhancement by individuals who purchase municipal bonds;

•       expansion of private finance for funding of infrastructure projects throughout the world;

•       growth of asset securitization; and

•       growing use of financial guaranty insurance in non-U.S. markets.

The Company believes that short-term trends for financial guaranty insurance remain uncertain due, among other things, to:

•       narrow interest rate spreads between Triple-A-rated obligations and lower rated obligations;

•       potential decline in public finance issues, including refundings, should interest rates rise; and

•       increased competition among financial guarantors and other alternative providers of credit enhancement.

The Company expects to continue to originate a diversified insured portfolio characterized by insurance of both public finance and asset-backed obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company pursues international opportunities in Western European and Asia Pacific markets and, selectively, in Eastern European and Latin American markets.

Financial Products Business

The Company’s objective for its FP business is to generate net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in obligations satisfying the Company’s underwriting criteria while minimizing the Company’s exposure to interest rate changes. The Company anticipates continued demand over the long term for its GIC business and other financial products programs that employ financial guaranty insurance provided by FSA. A review by Moody’s Investors Service, Inc. (“Moody’s”) of the non-core business activities of financial guaranty insurers, completed in December 2006, proposed benchmark limits on the growth of insurers’ financial products businesses. The Company does not expect that such limits will affect its FP business in 2007.

Business of the Company

The Company is engaged in the financial guaranty business through FSA and its other insurance company subsidiaries and in the FP business through its GIC Affiliates, FSAM, FSA-PAL and the VIEs.

Financial Guaranty Business

FSA’s insurance is employed in both the new-issue and secondary markets. In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For both public finance and asset-backed obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

FSA has several programs that provide insurance for obligations trading in the secondary markets, including its Custody Receipt Program, which provides insurance primarily for domestic municipal obligations trading in the secondary market, and its Triple-A Guaranteed Secondary Securities (“TAGSS”®) Program, which provides insurance primarily for asset-backed and public infrastructure obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of securities they already hold or plan to acquire or to increase the market liquidity of such securities. FSA’s underwriting guidelines require the same underwriting standards on secondary-market issues as on new issues, although FSA’s control rights in the event of default are generally more limited.

In many insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer’s funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer’s exposure. In such transactions, FSA typically insures the issuer’s obligations under both the insured securities and the derivative contract.

FSA insures payment obligations of counterparties and issuers under GICs, GIC equivalents, credit-linked notes and obligations under interest rate, currency and credit default swaps (“CDS”), including guarantees issued in connection with the Company’s FP business. FSA also issues surety bonds under its Sure-Bid program, which provides an alternative to traditional types of good faith deposits for competitive municipal bond transactions.

FSA insures obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a “second-to-pay” basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has also reinsured a modest amount of business from other financial guaranty insurers.

The following table indicates the Company’s percentages of par amount (net of reinsurance) outstanding as of December 31, 2006 and 2005 with respect to each type of public finance and asset-backed program:

Net Par Amount and Percentage Outstanding by Program Type

	As of December 31, 2006
	Public Finance Programs		Asset-Backed Programs(1)
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$239,705	95.4%	$101,727	94.0%
Secondary Market	9,187	3.6	5,267	4.9
Assumed	2,401	1.0	1,273	1.1
Total	$251,293	100.0%	$108,267	100.0%

	As of December 31, 2006
	Public Finance Programs		Asset-Backed Programs(1)
	Net Par Amount Outstanding(1)	Percent of Total Net Par Amount Outstanding	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
New Issue	$217,405	95.7%	$102,464	92.8%
Secondary Market	8,112	3.6	6,985	6.3
Assumed	1,543	0.7	974	0.9
Total	$227,060	100.0%	$110,423	100.0%

(1)          Excludes intercompany insurance of $16,558 million in 2006 and $13,463 million in 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

Premiums

In setting insurance premium rates, FSA takes into account the risk it assumes and its projected return. Critical factors in assessing risk include the credit quality of the risk, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors, capital charges assessed by securities rating agencies and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings obtained by the issuer of an insured obligation. Standard & Poor’s Ratings Services (“S&P”) assigns a “capital charge” for most obligations insured by FSA. The capital charge for a transaction is an important factor in determining the “return on equity” from a specified transaction premium rate under the Company’s proprietary model. Competition arises from other insurers and alternative executions that do not involve insurance. For insurance on GIC and medium term note transactions, transactions involving “repackaging” of outstanding securities and other transactions, FSA’s premium may be arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

Public Finance Obligations

FSA insures a range of public finance obligations, including:

•       general obligation bonds supported by the issuers’ taxing power;

•       tax-supported bonds supported by leases, a specific or discrete source of taxation or “moral obligation” (that is, not a legally binding commitment);

•       revenue bonds and other obligations of state and local governments supported by the issuers’ ability to impose and collect fees and charges for public services or specific projects, such as utility, health care and transportation revenue bonds, as well as housing bonds secured by portfolios of single-family mortgages or secured by mortgages for government-supported multifamily residences; and

•       international public finance obligations, including obligations of sovereign and sub-sovereign issuers and project finance transactions.

Public finance obligations include municipal bonds, notes and other indebtedness issued by public and quasi-public entities, including states and their political subdivisions (such as counties, cities or towns), utility districts, universities and hospitals, and public housing and transportation authorities. Public finance obligations also include bonds, notes and other indebtedness issued by special purpose entities established to finance investments in infrastructure projects. An issuer’s obligation to pay is supported by the issuer’s taxing power in the case of general obligation bonds, and by the issuer’s or obligor’s ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds and public-private infrastructure financings. Some public finance obligations, including most project finance obligations, include non-governmental credit risks (to swap counterparties, insurance companies, construction companies or other non-governmental credits) and operating risks (such as traffic volume or student enrollment).

According to industry sources, the total and insured volume since 2002 of long-term U.S. municipal new issues sold were as follows:

U.S. Municipal Obligations(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
2002	$358.6	$178.9	49.9%
2003	383.6	190.5	49.7
2004	359.7	194.9	54.2
2005	408.3	233.0	57.1
2006	387.7	190.6	49.2

(1)          Source: The Bond Buyer, February 7, 2007. Volume is expressed in terms of principal issued and insured on a sale-date basis. Subject to revision as additional information becomes available.

The U.S. municipal bond market is a mature market in which the volume of new issues has exceeded $358 billion in each of the five years from 2002 through 2006. Volume generally has been higher throughout this five-year period than in earlier periods, primarily due to low interest rates. Following a record year in 2005, market volume declined 5% in 2006. Bond insurers generally insure about 50% of the U.S. municipal bond market, although insurance penetration rose as high as 57% in 2005.

Outside the United States, guarantors have increased their presence in public infrastructure finance from 2002 levels. International public finance transactions include many public-private partnership financings, such as those authorized under the U.K. Private Finance Initiative, and other highly structured transactions. Because such transactions tend to have long development times and large par amounts, the timing of transactions may cause volatility in insured volume from year to year.

Since 2002, the annual totals of non-U.S. public finance par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Non-U.S. Public Finance Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
(in billions)
2002	$8.1
2003	13.9
2004	11.7
2005	14.9
2006	N/A (2)

(1)          Source: Association of Financial Guaranty Insurers (“AFGI”) news release dated May 16, 2006. Data is subject to revision as additional information becomes available.

(2)          Not available from the same source. Of the four largest monoline guarantors, three disclose the public finance component of their international business in their statistical operating supplements. According to such statistical operating supplements, those three companies insured directly or assumed, in the aggregate, a principal amount of $23.3 billion of non-U.S. public finance obligations in 2006.

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

Asset securitization often represents an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Some corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Many finance companies fund consumer finance and home equity lending through securitization.

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

According to industry sources, the new par volumes since 2002 for each type of funded asset-backed security presented, including securities distributed under Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”), were as follows:

Year	New Issues of Funded U.S. Asset-Backed Securities(1)(2)	U.S. Public Issues of Private-Label Mortgage-Backed Securities(1)	Non-U.S. Asset- Backed Securities(1)(3)	Worldwide Funded Collateralized Debt Obligations(1)
	(in billions)
2002	$413.2	$214.0	$117.3	$87.7
2003	505.6	297.1	198.8	82.6
2004	691.6	329.1	205.5	127.6
2005	875.2	540.5	278.9	241.3
2006	907.7	566.3	419.1	445.3

(1)          Source: Asset-Backed Alert, January 9, 2004, January 7, 2005, January 13, 2006 and January 12, 2007. Subject to revision as additional information becomes available.

(2)          Includes public and privately placed corporate and consumer receivable-backed issues (including home equity loan issues) but excludes private-label mortgage-backed securities, CDOs, commercial paper and those private placements for which information is not available.

(3)          Includes asset-backed and mortgage-backed securities but excludes CDOs.

The data in the above table excludes synthetic transactions and therefore does not reflect the growth in the use of CDS during the years covered. According to the International Swaps and Derivatives Association, Inc. (“ISDA”), the notional principal amount of CDS outstanding in world markets was as follows at the dates indicated:

Outstanding Credit Default Swaps(1)
(in billions)
December 31, 2002	$2,191.6
December 31, 2003	3,779.4
December 31, 2004	8,422.3
December 31, 2005	17,096.1
June 30, 2006	26,005.7

(1)          Source: ISDA web page, February 22, 2007.

According to industry information, the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance directly originated by monoline guarantors during each year since 2002 were as follows:

Asset-Backed Obligations Insured by Monoline Insurance Companies(1)

Year Ended December 31,	United States		Non-U.S.
	(in billions)
2002	$165.5		$63.2
2003	120.4		45.0
2004	200.0		46.8
2005	216.3		61.5
2006	N/A	(2)	N/A	(2)

(1)          Source: AFGI news release dated May 16, 2006. Includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, excluding public finance obligations. Subject to revision as additional information becomes available.

(2)          Not available from the same source. According to the statistical operating supplements published by the four largest monoline guarantors, those four companies insured directly or assumed, in the aggregate, approximately $177.7 billion of U.S. asset-backed par volume. Three of these companies disclose the non-U.S. component of their asset-backed business, which in aggregate was $43.5 billion in 2006.

Financial Products Business

The Company’s FP business provides GICs to municipalities and other market participants. FSA insures all GICs issued by the GIC Affiliates. The majority of municipal GICs insured by FSA relate to debt service reserve funds or construction funds that support municipal bond transactions.

Each GIC entitles its holder to receive the return of the holder’s initial principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted. Generally, a municipal bond trustee or issuer will acquire a municipal GIC in order to invest funds on deposit in a debt service reserve fund or construction fund until it needs to use such funds to service debt or fund the payment of project expenses in accordance with the underlying bond documents. Non-municipal GICs include GICs acquired by issuers of credit-linked notes and GICs acquired by FSA Global.

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

The GIC Affiliates issue GICs and, on the same terms, lend the funds raised to FSAM. The payment obligations relating to the GICs generally are (or are converted by FSAM into) U.S. dollar LIBOR-based floating rate obligations. FSAM typically invests the funds in U.S. dollar LIBOR-based floating rate investments. To the extent that such investments do not meet such criteria, FSAM utilizes swaps, futures and other hedge transactions to convert them into U.S. dollar LIBOR-based floating rate investments.

FSA-PAL, which was formed in 2006, invests in non-U.S. securities. FSAM’s and FSA-PAL’s investments are generally obligations that would qualify for FSA insurance from a credit perspective. The GIC Affiliates, FSAM and FSA-PAL generate their gross profits or losses from the difference between the rates at which the GIC Affiliates borrow the funds and the rates yielded by FSAM’s and FSA-PAL’s investments. All related risk management functions are performed by FSAM.

The following table indicates the Company’s carrying amount of debt outstanding as of December 31, 2006 and 2005 with respect to municipal and non-municipal GICs:

	As of December 31
	2006	2005
	(in thousands)
Municipal	$6,725,578	$7,311,530
Non-municipal(1)	8,950,656	5,318,152
Total	$15,676,234	$12,629,682

(1)          Excludes GICs acquired by FSA Global.

Consolidated Variable Interest Entities

FSA Global is a Cayman Islands-domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as “medium term notes.”  The Company owns 49% of the voting ordinary shares and 100% of the nonvoting preference shares of FSA Global.

FSA Global issues securities at the request of interested purchasers in a process known as “reverse inquiry,” which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. As of December 31, 2006, the VIEs, including FSA Global, had $2.7 billion principal amount of outstanding notes, after elimination of intercompany transactions.

FSA Global is managed as a “match funded vehicle,” in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third party liquidity). This match funded structure is designed to minimize the market risks borne by FSA Global and FSA.

FSA Global generally raises funds that are denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating borrowing rates. In recent years, the funds FSA Global raises have generally been invested in FSA-insured GICs, but it may invest, and has in the past invested, in other FSA-insured obligations. FSA Global invests with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. While the majority of FSA Global’s investments are either denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating rates, it also holds investments in other currencies.

FSA Global’s investments:

•       mature prior to the maturity of the related FSA Global notes, and

•       pay a higher interest rate than the interest rate on the related FSA Global notes.

Insurance in Force

Set forth below is a summary of the Company’s par outstanding by type as of December 31, 2006:

	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(in millions)
Public finance	$347,685	$2,461	$350,146	$98,853	$251,293
Asset-backed(1)	129,947	1,297	131,244	22,977	108,267
Total	$477,632	$3,758	$481,390	$121,830	$359,560

(1)          Excludes direct par outstanding on intercompany insurance of $16,558 million relating to FSA-insured GICs issued by the GIC Affiliates.

As of December 31, 2006, the weighted average life of the direct par insured on these policies was approximately five years for asset-backed and 15 years for public finance obligations.

Public Finance Obligations

FSA’s insured portfolio of public finance obligations is divided into nine major categories, which include funded and synthetic obligations:

Domestic General Obligation Bonds

General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy taxes in an amount sufficient to provide for the full payment of the bonds.

Domestic Tax-Supported (Non-General Obligation) Bonds

Tax-supported (non-general obligation) bonds include a variety of bonds that, though not full faith and credit general obligations, are generally supported by leases, a specific or discrete source of taxation or moral obligation. Lease revenue bonds or certificates of participation (“COPs”) are usually general fund obligations that finance real property or equipment that, in the case of leases subject to annual appropriation or abatement, FSA deems to serve an essential public purpose (e.g., schools, public safety facilities, courts and correctional facilities). Tax-backed revenue bonds are secured by a lien on pledged tax revenues, including retail sales, excise and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments levied against property owners, which benefit from covenants by the issuer to levy, collect and enforce collections and to foreclose on delinquent properties.

Domestic Municipal Utility Revenue Bonds

Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, gas, water and sewer and solid waste. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

Domestic Health Care Revenue Bonds

Health care revenue bonds include bonds of state and local municipal authorities issued on a conduit basis on behalf of not-for-profit health care providers and health care provider systems, including health maintenance organizations, payable from amounts derived under loan agreements and notes of such health care providers with such authorities.

Domestic Housing Revenue Bonds

Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first-loss guarantees and, in some cases, the general obligation of the issuing housing agency or a state’s moral obligation to make up deficiencies.

Domestic Transportation Revenue Bonds

Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

Domestic Education Bonds

Education bonds include obligations of colleges and universities, primarily public or state-supported, and independent primary and secondary schools.

Other Domestic Public Finance Obligations

Other domestic public finance obligations insured by FSA include previously insured bonds, bonds secured by revenues and guarantees from the federal government, financings supported by specific state or local government entity revenues, and stadium financings.

International Public Finance Obligations

International public finance obligations have non-U.S. obligors and include obligations of sovereign and sub-sovereign issuers, project finance transactions involving projects leased to or supported by payments from governmental or quasi-governmental entities, toll road transactions supported by toll revenues, obligations arising under leases of equipment or facilities by municipal obligors, utility financings, securitizations of government-supported receivables or sovereign or municipal debt, corporate debt guaranteed by government-owned financial institutions and other obligations having international aspects but otherwise within the public finance categories described above.

Asset-Backed and Other Non-Public Finance Obligations

FSA’s insured portfolio of asset-backed and other non-public finance obligations is divided into five major categories, which are broadly based on the type of assets backing the insured obligations and include funded and synthetic obligations:

Domestic Residential Mortgage Loans

Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed- and open-end first and second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments and non-owner occupied residential housing. More than half of the domestic residential mortgage loan obligations currently insured by FSA are in the “sub-prime” sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. FSA also insures “net interest margin” (“NIM”) securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans. FSA has generally declined participation in securitizations of so-called “high-cost mortgage loans,”

characterized by very high interest rates or “points and fees” and subject to restrictive federal and state regulations.

Domestic Consumer Receivables

Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations include automobile loans, manufactured housing loans and credit card receivables. Consumer receivable transactions insured by FSA have tended to be concentrated in the subprime auto loan and credit card receivable sectors.

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

Other Domestic Non-Public Finance Obligations

Other domestic non-public finance obligations include bonds or other securities backed by government securities, letters of credit, guarantees by other monoline insurers or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA’s underwriting criteria. Other domestic non-public finance obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are generally either secured by a mortgage on property owned by or leased to an investor-owned utility or have the benefit of a “negative pledge” ensuring that no other material creditors have priority claims to the utility assets. Other domestic non-public finance obligations include securitization of life insurance risks (including so-called “triple-X transactions”) and airplane leases, including transactions benefiting from third-party financial guaranty insurance.

International Asset-Backed Obligations

International asset-backed obligations include (1) funded and synthetic CDOs, (2) securitizations of perpetual floating rate notes of non-domestic banks, diversified payment rights, future flows, health care receivables and residential housing construction loans, (3) obligations of non-domestic investor-owned utilities and (4) other obligations having international aspects but otherwise within the asset-backed categories described above.

Insured Portfolio

A summary of FSA’s insured portfolio as of December 31, 2006 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first-loss or excess-of-loss reinsurance.

Summary of Insured Portfolio
As of December 31, 2006(1)

	Number of Risks	Net Par Amount Outstanding	Net Par and Interest	Percent of Net Par and Interest
	(dollars in millions)
Public finance obligations
General obligation	6,912	$103,112	$153,500	29%
Tax-supported	1,128	46,479	72,160	14
Municipal utility revenue	1,115	40,495	65,709	12
Health care revenue	242	13,155	24,140	5
Housing revenue	183	7,576	13,390	3
Transportation revenue	119	16,164	28,618	5
Education	109	4,378	6,989	1
Other domestic public finance	85	1,628	2,480	—
International	143	18,306	47,659	9
Total public finance obligations	10,036	251,293	414,645	78
Asset-backed obligations
Residential mortgages	202	$15,666	$17,441	3
Consumer receivables	42	10,599	11,214	2
Pooled corporate	260	45,914	48,745	9
Other domestic asset-backed	113	6,793	8,382	2
International	103	29,295	30,994	6
Total asset-backed obligations	720	108,267	116,776	22
Total	10,756	$359,560	$531,421	100%

(1)          Excludes intercompany insurance of $16,558 million in net par outstanding and $20,850 million in net par and interest outstanding relating to FSA-insured GICs issued by the GIC Affiliates.

Obligation Type

The table below sets forth the relative percentages of net par amount insured by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2006	2005	2004	2003	2002
Public finance obligations
General obligation	27%	30%	20%	28%	19%
Tax-supported	9	12	7	15	9
Municipal utility revenue	8	8	5	12	9
Health care revenue	3	3	3	2	1
Housing revenue	1	1	2	3	2
Transportation revenue	2	4	2	5	4
Education	1	1	1	2	1
International	7	5	2	2	2
Total public finance obligations	58	64	42	69	47
Asset-backed and other non-public finance obligations
Residential mortgages	10	9	29	7	9
Consumer receivables	10	5	3	6	10
Pooled corporate	11	13	14	5	14
Other domestic asset-backed(1)	1	1	4	2	1
International	10	8	8	11	19
Total asset-backed obligations	42	36	58	31	53
Total	100%	100%	100%	100%	100%

(1)          Excludes intercompany transactions relating to FSA-insured GICs issued by the GIC Affiliates.

Terms to Maturity

The table below sets forth the contractual terms to maturity of the Company’s policies as of December 31, 2006 and 2005:

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations(1)

	As of December 31, 2006		As of December 31, 2005
Term to Maturity	Public Finance	Asset- Backed(2)	Public Finance	Asset- Backed(2)
	(in millions)
0 to 5 years	$48,273	$41,582	$44,272	$41,955
5 to 10 years	53,242	31,097	49,935	31,395
10 to 15 years	47,865	12,301	44,392	12,180
15 to 20 years	41,489	1,860	36,737	744
20 years and above	60,424	21,427	51,724	24,149
Total	$251,293	$108,267	$227,060	$110,423

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for asset-backed obligations are expected to be considerably shorter than the contractual maturities for such obligations.

(2)          Excludes intercompany insurance of $16,558 million in 2006 and $13,463 million in 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

Issue Size

The table below sets forth the net par outstanding as of December 31, 2006, broken out by original net par amount:

Net Par Amount Outstanding

	As of December 31, 2006
Original Net Par Amount	Public Finance	Asset-Backed(1)
	(dollars in millions)
Less than $10 million	$35,308	$145
$10 to $50 million	69,890	4,003
$50 million to $100 million	39,353	7,687
$100 million or greater	106,742	96,432
Total	$251,293	$108,267

(1)          Excludes intercompany insurance of $16,558 million relating to FSA-insured GICs issued by the GIC Affiliates.

Geographic Concentration

The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Jurisdiction

	As of December 31, 2006
Jurisdiction	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
California	1,022	$31,724	12.7%
New York	703	19,800	7.9
Texas	760	17,123	6.8
Pennsylvania	782	16,429	6.5
Florida	270	13,061	5.2
Illinois	682	12,641	5.0
New Jersey	609	10,817	4.3
Michigan	542	10,173	4.0
Washington	332	9,067	3.6
Massachusetts	210	6,304	2.5
Ohio	376	6,160	2.5
Indiana	271	5,451	2.2
Georgia	114	5,050	2.0
Wisconsin	453	4,982	2.0
All other U.S. jurisdictions	2,767	64,205	25.5
International	143	18,306	7.3
Total	10,036	$251,293	100.0%

In its asset-backed business, the Company considers geographic concentration as a factor in underwriting insurance for securitizations of pools of assets, such as residential mortgage loans or consumer receivables. However, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration may not be a significant credit factor given other more relevant measures of diversification, such as issuer or industry diversification.

The Company’s revenues from external customers attributed to the United States and all foreign countries during each of the last three fiscal years is shown below:

Total Revenues From External Customers

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
United States	$1,633,820	$933,079	$1,095,914
International	57,048	48,156	52,355
Total revenues	$1,690,868	$981,235	$1,148,269

For a discussion of risks related to the Company’s foreign operations, see “Item 1A. Risk Factors—The Company’s international operations expose it to less predictable credit and legal risks.”

See Note 20 to the Consolidated Financial Statements in Item 8 for revenues from external customers, pre-tax earnings and total assets by segment.

Issuer Concentration

The Company has adopted underwriting and exposure management policies designed to limit the net par insured or net retained credit gap for any one risk. Credit gap is a concept employed by S&P to estimate the at-risk amount (worst-case risk) on an insured exposure. FSA has also established procedures to ensure compliance with regulatory single-risk limits applicable to bonds it has insured. In many cases, the Company uses reinsurance to limit net exposure to any one risk. As of December 31, 2006, the ten largest net insured public finance risks represented $11.1 billion, or 3.1%, of the total net par amount outstanding and the ten largest net insured asset-backed transactions represented $23.4 billion, or 6.2%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same originator have not been aggregated. However, the Company’s underwriting policies establish single-risk guidelines applicable to asset-backed securities of the same originator. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest insured risks. Instead, FSA addresses these risks through structural elements of the transactions and by limiting its exposure to the CDO sector in the aggregate. In addition to the single-risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single risks.

Credit Underwriting Guidelines, Standards and Procedures

Financial Guaranty Business

Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA’s underwriting policy is to insure public finance and asset-backed obligations that it determines are investment grade without the benefit of FSA’s insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company’s Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards.

FSA’s underwriting guidelines for public finance obligations require that a transaction be rated investment grade by Moody’s or S&P or, in the alternative, that the credit quality of the obligor is considered by FSA to be the equivalent of investment grade. Where the obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required if such taxes, assessments or other charges are not projected to provide sufficient debt service coverage. Where appropriate, the obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the insured obligation.

FSA’s underwriting guidelines for asset-backed obligations are premised on the concept of multiple layers of protection, and vary by obligation type in order to reflect different structures and types of credit support. FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or “spread,” reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements, CDS or reinsurance agreements). Asset-backed obligations insured by FSA often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance-based triggers.

Overcollateralization or third-party protection does not need to protect FSA against all risk of loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization and third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short term.

FSA’s underwriting policy allows for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default. Overcollateralization and third-party protection may not be required in such transactions.

In addition, FSA may insure so-called “future flow,” “diversified payment right,” “triple-X,” “airplane enhanced equipment trust certificate” and “whole business” securitizations in which FSA may be exposed to a level of corporate risk greater than found in traditional asset-backed securities. FSA has also insured “extreme mortality” transactions, which, like “triple-X” securitizations insured by FSA, expose FSA to investment-grade levels of mortality risk.

FSA’s general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the senior obligations. In the CDS sector, FSA often insures risks, and in the funded sector FSA sometimes insures securities, on a “compressed” or “mezzanine” basis in which the obligations insured by FSA are subordinate, in whole or in part, to more senior uninsured obligations and where the risk insured by FSA is typically Triple-A without the benefit of FSA’s insurance.

The rating agencies participate to varying degrees in the underwriting process. Most asset-backed and international obligations insured by FSA are reviewed prior to issuance by both S&P and Moody’s to evaluate the risk proposed to be insured. In the case of domestic municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. The independent review of FSA’s underwriting practices performed by the rating agencies further strengthens the underwriting process.

The Company’s Risk Management Committee reviews the Company’s insured portfolio on a periodic basis. The Risk Management Committee includes FSA’s Chief Risk Management Officer and the four Chief Underwriting Officers (Domestic, International, International Structured Finance and Municipal

Underwriting), as well as the Chief Executive Officer, President, General Counsel and Chief Financial Officer.

The underwriting process that implements the Company’s underwriting guidelines and standards is supported by FSA’s professional staff of analysts, underwriting officers, credit officers and attorneys. Moreover, the approval of senior management and/or designated senior underwriting officers is required for all transactions.

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

The MRC is composed of FSA’s Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer, Chief International Structured Finance Officer, General Counsel and Associate General Counsel for Asset-Backed Transactions. The Chief Executive Officer, President, General Counsel and Chief Risk Management Officer are not required to participate in MRC meetings for transactions meeting certain criteria. The MRC may delegate approval authority for certain highly rated asset-backed transactions that fall below established monetary thresholds.

The MUNC is composed of FSA’s Chief Executive Officer, President, Chief Municipal Underwriting Officer, a Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsel for Municipal Transactions. The MUNC approval process generally requires approval by at least:

•       the Chief Executive Officer or President,

•       the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and

•       an Associate General Counsel for Municipal Transactions.

Subject to applicable limits, public finance transactions satisfying credit and return requirements may be approved by a committee (the “Demi-MUNC”) composed of at least two voting members, one of whom must be the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations, and any one of certain managing directors and directors designated by the MUNC.

Financial Products Business

The Company’s GIC Affiliates issue GICs and FSAM and its UK subsidiary FSA-PAL make investments in accordance with the FP underwriting guidelines. These underwriting guidelines require that each GIC and investment meet the funding strategy of the FP business. The funding strategy, in turn, reflects the Company’s short-term liquidity needs to meet withdrawals and purchase assets, the Company’s collateral posting obligations under collateralized GICs, the availability of attractive investments, the risk that actual GIC withdrawals may vary from expected withdrawals and other factors.

FP’s underwriting guidelines also govern FSAM’s investment of funds raised from the issuance of GICs. In general, investments are obligations that would qualify for FSA insurance from a credit perspective, and must therefore be investment-grade quality. The Company manages its GIC investment portfolio to maintain sufficient liquidity to address expected and unexpected GIC withdrawals and to maintain sufficient eligible collateral to support collateralized GICs.

Final transaction approval for a GIC depends on the type and size of the GIC along with other criteria. FP’s underwriting guidelines require that the head of the FP group approve all GICs and specify whether approval from FSA’s Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

Final transaction approval for an investment by FSAM or FSA-PAL depends on the investment sector, credit rating, amount and other factors. The FP underwriting guidelines require that the head of the FP group approve all investments and specify whether approvals from FSA’s Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

Corporate Research

FSA’s Corporate Research Department is composed of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit quality of entities participating in or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval, and to the Risk Management Committee as part of periodic portfolio reviews.

Transaction Oversight and Transaction Services

FSA’s Transaction Oversight Groups and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Municipal and Asset-Backed Transaction Oversight Groups are responsible for monitoring the performance of outstanding transactions. The Transaction Oversight Groups and TSC are responsible for taking remedial actions for underperforming transactions as appropriate. The managers of the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter and developments with respect to poorly performing transactions. The Transaction Oversight Groups review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC and the Risk Management Committee determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations.

Reviews of transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions or site visits with, issuers, obligors, originators, servicers, collateral managers, trustees and other transaction participants. Review of reports may include financial audits, servicer audits, evaluations by third-party appraisers, engineers, consultants or reports by other experts retained by the obligor or FSA. The Transaction Oversight Groups review transactions to determine the level of ongoing attention required. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants and liquidity or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Groups and TSC work together with the Legal Department and Corporate Research in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

The Company’s Transaction Oversight Groups maintain and update internal credit ratings. They also categorize each credit to facilitate appropriate allocation of resources to loss mitigation efforts and to efficiently communicate the relative credit condition of each risk exposure, as well as the overall health of the insured portfolio. Such categorization is determined in part by the risk of loss and in part by the level of routine involvement required and monitoring cycle deemed appropriate. Each credit in the insured portfolio is designated one of five surveillance rating categories.

Categories I and II represent fundamentally sound transactions requiring routine monitoring, with Category II indicating that routine monitoring is more frequent, due, for example, to the sector or a need to monitor triggers.

Category III represents transactions with some deterioration in asset performance, financial health of the issuer, or other factors, but for which losses are deemed unlikely. Active monitoring and intervention is employed for Category III transactions.

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

The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above, as of December 31, 2006 and 2005.

Par Outstanding

	As of December 31,
	2006		2005
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$471,588	$353,819	$450,967	$331,821
Category III	8,851	4,906	6,244	4,900
Category IV	468	435	266	242
Category V no claim payments	399	360	506	463
Category V with claim payments	84	40	107	57
Total	$481,390	$359,560	$458,090	$337,483

Case Reserves

	As of December 31,
	2006		2005
	Gross	Net	Gross	Net
	(in millions)
Category V no claim payments	$48.4	$39.3	$49.3	$40.6
Category V with claim payments	41.9	13.7	40.7	13.1
Total	$90.3	$53.0	$90.0	$53.7

Legal

The Company’s Legal Department is composed of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company’s Legal Department is divided into five sectors:  asset-backed transactions, municipal transactions, financial products, regulatory/reinsurance/corporate and compliance. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with his or her counterpart in the relevant financial guaranty group in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by the Company are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Public finance obligations insured by the Company are ordinarily executed without employment of outside counsel. The financial products attorneys in the Legal Department work together with their counterparts in the FP group in developing and overseeing the execution of approved financial products transactions. The Legal Department works closely with the Transaction Oversight Groups and TSC in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters. The Chief Compliance Officer is a member of the Legal Department and provides quarterly compliance and regulatory activity reports to the Company’s Executive Management Committee and the Audit Committee of the Board of Directors of the Company.

Finance and Accounting

The Company’s Finance and Accounting Department is composed of a professional staff of accountants and financial analysts under the direction of the Chief Financial Officer. The Company’s Finance and Accounting Department is divided into two principal sections: Accounting and Treasury. Accounting plays the primary role in establishing and complying with accounting policies and procedures consistent with each of the various accounting standards under which the Company and its subsidiaries prepare its financial statements, including accounting principles generally accepted in the United States of America (“GAAP”), International Financial Reporting Standards (“IFRS”) for Dexia and various statutory methods prescribed for its domestic insurance operations and non-U.S. subsidiaries and branches. Treasury plays the primary role in developing and monitoring the operating and capital plans. This department is also responsible for optimizing the Company’s capital structure, ensuring the capital and liquidity resources are maintained at Triple-A levels and periodically evaluating returns on deployed capital. The Finance and Accounting Department works closely with all areas of the Company to ensure that all transactions are well understood, processed in an appropriate and controlled manner, and accounted for properly. This department is also responsible for ensuring that the Company maintains adequate internal control systems and periodically meets to review and discuss financial filings prior to their submission with the SEC. The Controller is the head of the Accounting Department and regularly attends meetings of the Audit Committee of the Board of Directors. The Treasurer is the leader of the Treasury Department and regularly attends meetings of the Investment Committee of the Board of Directors.

Competition and Industry Concentration

FSA faces competition from both other providers of and alternatives to third-party credit enhancement. Most securities are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. Many financings may be funded by banks through loans or in the capital markets through the sale of securities. Both types of fundings may be executed with or without insurance. FSA faces competition from other Triple-A-rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. (“Ambac”), CIFG Guaranty, Financial Guaranty Insurance Company (“FGIC”), MBIA Insurance Corp. (“MBIA”) and XL Capital Assurance Inc. Competition is largely based on premium rates, capacity, underwriting requirements and trading levels.

New entrants to the market provide increasing competition to more established market participants such as FSA as they attempt to grow their market share. Assured Guaranty Corp. and Radian Asset Assurance Inc., two market participants previously engaged primarily in reinsurance, either directly or through affiliates, now focus on the primary financial guaranty insurance market. From time to time other parties consider establishing new financial guaranty insurers that may compete with the Company. Entry requirements include:

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

Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers provide competition to FSA as providers of credit enhancement for asset-backed obligations. Actions by securities rating agencies in recent years have significantly reduced the number of Triple-A-rated financial institutions that can offer a product directly competitive with FSA’s Triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance. Nonetheless, bank sponsored commercial paper conduits, bank letter of credit providers and other forms of credit enhancement, such as cash collateral accounts provided by banks, continue to provide significant competition to FSA. In addition, CDS, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. In recent years, derivative product companies and other structured investment vehicles compete with the Company on a limited basis in the CDS market. Bank affiliates may participate in the U.S. insurance business, including the financial guaranty insurance business.

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

Insurance law generally restricts multiline insurance companies, such as large property/casualty insurers and life insurers, from engaging in the financial guaranty insurance business other than through separately capitalized monoline affiliates.

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

	As of December 31,
	2006	2005	2004
	(dollars in millions)
Financial guaranty primary insurers, excluding FSA(1)
Capital ratio	144:1	141:1	147:1
FSA(2)
Gross insurance in force	$765,632	$686,134	$633,037
Net insurance in force	552,695	497,624	454,359
Qualified statutory capital	2,554	2,418	2,281
Capital ratio	216:1	206:1	199:1

(1)          Financial guaranty primary insurers for which data is included in this table are Ambac, FGIC and MBIA. Information relating to the financial guaranty primary insurers is derived from data from statutory accounting financial information publicly available from each insurer as of December 31, 2006, 2005 and 2004.

(2)          Includes gross and net insurance in force relating to FSA-insured GICs issued by the GIC Affiliates of $20,850 million for 2006, $16,878 million for 2005, and $8,753 million for 2004.

In December 2004, FSA obtained CDS protection on an excess-of-loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated “Super Triple-A” at inception. As of December 31, 2006, the CDS provided approximately $4.6 billion of credit protection. Given the high credit quality of the risk transferred to the CDS provider, the main effect of this CDS was to improve FSA’s statutory capital ratios and increase FSA’s margin under regulatory risk limits on aggregate insured exposures. This CDS protection was terminated by FSA in January 2007.

Reinsurance

Reinsurance is the commitment by one insurance company, the “reinsurer,” to reimburse another insurance company, the “ceding company,” for a specified portion of the insurance risks underwritten by the ceding company in consideration for a portion of the premiums received. The ceding company typically but not always receives a ceding commission to cover the cost of business generation. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

As of December 31, 2006, FSA reinsured approximately 24.5% of its principal amount outstanding. FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

•       meet internal, rating agency and regulatory limits,

•       diversify risks,

•       reduce the need for additional capital, and

•       strengthen financial ratios.

FSA’s reinsurance may be on a quota share, first-loss, or excess-of-loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess-of-loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. By annual treaty, FSA employs “automatic facultative” reinsurance that permits FSA to apply reinsurance to transactions it selects subject to certain limitations. The remainder of FSA’s treaty reinsurance provides coverage for a portion, subject in certain cases to adjustment at FSA’s election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer’s participation in a treaty is either cancelable annually upon 90 days’ prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, FSA generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law. FSA monitors the financial condition of its reinsurers.

Primary insurers, such as FSA, are required to fulfill their obligations to policyholders if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA’s treaty reinsurers as of December 31, 2006 were Assured Guaranty Re International Ltd. (formerly ACE Capital Re International Ltd.); BluePoint Re, Limited; Mitsui Sumitomo Insurance Company, Limited; Radian Asset Reinsurance Inc. (successor to Radian Reinsurance Inc., formerly Enhance Reinsurance Company); RAM Reinsurance Co. Ltd.; Swiss Reinsurance Company; Tokio Marine and XLFA. FSA also has reciprocal surplus share reinsurance treaties with Ambac and FGIC, which provide quota share reinsurance on transactions exceeding specified par amounts insured.

Securities rating agencies allow FSA “credit” for reinsurance based on the reinsurer’s ratings. Generally, 95-100% credit is allowed for Triple-A reinsurance and 65-90% credit is allowed for Double-A reinsurance. In addition, a number of FSA’s reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA. In some cases, the pledged collateral augments the rating agency credit for the reinsurance provided to FSA. Given the financial strength of its reinsurers, FSA requires collateral from reinsurers primarily to (a) receive statutory credit for the reinsurance, (b) provide liquidity to FSA in the event of claims on the reinsured exposures, and (c) enhance rating agency credit for the reinsurance.

In recent years, a number of FSA’s reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agency. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

In 2004, the insurance laws of the State of New York (the “New York Insurance Law”) were amended to allow financial guaranty insurers such as FSA to treat qualifying CDS from highly rated financial institutions as collateral for purposes of satisfying risk limits and certain reserve requirements. These amendments allow financial guaranty insurers to employ CDS as collateral for statutory accounting purposes, with the collateral having effects similar to reinsurance in reducing single and aggregate risks for statutory purposes. In December 2004, FSA obtained CDS protection on an excess-of-loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated “Super

Triple-A” at inception. As of December 31, 2006, the CDS provided approximately $4.6 billion of credit protection. Given the high credit quality of the risk transferred to the CDS provider, the main effects of this CDS were to improve FSA’s statutory capital ratios and increase FSA’s margin under regulatory risk limits on aggregate insured exposures. This CDS was terminated by FSA in January 2007.

FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies or reinsured by FSA from FSAUK. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders’ surplus and contingency reserves, or “statutory capital,” at the end of the prior calendar quarter.

FSA-UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which:

•       FSA-UK reinsures with FSA its retention under its policies after third-party reinsurance based on an agreed-upon percentage that is substantially in proportion to the statutory capital of FSA-UK to the total statutory capital of FSA and its subsidiary insurers (including FSA-UK); and

•       subject to certain limits, FSA is required to make payments to FSA-UK when FSA-UK’s annual net incurred losses and expenses exceeds FSA-UK’s annual net earned premiums plus draws on FSA-UK’s equalization reserves to pay incurred losses.

Under this agreement, FSA-UK ceded to FSA approximately 97.4% of its retention after third-party reinsurance of its policies issued in 2006.

Rating Agencies

The value of FSA’s insurance product is generally a function of the “rating” applied to the obligations it insures. The financial strength of FSA and its insurance company subsidiaries is rated “Aaa” by Moody’s and “AAA” by S&P, Fitch Ratings (“Fitch”) and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

These rating agencies periodically review FSA’s business and financial condition, focusing on the insurer’s underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, as well as the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain FSA’s Triple-A rating. FSA’s ability to compete with other Triple-A-rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Moody’s, S&P and Fitch apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered by the rating agencies in assessing capital adequacy include:

•       capital charges or other assessments of credit risks for FSA’s insured portfolio, including the degree of risk embedded in FSA-insured GICs;

•       the quality of FSA’s assets and other investments;

•       the credit quality of FSA’s reinsurers and the type of reinsurance and the collateral, if any, provided thereby;

•       credit lines and other capital support arrangements (“soft capital”);

•       premium revenues expected to be generated from outstanding policies;

•       anticipated future new business originations and anticipated future losses; and

•       holding company financial strength and leverage.

Given the importance of its ratings to its on-going business, FSA’s underwriting process generally includes an analysis of the impact on rating agency capital adequacy determinations in addition to other measures of creditworthiness. Reference is made to the published reports of Moody’s, S&P and Fitch regarding the Company, capital adequacy models, the bond insurance business in general and FSA’s standing relative to its industry peers on the basis of capital adequacy and profitability.

Insurance Regulatory Matters

General

FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the New York Insurance Law and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma-domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the “New York Superintendent”) and other state insurance regulatory authorities. The last completed examination was conducted in 2004 for the three-year period ended December 31, 2002.

FSA International is a Bermuda-domiciled insurance company subject to applicable requirements of Bermuda law. FSA International maintains its principal executive offices in Hamilton, Bermuda. FSA International does not intend to transact business or establish a permanent place of business in the United States or Europe.

FSA-UK is a United Kingdom domiciled insurance company subject to applicable requirements of English law. FSA-UK maintains its principal executive offices in London, England. Pursuant to European Union Directives, FSA-UK is generally authorized to write business out of its London office in other member countries of the European Union, subject to the satisfaction of perfunctory registration requirements.

FSA has a Tokyo branch authorized to transact insurance business in Japan and subject to regulation by Japanese authorities and a Singapore branch authorized to transact insurance business in Singapore and subject to regulation by Singapore authorities. FSA Mexico is currently seeking a license to transact financial guaranty insurance in Mexico.

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

For purposes of Article 69, “municipal bonds” includes qualifying project finance transactions, sovereign issuances and securitizations of government-supported receivables.

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

Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer’s policyholders’ surplus and contingency reserves. Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to the “corporate” limit (applicable to insurance of unsecured corporate obligations) equal to 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves. For example, “triple-X” and “future flow” securitizations, as well as unsecured investor-owned utility obligations, are generally subject to these “corporate” single-risk limits.

Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. “Aggregate net liability” is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations.

Dividend Restrictions

FSA’s ability to pay dividends is dependent on FSA’s financial condition, results of operations, cash requirements, rating agency confirmation of non-impairment of FSA’s ratings and other related factors, and is also subject to restrictions contained in the New York Insurance Law. Under New York Insurance Law, FSA may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of:

•       10% of policyholders’ surplus as of its last statement filed with the New York Superintendent; or

•       adjusted net investment income during this period.

Based on FSA’s statutory statements for 2006, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2006 was approximately $156.6 million.

Financial Guaranty Insurance Regulation in Other Jurisdictions

FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guarantees issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Monetary Authority of Singapore regulates activities of FSA’s Singapore branch and the Japan Financial Services Authority regulates the activities of FSA’s Tokyo branch. Upon receipt of a license to transact financial guaranty insurance in Mexico, FSA Mexico will become subject to regulation by the Ministry of Finance and the Mexican National Commission of Insurance and Finance.

U.S. Bank Holding Company Act

Dexia indirectly owns 99.7% of the Company’s common stock. Because Dexia has a non-U.S. bank subsidiary with a branch in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the “BHC Act”). In general, the BHC

Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are “closely related to banking” as determined by the Board of Governors of the Federal Reserve System. Insurance activities such as those conducted by certain of the Company’s subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a “financial holding company” is permitted to engage in a broader range of permissible “financial activities.” “Financial activities” include insurance underwriting and agency activities as well as merchant banking. For Dexia to qualify as a “financial holding company,” it and its non-U.S. bank subsidiary with a branch in the U.S. must be both:

•       “well capitalized,” which requires a Tier I capital to risk-based assets ratio of at least 6% and a total capital to risk-based assets ratio of at least 10%, as calculated under home country standards (Tier I, or core, capital includes equity capital less certain intangibles), and

•       “well managed,” which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least “satisfactory.”

Dexia holds its investment in, and operates, the Company and its subsidiaries under the “financial activities” authorization permitted to “financial holding companies.”  If Dexia does not continue to meet the requirements for qualifying as a “financial holding company,” it may lose its ability to hold its investment in, or operate, the Company and its subsidiaries.

Investments

In addition to the investment portfolios maintained by the Company’s insurance company subsidiaries and directly by FSA Holdings (collectively, the “General Investment Portfolio”), the Company maintains investments from proceeds of FSA-insured GICs (the “FP Investment Portfolio”), the portfolio of securities owned by the VIEs (the “VIE Investment Portfolio”) and assets acquired from refinancing transactions. The FP Investment Portfolio and the VIE Investment Portfolio together constitute the “FP Segment Investment Portfolio.”

As of December 31, 2006, the Company also had investments in strategic partners, including:

•       XLFA; and

•       TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds.

On October 4, 2005, the Company sold its investment in SPS Holding Corp. (“SPS”) (formerly Fairbanks Capital Holding Corp.), a residential mortgage loan servicer, to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash. The Company has subsequently received an additional net amount of $11.2 million, and expects to receive additional amounts from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company’s subsidiary that owned the SPS investment made representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser.

Investments Insured by the Company

Both the General Investment Portfolio and the FP Investment Portfolio include fixed-income investments insured by FSA (“FSA-Insured Investments”).  At December 31, 2006, the General Investment Portfolio included $303.3 million of FSA-Insured Investments, representing approximately 6.3% of the portfolio, and the FP Investment Portfolio included $732.1 million of FSA-Insured Investments, measured at fair value, representing approximately 4.4% of the portfolio.

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

General Investment Portfolio

Management’s primary objective in managing the General Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than Triple-A. The General Investment Portfolio is managed by unaffiliated professional investment managers and the Company’s affiliate FSA Portfolio Management, which manages the majority of the Company’s municipal portfolio. The investment management function is overseen by the Investment Committee of the Company’s Board of Directors.

To accomplish its objectives, the Company has established guidelines for eligible fixed-income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed-income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company’s policy is to invest primarily in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed-income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset-backed securities and mortgage-backed securities. In applying its investment guidelines, the Company uses the published rating for FSA-Insured Investments, rather than the rating that such securities would have without giving effect to the FSA guaranty, referred to as the “shadow rating.”  The Company’s current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

The weighted average maturity of the fixed-income securities in the General Investment Portfolio as of December 31, 2006 was approximately 12 years.

The Company’s investment in XLFA preferred stock is included in the General Investment Portfolio.

The following tables set forth certain information concerning the fixed-income securities in the Company’s General Investment Portfolio based on amortized cost:

General Investment Portfolio Fixed-income Securities by Rating
As of December 31, 2006(1)

Rating	Percent of Investment Portfolio
AAA(2)	85.8%
AA	11.2
A	2.9
NR	0.1
Total	100.0%

(1)          Excludes equity securities held in the General Investment Portfolio. As of December 31, 2006, equity securities accounted for 1.2% of the General Investment Portfolio’s amortized cost and are not rated. Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2006. 6.2% of the bonds included in the General Investment Portfolio were rated Triple-A by virtue of insurance provided by FSA. Over 95% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Double-A range.

(2)          Includes U.S. Treasury obligations, which comprised 4.0% of the portfolio as of December 31, 2006.

Summary of Investments

	As of December 31,
	2006		2005
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Long term investments:
Taxable bonds	$882,326	4.92%	$788,298	4.61%
Tax-exempt bonds	3,663,821	4.91	3,431,046	4.77
Total long-term investments	4,546,147	4.91	4,219,344	4.74
Short-term investments	96,055	4.55	159,133	3.06
Total fixed-income investments	4,642,202	4.91	4,378,477	4.68
Equity investments	54,291		54,370
Total investments	$4,696,493		$4,432,847

(1)          Yields are stated on a pre-tax basis.

General Investment Portfolio by Security Type

	As of December 31,
	2006		2005
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
U.S. government and agency securities	$165,530	4.72%	$195,495	4.49%
Mortgage-backed securities	262,651	5.37	250,001	5.24
Municipal bonds	3,663,821	4.91	3,431,046	4.77
Asset-backed securities	22,858	4.60	40,216	3.84
Corporate securities	218,222	4.96	186,369	4.66
Foreign securities	213,065	4.54	116,217	3.62
Total long-term investments	4,546,147	4.91	4,219,344	4.74
Short-term investments	96,055	4.55	159,133	3.06
Total fixed-income investments	4,642,202	4.91	4,378,477	4.68
Equity investments	54,291		54,370
Total investments	$4,696,493		$4,432,847

(1)          Yields are stated on a pre-tax basis.

The amortized cost and fair value of bonds in the General Investment Portfolio as of December 31, 2006 and 2005, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Investments by Contractual Maturity

	As of December 31,
	2006		2005
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$212,414	$212,768	$251,443	$251,505
Due after one year through five years	1,167,172	1,223,913	1,188,212	1,248,314
Due after five years through ten years	865,890	894,927	670,694	701,085
Due after ten years	2,111,217	2,204,144	1,977,911	2,054,046
Mortgage-backed securities	262,651	259,468	250,001	246,246
Asset-backed securities	22,858	22,870	40,216	39,974
Total fixed-income investments	$4,642,202	$4,818,090	$4,378,477	$4,541,170

Mortgage-Backed Securities
Cost and Market Value by Investment Category

	As of December 31, 2006
	Par Value	Amortized Cost	Fair Value
	(in thousands)
Pass-through securities—U.S. Government agency	$238,442	$238,848	$235,970
CMOs—U.S. Government agency	8,683	8,820	8,715
CMOs—non-agency	14,820	14,983	14,783
Total mortgage-backed securities	$261,945	$262,651	$259,468

The Company’s investments in mortgage-backed securities primarily consisted of pass-through certificates and collateralized mortgage obligations (“CMOs”), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held, as of December 31, 2006, Triple-A-rated CMOs which are not guaranteed by government agencies. Secondary-market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

The CMOs held as of December 31, 2006 have stated maturities ranging from two to 29 years and expected average lives ranging from one to 16 years based on anticipated prepayments of principal.

Mortgage-backed securities differ from traditional fixed-income bonds because they are subject to prepayments at par value without penalty when the underlying mortgage loans are prepaid at the borrower’s option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing loan interest rates are lower than the rates on the underlying mortgage loans, and by the terms of the loans. When prepayments occur, the proceeds must be reinvested at then-current market rates, which may be below the yield on the prepaid securities.

FP Investment Portfolio

The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio by Rating
As of December 31, 2006(1)(2)

Rating	Percent of Investment Portfolio
AAA	91.9%
AA	7.0
A	1.1
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2006.

(2)          4.4% of the FP Investment Portfolio was rated Triple-A by virtue of insurance provided by FSA. Over 97% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Triple-B range.

Summary of FP Investment Portfolio

	December 31,
	2006		2005
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
FP Investment Portfolio:
Taxable bonds	$15,681,969	5.57%	$11,754,330	3.54%
Short-term investments	640,226	5.26	1,015,509	3.31
Total investments	$16,322,195	5.53	$12,769,839	3.53

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to economically convert interest rates from fixed to floating rate.

FP Investment Portfolio by Security Type

	As of December 31,
	2006		2005
Investment Category	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
Mortgage-backed securities	$7,639,645	5.58%	$2,821,562	3.31%
Municipal bonds	1,195,326	4.75	809,856	3.93
U.S. government and agency securities	217,754	5.64	175,703	3.31
Asset-backed and other securities	6,629,244	5.72	7,947,209	3.56
Total fixed maturities	15,681,969	5.57	11,754,330	3.54
Short-term investments	640,226	5.26	1,015,509	3.31
Total investments	$16,322,195	5.53	$12,769,839	3.53

(1)          Yields are stated on a pre-tax basis. The weighted average yield presented is net of the effects of derivative instruments used to economically convert interest rates from fixed to floating rates.

The amortized cost and fair value of bonds in the FP Investment Portfolio as of December 31, 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of FP Investments by Contractual Maturity

	As of December 31, 2006
Investment Category	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$640,226	$640,226
Due after five years through ten years	28,429	28,386
Due after ten years	1,384,651	1,416,372
Mortgage-backed securities (stated maturities of 4 to 39 years)	7,639,645	7,657,942
Asset-backed and other securities (stated maturities of 1 to 49 years)	6,629,244	6,646,448
Total investments	$16,322,195	$16,389,374

VIE Investment Portfolio

The Company’s management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

All bonds in the VIE Investment Portfolio are insured by FSA. The credit quality of the VIE Investment Portfolio, without the benefit of FSA’s insurance, as of December 31, 2006 was as follows:

VIE Investment Portfolio by Rating(1)

Rating	Percent of Bonds
AAA	1.5%
A	80.8
NR	17.7
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available as of December 31, 2006.

The amortized cost and estimated fair value of bonds in the VIE Investment Portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,750	$15,750
Foreign	9,086	9,643
Asset-backed securities(1)	1,102,862	1,102,862
Short term investments	19,478	19,478
Total	$1,147,176	$1,147,733

	As of December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,879	$15,879
Corporate securities	20,013	19,327
Foreign	8,995	9,841
Asset-backed securities(1)	1,110,945	1,110,945
Short term investments	2,674	2,674
Total	$1,158,506	$1,158,666

(1)          Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation, as is primarily the case. Management believes that amortized cost closely approximates fair value for these securities.

The amortized cost and fair value of bonds in the VIE Investment Portfolio as of December 31, 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,478	$19,478
Due after one year through five years	9,086	9,643
Due after ten years	15,750	15,750
Asset-backed securities (stated maturities of 2 to 14 years)	1,102,862	1,102,862
Total	$1,147,176	$1,147,733

Employees

As of December 31, 2006, the Company had 375 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

In its filings with the Securities and Exchange Commission (the “SEC”), reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to:

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

•       changes in accounting principles or practices that may result in a decline in securitization transactions or affect the Company’s reported financial results;

•       an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting transactions insured by FSA or its General Investment Portfolio;

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

The Company’s insurance policies guarantee financial performance of obligations over specified periods of time, in some cases over 30 years, and are generally non-cancelable. The Company projects expected deterioration and ultimate loss amounts based on historical experience in order to estimate probable loss. If an individual policy risk has a probable and reasonably estimable loss as of the balance sheet date, the Company establishes a case reserve. For the remaining policy risks in the portfolio, the Company establishes a non-specific reserve to account for inherent credit losses. The establishment of these reserves is a systematic process that considers quantitative and statistical information together with qualitative factors, resulting in management’s best estimate of inherent losses associated with providing credit protection at a given date. However, the process is inherently uncertain, and the Company cannot assure that its reserves will prove adequate. If losses in its insured portfolio materially exceed the Company’s loss reserves, it could have a material adverse effect on the financial ratings, results of operations and financial condition of the Company. For additional discussion of the Company’s reserve methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and Loss Adjustment Expenses.”

The Company is exposed to large risks.

FSA seeks to manage exposure to large single risks and concentrations of risks that may be correlated through credit and legal underwriting, reinsurance and other risk mitigation measures. In addition, the securities rating agencies and insurance regulations establish limits applicable to FSA on the size of risks and concentrations of risks that it may insure. Given FSA’s capital base and the quality of risks that it insures, FSA may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should FSA’s risk assessments prove inaccurate and should the limits applicable to FSA prove inadequate, FSA could be exposed to larger than anticipated losses. While FSA has to date experienced catastrophic events (such as the terrorist attacks of September 11, 2001 and the 2005 hurricane season) without material loss, unexpected catastrophic events may have a material adverse effect upon FSA’s insured portfolio and/or its investment portfolios.

FSA is expanding into new business lines having a higher potential loss severity.

In recent years, an increasing percentage of FSA’s business has included insurance of risks with potential higher loss severity than its traditional municipal and asset-backed business. FSA expects to continue to expand its participation in these more volatile business lines, including project finance transactions, future flow securitizations and whole business securitizations.

Increased competition could reduce the Company’s new business originations.

The Company’s insurance company subsidiaries face competition from uninsured executions in the capital markets, other Triple-A-rated monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multifamily sectors. During recent years, competitive forces have put considerable downward pressure on premium levels that FSA has been able to obtain, and has led FSA to decline to participate in many transactions. Competitive pressures may lead a bond insurer to sacrifice adequate pricing or adequate credit protection in order to maintain market share. See “Item 1. Business—Competition and Industry Concentration.”

Narrow credit spreads could continue to reduce demand and premiums for financial guaranty insurance.

Demand for financial guaranty insurance generally reflects prevailing credit spreads. When interest rates are lower or when the market is otherwise relatively non-risk adverse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand or premiums obtainable for financial guaranty insurance.

Widening credit spreads would reduce the market value of the Company’s FP Investment Portfolio.

As of December 31, 2006, more than 90% of the $16.3 billion in the Company’s FP Investment Portfolio was invested in bonds, primarily asset-backed and mortgage-backed bonds. The Company’s objective for its FP business is to generate net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in obligations satisfying the Company’s underwriting criteria while minimizing the Company’s exposure to interest rate changes.  Nonetheless, any increase in prevailing credit spreads would reduce the market value of securities in the Company’s FP Investment Portfolio, which would in turn reduce the Company’s capital as measured under GAAP.

Increase in prevailing interest rates would result in a decline in the market value of the Company’s General Investment Portfolio.

As of December 31, 2006, the Company’s General Investment Portfolio was approximately $4.8 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company’s investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company’s General Investment Portfolio, which would in turn reduce the Company’s capital as measured under GAAP.

Marking to market the Company’s insured CDS portfolio may subject the Company’s reported earnings to extreme volatility.

The Company is required to mark to market certain derivatives, including FSA-insured CDS considered derivatives, under GAAP. As a result of such treatment, and given the large principal balance of FSA’s insured CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in recognition by the Company of material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. In addition, any previously reported mark-to-market gains in respect of FSA’s insured portfolio would be expected to be reversed through the recognition of losses over the remaining terms of the insured risks. At December 31, 2006, the inception-to-date net gain on the Company’s insured CDS portfolio was $89.2 million. While management believes that reported mark to market gains or losses on insured CDS generally do not represent true economic gains or losses, certain constituents, including capital market participants, may rely upon reported GAAP results. As a result, the Company’s access to capital markets might be impaired if its reporting earnings were considered unusually volatile. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Earnings and Adjusted Book Value.”

Change in industry and other accounting practices could impair the Company’s reported financial results and impede its ability to do business.

The Financial Accounting Standards Board (the “FASB”) is evaluating various accounting standards applicable to financial guaranty insurers under GAAP, including accounting for claims liability recognition and premium recognition. The Company and its industry peers will be required to implement any changes to GAAP reporting requirements adopted by the FASB. Any such changes may have an adverse effect on the Company’s reported financial results, including future revenues and non-GAAP adjusted book value. In addition, changes in the interpretation of current accounting guidance or the issuance of other new accounting standards may affect reported profitability or affect reported earnings during the terms of outstanding risks (so-called “earnings volatility”) and, as such, may influence the types and/or volume of business that management may choose to pursue.

The Company has received subpoenas related to an investigation of the municipal GIC industry by the Department of Justice and the SEC.

On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the SEC related to an ongoing industry-wide civil investigation of brokers of municipal GICs. The Company issues municipal GICs through the FP Segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company’s municipal GIC business. The Company is cooperating with the investigations by the DOJ and the SEC. The Company is at risk that information provided pursuant to the subpoenas or otherwise provided to the government in the course of its investigation will lead to indictments of the Company and/or its employees, with the potential for convictions or settlements providing for the payment of fines, restrictions on future business activities and, in the case of individual employees, imprisonment. Such an adverse outcome would damage the reputation of the Company and might impair the ability of the Company to conduct its financial products business and its financial guaranty business.

Change in applicable law could impede the Company’s ability to do business.

The Company’s businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law, the U.S. Bank Holding Company Act, tax law and legal precedents affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Future legislative, regulatory or judicial changes in the U.S. or abroad could adversely affect the Company’s business by, among other things, placing limits on the Company’s ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject, or creating restrictions that make the Company’s products less attractive to potential buyers. For additional information regarding the regulations to which the Company is subject, see “Item 1. Business—Insurance Regulatory Matters” and “—U.S. Bank Holding Company Act.”

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

The Company hedges interest rate risks in its FP Segment by investing in floating rate instruments and issuing floating rate liabilities, or by employing derivative products to obtain the same economic result. Judgments are made in this process regarding the expected timing of withdrawals of funds under GICs and other financial products. The Company may be exposed to unexpected losses if its hedging strategy proves ineffective or its judgments prove inaccurate.

The Company’s ability to make debt service payments on its outstanding debt is subject to its insurance company operations.

Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, the Company’s financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or payment on surplus notes or share repurchases by, FSA. FSA’s ability to declare and pay dividends to the Company depends, among other factors, upon FSA’s financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA’s statutory statements for 2006, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2006 is approximately $156.6 million. Payments on surplus notes or share repurchases by FSA require regulatory approval.

Downgrade or default of one or more of the Company’s reinsurers could reduce the Company’s capital adequacy and return on equity.

As of December 31, 2006, the Company had reinsured approximately 24.5% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow “credit” for reinsurance, based on the reinsurers’ ratings. In recent years, a number of the Company’s reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. By itself, a downgrade of all reinsurers to Double-A would not impair the Company’s Triple-A ratings. However, it would reduce the “margin of safety” by which the Company would survive a theoretical catastrophic depression, and a more significant downgrade of the reinsurers could impair the Company’s Triple-A ratings. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to meet capital adequacy requirements. The rating agencies’ reduction in credit for reinsurance could also ultimately reduce the Company’s return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not increased to compensate for such reduction. For further information regarding the Company’s use of reinsurance, see “Item 1. Business—Reinsurance.”

The Company’s international operations expose it to less predictable credit and legal risks.

The Company pursues opportunities in international markets and currently operates in various countries in Europe, the Asia Pacific region and Latin America. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company’s ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

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

On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the SEC related to an ongoing industry-wide civil investigation of brokers of municipal GICs. The Company issues municipal GICs through the FP Segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company’s municipal GIC business. The Company is cooperating with the investigations by the DOJ and the SEC. See “Item 1A. Risk Factors—The Company has received subpoenas related to an investigation of the municipal GIC industry by the Department of Justice and the SEC.”

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the three month period ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of March 15, 2007, the only holders of the Company’s common stock were Dexia Holdings and four current and former directors of the Company who own shares of the Company’s common stock or economic interests therein as described in “Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program.”

After a period of suspension of dividends, the Company began payment of regular quarterly dividends in May 2004, paying $22.9 million in aggregate for 2004 and $71.1 million in aggregate for 2005. In 2006, the Company paid regular quarterly dividends of $130.0 million in aggregate, an extraordinary dividend of $300 million in November 2006 and an extraordinary dividend of $100 million in December 2006. In February 2007, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $0.91 per share, totaling $30.5 million in aggregate, to be paid on or before March 31, 2007. Information concerning restrictions on the payment of dividends is set forth in “Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions.”

Information about securities authorized for issuance under the Company’s equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Available Under Equity Compensation Plans.”

The Company does not have equity securities registered pursuant to Section 12 of the Exchange Act.

Item 6.                        Selected Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
SUMMARY OF OPERATIONS(a)
Gross premiums written	$816.0	$833.8	$832.0	$895.8	$803.7
Net premiums written	527.2	577.7	587.8	614.3	532.7
Net premiums earned	388.7	404.1	395.0	356.4	314.9
Net investment income	218.9	200.8	172.1	154.0	139.1
Net income	424.2	326.1	378.6	298.1	197.0
BALANCE SHEET DATA(a)
Total investment portfolio(b)	22,747.4	19,065.4	14,577.7	10,000.2	5,037.4
Total assets(b)	25,773.6	22,001.6	17,081.0	12,407.6	7,045.8
Deferred premium revenue	2,653.3	2,375.1	2,095.4	1,845.0	1,448.2
Losses and loss adjustment expense	228.1	205.7	179.9	233.4	223.6
Notes payable	730.0	430.0	430.0	430.0	430.0
GIC and VIE debt(b)	18,349.7	14,947.1	10,444.1	6,639.4	2,409.9
Common shareholders’ equity	2,722.3	2,822.9	2,611.3	2,219.2	1,919.4
ADDITIONAL DATA
Qualified statutory capital(c)	2,554.1	2,417.5	2,280.9	2,104.3	1,876.1
Total claims-paying resources(d)	6,055.8	5,675.8	5,230.6	4,657.7	3,819.1
Net par outstanding	359,559.8	337,483.0	317,742.6	289,200.2	263,010.5
Net insurance in force (principal and interest)	531,421.0	480,184.5	444,511.5	403,019.4	364,908.5
Total dividends	530.0	71.1	22.9	—	11.7

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

(d)          Total claims-paying resources is a term used by Moody’s to evaluate adequacy of claims-paying resources and credit ratings. Moody’s uses its judgment in making adjustments to some of the measures. The Company provides the adjusted balances. This term represents the sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and money market committed preferred trust securities.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Management’s principal business objective is to grow the intrinsic value of the Company over the long term. To this end, it seeks to accumulate an insured portfolio of conservatively underwritten public finance and asset-backed obligations and attractively priced guaranteed investment contracts (“GICs”), in order to produce a reliable, predictable earnings stream. Strategically, the Company seeks to maintain balanced capabilities across domestic and international public finance and asset-backed markets in order to allow the flexibility to pursue the most attractive opportunities available at any point in the business cycle. References to the “Company” are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

Comparing 2006 GAAP results with those of 2005, the Company’s net income increased 30.1% to $424.2 million. Gross premiums written decreased 2.1% to $816.0 million. Shareholders’ equity decreased 3.6% to $2.7 billion.

Results of Operations

Premiums

Net Earned and Written Premiums

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Premiums written, net of reinsurance	$527.2	$577.7	$587.8
Premiums earned, net of reinsurance	388.7	404.1	395.0
Net premiums earned excluding refundings and prepayments	339.9	349.8	350.6

Net premiums earned decreased 3.8% in 2006 and increased 2.3% in 2005. Excluding the effects of refundings and prepayments, net premiums earned decreased 2.8% in 2006 and 0.2% in 2005. Refundings and prepayments result from interest rate movements and other factors outside the Company’s control, and no assurance can be given that refundings and prepayments will continue at the recent level. The decline in net premiums earned reflects a decrease in asset-backed premiums, offset in part by an increase in public finance earned premiums.

New Business Production

For each accounting period, the Company estimates the present value of originations (“PV originations”). This non-GAAP measure consists of the total present value of premiums originated (“PV premiums originated”) by Financial Security Assurance Inc. and its subsidiaries (“FSA”) and the present value of future net interest margin (“PV NIM”) originated by the Company’s financial products (“FP”) business (the “FP Segment”). The Company generated PV originations of $910.2 million in 2006, $1,014.0 million in 2005 and $927.2 million in 2004. Management believes that by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

Present Value of Premiums Originated

The GAAP measure “gross premiums written” captures premiums collected or accrued for in a given period, whether collected for business originated in the period, or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company’s premiums are collected in installments. Therefore, to measure current-period premium production, management calculates the gross present value of premium installments originated in the accounting period and combines it with premiums received upfront in the accounting period, which produces the non-GAAP measure PV premiums originated.

The Company’s insurance policies and insured credit derivative contracts are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, current-period premium production, as distinct from earned premium, represents premiums to be earned in the future.

Viewed at a policy level, installment premiums are generally calculated as a fixed premium rate multiplied by the insured debt outstanding as of dates established by the terms of the policy. Because the actual installment premiums received could vary from the amount estimated at the time of origination based on variances in the actual outstanding debt balances and foreign exchange rate fluctuation, the realization of PV premiums originated could be greater or less than the amount reported.

Installment premiums are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums are not captured in premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums originated to evaluate current business production.

PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, for business originated during the reporting period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its insurance investment portfolio for the previous three years. This rate serves as a proxy for the return that could be achieved if the premiums had been received upfront. The estimated installment premium receipts are determined based on each installment policy’s projected par balances outstanding multiplied by its premium rate. The Company’s Transaction Oversight Groups estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 5.07% for 2006 originations, 5.30% for 2005 originations and 5.62% for 2004 originations. Management intends to revise the discount rate in future years according to the same methodology, in order to reflect specific return results realized by the Company.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Gross premiums written	$816.0	$833.8	$832.0
Gross installment premiums received	(241.9)	(280.5)	(332.4)
Gross upfront premiums originated	574.1	553.3	499.6
Gross PV estimated installment premiums originated	215.6	368.1	353.9
Gross PV premiums originated	$789.7	$921.4	$853.5

Financial Guaranty Insurance Originations

Unless otherwise noted, percentage changes in this discussion and analysis compare the period named with the comparable period of the prior year.

The tables below show the PV premiums originated and gross par amount insured by FSA in its major business sectors for transactions closed in the period.

Public Finance New Originations

	Year Ended December 31,
	2006	2005	2004
United States:
Gross par insured (in billions)	$46.5	$64.8	$49.0
Gross PV premiums originated (in millions)	309.6	484.5	433.5
International:
Gross par insured (in billions)	$9.4	$7.5	$2.7
Gross PV premiums originated (in millions)	317.7	185.3	127.5

After strong new-issue volume in the fourth quarter, total issuance in the U.S. municipal bond market reached $387.7 billion for the year on a sale-date basis. This reflected a decline of approximately 5% from $408.3 billion in 2005, which was up 13% from $359.7 billion in 2004. Reduced refunding volume during 2006 was largely offset by growth in new-money issuance. Insurance penetration was approximately 49%, compared with 57% in 2005 and 54% in 2004. In all three years, low interest rates and continuing needs for infrastructure investment drove municipal borrowing levels. Of the insured par amount of municipal bonds sold each year, FSA guaranteed approximately 24% in 2006, 26% in 2005 and 24% in 2004.

Including both primary and secondary obligations with closing dates in 2006, FSA’s U.S. public finance par insured declined 28.3%, and PV premiums originated declined 36.1%, as FSA increased its strategic focus on core municipal sectors where high-quality transactions provided greater relative value.

In 2005, FSA’s U.S. public finance par origination increased 32.3% and the related PV premium originated increased 11.8%. The mix of business shifted toward a greater volume of general obligations, including school bonds, and other tax-backed transactions that tend to have lower absolute premiums than revenue bonds because of their lower risk.

In international public finance, originations grew 26.7% in par insured in 2006, while PV premiums grew at a higher rate, 71.4%, because of longer average lives. Originations were strongest in the United Kingdom and Australia, but FSA also guaranteed public finance transactions in Western and Central Europe, Asia and the Americas. In 2005, international public finance originations grew 173.0% in par insured and 45.3% in PV premiums. FSA insured infrastructure transactions in the United Kingdom, Australia, Canada, Western Europe and Asia. Expanding use of public-private partnership financings has helped drive growth in this sector.

Asset-Backed New Originations

	Year Ended December 31,
	2006	2005	2004
United States:
Gross par insured (in billions)	$28.6	$24.5	$48.6
Gross PV premiums originated (in millions)	113.4	195.4	234.2
International:
Gross par insured (in billions)	$9.3	$6.6	$7.5
Gross PV premiums originated (in millions)	49.0	56.2	58.3

The Company’s U.S. asset-backed gross par insured increased 17.0% in 2006 and decreased 49.7% in 2005. The Company’s associated U.S. PV premiums originated decreased 42.0% in 2006 and 16.6% in 2005. Throughout 2006, the asset-backed market was characterized by tight credit spreads, excess market liquidity and aggressive uninsured structures, which had a negative impact on pricing. Additionally, 2006 originations had shorter average lives. In 2005, PV premiums originated declined less than par originated due to a shift toward longer duration transactions in the mix of business. Declines in PV premiums from high-premium net interest margin mortgage-backed transactions, which are generally designed to securitize excess cash flow generated by an issuer’s residential mortgage loan securitization, and other residential mortgage transactions represented most of the decrease in PV premiums originated.

Outside the United States, FSA increased international asset-backed par originations by 39.8% in 2006, while PV premiums originated declined 12.7%. This compares with decreases in 2005 of 11.2% in the par amount originated and 3.7% in PV premium production. As in the United States, credit spreads were narrow in international asset-backed markets in both 2006 and 2005. In both years, 90% or more of the net par volume of originations was of Triple-A or Super Triple-A quality. “Super Triple-A” indicates underlying loss protection greater than the Triple-A standard.

Financial Products Originations

The FP Segment, in which the Company conducts business through affiliates (the “GIC Affiliates”) and variable interest entities (“VIEs”) produces net interest margin (“FP NIM”) rather than insurance premiums. Like installment premiums, the PV NIM originated is expected to be earned and collected in future periods.

GICs are issued at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from a higher investment rate than borrowing rate. The difference between the current-year investment revenue and borrowing cost is the FP NIM.

The non-GAAP measure PV NIM represents the difference between the present value of estimated interest to be received on the investments and the present value of estimated interest to be paid on liabilities issued in the form of GICs, net of the expected results of derivatives used to hedge interest rate risk. The Company’s future positive interest rate spread can be reasonably estimated and generally relates to contracts or security instruments that extend for multiple years.

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

Financial Products PV NIM Originated

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Gross present value of future net interest margin originated	$120.5	$92.6	$73.7

PV NIM originations increased 30.1% in 2006 and 25.6% in 2005, reflecting the general growth trend of the FP Segment.

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

The Company defines operating earnings as net income before the effects of fair-value adjustments for two items:

1.                Economic interest rate hedges, defined as interest rate derivatives that are intended to hedge fixed rate assets and liabilities but do not meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), adjusted so that the impact of any residual hedge ineffectiveness remains in operating earnings; and

2.                FSA-insured credit default swaps (“CDS”) that have investment-grade underlying credit quality and must be marked to fair value under SFAS 133.

Periodic unrealized gains and losses related to economic interest rate hedges arise primarily in the FP Segment, caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS 133 for derivatives that do not qualify for “hedge-accounting treatment” under GAAP. Under the Company’s definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. Futures contracts used to hedge interest rate risk include both the embedded current net interest paid or received, as well as the value of the future net interest cash flow. Therefore, to reflect the equivalent of any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life, the current interest accretion amount embedded in the mark-to-market value of open futures positions is added back to operating earnings.

CDS contracts are generally non-cancelable prior to maturity, and management views insured CDS risks as comparable to other insured risks. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured party for economic losses (in excess of some agreed-upon deductible) related to debt obligations of specified obligors, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In the event a CDS were to migrate below investment grade, the fair-value impact would be fully reflected in operating earnings.

Operating earnings are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The Company’s operating earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company’s operating earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, should not compare the Company’s performance with that of other financial guaranty companies based upon operating earnings. Operating earnings results are meant only to supplement GAAP results by providing additional information regarding the operational and performance indicators management, the Company’s Board of Directors and rating agencies follow most closely to assess performance.

Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, in reversing the unrealized gains and losses that result from application of SFAS 133 to derivatives that do not qualify for hedge accounting, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation presents the economic substance of its FP Segment, the presentation understates GAAP earnings volatility.

Operating earnings also do not reflect earnings variability related to CDS fair-value adjustments. A significant percentage of the Company’s CDS exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A, and the Company does not intend to trade these highly rated, highly structured contracts. Accordingly, management believes it is probable that the financial impact of the fair-value adjustments for the insured CDS will sum to zero over the finite terms of the exposures, which are typically five to ten years at inception. For this reason, management believes that the market volatility of credit-spread pricing, the primary driver of the Company’s change in fair-value results, should not influence a measure of the Company’s operating performance and therefore excludes CDS fair-value adjustments from operating earnings.

Operating earnings increased 8.7% in 2006 and 3.1% in 2005.

The following table reconciles net income to non-GAAP operating earnings:

Reconciliation of Net Income to Non-GAAP Operating Earnings

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net income	$424.2	$326.1	$378.6
Less fair-value adjustments for economic interest rate hedges, net of taxes(1)	40.5	(15.0)	17.1
Less fair-value adjustments for insured CDS, net of taxes	20.7	7.2	37.7
Operating earnings	$363.0	$333.9	$323.8

(1)          Hedge ineffectiveness remains in operating earnings. Also, see following table for a more detailed presentation of fair-value adjustments for economic interest rate hedges.

Fair-Value Adjustments for Economic Interest Rate Hedges

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Fair-value adjustment for economic interest rate hedges	$10.3	$(19.0)	$106.5
VIE minority interest	52.0	(4.1)	(80.2)
Tax effect	(21.8)	8.1	(9.2)
Total fair-value adjustments for economic interest rate hedges	$40.5	$(15.0)	$17.1

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

5.                elimination of fair-value adjustments for investment grade insured CDS;

6.                elimination of the fair-value adjustments for economic interest rate hedges;

7.                elimination of unrealized gains or losses on investments; and

8.                International Financial Reporting Standards (“IFRS”) adjustments.

Management considers ABV an operating measure of the Company’s intrinsic value. Book value reflects an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above) and also captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable and represent a claim to future cash flows. Beginning in 2006, ABV also reflects certain IFRS adjustments in order to better align the interests of employees with the interests of Dexia S.A. (“Dexia”), the Company’s principal shareholder, whose accounts are maintained under IFRS. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company’s compensation formulas are based, in part, on the ABV growth rate or ABV growth rate before IFRS adjustments.

The limitations of the ABV metric are that it reflects the accelerated realization of certain assets and liabilities through equity and relies on an estimate of the amount and timing of the receipt of installment premiums and future net interest margin. Actual installment premium receipts could vary from the amount estimated due to differences between actual and estimated insured debt balances outstanding. Actual net interest margin results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments for investment-grade insured CDS and the effective portion of fair-value adjustments for derivatives that hedge interest rate risk but do not qualify for hedge accounting under SFAS 133.

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

Through adjustments 5 and 6, the effect of certain items that are excluded from operating earnings is also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the CDS fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP Segment, which includes the FSA Global portfolios, although they do not meet SFAS 133 hedge-accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives until expected maturity along with the related hedged fixed rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment. Adjustment 8 reflects IFRS accounting treatment of items for which GAAP and IFRS treatments differ. These accounting differences relate primarily to foreign exchange, contingencies and fair-value adjustments.

Shareholders’ equity was $2.7 billion and non-GAAP ABV was $3.9 billion at December 31, 2006. During 2006, ABV (IFRS basis) grew 14.0%.

The following table reconciles book value to non-GAAP ABV:

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of December 31,
	2006	2005
	(in millions)
Shareholders’ equity (U.S. GAAP)	$2,722.3	$2,822.9
After-tax adjustments:
Plus net unearned premium revenues	1,071.4	981.4
Plus present value future net installment premiums and PV NIM	627.2	556.0
Less net deferred acquisition costs	221.4	217.8
Less fair-value adjustments for insured CDS	58.0	37.4
Less fair value of economic interest rate hedges	72.6	42.7
Less unrealized gains on investments	154.9	131.0
Adjusted book value before IFRS adjustments	3,914.0	3,931.4
IFRS adjustments	4.8	(22.1)
Adjusted book value (IFRS basis)	$3,918.8	$3,909.3

Net Investment Income and Realized Gains

Net investment income from the General Investment Portfolio increased 9.0% in 2006, 16.7% in 2005 and 11.7% in 2004, primarily due to higher invested balances arising from new business writings and dividend income from the Company’s equity investment in XL Financial Assurance Ltd (“XLFA”). The dividend rate on the XLFA investment was reduced in 2006 from an effective rate of 19% in 2005 to a fixed rate of 8.25% in 2006.

Income from Investments

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net investment income	$218.9	$200.8	$172.1
Net realized gains (losses)	(8.3)	6.4	(0.5)
Effective tax rate on investment income, excluding effects of realized gains and losses	12.2%	13.2%	9.2%

Realized gains and losses are generally a by-product of the normal investment management process and may vary substantially from period to period.

Losses and Loss Adjustment Expenses

Activity in the liability for losses and loss adjustment expenses, which consists of case and non-specific reserves, is summarized as follows:

	Case Reserve Activity for the Year Ended December 31,
	2006	2005	2004
	(in millions)
Gross balance at January 1	$90.0	$80.6	$121.9
Less reinsurance recoverable	36.3	35.4	59.2
Net balance at January 1	53.7	45.2	62.7
Transfer from non-specific reserve	1.2	10.5	30.7
Restructured transactions	—	—	(13.9)
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(1.9)	(2.0)	(34.3)
Total paid	(1.9)	(2.0)	(34.3)
Net balance at December 31	53.0	53.7	45.2
Plus reinsurance recoverable	37.3	36.3	35.4
Gross balance at December 31	$90.3	$90.0	$80.6

	Non-Specific Reserve Activity for the Year Ended December 31,
	2006	2005	2004
	(in millions)
Balance at January 1	$115.7	$99.3	$111.5
Provision for losses
Current year	17.8	20.4	20.4
Prior year	5.5	5.0	0.2
Transfers to case reserves	(1.2)	(10.5)	(30.7)
Restructured transactions	—	1.5	(2.1)
Balance at December 31	137.8	115.7	99.3
Total case and non-specific reserves	$228.1	$205.7	$179.9

The gross and net par amounts outstanding on transactions with case reserves were $483.4 million and $399.6 million, respectively, at December 31, 2006. Net case reserves consisted primarily of five collateralized debt obligation (“CDO”) risks and two municipal risks, which collectively accounted for approximately 94.9% of the total net case reserve. The remaining eight exposures were in various sectors.

Case and non-specific reserves for losses and loss adjustment expenses are discounted when established using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established.

During 2006, the Company charged $23.3 million to loss expense, consisting of $17.8 million for originations of new business and $5.5 million related to accretion on the reserve for in-force business. Net case reserves decreased $0.7 million, due primarily to loss payments and some improvement in the CDO transactions, offset in part by the establishment of a new case reserve for a municipal health care transaction.

During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on the reserve for in-force business. The non-specific reserve increased $16.4 million in 2005, primarily due to loss expense of $25.4 million, partially offset by transfers from the non-specific reserve to case reserves of $10.5 million. Case reserves increased $8.5 million due primarily to deterioration of specific CDO risks.

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

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves:

	As of December 31,
	2006	2005
Case reserve discount rate	3.13%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	1.6	1.8

At December 31, 2006, the reinsurance recoverable on unpaid losses from reinsurers and ceded par outstanding, by Standard & Poor’s Ratings Services (“S&P”) rating levels, were as follows:

Reinsurer’s S&P Rating	Reinsurance Recoverable	Ceded Par Outstanding
	(in millions)
AAA	$2.0	$22,967.2
AA	33.7	92,701.9
A	1.6	6,161.2
Total	$37.3	$121,830.3

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

Given the broad diversification of FSA’s insured portfolio, management believes that a significant shift in overall portfolio quality is unlikely to occur except in a catastrophic economic environment. It is therefore necessary to look at particular sectors when examining the sensitivity of the insured portfolio to changes in underlying loss assumptions. Management believes that different analyses are required for the two broad sectors of the insured portfolio, public finance credits and asset-backed obligations.

Management believes that a material adverse change to the loss estimate in its public finance risk sectors, excluding the health care category, would not occur under any reasonably possible scenario. While the Company has not experienced a loss in the health care sector, the potential severity of health care losses is comparatively high. Hospital facilities are single-purpose assets and a failing health care issuer is likely to be liquidated or acquired. If there is collateral associated with a health care credit, it is generally in the form of a hospital facility, the value of which is primarily driven by the community’s need for that facility. The more hospitals competing in a community, the more fragile the value of the hospital collateral is likely to be in a stress scenario. FSA addresses the severity risk in this sector through internal policies that limit exposure to any single credit.

In an S&P scenario analysis, S&P assumed 75% loss severity for health care credits, which means that a loss would equal 75% of par insured. If losses of this severity occurred in the lowest rated hospital exposures in FSA’s insured portfolio, the estimated loss would be as much as $50.0 million on a pre-tax basis, net of reinsurance. This calculation includes the amount the Company recorded as a case reserve in 2006 for one health care risk.

A material adverse change from management’s current estimate of loss for public finance transactions with case reserves is considered unlikely because the largest such case reserve is set near the full policy amount. The additional estimated loss, assuming 75% loss severity, for the health care case reserve is included in the estimated loss above.

Asset-backed obligations insured by FSA are secured by pools of assets. While the assets in a given transaction are generally of one type (such as automobile loans, residential mortgage loans, corporate loans, etc.), they are diversified within that asset type. Due to characteristically low default frequency, losses on insured asset-backed transactions have been manageable, in management’s view, despite variability.

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

Current asset-backed case reserves could vary from the current estimate of loss. In particular, the deterministic model used to establish case reserves for CDO transactions utilizes average cumulative default rates produced by a Monte Carlo simulation and applies those defaults to a cash flow model. While CDO exposures are affected by multiple variables, including default rates, collateral recovery rates, changes in interest rate movements and the prepayment speeds of the collateral, management believes default frequency is the key determinant of loss. Holding all other variables constant and assuming only that the CDO’s underlying corporate debt instruments were to default at a higher rate than the Monte Carlo average default rate, actual losses would exceed the current estimate. Applying a higher frequency of default, observed at the 90% confidence level, would result in additional present-value loss of $17.3 million.

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

Impact of 2005 Hurricanes

The Company monitors its exposure to credits affected by the 2005 hurricanes in Louisiana and Mississippi. The Company believes that its estimate of its total loss liability is adequate given its current risk information and has not established a case reserve related to its 2005 hurricane-affected exposure.

As of December 31, 2006, FSA had not received notice of payment default on any hurricane-related exposures. The Company’s 11 credits that have suffered the most significant economic and property loss from the 2005 hurricanes had an aggregate net par exposure of $181.7 million at December 31, 2006. FSA-insured bonds are protected by various sources of support that would be invoked before FSA would incur losses. These sources include access to pledged taxes or revenues, reserve funds, property and casualty insurance and state and federal monies. The issuers of these insured bonds have generally continued to improve financially and management does not expect that FSA will sustain permanent losses.

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

Among the exposures affected by the hurricane are $38.1 million of FSA-insured Orleans Levee District (the “District”) bonds. The District has explored the possibility of seeking bankruptcy protection, but has not received the authority from the State that is required to do so. In any event, FSA does not believe that payment of the FSA-insured bonds would be impaired by a bankruptcy filing. In addition, the District is a loan recipient under the State Debt Service Assistance Fund, with FSA-insured bonds receiving assistance through May 1, 2009.

Asset-backed transactions insured by FSA, backed by pools of geographically diverse assets, show no unusual concentrations in the affected areas.

The loss estimation process involves the exercise of considerable judgment and therefore FSA’s ultimate hurricane-related losses may be materially different from the current estimate and may affect future operating results.

Other Operating Expenses

Other operating expenses increased 33.1% in 2006, compared with a decrease of 5.5% in 2005. Excluding compensation expenses related to the Company’s deferred compensation and supplemental executive retirement plans, other operating expenses were $110.2 million in 2006, $91.4 million in 2005 and $80.8 million in 2004. The increases in 2006 and 2005 relate primarily to a reduction in deferral rates and increases in personnel costs and premises and equipment expense as a result of the move to the Company’s new headquarters. The Company purchases assets selected by participants in the deferred compensation and supplemental executive retirement plans to economically defease the Company’s liability under these plans. Deferred compensation and supplemental executive retirement plan expenses are recorded in other operating expenses, and the related income on the assets is recorded in other income. Such expenses and income therefore have no effect on net income.

Financial Products Spread Portfolio Net Interest Margin

FP spread portfolio NIM, a non-GAAP measure, is defined as the FP Segment net interest margin excluding variable interest entities net interest margin (“VIE NIM”) and fair-value adjustments for economic interest rate hedges. Management uses FP spread portfolio NIM as a key performance measure of the Company’s growing FP business. FP spread portfolio NIM was $68.8 million in 2006, $40.5 million in 2005 and $23.5 million in 2004. The increases in FP spread portfolio NIM were related primarily to growth in the GIC portfolio. FP spread portfolio NIM is comparable to FP operating NIM, which the Company reported for periods prior to December 31, 2006. Beginning in the fourth quarter of 2006, FP Segment reporting includes the results of VIEs, which formerly were reported in the financial guaranty segment.

NIM shown in accordance with classifications required under GAAP on the consolidated statements of operations and comprehensive income (“Total NIM”) is calculated as net interest income from the FP Segment, plus FP net realized gains (losses), less net interest expense from the FP Segment. Total NIM was $93.3 million for 2006, negative $11.2 million for 2005 and negative $70.7 million for 2004, and primarily represents fixed rate liabilities (which are swapped to a floating rate obligation) funding floating rate assets.

The table below reconciles Total NIM with FP Segment NIM and FP spread portfolio NIM:

Reconciliation of Total NIM to Non-GAAP FP Spread Portfolio NIM

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Total NIM	$93.3	$(11.2)	$(70.7)
Realized gains (losses) from and ineffectiveness of economic interest rate hedges	(40.7)	27.6	75.6
Intersegment income related to refinanced transactions	20.0	28.2	24.8
Intercompany adjustments	—	—	(1.4)
FP Segment NIM	72.6	44.6	28.3
Less: VIE NIM(1)	3.8	4.1	4.8
FP spread portfolio NIM	$68.8	$40.5	$23.5

(1)          VIE NIM represents the impact of consolidation of the VIEs on the Total NIM.

Net realized interest income and expense associated with economic interest rate hedges are recorded in realized and unrealized gains and losses on derivative instruments and are added back to calculate FP spread portfolio NIM. Derivatives that qualify for hedge accounting are classified in the consolidated statements of operations and comprehensive income with the underlying item being hedged. Gains and losses on derivatives that do not qualify for hedge accounting are shown under the caption net realized and unrealized gains (losses) on derivative instruments. Ineffectiveness related to derivatives that do not qualify for hedge accounting is added back to calculate FP spread portfolio NIM.

Intersegment income relates primarily to intercompany notes held in the FP Investment Portfolio. In connection with the Company’s refinancing transactions, FSA obtains funds from the FP operations to fund claim payments, as discussed further in Note 5 to the Consolidated Financial Statements in Item 8, creating an interest-bearing intercompany note. This intercompany note is included in the assets of the FP Segment, with the related net interest income added to FP Segment NIM, but is eliminated from the consolidated Total NIM.

VIE and FP net interest income are combined on the consolidated statements of operations and comprehensive income, as are VIE and FP net interest expense. VIE NIM pertains to the net interest margin derived from transactions executed by FSA Global and Premier International Funding Co. (“Premier”). The VIE NIM relates to a passively managed portfolio, while the growing GIC portfolio is actively managed. Accordingly, the VIE NIM is shown separately from the FP spread portfolio NIM.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments

The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
FP Segment derivatives	$130.0	$(181.2)	$272.4
FSA-Insured CDS	31.8	11.1	56.4
Other	1.2	(2.4)	0.5
Net realized and unrealized gains (losses) on derivative instruments	$163.0	$(172.5)	$329.3

Credit Default Swaps

FSA’s financial guaranty business includes insurance of CDS. The net par outstanding was $74.7 billion relating to these transactions at December 31, 2006 and $66.6 billion at December 31, 2005. Many of these transactions require periodic accounting adjustments to reflect an estimate of fair value (or the replacement cost of the Company’s financial guaranty contract) under SFAS 133. These transactions have generally been underwritten with Triple-A or higher levels of credit protection provided by significant deductibles that must be exhausted prior to claims under FSA’s guaranty. Adjustments required by SFAS 133 resulted in pre-tax income of $31.8 million for 2006, $11.1 million for 2005 and $56.4 million for 2004. The benefits during 2006, 2005 and 2004 resulted primarily from tightening credit spreads in the CDS market. None of these adjustments indicate any material improvement or deterioration in the underlying credit quality of FSA’s insured CDS portfolio. The gain or loss created by estimated fair-value adjustments will rise or fall each quarter based on estimated market pricing of highly rated swap guarantees and is not expected to be an indication of potential claims under FSA’s guaranty or an indication of potential gains to be received from the derivative transactions.

Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is primarily the case with CDS on pools of assets, then the determination of fair value is based on internally developed estimates. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and FSA’s ability to obtain reinsurance for its insured obligations. Due to changes in these factors, the unrealized gain or loss from derivative instruments may vary substantially from period to period. Absent any claims under FSA’s guaranty, any “losses” recorded in marking a guaranty to fair value will be reversed by an equivalent “gain” at or prior to the expiration of the guaranty, and any “gain” recorded will be reversed by an equal “loss” over the remaining life of the transaction. The average remaining life of these contracts is 3.1 years. The inception-to-date pre-tax gain on the CDS portfolio was $89.2 million at December 31, 2006 and $57.4 million at December 31, 2005. Given the very high credit quality of FSA’s insured CDS portfolio and the Company’s intent to hold to maturity, management believes that “losses” or “gains” attributable to marking these exposures to fair value do not reflect on the profitability of the Company in a meaningful way.

FP and VIE Derivatives

The Company utilizes interest rate derivatives to hedge against fluctuations in interest rates, and foreign currency derivatives to hedge against fluctuations in exchange rates. All gains and losses from changes in the fair-value of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized immediately in the consolidated statements of operations and comprehensive income under the caption net unrealized and realized gains (losses) on derivatives. Hedge accounting is applied to derivatives designated as hedging instruments in a fair-value hedge, provided certain criteria are met. Hedge accounting is applied to certain interest rate swaps used to hedge the GIC liabilities.

Income from Assets Acquired in Refinancing Transactions

Income from assets acquired in refinancing transactions, excluding realized gains or losses, was $24.7 million in 2006, $35.2 million in 2005 and $31.6 million in 2004. The increase in 2005 reflects the impact of a full year of income from transactions that were refinanced at various times during 2004, while 2006 reflects lower invested balances due to paydowns and dispositions of assets within this portfolio.

Equity in Earnings of Unconsolidated Affiliates

Total equity in earnings of unconsolidated affiliates was a pre-tax gain of $1.2 million in 2005 and a pre-tax loss of $3.3 million in 2004. There was none in 2006.

As of December 31, 2004, the Company owned 34.1% of SPS Holding Corp. (“SPS”), formerly Fairbanks Capital Holding Corp., and the Company’s interest in SPS had a book value of $49.6 million. In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired as a result of challenges encountered by SPS in acquiring new business. The Company’s equity in earnings from SPS was a pre-tax gain of $1.2 million in 2005 and a pre-tax loss of $7.1 million in 2004.

In October 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company’s subsidiary that owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Based on an estimate of the assets retained and liabilities assumed, the Company recorded a $0.4 million loss on the sale of SPS. Under the terms of the agreement, the Company will receive cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. The Company recorded an asset of $12.6 million representing this contingent payment asset. The Company and other prior shareholders indemnified the buyer for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The maximum indemnification obligation for SPS’s operations will not exceed approximately $34.0 million. The Company’s portion of this obligation is 37.4%, or $12.7 million. As of December 31, 2005, the Company recorded a $5.1 million liability related to this indemnification, representing the expected liability. As of December 31, 2006, the liability had a balance of $3.3 million. The Company has received a net amount of

$11.2 million related to this asset and liability. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed.

FSA’s investment in preferred shares of XLFA, a financial guaranty insurance subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, the Company carries this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged a pre-tax amount of $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

For the first three quarters of 2004 and all prior years, equity in earnings of unconsolidated affiliates included the results of XLFA. In accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting for Investments Other Than Common Stock,” the Company no longer accounts for its investment in XLFA under the equity method of accounting. Effective October 1, 2004, the Company’s investment in XLFA has been included in equity securities as an available-for-sale security. The fair value of the investment at December 31, 2006 was $54.0 million and at December 31, 2005 was $54.3 million. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from the participating dividend described above to an 8.25% per annum fixed dividend effective January 1, 2006. The Company recognized dividend income from XLFA of $4.5 million during 2006.

FSA has an investment in TheMuniCenter with a fair value of $3.2 million at December 31, 2006 and $6.0 million at December 31, 2005. The Company wrote down the value of TheMuniCenter in the third quarter of 2006 by $3.0 million. The MuniCenter is an electronic municipal bond trading platform though which FSA provides secondary-market bond insurance.

Taxes

The Company’s effective tax rates were 28.8% in 2006, 27.3% in 2005 and 19.0% in 2004. The 2006 rate differs from the statutory rate of 35% due primarily to tax-exempt interest and minority interest. In 2005, the rate differed from the statutory rate of 35% due primarily to tax-exempt interest, minority interest, the Company’s reorganization of Financial Security Assurance International Ltd. (“FSA International”) and its intention to repatriate FSA International’s future earnings. The 2004 rate differed from the statutory rate of 35% primarily due to tax-exempt interest, income from FSA International, minority interest, the White Mountains indemnity payment (see below) and the expected repatriation of earnings of FSA International in 2005.

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

In December 2005, the Company repatriated earnings from FSA International to avail itself of the reduced effective tax rate of 5.25% (compared with the normal effective tax rate of 35%) applicable to certain earnings and profits of offshore subsidiaries repatriated during 2005 and invested in the United States pursuant to a qualifying reinvestment plan in accordance with the Act. In connection with such repatriation, the Company recapitalized FSA International in October of 2005 to become a wholly owned subsidiary and declared that it no longer intends to leave future earnings of that subsidiary permanently offshore, with the effect that 2005 and future income from FSA International have become subject to an increased effective U.S. tax rate. The impact on earnings reflects (a) a tax liability of $15.1 million in respect of earnings of FSA International that have previously been recognized for GAAP but not yet for tax and (b) $14.2 million related to 2005 earnings.

Following a change in SPS’s investors in 2002, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when calculating the tax on its equity earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. Accordingly, for 2004, equity in earnings from SPS was taxed at an effective rate of 7.0%. In the first quarter of 2005, the Company, due to the pending sale of its investment in SPS, eliminated the assumption that accumulated earnings of SPS would be distributed in the form of dividends eligible for a dividend-received deduction. The net effect of this was to reserve for additional taxes of approximately $1.6 million.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment is treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains Insurance Group under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2006.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are described in Note 2 to the Consolidated Financial Statements in Item 8. Note 2 to the Consolidated Financial Statements includes a discussion of the financial guaranty accounting project that the FASB staff has undertaken to provide accounting guidance to the financial guaranty industry.

Liquidity and Capital Resources

Liquidity

The Company’s consolidated invested assets at December 31, 2006, net of unsettled security transactions, were $21,261.4 million, compared with the December 31, 2005 balance of $17,392.3 million. These balances include the change in the market value of the Company’s various portfolios, which had an unrealized gain position of $333.1 million at December 31, 2006, compared with an unrealized gain position of $236.2 million at December 31, 2005. These balances exclude assets in the VIE Investment Portfolio and assets acquired under refinancing transactions that the Company’s management believes are beyond the reach of the Company and its creditors.

The Company includes variable rate demand notes (“VRDN”) and auction rate securities (“ARS”), which totaled $746.5 million at December 31, 2006 and $867.2 million at December 31, 2005, in its long-term bond portfolios. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. For management purposes, VRDN and ARS are managed as cash equivalents.

Cash flow from operations was $611.2 million in 2006, $654.3 million in 2005 and $550.8 million in 2004. The decrease in cash flow from operations in 2006 is attributable primarily to the decrease in premiums and the activity in the trading portfolio, partially offset by an increase in net interest received from the FP Segment and a reduction in taxes paid. In 2005, the increase in cash flow from operations was primarily attributable to net interest received from the FP Segment, due to growth in the FP book of business, and to premiums, partially offset by increases in operating expenses and taxes paid. The increase in premium receipts was due primarily to increased refunding activity. The increase in taxes paid was due primarily to the repatriation of FSA International earnings.

At December 31, 2006, Financial Security Assurance Holdings Ltd. (as a separate holding company, “FSA Holdings”) had cash and investments of $42.7 million available to fund the liquidity needs of its non-insurance operations. Because the majority of the Company’s operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

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

The following is a summary of the Company’s contractual obligations at December 31, 2006:

Contractual Obligations

	Less than 1 Year	1–3 Years	3–5 Years	Greater than 5 years	Total
	(in millions)
Loss reserves(1)	$5.0	$17.1	$44.8	$239.1	$306.0
GIC and VIE debt obligations(2)	4,701.9	4,941.5	4,569.8	12,495.7	26,708.9
Corporate debt obligations(3)	48.1	92.1	92.1	3,623.8	3,856.1
Operating lease obligations	9.2	16.4	16.3	111.7	153.6
Total	$4,764.2	$5,067.1	$4,723.0	$16,470.3	$31,024.6

(1)          Amounts represent the undiscounted estimated claim payments.

(2)          Amounts include future implied interest accretion on zero-coupon obligations and future interest payments. Foreign amounts are calculated using spot rates as of December 31, 2006. Future interest payments are assumed to be at the rates in effect as of December 31, 2006 for floating rate debt.

(3)          Amounts include principal and interest payments for the minimum contractual period.

Downgrades of FSA’s Triple-A financial strength ratings would adversely affect FSA’s ability to compete for business. Credit ratings are an important component of a financial institutions’ ability to compete in the financial guaranty, derivative, investment agreement and structured transaction markets. If FSA were downgraded, FSA might be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of FSA’s credit rating, typically below Aa3 by Moody’s or AA- by S&P. Such remedies include termination of the investment agreement contract. In most cases FSA is permitted to post collateral or otherwise enhance its credit prior to an actual termination of the investment agreement.

At December 31, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York (the “New York Superintendent”). FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving the dividend capacity of FSA.

FSA Holdings paid dividends of $530.0 million in 2006, $71.1 million in 2005 and $22.9 million in 2004.

On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSA Holdings entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSA Holdings long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSA Holdings or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSA Holdings has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings.

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

FSA’s ability to pay dividends depends, among other things, upon FSA’s financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York (the “New York Insurance Law”), FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA’s statutory statements for 2006, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2006 is approximately $156.6 million. FSA paid dividends of $140.0 million in 2006, $87.0 million in 2005 and $30.0 million in 2004.

FSA may repurchase shares of its common stock from its shareholders subject to the New York Superintendent’s approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. In 2006, FSA repurchased $100 million of shares of its common stock from FSA Holdings and retired such shares.

FSA International paid preferred dividends of $6.9 million in 2005 and $7.0 million in 2004 to XL Capital Ltd, its minority interest owner. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda) Ltd. for a cash purchase price of $39.1 million, in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect wholly owned subsidiary of the Company.

Additional Capital Resources

FSA’s primary uses of funds are to pay operating expenses and to pay dividends to, or pay interest or principal on surplus notes held by, its parent FSA Holdings. FSA’s funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation’s original payment schedule or, at FSA’s option, on an accelerated basis. Insurance policies issued by FSA guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events subject to single-risk limits specified in the New York Insurance Law. These policy provisions prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA’s liquidity requirements.

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

FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2006, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,328.3 million at December 31, 2006. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of December 31, 2006.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.0 million for 2006 and $1.3 million for 2005 and was recorded as other operating expense in the Company’s Consolidated Financial Statements. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (revised December 2003) (“FIN 46-R”) because it does not retain the majority of the residual benefits or expected losses.

FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody’s Investors Service, Inc. (“Moody’s”) or AA- by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody’s or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities.

FSA Asset Management LLC (“FSAM”) has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 7, 2007, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at December 31, 2006. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody’s or S&P, and on neither Moody’s nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

Certain FSA Global debt issuances contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its funding requirements, it entered into four liquidity facilities with Dexia for amounts totaling $419.4 million.

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

In the case of S&P, assessments of the credits insured by FSA are reflected in defined “capital charges,” which are reduced by reinsurance and collateral to the extent “credit” is allowed for such reinsurance and collateral. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer, as well as any collateral provided by the reinsurer. Capital charges on outstanding insured transactions and reinsurer ratings are subject to change by S&P at any time. In recent years, a number of Triple-A rated reinsurers employed by FSA have been downgraded by S&P. Downgrade of these reinsurers by S&P to the Double-A category resulted in a decline in the credit allowed for reinsurance by S&P from 100% to 70% or 65% under present criteria. While a downgrade by S&P of all reinsurers to the Double-A category would not impair FSA’s Triple-A ratings, it would reduce the “margin of safety” by which FSA would survive a theoretical catastrophic depression modeled by S&P. A reduction by S&P in credit for reinsurance used by FSA would also be expected ultimately to reduce the Company’s return on equity to the extent that ceding commissions paid to FSA by such reinsurers were not increased to compensate for such reduction. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits. Any material increase in capital charges by S&P on FSA’s insured portfolio would likewise be expected to have an adverse effect on FSA’s margin of safety under the S&P capital adequacy model and, ultimately, the Company’s return on equity. The Company may seek to raise additional capital to replenish capital eliminated by any of the rating agencies in their assessment of FSA’s capital adequacy.

Capital adequacy is one of the financial strength measures under Moody’s financial guarantor model. The model includes a penalty for risk concentration and recognizes a benefit for diversification. The published results reflect four metrics of financial strength relating to the insured portfolio’s credit quality, correlation risk, concentration of risk and capital adequacy. Moody’s assesses capital adequacy by comparing FSA’s claims-paying resources to a Moody’s-derived probability of potential credit losses. Moody’s loss distribution reflects FSA’s current distribution of risk by sector, the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA’s reinsurers and the term to maturity of FSA’s insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA’s claims-paying resources.

Capital Expenditures

The Company incurred approximately $3.4 million in capital expenditures in 2006 for leasehold improvements, furniture and fixtures, which were funded from cash flows from operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments caused by interest rate, foreign exchange rate or equity price movements. The Company has exposure to market risk in (a) the General Investment Portfolio, (b) the portfolio of insured CDS, (c) the portfolio of assets acquired in refinancing transactions, and (d) the FP Segment Investment Portfolio. Substantially all of the income statement volatility related to changes in foreign exchange rates is mitigated through the use of cross-currency swaps.

General Investment Portfolio

Over 98.8% of the Company’s General Investment Portfolio was invested in fixed-income securities at December 31, 2006. Changes in interest rates affect the value of the Company’s fixed-income portfolio. As interest rates rise, the fair value of fixed-income securities decreases.

Management’s primary objective in managing the Company’s General Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital, maintaining adequate liquidity and meeting rating agency capital adequacy criteria that apply discount factors to investments based on their ratings. The Company bases its investment strategies on many factors, including the Company’s tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers buy primarily fixed-income investments on behalf of the Company. Management, with the approval of the Board of Directors, establishes guidelines for investment decisions.

Sensitivity of the Company’s General Investment Portfolio to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2006 and 2005, this hypothetical increase in interest rates of 1.0% across the entire yield curve would result in an estimated after-tax decrease of $124.7 million and $130.2 million, respectively, in the fair value of the Company’s fixed-income portfolio, which would be recorded in other comprehensive income.

The Company’s General Investment Portfolio holdings are primarily U.S. dollar-denominated fixed-income securities, including municipal bonds, U.S. government and agency bonds and mortgage-backed, asset-backed, corporate and foreign securities. In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are changed instantaneously by 1.0%. Tax-exempt securities are subjected to a parallel shift in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The tax-exempt simulation utilizes duration, which takes into account the applicable call date if the bond is priced at a premium or the maturity date if the bond is priced at a discount.

Credit Default Swaps

Financial instruments that may be affected by changes in credit spreads include structured FSA-guaranteed CDS contracts. Such contracts are considered derivative instruments subject to fair-value accounting under SFAS 133. Because the Company generally provides credit protection under such contracts, widening credit spreads will have an adverse mark-to-fair-value effect on the Company’s consolidated statements of operations and comprehensive income while tightening credit spreads will have a positive effect. These contracts require the Company to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed-income obligations), which may be individual obligations or a pool of obligations, subject to a deductible. These deductibles mitigate the risk of loss. If credit spreads of the underlying obligations change, the fair value of the related structured CDS changes. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying referenced obligations and by supply and demand factors.

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

Management does not analyze the market sensitivity of its insured CDS portfolio for purposes other than to quantify the potential exposure to quarterly fair-value gain or loss. Management believes that each of the transactions for which it has provided CDS protection contains significant protections against loss and that quarterly changes in credit spreads generally do not imply any fundamental change in future loss potential. Any quantitative fair-value risk information generated by the application of statistical techniques is limited by the methods, assumptions and parameters established in creating the model. The history of relevant asset credit-spread information is relatively short, and the insight gained by using such information to forecast potential future fair-value changes may therefore be limited.

The effect of any change in credit spreads is recognized in current income. Generally, a sensitivity analysis is presented in terms of the effect of a predetermined basis-point change in pricing or credit spreads. However, due to the wide range of pricing of the CDS portfolio, management believes that this type of sensitivity analysis is not the most relevant measure. For example, a hypothetical one-basis-point change in fair value would have a significantly greater impact on a CDS contract priced at five basis points than a CDS contract valued at 20 basis points.

The Company has evaluated the sensitivity of the CDS contracts by calculating the effect of percentage changes in pricing. The following table summarizes the estimated pre-tax effect of hypothetical changes in the fair value of the Company’s portfolio of CDS contracts, which are defined as derivatives for accounting purposes. In 2006, the effect of changes in premiums was lower due to lower prices, notably in the investment-grade and high-yield sectors. In accordance with SFAS 133, any changes in pricing would be recorded in the statements of operations.

Effect of Hypothetical Increase in CDS Premiums

	Estimated pre tax loss
	2006	2005
	(in millions)
+25%	$42.8	$56.4
+50%	85.5	112.7
+75%	128.3	169.1

Assets Acquired in Refinancing Transactions

As of December 31, 2006 and 2005, a hypothetical increase in interest rates of 1.0% would result in an estimated after-tax decrease of $8.3 million and $11.3 million, respectively, in the fair value of certain assets acquired under refinancing transactions, offset by an after-tax gain of $9.9 million and $11.9 million, respectively, on derivatives used to economically hedge the portfolio of assets acquired under refinancing transactions.

Financial Products Segment

FSAM manages the FP Investment Portfolio, which supports the GIC liabilities. The primary objectives in managing this portfolio are to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns.

The assets and liabilities supporting the GIC business are hedged using interest rate swaps or futures. Certain categories of assets and liabilities are economically hedged, without the use of derivatives. A hypothetical increase in interest rates of 1% would have the following after-tax effect:

	2006	2005
	(in millions)
Change in fair value of assets(1)	$(129.2)	$(95.0)
Change in fair value of derivatives hedging assets(2)	107.0	80.3
Change in fair value of liabilities(3)	245.9	223.5
Change in fair value of derivatives hedging liabilities(2)	(225.2)	(208.1)
Net changes in fair value	$(1.5)	$0.7

(1)          Recorded in other comprehensive income.

(2)          Recorded in current income.

(3)          Changes in the fair value of the liability portfolio are not recorded in the financial statements unless they are designated as hedges for accounting purposes in accordance with SFAS 133.

There were no assets in a designated hedging relationship as of December 31, 2006 and 2005. Approximately $3.3 billion in liabilities are marked to market in income because designated SFAS 133 hedges have been applied. A 1% increase in interest rates would result in higher reported net income of $80.9 million in 2006 and lower reported net income of $127.8 million in 2005, which represents the change in fair value on all derivatives used to economically hedge the assets and liabilities and the change in fair value on liabilities in SFAS 133-qualifying hedging relationships. The decrease in the effect on net income from 2005 to 2006 is primarily due to the impact of hedge accounting in accordance with SFAS 133 in 2006 for certain hedging relationships in the liability portfolio, which allows the changes in fair value of hedged risks to be included in net income. Since the Company does not expect to trade the investments or derivatives prior to maturity absent an unusually large demand for funds, it does not expect to recognize any material adverse impact to cash flows under the above scenario.

The FP Investment Portfolio consists primarily of U.S. dollar-denominated asset-backed securities, U.S. agency and government securities and mortgage-backed securities. FSAM generally converts all fixed rate assets and liabilities to floating U.S. dollar interest rates using hedging instruments. As interest rates change, and assuming an economically effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments. To the extent the Company does not qualify for hedge accounting, such economic offsets cannot be presented in the financial statements, resulting in greater reported volatility arising from changes in interest rates.

Assets supporting VIE liabilities (the VIE Investment Portfolio) are generally held until maturity. The VIE fixed rate liabilities are economically hedged against changes in interest rates largely through the use of swap contracts, which convert fixed interest rates to floating U.S. dollar interest rates.

FSA Global is managed as a “match funded vehicle,” in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third-party liquidity). This match funded structure is designed to minimize the market risks borne by FSA Global and FSA.

FSA Global generally raises funds that are denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating borrowing rates. In recent years, the funds FSA Global raises have generally been invested in FSA-insured GICs, but it may invest, and has in the past invested, in other FSA-insured obligations. FSA Global invests with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. While the majority of FSA Global’s investments are either denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating rates, it also holds investments in other currencies.

FSA Global’s investments:

•       mature prior to the maturity of the related FSA Global notes, and

•       pay a higher interest rate than the interest rate on the related FSA Global notes.

The VIE fixed rate investments and liabilities are economically hedged against changes in interest rates largely through the use of interest rate swap contracts, which convert fixed interest rates to floating rates. A hypothetical increase in interest rates of 1% would result in an approximate after-tax loss of $74.2 million on the derivatives used to economically hedge the VIE asset and liability portfolios and would be recorded in current income.

Item 8.   Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2006 and 2005	73
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	74
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	75
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	76
Notes to Consolidated Financial Statements	78
Schedule:
I Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2006 and 2005 and for the Years Ended December 31, 2006, 2005 and 2004	164

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2007

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
General Investment Portfolio:
Bonds at fair value (amortized cost of $4,546,147 and $4,219,344)	$4,721,512	$4,382,037
Equity securities at fair value (cost of $54,291 and $54,370)	54,325	54,370
Short-term investments (cost of $96,055 and $159,133)	96,578	159,133
Financial Products Segment Investment Portfolio:
Bonds at fair value (amortized cost of $16,692,183 and $12,910,162)	16,757,979	12,983,816
Short-term investments	659,704	1,018,183
Trading portfolio at fair value	119,424	—
Assets acquired in refinancing transactions:
Bonds at fair value (amortized cost of $40,133 and $65,865)	41,051	68,421
Securitized loans	241,785	296,965
Other	55,036	102,487
Total investment portfolio	22,747,394	19,065,412
Cash	32,471	43,629
Deferred acquisition costs	340,673	335,129
Prepaid reinsurance premiums	1,004,987	865,192
Reinsurance recoverable on unpaid losses	37,342	36,339
Other assets (See Notes 16 and 21)	1,610,759	1,655,941
TOTAL ASSETS	$25,773,626	$22,001,642
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Deferred premium revenue	$2,653,321	$2,375,059
Losses and loss adjustment expenses	228,122	205,718
Guaranteed investment contracts and variable interest entities’ debt	18,349,665	14,947,118
Deferred federal income taxes	298,542	231,265
Notes payable	730,000	430,000
Accrued expenses, other liabilities and minority interest (See Note 16)	791,664	989,580
TOTAL LIABILITIES AND MINORITY INTEREST	23,051,314	19,178,740
COMMITMENTS AND CONTINGENCIES (See Note 17)
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital—common	906,687	905,190
Accumulated other comprehensive income (net of deferred income taxes of $86,119 and $84,123)	160,038	156,229
Accumulated earnings	1,655,252	1,761,148
Deferred equity compensation	19,225	20,177
Less treasury stock at cost (241,978 and 254,736 shares held)	(19,225)	(20,177)
TOTAL SHAREHOLDERS’ EQUITY	2,722,312	2,822,902
TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$25,773,626	$22,001,642

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Net premiums written	$527,177	$577,694	$587,769
Net premiums earned	$388,709	$404,059	$395,015
Net investment income	218,850	200,827	172,051
Net realized gains (losses)	(8,328)	6,392	(473)
Net interest income from financial products segment	861,772	487,916	194,675
Net realized gains (losses) from financial products segment	108	(7,473)	2,217
Net realized and unrealized gains (losses) on derivative instruments	163,046	(172,475)	329,259
Income from assets acquired in refinancing transactions	24,661	35,190	31,634
Net realized gains from assets acquired in refinancing transactions	12,729	5,601	—
Other income	29,321	21,198	23,891
TOTAL REVENUES	1,690,868	981,235	1,148,269
EXPENSES:
Losses and loss adjustment expenses	23,303	25,365	20,599
Interest expense	29,096	26,990	26,993
Policy acquisition costs	63,012	68,340	62,201
Foreign exchange (gains) losses from financial products segment	159,424	(189,785)	91,309
Net interest expense from financial products segment	768,583	491,640	267,599
Other operating expenses	124,622	93,614	99,054
TOTAL EXPENSES	1,168,040	516,164	567,755
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	522,828	465,071	580,514
Provision (benefit) for income taxes:
Current	85,454	127,479	53,472
Deferred	65,226	(606)	57,084
Total provision	150,680	126,873	110,556
NET INCOME BEFORE MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	372,148	338,198	469,958
Less: Minority interest	(52,006)	11,224	87,408
Plus: Equity in losses of unconsolidated affiliates, net of income tax provisions of $2,026 and $604	——	(866)	(3,943)
NET INCOME	424,154	326,108	378,607
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) arising during the period, net of deferred income tax provision (benefit) of $5,438, $(13,427) and $18,698	10,202	(32,012)	36,164
Less: Reclassification adjustment for gains included in net income, net of deferred income tax provision of $3,442, $6,205 and $237	6,393	11,523	1,017
Other comprehensive income (loss)	3,809	(43,535)	35,147
COMPREHENSIVE INCOME	$427,963	$282,573	$413,754

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital- Common	Unrealized Gain on Investments	Accumulated Earnings	Deferred Equity Compensation	Treasury Stock	Total
BALANCE, December 31, 2003	$335	$903,829	$164,617	$1,150,368	$23,445	$(23,445)	$2,219,149
Net income for the year				378,607			378,607
Net change in accumulated other comprehensive income, net of deferred income tax expense of $18,461			35,147				35,147
Capital contribution		1,251					1,251
Dividends paid on common stock				(22,876)			(22,876)
Deferred equity payout					83	(83)	—
BALANCE, December 31, 2004	335	905,080	199,764	1,506,099	23,528	$(23,528)	2,611,278
Net income for the year				326,108			326,108
Net change in accumulated other comprehensive income, net of deferred income tax (benefit) of ($19,632)			(43,535)				(43,535)
Capital contribution		110					110
Dividends paid on common stock				(71,059)			(71,059)
Deferred equity payout					(3,351)	3,351	—
BALANCE, December 31, 2005	335	905,190	156,229	1,761,148	20,177	(20,177)	2,822,902
Net income for the year				424,154			424,154
Net change in accumulated other comprehensive income, net of deferred income tax expense of $1,996			3,809				3,809
Capital contribution		1,497					1,497
Dividends paid on common stock				(530,050)			(530,050)
Deferred equity payout					(952)	952	—
BALANCE, December 31, 2006	$335	$906,687	$160,038	$1,655,252	$19,225	$(19,225)	$2,722,312

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Premiums received, net	$523,416	$594,390	$571,696
Policy acquisition and other operating expenses paid, net	(176,425)	(167,947)	(141,875)
Salvage and subrogation	1,745	(362)	7,327
Losses and loss adjustment expenses paid, net	(405)	(1,124)	(42,936)
Net investment income received	215,656	204,460	171,915
Federal income taxes paid	(92,394)	(122,754)	(62,723)
Interest paid on notes payable	(26,878)	(26,957)	(27,789)
Interest paid in financial products segment	(511,226)	(274,649)	(74,608)
Interest received in financial products segment	784,480	432,821	139,181
Net derivative payments in financial products segment	(48,457)	(21,016)	(18,848)
Income received from refinanced assets	41,525	37,359	28,485
Purchases of trading portfolio securities	(117,483)	—	—
Other	17,597	103	1,023
Net cash provided by (used for) operating activities	611,151	654,324	550,848
Cash flows from investing activities:
Proceeds from sales of bonds in general investment portfolio	1,637,339	1,757,590	1,187,349
Proceeds from maturities of bonds	163,257	130,900	267,800
Purchases of bonds	(2,161,561)	(2,217,506)	(1,918,477)
Net change in short-term investments	64,296	(47,672)	(32,106)
Proceeds from sales of bonds in financial products segment	4,512,453	5,635,291	2,511,815
Proceeds from maturities of bonds in financial products segment	4,509,784	1,605,170	132,245
Purchases of bonds in financial products segment	(12,830,545)	(11,107,956)	(6,197,067)
Securities purchased under agreements to resell	200,000	(350,000)	175,000
Net change in financial products segment short-term investments	358,481	(748,863)	(29,385)
Purchases of property, plant and equipment	(3,441)	(32,973)	(5,427)
Assets acquired in refinancing transactions	—	—	(378,672)
Paydowns of assets acquired in refinancing transactions	88,477	92,514	102,534
Proceeds from sales of assets acquired in refinancing transactions	13,642	182,701	60,953
Other investments	24,100	46,877	247
Net cash provided by (used for) investing activities	(3,423,718)	(5,053,927)	(4,123,191)
Cash flows from financing activities:
Issuance of notes payable	295,788	—	—
Distribution to minority shareholder	—	(55,443)	(6,980)
Dividends paid	(530,050)	(71,059)	(22,876)
Securities sold under repurchase agreements	—	(5,656)	(58,309)
Proceeds from issuance of financial products segment debt	6,751,556	8,289,950	6,586,020
Repayment of financial products segment debt	(3,715,670)	(3,734,635)	(2,931,057)
Capital issuance costs	(964)	(1,343)	(1,260)
Capital contribution	—	110	—
Repayment of preferred stock	—	—	(6,300)
Net cash provided by (used for) financing activities	2,800,660	4,421,924	3,559,238
Effect of changes in foreign exchange rates on cash balances	749	(1,330)	1,966
Net (decrease) increase in cash	(11,158)	20,991	(11,139)
Cash at beginning of year	43,629	22,638	33,777
Cash at end of year	$32,471	$43,629	$22,638

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Reconciliation of net income to net cash flows from operating activities:
Net income	$424,154	$326,108	$378,607
Increase in accrued investment income	(25,516)	(14,126)	(15,976)
Increase in deferred premium revenue, net of prepaid reinsurance premiums	138,467	173,635	169,670
Increase in deferred acquisition costs	(5,544)	(27,114)	(34,369)
Increase (decrease) in current federal income taxes payable	(11,935)	5,921	7,430
Increase (decrease) in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	21,401	24,856	(29,651)
Provision (benefit) for deferred income taxes	65,226	1,330	57,689
Net realized losses (gains) on investments	(5,734)	(5,427)	(1,744)
Depreciation and accretion of discount	102,818	96,907	29,639
Minority interest and equity in earnings of unconsolidated affiliates	(52,006)	14,116	90,746
Change in other assets and liabilities	(40,180)	58,118	(101,193)
Cash provided by operating activities	$611,151	$654,324	$550,848

The Company received no tax benefits in 2006 or 2005 and received tax benefits of $1.2 million in 2004 from its parent company, which was recorded as a capital contribution. See Note 12 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   ORGANIZATION AND OWNERSHIP

Financial Security Assurance Holdings Ltd. (“FSA Holdings,” or together with its consolidated entities, the “Company”) is a holding company incorporated in the State of New York. The Company is principally engaged, through its insurance company subsidiaries, in providing financial guaranty insurance on public finance and asset-backed obligations. Its primary insurance company subsidiary is Financial Security Assurance Inc. (“FSA”). The Company’s underwriting policy is to insure public finance and asset-backed obligations that it determines would be investment-grade quality without the benefit of the Company’s insurance. Public finance obligations insured by the Company consist primarily of general obligation bonds that are supported by the issuers’ taxing powers and special revenue bonds and other special obligations of states and local governments that are supported by the issuers’ abilities to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets, such as residential mortgage loans, consumer receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures synthetic asset-backed obligations that generally take the form of credit default swap (“CDS”) obligations or credit-linked notes that reference pools of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

Financial guaranty insurance written by the Company guarantees scheduled payments on an issuer’s obligation. In the case of a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation’s original payment schedule or, at its option, to pay such amounts on an accelerated basis.

The Company expects to continue to emphasize a diversified insured portfolio characterized by insurance of both public finance and asset-backed obligations, with a broad geographic distribution and a variety of revenue sources and transaction structures. The Company’s insured portfolio consists primarily of public finance and asset-backed obligations originated in the United States of America, but the Company has also written and continues to pursue business in Europe, the Asia Pacific region and elsewhere in the Americas.

The Company issues guaranteed investment contracts (“GICs”) through its consolidated affiliates FSA Capital Management Services LLC (“FSACM”), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the “GIC Affiliates”). FSACM has conducted substantially all of the Company’s GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Affiliates lend the proceeds from their sales of GICs to FSA Asset Management LLC (“FSAM”), which invests the funds, generally in obligations that qualify for FSA insurance. FSAM wholly owns FSA Portfolio Asset Limited (“FSA-PAL”), a U.K. Company that invests in non-U.S. securities.

The Company consolidates the results of certain variable interest entities (“VIEs”), including FSA Global Funding Limited (“FSA Global”) and Premier International Funding Co. (“Premier”). The Company consolidates FSA Global in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”

(revised December 2003) (“FIN 46-R”). The Company also consolidates Premier as a result of obtaining control rights.

FSA Global is a special purpose funding vehicle partially owned by a subsidiary of FSA Holdings. FSA Global issues FSA-insured medium term notes and invests the proceeds from the sale of its notes in FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in debt defeasance for public finance lease transactions. The GIC Affiliates, FSAM, FSA-PAL, FSA Global and Premier are collectively referred to as the “FP Segment.”

The Company refinanced certain defaulted transactions by employing refinancing vehicles to raise funds. These refinancing vehicles are also consolidated. The Company’s management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

On July 5, 2000, the Company completed a merger in which FSA Holdings became a direct subsidiary of Dexia Holdings, Inc. (“Dexia Holdings”), which, in turn, is owned 90% by Dexia Crédit Local S.A. (“Dexia Crédit Local”) and 10% by Dexia S.A. (“Dexia”), a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At December 31, 2006, Dexia Holdings owned over 99% of FSA Holdings outstanding shares; the only other holders of FSA Holdings common stock were certain current and former directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Director Share Purchase Program (see Note 12). During 2006, Dexia purchased all the shares previously owned by an affiliate of White Mountains Insurance Group, Ltd. (“White Mountains”).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 23). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the Company’s consolidated balance sheets at December 31, 2006 and 2005, the reported amounts of revenues and expenses in the statements of operations and comprehensive income during the years ended December 31, 2006, 2005 and 2004 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs. Actual results may differ from those estimates. Significant accounting policies under GAAP are as follows:

Basis of Presentation

The Consolidated Financial Statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, principally including FSA, FSA Insurance Company, Financial Security Assurance International Ltd. (“FSA International”), Financial Security Assurance (U.K.) Limited, the GIC Affiliates, FSAM, FSA Portfolio Management Inc., Transaction Services Corporation, FSA Services (Australia) Pty Limited, FSA Mexico Holdings Inc. and FSA Services (Japan) Inc. (collectively, the “Subsidiaries”). The Consolidated Financial Statements also include the accounts of certain VIEs and refinancing vehicles. All intercompany accounts and transactions have been eliminated.

Investments

Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on investments that are not hedged or are economically hedged but do not qualify for hedge accounting is reflected as a separate component of shareholders’ equity, net of applicable deferred income taxes. The unrealized gain or loss attributable to the hedged risk on investments that qualify as fair-value hedges is recorded in income currently. Investments in debt and equity securities designated as trading are carried at fair value. The unrealized gain or loss on trading investments are recognized in income currently. The cost of securities sold is based on specific identification of each security.

Bond discounts and premiums are amortized on the effective yield method over the remaining terms of the securities acquired. For mortgage-backed securities and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in current income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value. Changes in fair value of short-term investments are due to changes in foreign exchange rates. Amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less are included in short-term investments.

Variable rate demand notes (“VRDNs”) are included in bonds in the General Investment Portfolio. Auction rate securities (“ARS”) are included in bonds in the FP Segment Investment Portfolio. The FP Segment Investment Portfolio consists of investments supporting GIC liabilities (“FP Investment Portfolio”) and investments supporting VIE liabilities (“VIE Investment Portfolio”). The FP Investment Portfolio includes securities classified as trading securities.

VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. The cash flows related to these securities are presented on a gross basis in the consolidated statements of cash flows.

Mortgage loans are carried at the lower of cost or market on an aggregate basis. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recorded as earned. Other-than-temporary impairments are reflected in earnings as a realized loss.

Investments in unconsolidated affiliates are based on the equity method of accounting (see Note 3). The Company records its share of unrealized gains or losses of unconsolidated affiliates, net of applicable deferred taxes, in other comprehensive income.

Included in assets acquired in refinancing transactions are asset-backed senior notes that represent the Company’s purchase of less than 50% of a refinanced transaction. These assets are designated as available for sale. Certain other asset-backed securities are carried at cost, with any reduction in carrying value recognized as an adjustment to yield in accordance with American Institute of Certified Public Accountants  Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Derivatives

The Company enters into derivative contracts to manage interest rate and foreign currency risks associated with the Company’s GIC and VIE debt and FP Segment Investment Portfolio. The derivatives are recorded at fair value and generally include interest rate futures and interest rate and currency swap agreements, which are primarily utilized to convert the Company’s fixed rate GIC and VIE debt and FP Segment Investment Portfolio into U.S.-dollar floating rate assets and liabilities. The gains and losses relating to derivatives not designated as fair-value hedges are included in net realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive income.

The gains and losses related to derivatives designated as fair-value hedges are included in either net interest income or net interest expense from the FP Segment, as appropriate, along with the offsetting change in the fair value of the risk being hedged.

The Company has also insured a number of CDS agreements that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to record earned premiums over the installment period, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in either other assets or other liabilities, as appropriate. The Company uses quoted market prices, when available, to determine fair value. If quoted prices are not available, as is generally the case, management uses internally developed estimates of fair value. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal shadow ratings, the level at which the deductible has been set and the Company’s ability to obtain reinsurance for its insured obligations. Due to a lack of a quoted market for the CDS obligations written by the Company, estimates generated from the Company’s valuation process may differ materially from values that may be realized in market transactions.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized transactions and are recorded at contract value plus accrued interest. It is the Company’s policy to take possession of securities borrowed under agreements to resell.

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

For premiums received on an installment basis, the Company earns the premium over the installment period, typically less than one year, throughout the period of coverage. Typically, installment premiums are applicable to insured transactions that involve CDS or special purpose vehicles (“SPVs”) structured to finance pools of assets such as auto loans or mortgage loans. Premiums on such transactions are typically paid in installments, as the nature of the assets financed can have uncertain debt service schedules due to prepayments. When the Company, through its ongoing credit review process, identifies transactions where premiums are paid on an installment basis and certain default triggers have been breached, the Company ceases to earn premiums on such transactions. Premium revenue recognition is subject to change as a result of the FASB project described in “—Losses and Loss Adjustment Expenses.”

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

The financial guaranty industry has emerged over the past 35 years. Management believes that existing insurance accounting under Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature, including sections of SFAS 60, Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and Emerging Issues Task Force Issue 85-20, “Recognition of fees for guaranteeing a loan” (“EITF 85-20”).

Company-Specific Policy

The Company establishes loss liabilities based on its estimate of specific and non-specific losses. The Company also establishes liabilities for loss adjustment expenses (“LAE”), consisting of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

The Company calculates a loss and LAE liability based upon identified risks inherent in its insured portfolio. If an individual policy risk has a reasonably estimable and probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is established to account for the inherent credit losses that can be statistically estimated.

Case reserves for financial guaranty insurance companies differ from those of traditional property and casualty insurance companies. The primary difference is that traditional property and casualty case reserves include only claims that have been incurred and reported to the insurance company. In a traditional property and casualty company, claims are incurred when defined events occur such as an auto accident, home fire or storm. Unlike traditional property and casualty claims, financial guaranty losses arise from the extension of credit protection and occur as the result of the credit deterioration of the issuer or underlying assets of the insured obligations over the lives of those insured obligations. Such deterioration and ultimate loss amounts can be projected based on historical experience in order to estimate probable loss, if any. Accordingly, specific loss events that require case reserves include (1) policies under which claim payments have been made and additional claim payments are expected and (2) policies under which claim payments are probable and reasonably estimable, but have not yet been made.

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

The Company establishes a non-specific reserve on its portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be proven statistically by data such as that published by rating agencies. The establishment of the reserve is a systematic process that considers this quantitative, statistical information obtained primarily from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish reserves are evaluated periodically by comparing the statistically computed loss amount with the incurred losses as represented by case reserve activity to develop an experience factor that is updated and applied to current-year originations. The process results in management’s best estimate of inherent losses associated with providing credit protection at each balance sheet date.

The non-specific reserve established considers all levels of protection (e.g., reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the “statistical calculation”). The discount rate does not change and is used to accrete the loss for the life of each policy. The loss factors used for the calculation are the product of default frequency rates obtained from Moody’s and severity factors obtained from S&P. Moody’s is chosen for default frequency rates due to its credibility, large population, statistical format and reliability of future update. The Moody’s default information is applied to all credit sectors or asset classes as described below. In its publication of default rates for bonds issued from 1970-2005, Moody’s tracks bonds over a 20-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company’s methodology segregates the portfolio into asset classes, including health care transactions, all other public finance transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

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

The present value of loss amounts calculated for the current-year originations is established at inception of each policy, and there is no subsequent change unless significant adverse or favorable loss experience is observed. In the event that the experience factor is either increased or decreased based on adverse or favorable loss experience, an analysis is performed of the non-specific reserve balance with particular emphasis on the asset class, if any, driving the experience factor adjustment. The objective of such analysis is to quantify the appropriate adjustment to the overall non-specific reserve balance for the change in experience. The adjustment that increases or decreases the non-specific reserve is charged or credited to loss expense.

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

Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually. Such analyses are performed to quantify appropriate adjustments that may be either charges or benefits on the consolidated statements of operations and comprehensive income, as occurred in 2004.

The table below presents the significant assumptions inherent in the calculations of the case and non-specific reserves.

	As of December 31,
	2006	2005
Case reserve discount rate	3.13%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	1.6	1.8

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

As a result, the Company also analogizes to SFAS 5, which requires the establishment of liabilities when a loss is both probable and reasonably estimable. The Company also relies by analogy on EITF 85-20, which provides general guidance on the recognition of losses related to guaranteeing a loan. In the absence of a comprehensive accounting model provided by SFAS 60, industry participants, including the Company, have looked to such other guidance referred to above to develop their accounting policies for the establishment and measurement of loss liabilities. The Company believes that its financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that a portfolio of credit-based insurance, comprising irrevocable contracts that cannot be unilaterally changed by the insurer and that match the maturity terms of the underlying insured obligations, contains probable and reasonably estimable losses.

The Financial Accounting Standards Board (“FASB”) staff is considering additional guidance regarding financial guaranty insurance. When and if the FASB reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium recognition. The Company cannot predict how the FASB will resolve this issue and the resulting impact on its financial statements.

Until additional guidance is issued, the Company intends to continue applying its existing policy regarding the establishment of both case and non-specific loss reserves.

Deferred Costs

Financial Guaranty

Deferred acquisition costs comprise expenses primarily related to the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting and marketing personnel, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission received on premiums ceded to reinsurers. Deferred acquisition costs are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. A premium deficiency would be recognized if the present value of anticipated losses and loss adjustment expenses exceeded the sum of deferred premium revenue and estimated installment premiums.

Financial Products

The Company does not defer origination costs relating to GICs issued by the GIC Affiliates, except for GIC commissions paid to third parties, which are included in other assets. The amortization of these commissions is recorded in net interest expense from the FP Segment.

GIC and VIE Debt

GIC and VIE debt is recorded at amortized cost. The Company may enter into transactions in order to reduce the Company’s exposure to fluctuations in interest rates and foreign exchange rates. For GIC and VIE debt in a qualifying accounting hedge, the change in the fair value of debt adjusts the carrying amount of the debt and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, GAAP requires that embedded derivatives be separated from the debt instrument and accounted for at fair value, with all changes in fair value reflected through earnings.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, resulting from translating investments denominated in foreign currencies are recorded in shareholders’ equity. Gains and losses from transactions in foreign currencies are recorded in other income.

Federal Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes arising from temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled.

Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in other assets.

Special Purpose Entities

Asset-backed and, to a lesser extent, public finance transactions insured by FSA may employ special purpose entities for a variety of purposes. A typical asset-backed transaction, for example, employs a special purpose entity as the purchaser of the securitized assets and as the issuer of the insured obligations. FSA’s participation is typically requested by the sponsor of the special purpose entity or the underwriter, either via a bid process or on a sole-source basis. Special purpose entities are typically owned by transaction sponsors or charitable trusts, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over special purpose entity issuers of FSA-insured obligations. FSA also bears some of the “risks and rewards” associated with the performance of those special purpose entities’ assets. Specifically, as issuer of the financial guaranty insurance policy insuring a given special purpose entity’s obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA’s underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the special purpose entity typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the special purpose entity’s assets typically serving as the source of such premium, thereby providing some of the “rewards” of the special purpose entity’s assets to FSA. Special purpose entities are also employed by FSA in connection with “repackaging” of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA.

The degree of influence exercised by FSA over these special purpose entities varies from transaction to transaction, as does the degree to which “risks and rewards” associated with asset performance are assumed by FSA.

FIN 46-R addresses consolidation of VIEs that have one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights and do not have the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In analyzing special purpose entities described above, the Company considers reinsurance to be an implicit variable interest. Where the Company determines it is required to consolidate the special purpose entity, the outstanding exposure is excluded from Note 10.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements, have not been issued in the period of adoption. The Company does not expect FIN 48 to have a material impact on its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be irrevocably accounted for at fair value, with changes in fair value recognized in the statements of operations and comprehensive income. The fair-value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction that prevents qualifying special purpose entities from holding derivative financial instruments that pertain to beneficial interests that are not derivative financial instruments. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. The Company does not expect SFAS 155 to have a material impact on its financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when required to use fair value measures for recognition or disclosure purposes under GAAP. SFAS 157 adopted an “exit price” approach to determining fair value and established a three-level fair value hierarchy to prioritize the inputs used in valuation techniques. Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data. Level 3 is the lowest priority and is defined as a valuation based on unobservable inputs such as a company’s own data. Prioritization of inputs, as well as other considerations, determine the level of disclosure required. SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS 157 on its financial statements.

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits reporting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, under certain circumstances, provided the provisions of SFAS 157 are also applied. The Company is currently evaluating the implication of SFAS 159 for its financial statements.

Revisions

The statement of cash flows for the period ended December 31, 2006 appropriately segregates the effect of changes in foreign exchange rates on cash balances into a separate line item. The effect of foreign exchange rates on cash balances has historically been included in cash flows from operations. As part of the review of these foreign cash accounts, it was determined that certain of these accounts are appropriately classified as cash rather than as short-term investments at December 31, 2006. The statements of cash flows for the periods ended December 31, 2005 and 2004 have been revised to conform to the 2006 presentation. Changes in classification of these accounts to cash from short-term investments are also reflected in the balance sheet. The amounts revised for 2005 and 2004 from short-term investments to cash were $23.5 million and $8.3 million, respectively.

3.   GENERAL INVESTMENT PORTFOLIO

Bonds and short-term deposits at an amortized cost of $10.5 million and $9.9 million at December 31, 2006 and 2005, respectively, were on deposit with state regulatory authorities as required by insurance regulations.

Consolidated net investment income attributable to the General Investment Portfolio consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Bonds and short-term investments	$217,253	$194,736	$174,551
Equity investments	4,523	8,931	—
Investment expenses	(2,926)	(2,840)	(2,500)
Net investment income	$218,850	$200,827	$172,051

The credit quality of bonds in the General Investment Portfolio, based on amortized cost, at December 31, 2006 was as follows:

Rating(1)	Percent of Bonds
AAA	85.8%
AA	11.2
A	2.9
NR	0.1
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2006.

The General Investment Portfolio includes bonds insured by FSA (“FSA-Insured Investments”). Of the bonds included in the General Investment Portfolio, 6.2% were Triple-A by virtue of insurance provided by FSA. Over 95% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Double-A range.

The amortized cost and fair value of the bonds in the General Investment Portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165,530	$2,392	$(1,898)	$166,024
Obligations of states and political subdivisions	3,663,821	171,564	(1,182)	3,834,203
Mortgage-backed securities	262,651	1,000	(4,183)	259,468
Corporate securities	218,222	1,534	(2,207)	217,549
Foreign securities	213,065	8,508	(175)	221,398
Asset-backed securities	22,858	145	(133)	22,870
Subtotal	4,546,147	185,143	(9,778)	4,721,512
Short-term investments	96,055	600	(77)	96,578
Total	$4,642,202	$185,743	$(9,855)	$4,818,090

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$195,495	$3,881	$(755)	$198,621
Obligations of states and political subdivisions	3,431,046	173,279	(5,457)	3,598,868
Mortgage-backed securities	250,001	809	(4,564)	246,246
Corporate securities	186,369	1,797	(2,124)	186,042
Foreign securities	116,217	842	(4,773)	112,286
Asset-backed securities	40,216	10	(252)	39,974
Subtotal	4,219,344	180,618	(17,925)	4,382,037
Short-term investments	159,133	—	—	159,133
Total	$4,378,477	$180,618	$(17,925)	$4,541,170

Foreign securities consist primarily of government-issued and corporate securities that are denominated in either British pound sterling or the euro.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,125	$(566)	$44,776	$(1,332)	$120,901	$(1,898)
Obligations of states and political subdivisions	99,977	(205)	69,847	(977)	169,824	(1,182)
Mortgage-backed securities	53,656	(423)	137,608	(3,760)	191,264	(4,183)
Corporate securities	52,097	(229)	94,357	(1,978)	146,454	(2,207)
Foreign securities	23,212	(103)	2,683	(72)	25,895	(175)
Asset-backed securities	3,009	(6)	11,102	(127)	14,111	(133)
Total	$308,076	$(1,532)	$360,373	$(8,246)	$668,449	$(9,778)

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$65,922	$(436)	$14,635	$(319)	$80,557	$(755)
Obligations of states and political subdivisions	375,766	(3,609)	108,031	(1,848)	483,797	(5,457)
Mortgage-backed securities	141,687	(2,272)	48,060	(2,292)	189,747	(4,564)
Corporate securities	103,144	(1,492)	23,650	(632)	126,794	(2,124)
Foreign securities	91,981	(4,727)	409	(46)	92,390	(4,773)
Asset-backed securities	18,540	(124)	14,813	(128)	33,353	(252)
Total	$797,040	$(12,660)	$209,598	$(5,265)	$1,006,638	$(17,925)

At December 31, 2006, there were 451 investments in fixed-income securities for which amortized cost exceeded fair value; the aggregate amount of the excess over fair value was $9.8 million, or 1.5%.  At December 31, 2005, there were 616 such investments, for which the aggregate amount of the excess over fair value was $17.9 million, or 1.8%. Management has determined that the unrealized losses in fixed income securities at December 31, 2006 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) FSA’s ability and current intent to hold these securities until a recovery in fair value or maturity. There were no individual securities with material unrealized losses as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, 100% of the securities that were in a gross unrealized loss position were rated investment grade.

The amortized cost and fair value of bonds in the General Investment Portfolio at December 31, 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$212,414	$212,768
Due after one year through five years	1,167,172	1,223,913
Due after five years through ten years	865,890	894,927
Due after ten years	2,111,217	2,204,144
Mortgage-backed securities (stated maturities of 2 to 30 years)	262,651	259,468
Asset-backed securities (stated maturities of 1 to 28 years)	22,858	22,870
Total	$4,642,202	$4,818,090

Proceeds from sales of bonds for the General Investment Portfolio during 2006, 2005 and 2004 were $1,637.3 million, $1,757.6 million and $1,187.3 million, respectively. Proceeds from maturities of bonds for the General Investment Portfolio during 2006, 2005 and 2004 were $163.3 million, $130.9 million and $267.8 million, respectively. Gross gains of $0.9 million, $10.9 million and $5.2 million and gross losses of $5.8 million, $6.1 million and $5.7 million were realized on sales in 2006, 2005 and 2004, respectively.

Equity Investments

SPS Holding Corp.

At December 31, 2004, the Company had a 34.1% interest in SPS Holding Corp. (“SPS”) (formerly Fairbanks Capital Holding Corp.). The Company’s investment in SPS was accounted for using the equity method of accounting.

In the third quarter of 2004, the Company determined that its $7.6 million of goodwill associated with its investment in SPS was impaired, and it charged that amount to income, as a result of challenges encountered by SPS in acquiring new business, despite servicer ratings of “Average.”

In October 2005, the Company sold its investment in SPS to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expects to receive additional amounts, from time to time through March 31, 2008, out of income earned by SPS through December 31, 2007 from certain of its mortgage servicing activities. Under the sale documents, the Company’s subsidiary that owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. Based on an estimate of the assets retained and liabilities assumed, the Company recorded a $0.4 million loss on the sale of SPS. Under the terms of the agreement, the Company will receive cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. The Company recorded an asset of $12.6 million representing this contingent payment asset. The Company and other prior shareholders indemnified the buyer for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The maximum indemnification obligation for SPS’s operations will not exceed approximately $34.0 million. The Company’s portion of this obligation is 37.4% or $12.7 million. As of December 31, 2005, the Company recorded a $5.1 million liability related to this indemnification, representing the expected liability. As of December 31, 2006, the liability had a balance of $3.3 million. The Company has received a net amount of $11.2 million related to this asset and liability. The Company will continue to evaluate the appropriate carrying value of the liabilities assumed. Amounts recorded by the Company in connection with SPS at December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Investment in SPS	—	$49,645
Equity in earnings (losses) from SPS (pre-tax)	1,160	(7,100)

XL Financial Assurance Ltd.

FSA’s investment in preferred shares of XL Financial Assurance Ltd (“XLFA”), a financial guaranty insurance company and indirect subsidiary of XL, is redeemable by XLFA at a price equal to the fair market value of the preferred shares, subject to a cap defined as the internal rate of return of 19% per annum from the date of the investment through the date of redemption, plus accrued dividends as if 100% of current-year earnings were distributed. Based on this formula, in 2004, the Company adopted a policy of carrying this investment at the lesser of the current calculated redemption value or the redemption value as of the next January first, which would exclude its share of accrued current-year earnings to the extent the cap had been otherwise met. Consistent with this policy, in the third quarter of 2004, the Company charged $11.7 million to equity in earnings of unconsolidated affiliates and reduced its carrying value in this investment to $56.4 million.

Until the fourth quarter of 2004 this investment was accounted for using the equity method of accounting because the Company had significant influence over XLFA’s operations. In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that under EITF Issue 02-14, “Whether an Investor Should Apply the Equity of Method of Accounting to Investments Other Than Common Stock” (EITF 02-14), an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF 02-14 consensus is applicable to reporting periods beginning after September 15, 2004. In accordance with this consensus, the Company no longer accrues undistributed earnings related to its investment in XLFA.

In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA’s preferred shares from a participating dividend based on an internal rate of return up to 19% to a fixed rate dividend of 8.25% per annum, effective January 1, 2006. Amounts recorded by the Company in connection with XLFA as of and for the years ending December 31, 2006, 2005 and 2004 are as follows :

	2006	2005	2004
	(in thousands)
Equity securities	$54,016	$54,300	$54,300
Equity in earnings from XLFA (pre-tax)	—	—	3,761
Dividends earned from XLFA	4,518	8,926	14,103

4.   FP SEGMENT INVESTMENT PORTFOLIO

FP Investment Portfolio

Net investment income for the FP Investment Portfolio consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Bonds available for sale	$725,736	$391,125	$137,548
Trading portfolio	3,850	——	——
Short-term investments	49,822	29,639	3,499
Net investment income	$779,408	$420,764	$141,047

The credit quality of bonds held in the FP Investment Portfolio based on amortized cost at December 31, 2006 was as follows:

Rating(1)	Percent of Bonds
AAA	91.9%
AA	7.0
A	1.1
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2006.

Of the bonds included in the FP Investment Portfolio, 4.4% were Triple-A by virtue of insurance provided by FSA. Over 97% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments was in the Triple-B range.

The amortized cost and fair value of bonds held in the FP Investment Portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$1,413,080	$37,776	$(6,098)	$1,444,758
Mortgage-backed securities	7,639,645	19,419	(1,122)	7,657,942
Asset-backed and other securities	6,629,244	21,761	(4,557)	6,646,448
Subtotal	15,681,969	78,956	(11,777)	15,749,148
Short-term investments	640,226	—	—	640,226
Total	$16,322,195	$78,956	$(11,777)	$16,389,374

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$985,559	$55,595	$(684)	$1,040,470
Mortgage-backed securities	2,821,562	8,994	(1,071)	2,829,485
Asset-backed and other securities	7,947,209	13,387	(2,727)	7,957,869
Subtotal	11,754,330	77,976	(4,482)	11,827,824
Short-term investments	1,015,509	—	—	1,015,509
Total	$12,769,839	$77,976	$(4,482)	$12,843,333

The following table shows the gross unrealized losses and fair value for the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. states and political subdivisions	$209,267	$(3,914)	$73,097	$(2,184)	$282,364	$(6,098)
Mortgage-backed securities	732,267	(1,009)	47,498	(113)	779,765	(1,122)
Asset-backed securities	511,899	(1,979)	193,856	(2,578)	705,755	(4,557)
Total	$1,453,433	$(6,902)	$314,451	$(4,875)	$1,767,884	$(11,777)

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. states and political subdivisions	$39,163	$(207)	$35,523	$(477)	$74,686	$(684)
Mortgage-backed securities	779,147	(1,068)	5,993	(3)	785,140	(1,071)
Asset-backed securities	912,314	(2,375)	158,116	(352)	1,070,430	(2,727)
Total	$1,730,624	$(3,650)	$199,632	$(832)	$1,930,256	$(4,482)

At December 31, 2006, there were 111 investments in fixed-income securities for which amortized cost exceeded fair value; the aggregate amount of the excess over fair value was $11.8 million, or 0.7%.  At December 31, 2005, there were 97 such investments, for which the aggregate amount of the excess over fair value was $4.5 million, or 0.2%. Management has determined that the unrealized losses in fixed income securities at December 31, 2006 are attributable primarily to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) FSA’s ability and current intent to hold these securities until a recovery in fair value or maturity. There were no individual securities with material unrealized losses as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, 100% of the securities that were in a gross unrealized loss position were rated investment grade.

The amortized cost and fair value of the FP Investment Portfolio, at December 31, 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$640,226	$640,226
Due after one year through five years	—	—
Due after five years through ten years	28,429	28,386
Due after ten years	1,384,651	1,416,372
Mortgage-backed securities (stated maturities of 4 to 39 years)	7,639,645	7,657,942
Asset-backed and other securities (stated maturities of 1 to 49 years)	6,629,244	6,646,448
Total	$16,322,195	$16,389,374

Proceeds from sales of bonds held in the FP Investment Portfolio during 2006, 2005 and 2004 were $4,512.5 million, $5,635.3 million and $2,511.8 million, respectively. Proceeds from maturities of bonds for the FP Investment Portfolio during 2006, 2005 and 2004 were $4,485.1 million, $1,422.0 million and $65.7 million, respectively. Gross gains of $0.1 million were realized on sales in 2006. Gross gains of $0.4 million and gross losses of $7.9 million were realized on sales in 2005. Gross gains of $2.2 million were realized on sales in 2004.

VIE Investment Portfolio

On April 28, 2006, the Company increased its ownership of the ordinary shares of FSA Global from 29% to 49% through an acquisition of shares from an unaffiliated third party. Immediately thereafter, FSA Global’s charter documents were amended to create a new class of non-voting preference shares, all of which were issued to the Company. Holders of such preference shares have exclusive rights to any future dividends and, upon any winding up of FSA Global, all net assets available for distribution to shareholders (after a distribution of $250,000 to the ordinary shares). As a result of the issuance of such preference shares, (a) a substantive sale and purchase of an interest took place between the ordinary shareholders of FSA Global and the Company, resulting in an assessment and recording of the fair value of the assets and liabilities sold and purchased at the time of such transaction, and (b) the Company’s minority interest liability associated with FSA Global was eliminated. In the second quarter of 2006, the Company realized a pre-tax gain of $1.8 million as a result of this transaction.

All the investments supporting VIE liabilities are insured by FSA. The credit quality of the VIE Investment Portfolio, without the benefit of FSA’s insurance, at December 31, 2006 was as follows:

Rating(1)	Percent of Bonds
AAA	1.5%
A	80.8
NR	17.7
Total	100.0%

(1)          Ratings are based on the lower of Moody’s or S&P ratings available at December 31, 2006.

The amortized cost and fair value of bonds in the VIE Investment Portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$15,750	$15,750
Foreign securities	9,086	9,643
Asset-backed securities(1)	1,102,862	1,102,862
Short-term investments	19,478	19,478
Total	$1,147,176	$1,147,733

	As of December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$15,879	$15,879
Corporate securities	20,013	19,327
Foreign securities	8,995	9,841
Asset-backed securities(1)	1,110,945	1,110,945
Short-term investments	2,674	2,674
Total	$1,158,506	$1,158,666

(1)          Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation. Management believes that amortized cost closely approximates fair value for these securities.

The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2006 and 2005, there were no securities in an unrealized loss position. The Company determined that no investments were considered other-than-temporarily impaired.

The amortized cost and fair value of bonds in the VIE Investment Portfolio at December 31, 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,478	$19,478
Due after one year through five years	9,086	9,643
Due after five years through ten years	—	—
Due after ten years	15,750	15,750
Asset-backed securities (stated maturities of 2 to 14 years)	1,102,862	1,102,862
Total	$1,147,176	$1,147,733

The Company pledges and receives collateral related to certain business lines or transactions. The following is a description of those arrangements by transaction type.

Securities Pledged to Note Holders

In the normal course of business, the Company may hold securities purchased under agreements to resell. A portion of these securities may be pledged to the Company’s investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). However, such securities generally may not be rehypothecated by the investment agreement counterparty. The Company also pledges investments held in the FP Investment Portfolio to investment agreement counterparties. At December 31, 2006, $4.7 billion of the assets held in its FP Investment Portfolio and related accrued interest were pledged as collateral to investment agreement counterparties. In addition, substantially all the assets of FSA Global are pledged to secure the repayment, on a pro rata basis, of FSA Global’s notes and its other obligations.

Securities Pledged to Derivative Counterparties

Securities purchased under agreements to resell are eligible to be pledged to certain interest rate swap counterparties. In general, under the terms of each of these counterparty-specific derivative agreements, the Company and its counterparty may be required to pledge collateral or transfer assets as a result of changes in the fair value of those derivative agreements. The timing and amount are generally dependent on which entity is exposed as well as the credit rating of the party in the payable position. The Company and the counterparty typically have identical rights and obligations to pledge and rehypothecate collateral according to the terms included within each of the counterparty-specific derivative agreements.  At December 31, 2006, $7.3 million of the assets held in the FP Investment Portfolio and related accrued interest were pledged as collateral to margin accounts. FSA Global, under the terms of its derivative agreements, is not required to pledge collateral. Its counterparties, however, may be required to pledge collateral or transfer assets to FSA Global. FSA Global is not permitted to rehypothecate any such collateral or assets.

5.   ASSETS ACQUIRED IN REFINANCING TRANSACTIONS

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

The following table presents the balance sheet components of the assets acquired in refinancing transactions:

	As of December 31,
	2006	2005
	(in thousands)
Securitized loans	$241,785	$296,965
Bonds	41,051	68,421
Equity securities	4,434	3,488
Mortgage loans	34,407	56,165
Short-term investments	12,662	37,512
Other assets	3,533	5,322
Total	$337,872	$467,873

The accretable yield on the securitized loans at December 31, 2006, 2005 and 2004 was $157.3 million, $149.7 million and $151.3 million, respectively. The cash flows on the securitized loans, net of reinsurance, are monitored and the effective yield modified to reflect any change in the cash flow estimate on a prospective basis. Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline (except as provided by reinsurance) and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with the Company for accounting purposes. The Company also consolidated the refinancing vehicles.

Bonds, equity securities and mortgage loans represent liquidations of previously insured obligations and subsequent purchases of the underlying collateral. Bonds and equity securities are available for sale and carried at fair value.

The credit quality of bonds within the refinanced asset portfolio at December 31, 2006 was as follows:

Rating(1)	Percent of Bonds
BBB	13.1%
CCC	84.2
NR	2.7
Total	100.0%

(1)          Ratings are based on internal shadow ratings available at December 31, 2006.

The amortized cost and fair value of fixed-income assets within the refinanced asset portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate securities	$1,074	$29	$—	$1,103
Asset-backed securities	39,059	889	—	39,948
Short-term investments	12,662	—	—	12,662
Total	$52,795	$918	$—	$53,713

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate securities	$5,946	$3,199	$—	$9,145
Asset-backed securities	59,920	—	(644)	59,276
Short-term investments	37,512	—	—	37,512
Total	$103,378	$3,199	$(644)	$105,933

The amortized cost and fair value of equities held within the refinanced asset portfolio were as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities	$1,003	$3,431	—	$4,434

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities	$2,206	$1,282	—	$3,488

The amortized cost and fair value of fixed-income assets within the refinanced asset portfolio at December 31, 2006, are shown below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,669	$12,689
Due after one year through five years	40,126	41,024
Total	$52,795	$53,713

At December 31, 2006 and 2005, there were no securities in an unrealized loss position for a continuous 12-month period or longer. In 2006, the Company determined that there were three securities considered other-than-temporarily impaired, and a $2.5 million impairment charge was recorded in the consolidated statements of operations and comprehensive income. In 2005, the Company determined that there were six securities considered other-than-temporarily impaired, and a $4.5 million impairment charge was recorded in the consolidated statements of operations and comprehensive income.

6.   DEFERRED ACQUISITION COSTS

Acquisition costs deferred for amortization against future income and the related amortization charged to expenses are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance, beginning of period	$335,129	$308,015	$273,646
Costs deferred during the period:
Ceded and assumed commissions	(79,713)	(63,174)	(65,838)
Premium taxes	14,032	20,894	16,551
Compensation and other acquisition costs	134,237	137,734	145,857
Total	68,556	95,454	96,570
Costs amortized during the period	(63,012)	(68,340)	(62,201)
Balance, end of period	$340,673	$335,129	$308,015

7.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for losses and loss adjustment expenses, which consists of the case and non-specific reserves, is summarized as follows:

	Case Reserve Activity for the Year Ended December 31,
	2006	2005	2004
	(in millions)
Gross balance at January 1	$90.0	$80.6	$121.9
Less reinsurance recoverable	36.3	35.4	59.2
Net balance at January 1	53.7	45.2	62.7
Transfer from non-specific reserve	1.2	10.5	30.7
Restructured transactions	—	—	(13.9)
Paid (net of recoveries) related to:
Current year	—	—	—
Prior year	(1.9)	(2.0)	(34.3)
Total paid	(1.9)	(2.0)	(34.3)
Net balance at December 31	53.0	53.7	45.2
Plus reinsurance recoverable	37.3	36.3	35.4
Gross balance at December 31	$90.3	$90.0	$80.6

	Non-Specific Reserve Activity for the Year Ended December 31,
	2006	2005	2004
	(in millions)
Balance at January 1	$115.7	$99.3	$111.5
Provision for losses
Current year	17.8	20.4	20.4
Prior year	5.5	5.0	0.2
Transfers to case reserves	(1.2)	(10.5)	(30.7)
Restructured transactions	—	1.5	(2.1)
Balance at December 31	137.8	115.7	99.3
Total case and non-specific reserves	$228.1	$205.7	$179.9

The gross and net par amounts outstanding on transactions with case reserves were $483.4 million and $399.6 million, respectively, at December 31, 2006. The net case reserve consisted primarily of five CDO risks and two municipal risks, which collectively accounted for approximately 94.9% of the total net case reserve. The remaining eight risks were in various sectors.

During 2006, the Company charged $23.3 million to loss expense, consisting of $17.8 million for originations of new business and $5.5 million related to accretion on the reserve for in-force business. Net case reserves decreased $0.7 million due primarily to loss payments and some improvement in the CDO transactions, offset in part by the establishment of a new case reserve for a municipal health care transaction.

During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on the reserve for in-force business. The non-specific reserve increased $16.4 million in 2005, due primarily to loss expense of $25.4 million, partially offset by transfers from the non-specific reserve to case reserves of $10.5 million. Net reserves increased $8.5 million due primarily to deterioration of specific CDO risks.

During 2004, the Company charged $20.6 million to loss expense, consisting of $20.4 million for originations of new business, $4.6 million for accretion related to prior years and $3.2 million related to reassumptions of previously ceded business, offset by reserve releases related primarily to a large refinancing transaction in 2004.

In September 2004, FSA exercised its rights to have the collateral of a defaulted collateralized bond obligation liquidated at a public sale, in which the Company offered the highest bid. The Company acquired the collateral to gain control of the portfolio in order to mitigate future losses. The previously established case reserve was drawn down to reflect the excess of the purchase amount over the fair value of the collateral. The remaining $9.5 million balance in the case reserve related to this transaction was returned to the non-specific reserve. After reevaluating its requirements for the CDO portion of the non-specific reserve, the Company then reduced the non-specific reserve by $9.5 million, which was partially offset by normal reserve additions. The net amount transferred from case reserves to the non-specific reserve was $1.4 million, which also included a transfer from the non-specific reserve to a case reserve for a municipal utility transaction. The CDO portfolio continues to perform within the expectations reflected in previously recorded provisions for CDOs.

Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company’s actual loss experience, its future mix of business and future economic conditions.

Impact of 2005 Hurricanes

The Company monitors its exposure to credits affected by the 2005 hurricanes in Louisiana and Mississippi. The Company believes that its estimate of its total loss liability is adequate given its current risk information and has not established a case reserve related to its 2005 hurricane-affected exposure.

As of December 31, 2006, FSA had not received notice of payment default on any hurricane-related exposures. The Company’s 11 credits that have suffered the most significant economic and property loss from the 2005 hurricanes had an aggregate net par exposure of $181.7 million at December 31, 2006.
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

Among the exposures affected by the hurricane are $38.1 million of FSA-insured Orleans Levee District (the “District”) bonds. The District has explored the possibility of seeking bankruptcy protection, but has not received the authority from the State that is required to do so. In any event, FSA does not believe that payment of the FSA-insured bonds would be impaired by a bankruptcy filing. In addition, the District is a loan recipient under the State Debt Service Assistance Fund, with FSA-insured bonds receiving assistance through May 1, 2009.

Asset-backed transactions insured by FSA, backed by pools of geographically diverse assets, show no unusual concentrations in the affected areas.

The loss estimation process involves the exercise of considerable judgment and therefore FSA’s ultimate 2005 hurricane-related losses may be materially different from the current estimate and may affect future operating results.

8.   GIC AND VIE DEBT

The obligations under GICs issued by the GIC Affiliates may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2006, interest rates were between 1.6% and 6.1% per annum on outstanding GICs and between 1.98% and 6.20% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates and exclude negative hedge accounting adjustments and prepaid interest of $77.6 million, and include accretion of $899.5 million. VIE debt excludes fair-value adjustments of $146.3 million and includes $1,042.1 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under GICs and VIE debt for 2007 and each of the next four years ending December 31, and thereafter:

Principal Amount
(in millions)
2007	$3,791.2
2008	1,287.5
2009	2,237.2
2010	2,448.4
2011	1,156.1
Thereafter	9,302.2
Total	$20,222.6

9.   LONG-TERM DEBT

On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSA Holdings entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSA Holdings long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSA Holdings or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSA Holdings has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings.

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

10.   OUTSTANDING EXPOSURE AND COLLATERAL

The Company’s policies insure the scheduled payments of principal and interest on public finance and asset-backed (including FSA-insured CDS) obligations. The gross amount of financial guarantees in force (principal and interest) was $743.9 billion at December 31, 2006 and $668.2 billion at December 31, 2005. The net amount of financial guarantees in force was $531.4 billion at December 31, 2006 and $480.2 billion at December 31, 2005.

The net par outstanding as of December 31, 2006 and 2005 and the contractual terms to maturity are as follows:

	As of December 31, 2006		As of December 31, 2005
Terms to Maturity(1)	Public Finance	Asset-Backed(2)	Public Finance	Asset-Backed(2)
	(in millions)
0 to 5 years	$48,273	$41,582	$44,272	$41,955
5 to 10 years	53,242	31,097	49,935	31,395
10 to 15 years	47,865	12,301	44,392	12,180
15 to 20 years	41,489	1,860	36,737	744
20 years and above	60,424	21,427	51,724	24,149
Total	$251,293	$108,267	$227,060	$110,423

The par amount ceded as of December 31, 2006 and 2005 and the terms to maturity are as follows:

	As of December 31, 2006		As of December 31, 2005
Terms to Maturity(1)	Public Finance	Asset-Backed(2)	Public Finance	Asset-Backed(2)
	(in millions)
0 to 5 years	$14,375	$9,091	$12,950	$16,180
5 to 10 years	16,635	6,485	16,332	7,011
10 to 15 years	17,163	1,847	16,954	1,477
15 to 20 years	17,200	1,905	15,180	1,474
20 years and above	33,480	3,649	29,048	4,001
Total	$98,853	$22,977	$90,464	$30,143

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(2)          Excludes intercompany insurance of $16,558 million in 2006 and $13,463 million in 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

The net par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

	Net Par Outstanding as of December 31,		Ceded as of December 31,
Types of Issues	2006	2005	2006	2005
	(in millions)
General obligation	$103,112	$93,284	$28,143	$26,020
Tax-supported	46,479	43,855	18,733	18,276
Municipal utility revenue	40,495	37,245	13,367	14,091
Health care revenue	13,155	11,789	10,144	8,889
Housing revenue	7,576	7,585	2,039	2,153
Transportation revenue	16,164	15,299	10,337	9,766
Education	4,378	4,065	1,027	1,184
Other domestic public finance	1,628	1,690	509	531
International	18,306	12,248	14,554	9,554
Total public finance obligations	$251,293	$227,060	$98,853	$90,464

The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The net par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

	Net Par Outstanding(1) as of December 31,		Ceded as of December 31,
Types of Collateral	2006	2005	2006	2005
	(in millions)
Residential mortgages	$15,666	$18,401	$2,555	$3,056
Consumer receivables	10,599	8,366	664	1,569
Pooled corporate obligations	45,914	47,253	8,729	11,141
Other domestic asset-backed obligations	6,793	7,328	2,952	2,890
International obligations	29,295	29,075	8,077	11,487
Total asset-backed obligations	$108,267	$110,423	$22,977	$30,143

(1)          Excludes intercompany insurance of $16,558 million in 2006 and $13,463 million in 2005 relating to FSA-insured GICs issued by the GIC Affiliates.

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

The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company’s net par amount outstanding of insured public finance securities as of December 31, 2006:

State	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(in millions)
California	1,022	$31,724	12.7%	$10,753
New York	703	19,800	7.9	9,172
Texas	760	17,123	6.8	5,578
Pennsylvania	782	16,429	6.5	4,197
Florida	270	13,061	5.2	4,764
Illinois	682	12,641	5.0	6,140
New Jersey	609	10,817	4.3	5,710
Michigan	542	10,173	4.0	2,266
Washington	332	9,067	3.6	3,715
Massachusetts	210	6,304	2.5	3,513
Ohio	376	6,160	2.5	2,034
Indiana	271	5,451	2.2	1,277
Georgia	114	5,050	2.0	1,426
Wisconsin	453	4,982	2.0	1,326
All other U.S. jurisdictions	2,767	64,205	25.5	22,428
International	143	18,306	7.3	14,554
Total	10,036	$251,293	100.0%	$98,853

11.   FEDERAL INCOME TAXES

Dexia Holdings, the Company and its Subsidiaries, except FSA International, file a consolidated U.S. federal income tax return. Prior to 2006, a tax-sharing agreement among the Subsidiaries provided that each member’s tax benefit or expense is calculated on a separate-return basis and that any credits or losses available to the Company are allocated among the members based on each member’s taxable income. Effective January 1, 2006, the tax sharing agreement was amended so that Dexia Holdings’ credits are no longer available to the members. For the 2006 and 2005 tax years, the Company and its Subsidiaries did not receive any such benefits from utilizing Dexia Holdings’ credits.

Except as described below, federal income taxes were not provided on all of the undistributed earnings of FSA International, since it was the Company’s practice and intent to reinvest such earnings in the operations of this subsidiary. The cumulative amount of such untaxed earnings was $22.6 million at December 31, 2004.

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

In December 2005, the Company repatriated earnings from FSA International to avail itself of the reduced effective tax rate of 5.25% (compared with the normal effective tax rate of 35%). In connection with such repatriation, the Company recapitalized FSA International in October of 2005 to become a wholly owned subsidiary and declared that it no longer intends to leave future earnings of that subsidiary permanently offshore. As a result, FSA International is subject to an increased effective U.S. tax rate on its 2005 and future income. The impact on earnings reflected (a) a tax liability of $15.1 million in respect of undistributed earnings of FSA International that had previously been recognized for GAAP but not yet for tax purposes and (b) $14.2 million related to 2005 earnings.

Following a change in ownership of SPS in 2002, the Company determined that it would be appropriate to apply the 80% dividend-received deduction allowed by the Internal Revenue Service when accounting for the tax on its equity in earnings from SPS, based on management’s expectation that it would realize its gain on such investment through dividend distributions rather than through sale of its investment. For 2004 and 2003, equity in earnings from SPS was taxed at an effective rate of 7%. In the first quarter of 2005, due to the pending sale of its investment in SPS, the Company eliminated the assumption that accumulated earnings of SPS would be distributed in the form of dividends eligible for a dividend-received deduction. The net effect of this was to provide additional taxes on SPS’s accumulated earnings of approximately $1.6 million.

In connection with Dexia’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment was treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2006.

The cumulative balance sheet effects of deferred federal tax consequences are as follows:

	As of December 31,
	2006	2005
	(in thousands)
Deferred acquisition costs	$106,596	$104,335
Deferred premium revenue adjustments	57,992	36,302
Unrealized capital gains	86,119	84,058
Contingency reserves	135,992	114,166
Undistributed earnings	18,297	16,613
Derivative fair-value adjustments	154,911	15,152
Minority interest	——	63,142
Other	5,032	8,212
Total deferred federal income tax liabilities	564,939	441,980
Loss and loss adjustment expense reserves	(49,079)	(41,533)
Deferred compensation	(91,442)	(90,866)
White Mountains indemnity payment	(16,450)	(16,450)
Foreign currency transaction loss	(102,927)	(56,129)
Other	(6,499)	(5,737)
Total deferred federal income tax assets	(266,397)	(210,715)
Net deferred federal income tax liability	$298,542	$231,265

Management believes it is more likely than not that the tax benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was necessary at December 31, 2006 or 2005.

A reconciliation of the effective tax rate with the federal statutory rate follows:

	Year Ended December 31,
	2006	2005	2004
Tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt investments	(10.4)	(9.8)	(7.1)
Income of foreign subsidiary	——	2.7	(1.2)
White Mountains indemnity payment	——	—	(2.8)
Minority interest and equity in unconsolidated subsidiaries	3.5	(0.8)	(4.9)
Other	0.7	0.2	—
Provision for income taxes	28.8%	27.3%	19.0%

12.   EMPLOYEE BENEFIT PLANS

The Company maintains both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of eligible employees. Contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $7.5 million, $7.0 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Performance shares issued prior to January 1, 2005 permitted the participant to elect, at the time of award, growth rates including or excluding realized and unrealized gains and losses on the General Investment Portfolio. Performance shares issued after January 1, 2005 do not offer the option to include the impact of unrealized gains and losses on the General Investment Portfolio. No payout occurs if the compound annual growth rate of adjusted book value and book value per outstanding share over specified three-year performance cycles is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

In 2004, the Company adopted the 2004 Equity Participation Plan (the “2004 Equity Plan”), which continues the incentive compensation program formerly provided under the Company’s 1993 Equity Participation Plan. The 2004 Equity Plan provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company’s performance over two specified three-year performance cycles) and 10% of shares of Dexia restricted stock. Performance shares have generally been awarded on the basis of two sequential three-year performance cycles, with one-third of each award allocated to the first cycle, which commences on the date of grant, and two-thirds of each award allocated to the second cycle, which commences one year after the date of grant. The total number of performance shares authorized under this plan was 3.3 million. At December 31, 2006, 2.7 million performance shares remained available for distribution.

The Dexia restricted stock component is a fixed plan, where the Company purchases Dexia shares and establishes a prepaid expense for the amount paid, which is amortized over 2.5-year and 3.5-year vesting periods. In 2006 and 2005, FSA purchased shares to economically defease its liability for $4.6 million and $4.4 million, respectively. These amounts are being amortized to expense over the employees’ vesting periods. For the years ended December 31, 2006 and 2005, the after-tax amounts amortized into income were $1.9 million and $0.9 million, respectively.

Performance shares granted under the 1993 Equity Plan and 2004 Equity Plan are as follows:

	Outstanding at Beginning of Year	Granted During the Year	Paid out During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date	Paid During the Year
							(in thousands)
2004	1,280,632	355,459	398,292	20,038	1,217,761	$109.71	$64,278
2005	1,217,761	316,638	313,987	24,434	1,195,978	131.30	61,584
2006	1,195,978	370,441	340,429	15,696	1,210,294	139.22	60,993

At December 31, 2006, 364,510 outstanding performance shares were fully vested, with a value of $61.9 million. These amounts were paid in the first quarter of 2007. At December 31, 2006, the total compensation cost related to non-vested performance shares not yet recognized was $73.9 million. This amount is expected to be recognized as an expense over a weighted-average period of 1.14 years.

The estimated final cost of these performance shares is accrued over the performance period. The after-tax expense for the performance shares was $39.2 million, $36.3 million and $47.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Awards of Dexia restricted stock remain restricted for an additional six months after the end of the last year of each vesting period. Shares of Dexia restricted stock purchased under the 2004 Equity Plan are as follows:

	Outstanding at Beginning of Year	Purchased During the Year	Vested During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Purchase Date
2005	—	194,202	8,756	5,150	180,296	$22.69
2006	180,296	190,572	22,146	4,574	344,148	24.17

In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings for $24.0 million. Additional purchases are intended to fund obligations relating to the Company’s Director Share Purchase Program (“DSPP”), which enables its participants to make deemed investments in the Company’s common stock under the Deferred Compensation Plan and Supplemental Executive Retirement Plan. Under the DSPP, the deemed investments in the Company’s stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. Restricted treasury stock is distributed to a director as a DSPP payout at the end of applicable restriction periods.

The Company purchased and distributed shares of its common stock under the DSPP in the following amounts:

	Outstanding at Beginning of Year	Purchased During the Year	Payouts During the Year	Outstanding at End of Year	Purchase Amount	Cost of Shares Distributed	Fair Value of Shares Distributed
	(dollars in thousands)
2004	297,658	1,890	2,272	297,276	$262.0	$178.9	$331.6
2005	297,276	—	42,540	254,736	—	3,350.5	6,862.5
2006	254,736	532	13,290	241,978	94.8	1,046.7	2,438.2

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” did not have any impact on the consolidated statements of operations and comprehensive income.

13.   DERIVATIVE INSTRUMENTS

Credit Default Swaps

FSA has insured a number of CDS with the expectation that these transactions will not be subject to a market value termination for which the Company would be liable. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes and therefore are recorded at fair value. The Company recorded $87.2 million, $89.2 million and $69.1 million of net earned premium under these agreements for the years ended 2006, 2005 and 2004, respectively.

Changes in the fair value of CDS, which were gains of $31.8 million, $11.1 million and $56.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, were recorded in net realized and unrealized gains on derivative instruments in the consolidated statements of operations and comprehensive income. The Company’s net par outstanding of $74.7 billion and $66.6 billion relating to these CDS transactions at December 31, 2006 and December 31, 2005, respectively, are included in the asset-backed insured balances in Note 10. The Company does not believe that the fair-value adjustments are an indication of potential claims under FSA’s guarantees or an indication of potential gains to be realized from the derivative transactions. The average remaining life of these contracts at December 31,

2006 was 3.1 years. The inception-to-date gain on the balance sheet was $89.2 million at December 31, 2006 and $57.4 million at December 31, 2005, and was recorded in other assets.

Interest Rate and Foreign Exchange Rate Derivatives

The Company enters into derivative contracts to manage interest rate and foreign currency exposure in its GICs, FP Investment Portfolio, VIE debt and VIE Investment Portfolio. The inception-to-date net unrealized loss on derivatives used to hedge GIC liabilities and the FP Investment Portfolio of $23.0 million and $56.9 million at December 31, 2006 and December 31, 2005, respectively, is recorded in other assets or accrued expenses, other liabilities and minority interest, as applicable. The inception-to-date net unrealized gain on the outstanding derivatives used to economically hedge the VIE debt and VIE Investment Portfolio of $516.8 million and $433.7 million at December 31, 2006 and December 31, 2005, respectively, is recorded in other assets.

In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. An effective hedge is defined as one whose periodic fair value change is 80% to 125% correlated with the fair value of the hedged item. The difference between a perfect hedge (i.e., one that is 100% correlated) and the actual correlation within the 80% to 125% range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% range. The table below presents the net gain related to the ineffective portion of the Company’s fair-value hedges and net gain related to failed hedges at December 31, 2006 (in millions).

Ineffective portion of fair-value hedges(1)	$9.3
Failed hedges	3.5

(1)          Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Other Derivatives

The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment. These derivatives include swaptions, caps and other derivatives, which are used principally as protection against large interest rate movements. Gains and losses on these derivatives are reflected in net realized and unrealized gains (losses) on derivative instruments in the statements of operations and comprehensive income.

14.   MINORITY INTEREST IN SUBSIDIARY

In 1998, the Company and XL entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies: FSA International and XLFA. At December 31, 2004, XL owned a minority interest in FSA International, and the Company owned a minority interest in XLFA. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda), Ltd. for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect, wholly owned subsidiary of the Company. The preferred shares were Cumulative Participating Voting Preferred Shares that, in total, had a minimum fixed dividend of $1.5 million per annum. In 2005 and 2004, FSA International paid preferred dividends of $16.3 million and $7.0 million, respectively, to XL. For the years ended December 31, 2005 and 2004, the Company recognized minority interest of $6.9 million and $7.0 million, respectively.

15.   REINSURANCE

The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Company reinsures portions of its risks with affiliated (see Note 21) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company would be unable to recover such defaulted amounts. A number of FSA’s reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA. Given the financial strengths of its reinsurers, FSA requires collateral from reinsurers primarily to receive statutory credit for the reinsurance, to provide liquidity to FSA in the event of claims on the reinsured exposures, and to enhance rating agency credit for the reinsurance.

Amounts of ceded and assumed business were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Written premiums ceded	$288,780	$256,087	$244,211
Written premiums assumed	12,066	9,474	11,567
Earned premiums ceded	154,997	150,087	161,733
Earned premiums assumed	4,627	3,521	6,608
Losses and loss adjustment expense payments ceded	3,486	1,465	52,372
Losses and loss adjustment expense payments assumed	8	8	16

	As of December 31,
	2006	2005
	(in thousands)
Principal outstanding ceded	$121,830,282	$120,607,468
Principal outstanding assumed	3,757,565	2,597,375
Deferred premium revenue assumed	31,216	23,777
Losses and loss adjustment expense reserves assumed	610	643

16.   OTHER ASSETS AND LIABILITIES

The detailed balances that comprise other assets and accrued expenses, other liabilities and minority interest at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Other assets:
Fair value of VIE swaps	$516,762	$433,670
Fair value adjustment on CDS	89,195	57,372
VIE other invested assets	157,810	146,710
Securities purchased under agreements to resell	150,000	350,000
Deferred compensation trust	114,181	107,140
Tax and loss bonds	127,150	105,324
Accrued interest on VIE swaps	136,975	108,421
Accrued interest income	92,951	76,295
Other assets	225,735	271,009
Total other assets	$1,610,759	$1,655,941

	2006	2005
	(in thousands)
Accrued expenses and other liabilities:
Payable for securities purchased	$33,046	$91,529
Deferred compensation trust	114,181	107,140
Equity participation plan	112,688	116,887
Accrued interest on FP GICs	124,856	83,828
Fair-value adjustments on derivatives	33,230	61,924
Other liabilities	373,413	347,866
Minority interest in VIEs	250	180,406
Total accrued expenses, other liabilities and minority interest	$791,664	$989,580

17.   COMMITMENTS AND CONTINGENCIES

Effective June 2004, the Company entered into a 21-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York, to be used as the Company’s new headquarters. The Company moved to this new space in June 2005. The lease contains scheduled rent increases every five years after a 19-month rent-free period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building’s operating expenses. The lease also contains a renewal option for an additional ten-year period and an option to rent additional office space at various points in the future, in each case at then-current market rents. In addition, the Company and its Subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. Future minimum rental payments are as follows:

Year Ended December 31,	(in thousands)
2007	9,163.6
2008	8,217.4
2009	8,204.7
2010	8,141.2
2011	8,125.3
Thereafter	111,723.1
Total	$153,575.3

Rent expense was $10.7 million in 2006, $10.1 million in 2005 and $7.8 million in 2004. Rent expense in 2005 includes a $1.2 million lease termination fee related to the Company’s former headquarters.

In the ordinary course of business, the Company and certain Subsidiaries are parties to litigation. The Company is not a party to any material pending litigation.

On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the Securities and Exchange Commission (“SEC”) related to an ongoing industry-wide civil investigation of brokers of municipal GICs. The Company issues municipal GICs through the FP Segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company’s municipal GIC business. The Company is cooperating with the investigations by the DOJ and SEC.

18.   DIVIDENDS AND CAPITAL REQUIREMENTS

Because the majority of the Company’s operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from, or payment on surplus notes by, FSA.

FSA’s ability to pay dividends depends on FSA’s financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income during this period. FSA paid $140.0 million of dividends in 2006, $87.0 million in 2005 and $30.0 million in 2004. Based upon FSA’s statutory statements for December 31, 2006, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $156.6 million.

At December 31, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York (the “New York Superintendent”). FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving the dividend capacity of FSA.

FSA may repurchase shares of its common stock from shareholders subject to the New York Superintendent’s approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. In 2006, FSA repurchased $100.0 million of shares of its common stock from FSA Holdings and retired such shares.

FSA Holdings paid dividends of $530.0 million in 2006, $71.1 million in 2005 and $22.9 million in 2004.

19.   CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

FSA has a credit arrangement aggregating $150.0 million that is provided by commercial banks and intended for general application to insured transactions. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2006, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

FSA has a standby line of credit commitment in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,328.3 million at December 31, 2006. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2006.

FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 7, 2007, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this agreement at December 31, 2006. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody’s or S&P, and on neither Moody’s nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

In June 2003, $200.0 million of money market committed preferred trust securities (the “CPS Securities”) were issued by trusts created for the primary purpose of issuing the CPS Securities, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the “Preferred Stock”) of FSA. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts. The cost of the structure was $1.0 million and $1.3 million for 2006 and 2005, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

Certain FSA Global debt issuances contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its funding requirements, it has entered into four liquidity facilities with Dexia aggregating $419.4 million.

20.   SEGMENT REPORTING

The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on public finance and asset-backed obligations. The FP Segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants. GICs provide for the return of principal and the payment of interest at pre-specified rates. Reflecting the Company’s management of the VIEs’ operations, the results of the VIEs are included in the FP Segment beginning in 2006. Prior-year disclosures have been reclassified to conform to the 2006 presentation. The following tables summarize the financial information by segment as of and for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$698,213	$992,655	$—	$1,690,868
Intersegment	3,584	20,055	(23,639)	—
Expenses:
External	(217,019)	(951,021)	—	(1,168,040)
Intersegment	(20,055)	(3,584)	23,639	—
Less:
SFAS 133 fair-value adjustments for CDS and economic interest rate hedges	31,823	10,257	—	42,080
Pre-tax segment operating earnings	432,900	47,848	—	480,748
Segment assets	$7,160,055	$18,934,942	$(321,371)	$25,773,626

	For the Year Ended December 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$682,503	$298,732	$—	$981,235
Intersegment	3,947	28,162	(32,109)	—
Expenses:
External	(192,906)	(323,258)	—	(516,164)
Intersegment	(28,162)	(3,947)	32,109	—
Plus:
Equity in earnings and minority interest in International	(5,980)	—	—	(5,980)
Less:
SFAS 133 fair-value adjustments for CDS and economic interest rate hedges	11,106	(18,962)	—	(7,856)
Pre-tax segment operating earnings	448,296	18,651	—	466,947
Segment assets	$6,881,422	$15,585,118	$(464,898)	$22,001,642

	For the Year Ended December 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$679,194	$469,075	$—	$1,148,269
Intersegment	4,855	24,800	(29,655)	—
Expenses:
External	(193,390)	(374,365)	—	(567,755)
Intersegment	(24,800)	(4,855)	29,655	—
Plus:
Equity in earnings and minority interest in International	(10,287)	—	—	(10,287)
Less:
SFAS 133 fair-value adjustments for CDS and economic interest rate hedges	56,391	106,500	—	162,891
Pre-tax segment operating earnings	399,181	8,155	—	407,336
Segment assets	$6,658,094	$11,178,330	$(755,416)	$17,081,008

The following tables present reconciliations of segments’ pre-tax operating earnings to net income.

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$432,900	$47,848	$—	$480,748
SFAS 133 fair-value gain (loss) for CDS and economic interest rate hedges	31,823	10,257	—	42,080
Taxes	—	—	—	(150,680)
Minority interest	—	—	—	52,006
Net income	—	—	—	$424,154

	For the Year Ended December 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$448,296	$18,651	$—	$466,947
SFAS 133 fair-value gain (loss) for CDS and economic interest rate hedges	11,106	(18,962)	—	(7,856)
Taxes	—	—	—	(128,900)
Minority interest	—	—	—	(4,083)
Net income	—	—	—	$326,108

	For the Year Ended December 31, 2004
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$399,181	$8,155	$—	$407,336
SFAS 133 fair-value gain (loss) for CDS and economic interest rate hedges	56,391	106,500	—	162,891
Taxes	—	—	—	(111,160)
Minority interest	—	—	—	(80,460)
Net income	—	—	—	$378,607

The intersegment assets consist of intercompany notes issued by FSA and held within the FP Investment Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and premiums paid by FSA Global on FSA-insured notes.

The amount of SFAS 133 fair-value adjustments for CDS is a reconciling item between pre-tax segment operating earnings and net income. In addition, management subtracts the impact of economic interest rate hedges when analyzing the segments. By removing the effect of the one-sided accounting caused by marking the derivatives to fair value, but not the hedged assets or liabilities, the measure will more closely reflect the underlying performance of segment operations.

21.   RELATED PARTY TRANSACTIONS

The table below summarizes amounts included in the financial statements and outstanding exposures resulting from various types of transactions executed with related parties:

	As of December 31,
	2006	2005
	(in millions)
XL(1)
Prepaid reinsurance	$109.7	$84.4
Reinsurance recoverable for unpaid losses	3.2	1.8
Dexia(2)
Other assets(3)	353.4	320.4
Deferred premium revenue	18.2	22.5
Variable interest entities debt	181.8	172.1
Gross par outstanding	17,034.4	22,846.6
Other liabilities	2.1	2.3

	For the Year Ended December 31,
	2006	2005	2004
	(in millions)
XL(1)
Ceded premiums	$46.1	$31.6	$35.2
Dividends paid	—	16.3	7.0
Dexia(2)
Gross premiums earned	26.4	29.5	29.3
Derivative (gains/losses)	(7.3)	(2.7)	104.0
Variable interest entities net interest expense	9.8	9.3	8.8

(1)          The Company ceded business to XL Capital Ltd. (“XL”), a major Bermuda-based insurance holding company that owned an interest in FSA International prior to October 2005. The Company maintains an investment in XLFA, an indirect subsidiary of XL.

(2)          Represents business with affiliates of Dexia.

(3)          Represents primarily derivative fair-value adjustments and accrued interest.

FSA Global maintains liquidity facilities with Dexia (see Note 19).

22.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For bonds and equity securities in the General Investment Portfolio and the FP Segment Investment Portfolio, the carrying amount represents fair value. The fair value is generally based on quoted market price or, in the case of the Company’s investment in XLFA, redemption value.

For short-term investments, including the FP short-term investment portfolio and the VIE short-term investments, the carrying amount approximates fair market value due to the short maturity of the instruments.

For cash, receivable for investments sold, and payable for investments purchased, the carrying amount is cost, which approximates fair value because of the short maturity of these instruments.

For assets acquired under refinancing transactions, each asset’s fair value is either the present value of expected cash flows or a quoted market price as of the reporting date.

For deferred premium revenue, net of prepaid reinsurance premiums, the carrying amount represents the Company’s future premium revenue, net of reinsurance, on policies where the premium was received at inception. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the statutory premiums that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guaranty risk, net of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

For notes payable, the carrying amount represents the principal amount due at maturity. The fair value is based on the quoted market price or other third party sources.

For installment premiums, consistent with industry practice, there is no carrying amount. Similar to the treatment of deferred premium revenue, the fair value of installment premiums is the estimated present value of the future contractual premium revenues that would be received from reinsurers assuming the Company’s financial guaranty risk, net of the premium retained by the Company to compensate it for originating and servicing the insurance contract.

For GICs and VIE debt, the fair value is the present value of the expected cash flows as of the reporting date.

For losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses, the carrying amount is equal to the present value of the expected cash flows for specifically identified claims plus statistical losses representing the inherent losses in the Company’s insured portfolio. Management believes the carrying amount is a reasonable proxy for fair value.

For fair-value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

The table below shows the carrying amount and fair value of the Company’s financial instruments:

	As of December 31, 2006		As of December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Bonds	$4,721,512	$4,721,512	$4,382,037	$4,382,037
Equity securities	54,325	54,325	54,370	54,370
Short-term investments	96,578	96,578	159,133	159,133
FP Segment bond portfolio	16,757,979	16,757,979	12,983,816	12,983,816
FP Segment short-term investment portfolio	659,704	659,704	1,018,183	1,018,183
Cash	32,471	32,471	43,629	43,629
Assets acquired in refinancing transactions	337,872	333,389	467,873	460,770
Fair-value adjustments for derivatives	616,179	616,179	494,490	494,490
Receivable for investments sold	161	161	1,382	1,382
Liabilities:
Deferred premium revenue, net of prepaid reinsurance premiums	1,648,334	1,449,526	1,509,867	1,295,312
Losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	190,780	190,780	169,379	169,379
GIC and VIE debt	18,349,665	19,155,018	14,947,118	15,185,891
Notes payable	730,000	726,117	430,000	423,904
Fair-value adjustments for derivatives	40,215	40,215	61,924	61,924
Payable for investments purchased	33,046	33,046	91,529	91,529
Off-balance-sheet instruments:
Installment premiums	—	450,215	—	438,109

23.   STATUTORY ACCOUNTING PRACTICES

GAAP differs in certain significant respects from statutory accounting practices, applicable to insurance companies, that are prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•       upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

•       acquisition costs are charged to operations as incurred rather than over the period that related premiums are earned;

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

•       insured CDS are accounted for as insurance contracts rather than as derivative contracts recorded at fair value;

•       bonds are carried at amortized cost rather than fair value;

•       VIEs and refinancing vehicles are not consolidated;

•       surplus notes are recognized as surplus rather than as a liability unless approved for repayment; and

•       non-insurance company subsidiaries do not prepare accounts applying statutory accounting standards.

Consolidated statutory net income was $339.6 million for 2006, $293.0 million for 2005 and $242.1 million for 2004. Statutory surplus plus contingency reserves totaled $2,554.1 million for 2006, $2,417.5 million for 2005 and $2,280.9 million for 2004.

24.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Full Year
	(in thousands)
2006
Net premiums written	88,732	150,996	125,655	161,794	527,177
Net premiums earned	94,495	98,461	91,755	103,998	388,709
Net investment income	53,046	53,254	55,403	57,147	218,850
Net interest income from financial products segment	176,289	207,522	226,713	251,248	861,772
Net realized and unrealized gains (losses) on derivative instruments	58,105	74,478	(30,200)	60,663	163,046
Losses and loss adjustment expenses	3,285	7,899	5,159	6,960	23,303
Policy acquisition costs	16,210	14,421	14,103	18,278	63,012
Net interest expense from financial products segment	155,660	180,983	203,811	228,129	768,583
Other operating expenses	31,304	19,967	27,842	45,509	124,622
Income before income taxes and minority interest	146,464	131,525	121,293	123,546	522,828
Net income	$130,205	$109,720	$91,479	$92,750	$424,154
2005
Net premiums written	109,502	143,916	160,918	163,358	577,694
Net premiums earned	94,881	96,254	116,832	96,092	404,059
Net investment income	49,446	50,404	50,696	50,281	200,827
Net interest income from financial products segment	85,351	95,250	143,768	163,547	487,916
Net realized and unrealized gains (losses) on derivative instruments	(70,812)	18,179	(42,431)	(77,411)	(172,475)
Losses and loss adjustment expenses	3,984	6,238	10,185	4,958	25,365
Policy acquisition costs	15,408	16,198	20,247	16,487	68,340
Net interest expense from financial products segment	100,642	94,353	144,135	152,510	491,640
Other operating expenses	27,009	23,868	20,151	22,586	93,614
Income before income taxes, minority interest and equity in losses of unconsolidated affiliates	82,231	235,832	97,136	49,872	465,071
Net income	$63,156	$129,307	$73,811	$59,834	$326,108

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2006.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Remediation of Material Weakness

As disclosed in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2004, filed December 19, 2005, management of the Company had determined that, based on its evaluation and because of the material weakness in internal control over financial reporting discussed below, as of such date the Company’s disclosure controls and procedures were ineffective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has addressed the reported material weakness as discussed below, and has concluded that this material weakness in internal control over financial reporting has been remediated as of December 31, 2006.

Management concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles as of December 31, 2005. Specifically, the Company’s accounting documentation for certain hedging relationships did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting to certain other hedge relationships. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 30, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. In addition, this control deficiency could result in a misstatement of interest income and expense from financial products and variable interest entities, net realized and unrealized gains and losses on derivative instruments, income from assets acquired in refinancing transactions and related accounts and disclosures that would cause a material misstatement in the annual and interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2004.

To remediate the material weakness, the Company:

•       revised the Company’s accounting documentation of policies and procedures and review to meet the standard of hedge documentation expected under SFAS 133;

•       applied such standard to certain liabilities effective January 1, 2006; and

•       strengthened the Company’s internal knowledge base regarding hedge accounting through improved training designed to ensure that all relevant personnel understand and apply hedge accounting in compliance with SFAS 133.

Based upon the actions taken and the results of its testing and evaluation of the effectiveness of the controls, management has concluded that the material weakness described above has been remediated as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Directors

On May 18, 2006, the Company’s shareholders appointed twelve directors to serve until the later of the Company’s next annual meeting of shareholders or until their successors have been duly elected and qualified. Information about the directors as of December 31, 2006 is set forth below and in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Robert P. Cochran	Chairman of the Board of Directors of the Company since
Age 57

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

Bruno Deletré	Director of the Company since September 2001. In January 2007,
Age 45

Mr. Deletré became a member of the Management Board of Dexia. In January 2006, he became an Executive Vice President and member of the Executive Committee of Dexia. Mr. Deletré was a member of the Executive Board of Dexia Crédit Local from 2001 through January 2006 and Managing Director from December 2003. Prior to that time, he held various positions in the French Ministry of Finance—Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997. Mr. Deletré is a member of the Board of Directors of several banking subsidiaries of Dexia Crédit Local and of the Board of Directors of Dexia Asset Management.

Robert N. Downey	Director of the Company since August 1994. Mr. Downey has been a
Age 71

Senior Director of Goldman Sachs & Co. since 1999, a Limited Partner from 1991 to 1999, and a General Partner from 1976 until 1991. At Goldman, Sachs & Co., Mr. Downey served as head of the Municipal Bond Department and Vice Chairman of the Fixed Income Division. Mr. Downey was a Director of the Securities Industry Association from 1987 through 1991 and served as its Chairman in 1990 and Vice Chairman in 1988 and 1989. He was also formerly Chairman of the Municipal Securities Division of the Public Securities Association and Vice Chairman of the Municipal Securities Rulemaking Board.

Jacques Guerber	Director of the Company since September 2002. In January 2006,
Age 57

Mr. Guerber became Vice Chairman of the Management Board of Dexia, a Member of the Management Boards of Dexia Crédit Local, Dexia Banque Belgique S.A., and Dexia Banque Internationale a Luxembourg. He has been a Member of the Supervisory Board of Financiere Centuria since January 2002, a Director of Credit du Nord since February 2000, and Chairman of the Supervisory Board of Dexia Municipal Agency since August 1999. Mr. Guerber was Chairman of the Executive Board of Dexia Crédit Local from 2000 through January 2006, and a member of the Executive Committee of Dexia from December 1999 to January 2006. Prior to then he was Senior Executive Vice President of Crédit Local de France (subsequently known as Dexia Crédit Local) from 1996 and a member of that company’s Management Board from 1988. Earlier, he held management positions in the Local Development Division of Caisse des Dépôts et Consignations.

Rembert von Lowis	Director of the Company since July 2000. Mr. von Lowis has been a
Age 53

Member of the Management Board of Dexia since October 1996 and of the Management Board of Dexia Credit Local since January 2006. He became Senior Executive Vice President of Crédit Local de France in 1993. Mr. von Lowis joined Crédit Local de France as Chief Financial Officer and a Member of its Executive Board in 1988. Earlier, he held management positions in the Local Development Division in Caisse des Dépôts et Consignations and the Local Authorities Department of the French Ministry of Interior.

Séan W. McCarthy	Director of the Company since February 1999. Mr. McCarthy has been
Age 47

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

Axel Miller	Director of the Company since February 2006. Mr. Miller obtained his law
Age 42

degree, a Licence en droit, from the Université Libre de Bruxelles. After having worked for 14 years as a lawyer specialized in finance law, mergers & acquisitions and international commercial law, Mr. Miller joined the Dexia Group in 2001 as General Counsel. He became a member of the Management Board of Dexia Bank in January 2002 and Chairman of the Management Board of Dexia Bank and Head of Personal Financial Services at Group level in January 2003. On January 1, 2006, Mr. Miller became CEO and Chairman of the Management Board of Dexia. He is also a Director of several Dexia Group companies, Crédit du Nord and LVI Holding (Groupe Carmeuse).

James H. Ozanne	Director of the Company since September 2004. Mr. Ozanne previously
Age 63

served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owned a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains (“Source One”), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation (“USWCC”) from September 1989 until December 1993. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently a director of Distributed Energy Services Corp. He was Chairman of PECO Pallet, a privately owned grocery pallet rental company, from 2000 to 2006.

Roger K. Taylor	Director of the Company since February 1995. Mr. Taylor was a part-time
Age 55

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

Xavier de Walque	Director of the Company since May 2006. In 2006, Mr. de Walque became
Age 42

a member of the Management Board of Dexia S.A. From 2004 to 2006, he was chief financial officer and a member of the management board of Dexia Bank Belgium.Mr. de Walque joined Dexia S.A. in 2001 as Head of Mergers and Acquisitions; from 2003 to 2004 he was Deputy Chief Financial Officer. Prior to then he was responsible for Corporate Finance at Compagnie Benelux Paribas (“Cobepa”) from 1991 to 2001, serving on the Management Board of Cobepa from 1997 and as head of Belgian Corporate Finance at BNP Paribas from 1999. Mr. de Walque was an advisor in the cabinet of the Deputy Prime Minister and the Budget Ministry of Belgium between 1988 and 1990. Xavier de Walque is chairman of the Board of Directors and member of the audit committee of Dexia Insurance Belgium.

George U. Wyper	Director of the Company since September 2004. Mr. Wyper is the founder
Age 51

and managing member of Wyper Capital Management, L.P., which he founded in 1998. He was Senior Managing Director and a member of the Operating Committee of Warburg Pincus Counsellors, Inc from 1994 to 1998. He served as Chief Investment Officer of White River Corporation from 1991 to 1994 and as President and Chief Executive Officer of Hanover Advisors from 1992 to 1994. Prior to 1991, he was Chief Investment Officer of Fund American Enterprises from 1988 to 1990 and Director of Fixed Income Investments for Fireman’s Fund Insurance Company from 1987 to 1988. Mr. Wyper serves on the boards of the Yale School of Management, the American Numismatic Society and the Museum of Rhode Island School of Design.

On February 15, 2007, the Board of Directors elected Michèle Colin to the Board of Directors. Information about Ms. Colin is set forth below and in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Michèle Colin	Director of the Company since February 2007. In January 2006, Ms. Colin
Age 53

became the Head of Risk Management of Dexia Crédit Local. Ms. Colin was previously the Dexia Crédit Local Compliance Officer from September 2005 to September 2006. Ms. Colin joined Dexia Crédit Local in 1997 as Deputy Head of the Credit Risk Management Department, becoming the Deputy Head of Human Resources in 2001. Prior to joining Dexia, she served as a civil servant as Deputy Head of the Financing and Planning Department of the City of Paris. Ms. Colin is on the Board of Directors of Dexia Crédit Local.

Executive Officers of the Company

In addition to Messrs. Cochran and McCarthy (who are described above under the caption “Directors”), the Company’s other executive officers are described below. The Company’s executive officers consist of the members of the Executive Management Committee.

Name	Age	Position
Russell B. Brewer II	51	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA
Joseph W. Simon	48	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Bruce E. Stern	54	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA

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

Mr. Simon was elected a Managing Director and the Chief Financial Officer of the Company and FSA in September 2002, having served in such capacity since April 2002. Prior to joining the Company, Mr. Simon was Chief Financial Officer of Intralinks, a technology company serving the financial markets. From 1993 to 1999, he was a senior financial officer, last serving as the Chief Financial Officer, of Cantor Fitzgerald. From 1986 to 1993 he was a senior member of Morgan Stanley’s controller department. Mr. Simon, a certified public accountant, began his professional career at Price Waterhouse in 1983.

Mr. Stern has been a Managing Director, the Secretary and the General Counsel of the Company since April 1993. Since April 1993, he has been the Secretary of FSA, and since March 1989, he has been a Managing Director of FSA. He has been a director of FSA since August 1990. Prior to joining FSA as General Counsel in 1987, Mr. Stern was an attorney with Cravath, Swaine & Moore.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During January 2005, the Audit Committee consisted of Mr. Ozanne (Chairman), David Maxwell and Mr. Wyper. In February 2006, Mr. Taylor was elected to the Audit Committee and Mr. Maxwell ceased to be a member of the Committee. Mr. Maxwell left the Board of Directors in May 2006.

All members of the Audit Committee are independent within the meaning of Rule 10A-3(a)(b)(1) of the Exchange Act. Because the Company has only debt securities listed on the NYSE, it is not subject to the additional independence standards for directors imposed by the NYSE.

The Board of Directors of the Company has determined that Audit Committee members James H. Ozanne and George U. Wyper are audit committee financial experts as defined by item 407(d)(5) of Regulation S-K of the Exchange Act.

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

Nomination of Directors

Holders of the Company’s registered debt securities are not entitled to recommend nominees to the Company’s Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon its merger with a subsidiary of Dexia in July 2000, the Company’s common stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the reporting obligations of Section 16 of the Exchange Act do not apply.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

The Company’s compensation program has been designed to attract, motivate and retain employees while, at the same time, aligning the interests of the Company’s employees with those of the Company’s shareholders. The Company’s compensation program was established in substantially its current form in 1994, in connection with the initial public offering by the Company. When the Company was acquired by Dexia in 2000, the acquisition documents expressly provided for continuation of the Company’s existing compensation programs through 2004, with specified changes to the compensation program to reflect the fact that the Company’s shares were no longer publicly traded. In 2004, the Human Resources Committee (the “HR Committee”) of the Board of Directors of the Company reviewed the Company’s compensation program with the advice of the HR Committee’s independent compensation consultants, Hewitt Associates, and on the basis of that advice determined to continue the Company’s compensation program with only minor changes, concluding that the existing program was successful in achieving its intended purposes.

Compensation Philosophy

The objectives underlying the Company’s compensation program include the following:

•       The Company seeks to attract and retain quality employees at all levels of the organization. To this end, the HR Committee has maintained a general target of compensating the Company’s employees within the 75th percentile of overall compensation provided by the Company’s industry peers.

•       The Company seeks to align the interests of employees with those of the Company’s parent and, specifically, to motivate employees to grow the value and earnings of the Company. To this end, the Company employs measures of value and earnings generation in determining annual and longer term compensation.

•       The Company seeks to have its employees take a long term view of the Company’s business and the risks that the Company underwrites. To this end, higher ranking employees of the Company receive a high percentage of their overall compensation in the form of incentive compensation that pays out based upon the Company’s performance over three to four year periods.

Measures of Value Creation Underlying the Company’s Compensation Program

The Company measures its overall success on the basis of a number of factors, including growth in adjusted book value (“ABV”) per share and growth in book value per share (adjusted as described below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Earnings and Adjusted Book Value” for a discussion of these measures. ABV and book value growth are measures of value creation. ABV growth emphasizes new business production, since it captures the present value of insurance premiums and financial products net interest margin originated during a specified period. Book value growth emphasizes operating earnings, can be considerably more volatile than ABV growth, and will, for example, be more influenced by negative events such as increases in loss reserves. In applying these measures for compensation purposes, certain aspects of GAAP are eliminated that, in the view of management and the Board of Directors, distort the Company’s economic results, most notably the impact of (i) marking to market investment grade FSA-insured credit default swaps under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (ii) not applying hedge accounting treatment for economic hedges under SFAS 133. See “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Earnings and Adjusted Book

Value.” The Growth in ABV and book value are applied on a per share basis. In order to incentivize management to return capital to the Company’s shareholders to the extent such capital is not being deployed, the calculation of the rate of growth per share is adjusted to offset the effects of dividends and capital contributions, which do not affect the number of shares outstanding.

Components of Compensation Provided by the Company

The Company’s compensation program includes the following basic elements (described in more detail below):  (i) salary; (ii) cash bonus; (iii) equity compensation in the form of performance share units under the Corporation’s 2004 Equity Compensation Plan (the “2004 Equity Plan”); (iv) health and other predominately customary benefit plans; and (v) optional participation in Employee Share Plans sponsored by Dexia S.A. In addition, the Company has employment agreements with its two most senior executive officers. The Company’s compensation program is designed, in part, upon the “Wall Street” model. For the more highly compensated employees within the Company, equity compensation represents the largest component of compensation, followed by cash bonus and salary.

Salaries

Employee salaries are generally established on the basis of competitive market standards, and are thereafter generally changed to reflect cost of living adjustments and changes in responsibility.

Cash Bonuses

Cash bonuses are paid on an annual basis out of a bonus pool (the “Bonus Pool”) determined pursuant to a guideline formula intended to provide employees with a percentage of the growth in value in the Company during the preceding calendar year. In establishing this guideline, the HR Committee recognized that non-distributed Bonus Pool amounts from prior years may to a limited extent be accumulated and memorialized in future years for purposes of supplementing the guideline Bonus Pool for future years. The Committee also recognized that adjustments to the Bonus Pool guideline may be recommended by management, subject to approval of the HR Committee, to reflect changes in circumstances. Notwithstanding the Bonus Pool guideline, bonuses remain within the discretion of the HR Committee, except insofar as otherwise provided in the Company’s employment agreements. Specifically, aggregate bonuses in any year may be more or less than the guideline Bonus Pool for that year, and individual employee bonuses are not directly tied to the guideline Bonus Pool, except insofar as provided in the Company’s employment agreements.

The current Bonus Pool Guideline (approved by the HR Committee in November 2004) provides for an annual Bonus Pool equal to a predetermined percentage (the “Specified Percentage”) of the increase in ABV of the Company during the applicable year (as derived from the Company’s IFRS financial statements), excluding unrealized gains and losses on investments, net of tax, and excluding the mark-to-market, net of tax, of investment grade credit derivatives, but including a transaction return on equity (“Transaction ROE”) modifier described below. ABV growth is considered by management and the HR Committee as a proxy for value creation. For the 2004 Bonus Pool, the HR Committee set the Specified Percentage at 11.25%. The increase in ABV during the applicable year is equal to (a) the percentage growth in ABV per share during such year, with credit given for dividends paid, multiplied by (b) ABV as of the beginning of such year. The HR Committee retained the right to evaluate the Bonus Pool formula annually; however, the intent was to maintain the Bonus Pool formula as long as practicable to promote stability. Since 2004, the Specified Percentage has remained unchanged.

The Transaction ROE modifier adjusts downward the percentage growth in ABV per share if the Transaction ROE achieved in the aggregate for all transactions insured during the applicable year (the “Actual Average Transaction ROE”) is less than the “Target Transaction ROE,” with a maximum adjustment of 2%. The Actual Average Transaction ROE is a measure of the return on equity expected from transactions insured and GICs written by the Company during a specified period, based upon the Company’s internal proprietary capital model. The “Target Transaction ROE” equals the after-tax book yield on the Company’s investment portfolio (excluding the investment portfolios for financial products, variable interest entities and refinanced transactions) (determined as of the December 31 immediately preceding the compensation year) plus 9%, with a maximum Target Transaction ROE of 15%. In the event that the Actual Average Transaction ROE is less than the Target Transaction ROE for any year, then percentage growth in ABV per share for such year is reduced by an amount equal to ½ the excess of the Target Transaction ROE (expressed as a percentage) over the Actual Average Transaction ROE (expressed as a percentage), subject to a maximum reduction of 2%. The Transaction ROE modifier was intended to motivate management to use the Company’s capital prudently in building ABV per share. The HR Committee concluded that 9% over the Company’s insurance company investment portfolio yield represented a reasonable target for aggregate transaction returns under the Company’s internal capital model based upon the historical performance of the Company and its industry peers.

Amounts of the Bonus Pool in respect of any year, determined as provided above, that are not distributed to employees for that year are credited, but not accrued for accounting purposes, to a “Rainy Day Fund” that will be available in subsequent years to fund bonus payments to employees in excess of the Bonus Pool determined as provided above, provided that the Rainy Day Fund may not exceed an amount equal to $25 million, adjusted to reflect increases in the Consumer Price Index from and after January 1, 2005. The Rainy Day Fund concept was employed to allow management to “save” Bonus Pool allocations for future years when the formula dictates a reduced Bonus Pool although staff retention and other considerations might support larger bonuses than the formula would dictate. At December 31, 2006, the Rainy Day Fund balance was approximately $26.8 million. Neither the Rainy Day Fund nor the guideline Bonus Pool, however, provides any entitlement to employees, since the HR Committee retains full discretion to award or decline to award bonuses, subject, in the case of the Chief Executive Officer and the President, to provisions of their employment agreements with the Company. To date, the Rainy Day Fund has not been used to supplement the guideline Bonus Pool for any year.

In January 2006, the HR Committee decided that determinations under the Bonus Pool Guideline would be made in accordance with IFRS rather than GAAP, subject to the HR Committee’s obligation to make adjustments to reflect a change in, or a change in the interpretation or application by the Company of, such accounting principles to preserve the value of the Bonus Pool consistent with the intent that such value should reflect true economic financial performance of the Company, with any such adjustment determined by the HR Committee (or, if any director shall object to any such adjustment, by the Board of Directors of the Company). IFRS was chosen in order to better align the interests of employees with the interests of the Company’s principal shareholder (Dexia), whose accounts are maintained under IFRS.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Section 404”) provides that if the Company must prepare an accounting restatement due to the Company’s material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, the principal executive and financial officers must reimburse the Company for any bonus or other incentive-based or equity-based compensation received from the Company during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying the financial reporting requirement, and any profits realized from the sale of securities of the Company during that 12-month period. The Company does not have any other express policy regarding the adjustment or recovery of bonuses if the relevant Company performance measures upon which the guideline Bonus Pool is based are restated or otherwise adjusted following the bonus payment date in a manner that would reduce the size of the guideline Bonus Pool.

Performance Share Units

The 2004 Equity Plan provides for awards of performance share units, which represent awards of both performance shares and shares of Dexia restricted stock. The Company has employed performance shares as its principal form of equity compensation since implementation by the Company of its 1993 Equity Participation Plan (the “1993 Equity Plan”) in connection with its 1994 initial public offering. In 2004, the Company adopted the 2004 Equity Plan to replace the 1993 Equity Plan and ceased making further awards under the 1993 Equity Plan. The 2004 Equity Plan adds Dexia restricted stock as a component of equity awards in order to further align the interests of the Company’s employees with its parent, and to give Company employees a greater sense of membership in the Dexia group. The 2004 Equity Plan also provides that book value measurements employed in valuing performance shares are determined in accordance with IFRS, whereas valuations under the 1993 Equity Plan are in accordance with GAAP. Again, IFRS was chosen in order to better align the interests of employees with the interests of the Company’s parent, whose accounts are maintained under IFRS. Performance share units awarded under the 2004 Equity Plan are comprised 90% of performance shares and 10% of Dexia restricted stock. Specifically, in order to determine the number of shares of Dexia restricted stock allocable to an award of performance shares units, the recipient receives the number of Dexia shares that can be purchased (at a purchase price per share historically equal to the average cost in dollars paid by the Company to acquire such shares) with the proceeds of 10% of the units, with each unit given the value of one outstanding share of the Company’s common stock valued as of the preceding year-end as described below with respect to performance shares. Historically, performance share units have been awarded to Company employees no more frequently than once per calendar year.

Performance Shares.   Performance shares are designed to provide recipients with an interest in the growth in value of the Company’s shares during specified performance cycles. Performance shares have generally been awarded on the basis of two sequential three-year performance cycles, with 1/3 of each award allocated to the first cycle and 2/3 of each award allocated to the second cycle. For example, an award of 300 performance shares made in 2007 represents 100 performance shares allocated to the 2007/2008/2009 performance cycle and 200 performance shares allocated to the 2008/2009/2010 performance cycle. The length of the cycles are intended to provide employees with a “longer term” view of the Company’s financial performance and to provide the Company with retentive value insofar as employees generally forfeit performance share awards should they voluntarily terminate employment with the Company prior to the completion of the related performance cycle.

Each performance share represents a right to receive up to two shares of the Company’s common stock (or the cash value thereof), with the actual number of common shares receivable determined on the basis of the increase in ABV and book value per share over a specified performance cycle. The performance shares were designed to provide less compensation to participants than stock options if the Company performs poorly and more compensation to participants if the Company performs well. In particular, the performance shares were designed to have no value if the Company fails to generate growth in “value” per share in excess of 7%, which at the time of initial program implementation was a proxy for the risk-free yield on treasury securities. The actual dollar value received by a holder of performance shares, in general, varies in accordance with the annualized rate of ABV growth and book value growth per share (the “Internal Rate of Return” or “IRR”) of the Company’s common stock during an applicable “performance cycle” and the value of common stock at the time of payout of such performance shares.

For purposes of the foregoing, ABV per share and book value per share are adjusted to exclude the after-tax change in accumulated “other comprehensive income” and any mark-to-market adjustments on investment grade CDS and economic interest rate hedges. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company’s investment portfolio. Specifically,

•       if the IRR is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle;

•       if the IRR is 13% per annum for any performance cycle, a number of shares of common stock equal to the number of performance shares will be earned for the performance cycle; and

•       if the IRR is 19% per annum or higher for any performance cycle, a number of shares of common stock equal to two times the number of performance shares will be earned for the performance cycle.

If the IRR is between 7% and 19%, the payout percentage is interpolated. The median IRR allowing for a 100% payout was set at 13%, which was considered reasonably acceptable Company performance.

So long as the Company’s common stock is not publicly traded, the Company expects to pay its performance shares in cash rather than stock, with shares under the 1993 Equity Plan and the 2004 Equity Plan valued at the greater of (1) the average of (a) 1.15 times ABV per share and (b) 14 times “operating earnings” per share (each such term as defined in the respective Equity Plans) and (2) 0.85 times ABV per share. The 1.15 times ABV and 14 times operating earnings multiples were based upon the multiples of ABV and operating earnings prevailing in the marketplace for the Company’s industry peers when Dexia acquired the Company in 2000, representing a discount to the multiples (1.4676 times ABV and 17 times operating earnings) paid by Dexia when it acquired the Company in 2000. The 0.85 ABV floor in share value was intended to reflect a minimum value for shares in the face of an adverse earnings environment. At December 31, 2006, the estimated present value of one performance share at a 100% payout was $145.61 per share under the 1993 Equity Plan and $149.57 per share under the 2004 Equity Plan. In the case of performance shares awarded under the 1993 Equity Plan, holders of performance shares were entitled at the time of grant to elect to have their performance shares valued at the time of payout either including or excluding unrealized gains and losses in the Company’s investment portfolio. In the case of performance shares awarded under the 2004 Equity Plan, performance shares exclude unrealized gains and losses in the Company’s investment portfolio. This modification was made because unrealized gains and losses in the Company’s investment portfolio are only influenced by a few Company employees.

Performance shares awarded under the 1993 Equity Plan entitle the holder to additional performance shares equal in number to the number of shares of the Company’s common stock having a value equal to any dividends paid on the Company’s common stock during the applicable performance cycle.

Except as otherwise provided in the employment agreements described below, performance shares (i) are generally forfeited in the event of a voluntary termination of employment prior to completion of the performance cycle; (ii) vest pro-rata in the event of termination without cause or retirement; and (iii) vest fully in the event of death, disability or, in the case of awards under the 1993 Equity Plan, absent a continuation of the Equity Plan by the Board of Directors of the Company, a change in control.

Since the inception of the 2004 Equity Plan, up to 3,300,000 shares of common stock have been available for distribution in respect of performance shares. Such shares may be newly issued shares, treasury shares or shares purchased in the open market. If performance shares awarded under the 2004 Equity Plan are forfeited, the shares allocated to such awards are again available for distribution in connection with future awards under the Plan.

Except as provided by SOX Section 404, the Company does not have any express policy regarding the adjustment or recovery of performance share payouts if the relevant Company performance measures upon which they are based are restated or otherwise adjusted following the payment date in a manner that would reduce the amount of a performance share payout.

Dexia Restricted Stock.   Shares of Dexia restricted stock awarded under the 2004 Equity Plan represent ordinary shares of Dexia, including the right to receive dividends thereon. Dexia restricted stock associated with a performance share unit award is allocated (i) 1/3 to a 2.5-year vesting period and 3-year restricted period and (ii) 2/3 to a 3.5-year vesting period and 4-year restricted period. Except as otherwise provided in the employment agreements described below, unvested Dexia restricted stock (i) is generally forfeited in the event of a voluntary termination of employment prior to completion of the performance cycle; (ii) vests pro-rata in the event of termination without cause or eligibility for retirement (generally at age 55); and (iii) vests in the event of death or disability. The restricted period (during which Dexia restricted stock may not be traded) lapses six months after vesting. Short sales of Dexia stock by any Company employee are prohibited as a matter of corporate policy, absent prior approval of the Company’s Executive Management Committee.

Benefit Plans and Programs

Benefit plans and programs generally available at the Company for all full time U.S. resident employees are, for the most part, customary in nature, and include:

•       medical, prescription drug and dental plans;

•       a qualified defined contribution “money purchase pension plan” (the “Pension Plan”) with an annual contribution by the Company equal to 9% of prior year salary and bonus, subject to a salary/bonus cap provided under the Internal Revenue Code;

•       a cash or deferred (“401(k)”) plan, that does not include Company contributions, allowing pre-tax employee contributions up to limits provided under the Internal Revenue Code;

•       a flexible spending plan (the “Flex Plan”) allowing employees to pay certain medical, dependent care, mass transit and parking expenses with pre-tax dollars;

•       a severance plan;

•       life insurance coverage (the “Life Insurance Program”) in the amount of two times annual salary up to a limit of $500,000;

•       a program (the “Travel Incentive Program”) under which employees share a portion of the savings from flying a lower class or less expensive flight pattern than allowed under the Company’s travel policy or for using non-refundable tickets;

•       an optional retiree medical program under which Company retirees are entitled to participate in the Company’s medical plan following retirement provided that they pay the full cost plus a 5% administrative fee to the Company;

•       $65 per month of “transit cheks” for commutation expenses (the “Transit Chek Program”);

•       reimbursement of up to $400 per annum for health club expenses (the “Health Club Program”);

•       a matching gift program for gifts to qualifying charities of up to $20,000 per annum in the aggregate (the “Matching Gift Program”); and

•       customary vacation, leave of absence, bereavement and similar policies.

The Company also maintains “top hat” plans, which are unfunded and unsecured non-qualified plans restricted under the tax laws to a limited number of highly compensated employees, and consist of (i) supplemental executive retirement plans (each, a “SERP”) under which the Company makes an annual contribution equal to 9% of prior year salary and bonus in excess of the money purchase plan salary/bonus cap (but disregarding salary/bonus in excess of $1 million) payable upon termination of employment unless deferred by the employee, with such contributed amounts generally credited with returns on mutual funds or securities selected by the participants and “match funded” by the Company and (ii) deferred compensation plans (each, a “DCP”) under which participants are entitled to defer receipt (generally for a minimum deferral period of three years) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and “match funded” by the Company. The Company maintains two SERPs and two DCPs due to tax law changes adopted in 2004 under Section 409A of the Internal Revenue Code with respect to “deferred compensation arrangements.”  The Company adopted a new SERP and new DCP in 2004 conforming with the new tax law requirements to receive all new contributions, while the pre-existing SERP and DCP were “grandfathered” under the pre-existing tax law but were closed to further contributions. As described in more detail below, the Company maintains a separate severance plan for members of its Executive Management Committee and has employment agreements providing severance arrangements for its two most senior executive officers.

Different benefit plans and programs may apply to Company employees who are not United States residents.

Dexia Employee Share Plans

Company employees are entitled to participate in Employee Share Plans sponsored and funded by Dexia S.A. Under the Dexia Employee Share Plans, Company employees are generally entitled to invest up to 25% of their prior year compensation (comprised primarily of salary, bonus and performance share payout for such year) in Dexia shares subject to a 5-year minimum investment period (with specified rights to withdraw funds in the event of termination of employment or special circumstances). The investment alternatives include (i) a “classic option” under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code, which was $21,250 for 2006); and (ii) leveraged options, under which employees may purchase Dexia shares at a 20% discount employing 90% leverage pursuant to which (a) the discount, dividends and a portion of any profits from the investment are allocated to the lender, and (b) the employee receives (i) a guaranteed return of the dollars invested and (ii) either (depending on which option the employee has elected) (A) a multiple (9.5 times for shares purchased in 2006) of the Dexia share appreciation over the initial non-discounted purchase price in euros over the five-year term (the “Standard Leveraged Option”); (B) a multiple (11 times for shares purchased in 2006) of the average monthly increase in Dexia share price over the initial non-discounted purchase price in euros over 52 months of the five-year term (the “Average Leveraged Option”); and (C) a multiple (5 times for shares purchased in 2006) of the sum of the annual gains in Dexia share price during each year of the 5-year term (the “Click Leveraged Option”).

Employment Agreements and Arrangements

Each of Messrs. Cochran and McCarthy entered into four-year employment agreements with the Company effective with the July 2000 acquisition of the Company by Dexia. Upon expiration of these initial agreements, each of Messrs Cochran and McCarthy entered into similar employment agreements with the Company effective July 5, 2004, which agreements were amended January 1, 2005 to address provisions of Section 409A of the Internal Revenue Code applicable to severance and other deferred compensation arrangements. Each of the employment agreements generally guarantees continuation of compensation and benefits through December 31, 2007, and provides for renewals and extensions of their initial term for two-year terms, subject to notice of termination from either party at least six months prior to the end of the expiring term. At any point after the initial term has expired, Mr. Cochran may elect to become Non-Executive Chairman of the Company for the remainder of the term and any extensions.

Under the agreements, compensation consists of:

•       base salary at the annual rate in effect immediately prior to the agreement, subject to increase at the Board’s discretion;

•       annual bonus equal to a minimum percentage of a “bonus pool” determined pursuant to formulae from time to time determined by the HR Committee; and

•       annual awards of performance shares under the 1993 Equity Plan and the 2004 Equity Plan (together, the “Equity Plans”), having an estimated economic value at least equal to the employee’s 2004 performance share award.

Their employment agreements provide that Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.0% and 4.0%, respectively, of the Company’s annual bonus pool. The employment agreements provide that an additional 2.0% of the annual bonus pool will be allocated among those two executive officers as determined by the HR Committee.

For a discussion of the terms of the employment agreements relating to payments to Messrs. Cochran and McCarthy at, following or in connection with any termination of employment with the Company, retirement or change in control of the Company, see “—Potential Payments Upon Termination of Employment, Retirement or Change-in-Control.”

Tax and Accounting Considerations Bearing on the Company’s Compensation Program

The Company designed performance shares so that the cost to the Company is fully expensed, based upon the principal that fully expensed compensation properly reflects the financial performance of the Company, while noting that such treatment puts the Company at a disadvantage in comparing its financial results to those of its industry peers that employ stock options or other equity compensation that is not fully expensed. The Company designed Dexia restricted stock awarded under the 2004 Equity Plan to qualify as equity (as opposed to liability) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”). The Company is not subject to Section 162(m) of the Internal Revenue Code, which limits the deductibility of non-performance based compensation paid to executives of corporations having common equity securities required to be registered under Section 12 of the Exchange Act. The Company’s various benefit programs described above are intended to comply with applicable tax requirements, including Section 409A of the Internal Revenue Code governing deferred compensation arrangements.

The Company’s 2006 Compensation Process

The HR Committee determines the compensation of the Chief Executive Officer and the Chief Operating Officer and reviews and approves management’s compensation recommendations for other employees of the Company. The Committee is comprised of Messrs. Downey (Chairman), Cochran, Deletré, Miller and Taylor. Mr. Cochran recuses himself from HR Committee deliberations concerning his own compensation.

In 2006, the HR Committee engaged Johnson Associates, Inc. (“Johnson Associates”), independent compensation consultants, to review market compensation levels. Johnson Associates prepared a report reviewed by the HR Committee in November 2006. The report was intended as background prior to consideration of 2006 bonuses, 2007 salaries and 2007 performance share unit awards under the 2004 Equity Plan. At its November 2006 meeting, the HR Committee also reviewed management’s estimate of (i) the 2006 Bonus Pool determined pursuant to the Bonus Pool guideline described above; (ii) the valuation of performance shares issued under the 1993 Equity Plan to be paid out in the first quarter of 2007 related to performance cycles ending December 31, 2006; (iii) 2007 salaries; and (iv) 2007 performance share unit awards under the 2004 Equity Plan.

The Company’s Executive Management Committee (comprised of Messrs. Cochran, McCarthy, Stern, Brewer and Simon) serves as management’s compensation committee. During the fourth quarter of 2006, managers within the Company prepared compensation recommendations of 2006 bonuses, 2007 salaries and 2007 performance share unit awards for employees under their supervision, in what management characterizes as a “bottom-up” compensation process, with initial compensation recommendations originating from lower levels of management. The compensation recommendations provided by managers took into account an estimated 2006 guideline Bonus Pool, which at the time indicated an increase in the guideline Bonus Pool compared with the prior year, counterbalanced by increased dollar compensation requirements for the Company’s foreign employees attributable to the decline in the exchange rate for the U.S. dollar against the British pound sterling and the euro. The Executive Management Committee reviewed the managers’ recommendations and, in turn, prepared compensation recommendations of 2006 bonuses, 2007 salaries and 2007 performance share unit awards for all Company employees other than members of the Executive Management Committee. These recommendations, along with a review prepared by management of the Company’s performance in 2006, were reviewed by the HR Committee at its January 2007 meeting at which 2006 bonuses, 2007 salaries and 2007 performance share unit awards were approved for all Company employees other than members of the Executive Management Committee.

At its February 2007 meeting, the HR Committee was provided with (i) a 2006 financial guaranty industry profile prepared by management setting forth comparative financial performance data for the six largest financial guaranty insurers, (ii) the range of salary, bonus and performance share unit awards payable under the Company’s employment agreements with the Chief Executive Officer and Chief Operating Officer and (iii) the Chief Executive Officer’s recommendation of compensation for the other members of the Company’s Executive Management Committee (the General Counsel, the Chief Risk Management Officer and the Chief Financial Officer). On the basis of the foregoing information and the compensation consultant’s reports described below, the HR Committee approved 2006 bonuses, 2007 salaries and 2007 performance share unit awards for Executive Management Committee members.

The Compensation Consultant’s Reports

At its November 2006 meeting, the HR Committee reviewed a “2006 Broad Competitive Market Update” provided by Johnson Associates (the “November Report”). The objective of the November Report was to provide the HR Committee a high level update to be followed by more detailed market compensation analysis and recommendations for consideration by the HR Committee at its January 2007 and February 2007 meetings at which actual compensation decisions were made. The November Report noted:

•       overall 2006 incentive funding (cash bonus and equity long-term awards) was expected to increase in the 10% range for financial guarantors and in the 15% to 20% range for investment banks;

•       strong hiring trends in the financial guaranty sector were expected to accelerate, with increased retention and recruitment issues to be faced by the Company and its industry peers;

•       the Company’s 2006 projected incentive compensation increases were below those of its industry peers;

•       little change in  2006 equity awards was expected among industry peers, with the general move away from stock options towards restricted stock having stabilized; and

•       compensation program design changes were not anticipated at the Company’s industry peers.

The November Report included comparative compensation data for the top five named executive officers for eight corporations in the comparative group, as well as comparative data by function for the chief executive officer, general counsel and chief financial officer. The comparative group was comprised of Ambac Financial Group Inc.; Assured Guaranty Ltd.; MBIA Inc.; MGIC Investment Corporation; PMI Group Inc.; Radian Group Inc.; Security Capital Assurance Ltd.; and XL Capital Ltd. The scope of the comparative group was limited because data was not publicly available with respect to certain industry participants. The Company competes for talent with other financial guaranty insurers, as well as with investment banks and commercial banks that generally provide higher compensation but less job security than financial guaranty insurers.

At its January 2007 meeting, the HR Committee reviewed a “2006 Competitive Market Analysis” prepared by Johnson Associates (the “January Report”). The objective of the January Report was to provide more detailed market compensation analysis and recommendations than provided in the November Report. The January Report noted:

•       The Company’s proposed 3% increase in combined incentive spending was below the projected market increase of 10%.

•       The Company’s proposed professional staff total compensation positioning was just above the 50th percentile of the estimated 2006 comparative group.

•       The Company’s competitive positioning had declined somewhat over the past few years.

•       The Company’s mix of equity versus cash compensation was slightly higher than the market’s.

At its January 2007 meeting, the HR Committee also reviewed the following materials prepared by Johnson Associates at the request of the HR Committee:

•       an historical analysis of the actual value of stock option awards made to senior executives of industry peers based on stock prices compared to the actual value of performance share awards made to senior executives of the Company based on payout values; and

•       a “Top 10 Market Analysis” comparing the compensation of the Company’s top ten most highly compensated employees to a broad market and to a narrower defined comparative group.

At its February 2007 meeting, the HR Committee reviewed the following materials prepared by Johnson Associates at the request of the HR Committee:

•       a “2005 Competitor Proxy Analysis” setting forth compensation information for the industry peer group for the five most highly compensated executives and for the chief executive officer, general counsel and chief financial officer;

•       a “Competitive Long Term Gains Analysis 2001-2005” comparing the value at grant of 2001-2005 restricted stock, stock options and long term incentive plan awards to the appreciated value actually realized or currently projected for the industry peer group for the chief executive officer and the number two most highly compensated executive officer;

•       a “Long-Term Grants Analysis 2001-2005”  illustrating long-term values as compared to realized and unrealized gains from 2001-2005 for the industry peer group for the chief executive officer and the number two most highly compensated executive officer; and

•       a “Top 10 Market Analysis” comparing the compensation of the Company’s top ten most highly compensated employees to a broad market and to a narrower defined comparative group.

The materials provided by Johnson Associates supported the HR Committee’s conclusions that the compensation awarded to the named executive officers at the HR Committee’s February 2007 meeting was reasonable compared with those of industry peers and the broader comparative group, taking into account the 2006 financial performance of the Company and the tenure and experience of the Company’s officers. The comparative data reviewed by the Committee addressed the difficulty of comparing the value of performance shares awarded by the Company to stock options awarded by the Company’s industry peers, noting the disparities in valuing stock options for compensation and financial reporting purposes and the arbitrary compensatory elements of stock option programs during periods of volatile stock performance.

HR Committee Report

The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the HR Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Robert N. Downey (Chairman)
Robert P. Cochran
Bruno Deletré
Axel Miller
Roger K. Taylor

Summary Compensation Table

The table below sets forth a summary of all compensation paid to the chief executive officer, the principal financial officer and the three most highly compensated other executive officers of the Company, in each case for services rendered in all capacities to the Company for the year ended December 31, 2006.

2006 Summary Compensation Table(1)

Name and Principal Position	Year	Salary	Bonus(2)	Stock Awards(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)		Total(7)
Robert P. Cochran	2006	$500,000	$3,300,000	$6,721,121	$491,881	$357,889	(6)	$10,879,010
Chairman of the Board and
Chief Executive Officer
Séan W. McCarthy	2006	330,000	3,000,000	4,773,490	150,380	116,162		8,219,652
President and
Chief Operating Officer
Bruce E. Stern	2006	260,000	900,000	1,738,733	—	99,419		2,998,152
Managing Director, General
Counsel and Secretary
Russell B. Brewer II	2006	260,000	900,000	1,738,733	—	99,419		2,998,152
Managing Director and
Chief Underwriting Officer
Joseph W. Simon	2006	260,000	900,000	1,255,879	—	98,895		2,514,774
Managing Director and
Chief Financial Officer

(1)             Annual compensation for each year includes amounts deferred under the DCPs or paid into the Company’s 401(k) plan or Flex Plan.

(2)             The bonus set forth for the specified year was paid to the named executive officer in February of the subsequent year.

(3)             The amount under this column reflects the expense reported by the Company in the specified year under SFAS 123-R with respect to performance shares and Dexia restricted stock awarded under the Equity Plans in 2006, 2005, 2004 and 2003, except that (a) estimates of forfeiture related to service-based vesting provisions have not been taken into account in calculating such dollar amounts and (b) for purposes of determining the amount of compensation reflected for pre-2006 awards, the “modified prospective transition method” under SFAS 123-R was employed. No awards of restricted stock of the Company or options were made to any of the executives named in the table during the period covered by the table. Amounts included under this column were attributable to performance shares and Dexia restricted stock as set forth below:

Name	Performance Share Compensation	Dexia Restricted Stock Compensation
Robert P. Cochran	$6,427,750	$293,371
Séan W. McCarthy	4,557,777	215,713
Bruce E. Stern	1,661,075	77,658
Russell B. Brewer II	1,661,075	77,658
Joseph W. Simon	1,182,648	73,231

(4)             The amount under this column reflects the excess, if any, of (a) income on Company common stock acquired under the Director Share Purchase Program described below and credited by the Company to participants under the DCPs and SERPs over (b) a market rate of interest identified by the Internal Revenue Service as a proxy for the rate the Company would be paying to a lender if the Company had paid out the deferred compensation up front and did not have the use of funds, equal to 120% of the federal rate with compounding prescribed under Section 1274(d) of the Internal Revenue Code (5.88% for 2006) (the “Proxy Market Rate”). This column does not include earnings on publicly traded securities and mutual funds credited by the Company to participants under the DCPs and SERPs. The Company currently match funds substantially all phantom investments (other than money market fund investments) made by participants in the DCPs and SERPs. Investment alternatives under the DCPs include mutual funds, shares of individual companies and, in the case of director participants, shares under the Director Share Purchase Program described below. Since the Company match funds substantially all phantom investments under the DCPs and SERPs, the principal costs associated with these plans (in addition to the amounts actually contributed by the Company under the SERPs) come from (i) the delay in recognition by the Company of compensation expense for the deferred amounts and (ii) the recognition of gains on matched investments if and when realized by the Company prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Reference is made to “—Nonqualified Deferred Compensation,” below, for a list of the mutual funds and stock benchmarks under the DCPs and SERPs and their respective 2006 rates of return. The dollar amounts under this column do not include earnings under the SERPs, which qualify as “excess benefit plans” under Rule 16(b)-3(b)(2) of the Exchange Act, except insofar as SERP investments are in Company common stock under the Director Share Purchase Program. The dollar amounts under this column are not included in determining amounts under the “total” compensation column.

(5)             All Other Compensation includes the contributions by the Company to the Pension Plan and SERPs set forth below:

Name	Pension Plan	SERPs
Robert P. Cochran	$19,800	$70,200
Séan W. McCarthy	19,800	70,200
Bruce E. Stern	19,800	70,200
Russell B. Brewer II	19,800	70,200
Joseph W. Simon	19,800	70,200

Pension Plan and SERP amounts shown were accrued during 2006 and paid in February of 2007. The Pension Plan provides for a Company funded contribution equal to 9% of cash compensation (salary and bonus) up to the compensation limit specified by the Internal Revenue Service. The SERPs provide for an unfunded Company contribution equal to 9% of cash compensation over and above the Pension Plan compensation limit but limited to $1 million of compensation. The Pension Plan and SERPs provide for vesting of contributions over a six-year employment period, after which all subsequent contributions are 100% vested. Given the tenure with the Company of the named executive officers, all contributions to the Pension Plan and SERPs on behalf of the named executive officers are fully vested when made, except in the case of Mr. Simon, who was 60% vested in April 2006 and will be 100% vested in April 2008.

All other compensation includes dividends on unvested shares of Dexia restricted stock paid (without adjustment for withholding taxes) by Dexia during 2006 in the amounts set forth below:

Name	Dollar Value of Dividends
Robert P. Cochran	$26,930
Séan W. McCarthy	26,162
Bruce E. Stern	9,419
Russell B. Brewer II	9,419
Joseph W. Simon	8,895

All other compensation does not include the dollar value of the Company’s Travel Incentive Program, Transit Chek Program, Health Club Program or group life, health, hospitalization and medical reimbursement plans that do not discriminate in scope, terms or operation in favor of the named executive officers and that are available generally to all salaried employees. All other compensation also does not include payments contributed under the Company’s Matching Gift Program. Neither Mr. Cochran nor Mr. McCarthy receive additional compensation for their services as directors of the Company, although such service entitles them to participate in the Director Share Purchase Program described below.

(6)             All other compensation for Mr. Cochran includes the excess of (a) realized and unrealized gains on common stock of the Company, purchased through the Director Share Purchase Program (and not owned under the DCPs or SERPs), over (b) the Proxy Market Rate of 5.88%, which was $240,959 for 2006. For a discussion of the Director Share Purchase Program, see “—Compensation of Directors—Director Share Purchase Program,” below.

(7)             Total compensation does not include nonqualified deferred compensation earnings.

Performance shares generally vest upon completion of the related 3-year performance cycle. The dollar value of performance share awards reported in the Summary Compensation Table vest as follows, absent termination of employment, death, retirement or change in control without a plan continuation:

Name	2006	2007	2008
Robert P. Cochran	$2,909,760	$2,013,487	$1,504,503
Séan W. McCarthy	1,986,263	1,465,261	1,106,253
Bruce E. Stern	751,619	511,206	398,250
Russell B. Brewer II	751,619	511,206	398,250
Joseph W. Simon	429,418	384,479	368,751

Generally, one third of a Dexia restricted stock award vests after 2.5 years and two thirds vests after 3.5 years, with transfer restrictions lapsing six months after the vesting date. The 2004 Equity Plan provides that, when a participant becomes eligible for retirement at age 55, shares of Dexia restricted stock vest thereafter to the extent the shares would have vested had the employee actually retired. Mr. Cochran is the only named executive officer above the age of 55. The dollar value of Dexia restricted stock reported in the Summary Compensation Table for Messrs. Cochran, McCarthy, Stern, Brewer and Simon have vested or will vest as follows, absent termination of employment, death or retirement:

Name	2006	2007	2008	2009
Robert P. Cochran	$293,371	$—	$—	$—
Séan W. McCarthy	—	36,923	108,827	69,963
Bruce E. Stern	—	13,292	39,178	25,188
Russell B. Brewer II	—	13,292	39,178	25,188
Joseph W. Simon	—	11,817	36,226	25,188

Discussion of 2006 Compensation for the Named Executive Officers

Set forth below is a discussion of the 2006 bonuses, 2007 salaries and 2007 performance share unit awards for the named executive officers. The 2006 compensation of the Chief Executive Officer and the President was determined with reference to their entitlements under their employment agreements with the Company. The compensation of the General Counsel, Chief Risk Management Officer and Chief

Financial Officer was determined with a premise that these senior officers are partners in the enterprise and should share similarly in the overall enterprise profits or losses, consistent with the overall compensation changes for other employees of the Company. The Company’s “bottom-up” compensation process was conducted during the fourth quarter of 2006, and was premised upon an expectation that the 2006 guideline Bonus Pool would be substantially unchanged from the bonus pool distributed in 2005. Although better than expected fourth quarter 2006 financial performance resulted in a 2006 guideline Bonus Pool substantially larger than the bonus pool distributed in 2005, management elected to exercise restraint and forgo distribution of the increased bonus pool for 2006. Accordingly, the Chief Executive Officer also generally recommended 2006 bonuses unchanged as compared with those of the prior year for Executive Management Committee members. The HR Committee of the Board of Directors accepted management’s recommendation.

2007 Salaries

The named executive officers received salary increases for 2007 in the range of 0 to 4%, primarily representing cost of living adjustments.

Chief Executive Officer.   The 2007 salary for the Company’s Chief Executive Officer was set at $500,000, unchanged from his 2006 salary. The Chief Executive Officer’s salary was left unchanged at his own request, given the flat over-all year-over-year compensation increases for employees of the Company as a whole. Under his employment agreement with the Company, Mr. Cochran is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($490,000), subject to increase at the Board’s discretion.

Chief Operating Officer.   The 2007 salary for the Company’s Chief Operating Officer was set at $340,000 compared to a 2006 salary of $330,000. The salary increase primarily represents a cost of living adjustment. Under his employment agreement with the Company, Mr. McCarthy is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($300,000), subject to increase at the Board’s discretion.

General Counsel, Chief Risk Management Officer and Chief Financial Officer.   The 2007 salaries for the Company’s General Counsel, Chief Risk Management Officer and Chief Financial Officer were set at $270,000 compared to 2006 salaries of $260,000. The salary increases primarily represent cost of living adjustments.

2006 Cash Bonuses

At its November 2006 meeting, the HR Committee left the Specified Percentage for the guideline Bonus Pool unchanged at 11.25%. The effect of the 2006 target Bonus Pool was to require substantial 2006 ABV growth with a satisfactory Actual Average Transaction ROE to maintain the Bonus Pool at the level paid in the prior year. As a result of 2006 performance, the 2006 Bonus Pool determined by the Bonus Pool guideline was $61.4 million, of which $57.3 million was distributed, compared to the 2005 bonus pool formula amount of $55.5 million, of which $55.2 million was distributed.  The Chief Executive Officer recommended no increase in 2006 bonuses for members of the Executive Management Committee despite better than expected 2006 performance, in keeping with 2006 bonus levels in general for other Company employees, which were determined in advance of better than anticipated financial performance by the Company in the fourth quarter of 2006.

Chief Executive Officer.   The 2006 bonus for the Company’s Chief Executive Officer was set at $3,300,000, unchanged from his 2005 bonus. Under his employment agreement with the Company, Mr. Cochran is entitled to receive an annual cash bonus equal to at least 5.0% of the Company’s annual bonus pool ($3,071,950) plus an additional 2.0% of the annual bonus pool ($1,228,790) is to be allocated between Mr. Cochran and Mr. McCarthy as determined by the HR Committee. Mr. Cochran declined any increase in his 2006 bonus in view of the flat over-all year-over-year bonus increases for other employees of the Company, notwithstanding his entitlement to a greater amount under his employment agreement with the Company.

Chief Operating Officer.   The 2006 bonus for the Company’s Chief Operating Officer was set at $3,000,000, unchanged from his 2005 bonus. Under his employment agreement with the Company, Mr. McCarthy is entitled to receive an annual cash bonus equal to at least 4.0% of the Company’s annual bonus pool ($2,457,560) plus an additional 2.0% of the annual bonus pool ($1,228,790) is to be allocated between Mr. Cochran and Mr. McCarthy as determined by the HR Committee.

General Counsel, Chief Risk Management Officer and Chief Financial Officer.   The 2006 bonus for the Company’s General Counsel, Chief Risk Management Officer and Chief Financial Officer was set at $900,000 each. The bonuses for the General Counsel and Chief Risk Management Officer were unchanged from their 2005 bonuses. The bonus for the Chief Financial Officer was increased from $800,000 in 2005, raising the Chief Financial Officer’s bonus to the level of the General Counsel and Chief Risk Management Officer in recognition of their equal stature as Executive Management Committee members.

2007 Performance Share Unit Awards

As in prior years, the named executive officers were awarded performance share units by the HR Committee in February 2007.

Chief Executive Officer.   The 2007 performance share unit award for the Company’s Chief Executive Officer was 34,000 performance share units, unchanged from his 2006 award. Under his employment agreement with the Company, Mr. Cochran is entitled to receive annual performance share unit awards having an estimated economic value at least equal to his 2004 performance share award of 40,000 performance shares. For purposes of the foregoing, Mr. Cochran’s 2004 performance share award of 40,000 performance shares was deemed to have a dollar value of $4,388,400 based upon the December 31, 2003 estimated present value of one performance share at a 100% payout of $109.71, which equates to approximately 29,340 2007 performance share units based upon the December 31, 2006 estimated present value of one performance share at a 100% payout (and associated Dexia restricted stock at fair market value of $29.80 per share). The HR Committee determined to leave the Chief Executive Officer’s 2007 performance share unit award unchanged for the 2006 award in recognition of the overall performance of the Company for 2006, comparative compensation data for industry peers and counterbalancing in part the lack of any increase in his 2006 bonus from the previous year’s level, recognizing that the 2007 performance share unit award was higher than the entitlement under his employment agreement with the Company.

Chief Operating Officer.   The 2007 performance share unit award for the Company’s Chief Operating Officer was 26,000 performance share units, compared to 25,000 performance share units awarded the previous year. Under his employment agreement with the Company, Mr. McCarthy is entitled to receive annual performance share unit awards having an estimated economic value at least equal to his 2004 performance share award of 29,000 performance shares. For purposes of the foregoing, Mr. McCarthy’s 2004 performance share award of 29,000 performance shares was deemed to have a dollar value of $3,181,590 based upon the December 31, 2003 estimated present value of one performance share at a 100% payout of $109.71, which equates to approximately 21,271 2007 performance share units based upon the December 31, 2006 estimated present value of one performance share at a 100% payout (and associated Dexia restricted stock at market value of $29.80 per share). The HR Committee determined to increase the Chief Operating Officer’s 2007 performance share unit award from the prior year award amount based upon the compensation recommendation of the Chief Executive Officer, and in recognition of the overall performance of the Company for 2006, comparative compensation data for industry peers and counterbalancing in part the lack of any increase in his 2006 bonus from the previous year’s level, recognizing that the 2007 performance share unit award was higher than the entitlement under his employment agreement with the Company.

General Counsel, Chief Risk Management Officer and Chief Financial Officer.   The 2007 performance share unit awards for the Company’s General Counsel, Chief Risk Management Officer and Chief Financial Officer were 9,000 performance share units each, unchanged from their 2006 awards. The HR Committee accepted the Chief Executive Officer’s recommendation to leave the 2007 performance share unit awards unchanged from the prior year’s awards in light of the Company’s overall 2006 financial performance modestly exceeding budget, comparative compensation data from industry peers and consistent with the partnership compensation methodology for the General Counsel, Chief Risk Management Officer and Chief Financial Officer.

Grants of Plan-Based Awards for 2006

The table set forth below provides information with respect to performance share unit awards (comprised of performance shares and Dexia restricted stock) under the 2004 Equity Plan to the named executive officers, in each case for the year ended December 31, 2006 (which awards were made in February 2007).

Grants of Plan-Based Awards for 2006

	Grant	Number of Performance Share	Number of Performance	Estimated Future Payouts of Performance Shares Under Equity Incentive Plan Awards			All Other Stock Awards-# of Shares of Stock or	Full Grant Date Fair
Name	Date	Units(1)	Shares(2)	Threshold (3)	Target(4)	Maximum(5)	Units(6)	Value(7)
Robert P. Cochran	2/14/07	34,000	30,600	$0	$4,576,842	$9,153,684	17,065	$5,085,380
Séan W. McCarthy	2/14/07	26,000	23,400	0	3,499,938	6,999,876	13,050	3,888,820
Bruce E. Stern	2/14/07	9,000	8,100	0	1,211,517	2,423,034	4,517	1,346,130
Russell B. Brewer II	2/14/07	9,000	8,100	0	1,211,517	2,423,034	4,517	1,346,130
Joseph W. Simon	2/14/07	9,000	8,100	0	1,211,517	2,423,034	4,517	1,346,130

(1)             These performance share units were awarded under the 2004 Equity Plan in February 2007 for the year ended December 31, 2006. The table excludes performance share units awarded in February 2006 for the year ended December 31, 2005, which are set forth in “Item 11. Executive Compensation—Summary Compensation Table” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)             This column sets forth the number of performance shares included in the performance share units awarded to the named executive officer. One-third of each performance share award relates to the three-year performance cycle ending December 31, 2009 and two-thirds of each performance share award relates to the three-year performance cycle ending December 31, 2010.

(3)             The threshold value is the minimum value of performance shares. There is no minimum value for performance shares. Specifically, performance shares have no value if the IRR is not more than 7% per annum for the three-year performance cycle.

(4)             The target value for performance share units is based upon a 100% payout, which is obtained if the IRR is 13% per annum for each three-year performance cycle. For purposes of the foregoing, Company common shares are valued in accordance with the 2004 Equity Plan at December 31, 2006.

(5)             The maximum value for performance share units is based upon a 200% payout, which is obtained if the IRR is 19% or more per annum for each three-year performance cycle. For purposes of the foregoing, Company common shares are valued in accordance with the 2004 Equity Plan at December 31, 2006.

(6)             This column sets forth the number of shares of Dexia restricted stock included in the performance share units awarded to the named executive officers.

(7)             This column sets forth the full grant date fair value of the performance share units awarded to the named executive officers, with each performance share valued at $149.57 and each share of Dexia restricted stock valued at $29.80. Performance share values were determined on the basis of ABV, including IFRS adjustments, and operating income as of December 31, 2006. Dexia restricted stock was valued on the basis of the actual purchase price, converted into dollars at Euro 1.00 = $1.3026, paid by the Company in February 2007 to acquire Dexia ordinary shares to fund the 2007 Dexia restricted stock awards.

Outstanding Equity Awards

The following table sets forth a summary of the outstanding unvested equity awards to each of the named executive officers as of December 31, 2006 (excluding (a) awards vesting on such date and paid in February 2007 described below under “2004/2005/2006 Performance Share Payouts”; and (b) awards for the year ended December 31, 2006 made in February 2007 described above under “Grants of Plan Based Awards”).

Outstanding Equity Awards at 2006 Fiscal Year-End

Name	Number of Performance Shares That Have Not Vested	Market Value of Performance Shares That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Shares of Dexia Restricted Stock That Have Not Vested	Equity Incentive Plan Awards: Market Value of Dexia Restricted Stock That Have Not Vested(2)
Robert P. Cochran	91,442	$13,557,444	20,179	$552,659
Séan W. McCarthy	66,925	9,923,377	28,869	790,662
Bruce E. Stern	23,761	3,523,977	10,393	284,643
Russell B. Brewer II	23,761	3,523,977	10,393	284,643
Joseph W. Simon	20,592	3,059,092	9,815	268,812

(1)          Market value is based upon a 100% payout for performance shares using the December 31, 2006 share value under the 2004 Equity Plan.

(2)          Market value is based upon the December 31, 2006 closing price of Dexia ordinary shares converted into dollars at Euro 1.00 = $1.3199, the December 31, 2006 exchange rate as reported on the Bloomberg data screen.

2004/2005/2006 Performance Share Payout

Performance Shares awarded under the 1993 Equity Plan with respect to the 2004/2005/2006 performance cycle (“2004/2005/2006 performance shares”) vested in accordance with their award agreements on December 31, 2006 and were paid in January 2007 in accordance with their terms. The 2004/2005/2006 performance shares held by the named executive officers were awarded in February 2003 and February 2004, and disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003, respectively. The value of the 2004/2005/2006 performance shares was approved by the HR Committee at its January 2007 meeting, based upon calculations prepared by management and verified by the Company’s independent accountants. The table below sets forth the dollar value of 2004/2005/2006 performance shares paid to the named executive officers.

2004/2005/2006 Performance Share Payout

Name	Dollar Value of Payout
Robert P. Cochran	$7,433,855
Séan W. McCarthy	5,062,712
Bruce E. Stern	1,922,549
Russell B. Brewer II	1,922,549
Joseph W. Simon	1,089,444

Dexia Restricted Stock Vested During 2006

The following table sets forth a summary of Dexia Restricted Stock awarded to each of the named executive officers that vested during the year ended December 31, 2006:

Dexia Restricted Stock Vested During 2006

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Robert P. Cochran(1)	12,713	$327,915
Séan W. McCarthy	—	—
Bruce E. Stern	—	—
Russell B. Brewer II	—	—
Joseph W. Simon	—	—

(1)          Because Mr. Cochran is above the minimum retirement age (55 years old), the 2004 Equity Plan provides that shares of Dexia Restricted Stock owned by Mr. Cochran vest pro-rata over the vesting period otherwise applicable to employees below the retirement age. The value realized on vesting is based upon the reported share price of Dexia ordinary shares as of the last day of each calendar quarter converted into U.S. dollars as reported on the books of the Company.

Nonqualified Deferred Compensation

The following table sets forth a summary of information with respect to the Company’s Deferred Compensation Plans (DCPs) and Supplemental Executive Retirement Plans (SERPs) as of and for the year ended December 31, 2006:

2006 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY (DCPs)(1)	Registrant Contributions in Last FY (SERPs)(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Robert P. Cochran	$—	$71,100	$2,296,678	$—	$32,497,486
Séan W. McCarthy	—	71,100	442,999	—	5,449,623
Bruce E. Stern	—	71,100	246,994	(2,000,000)	4,990,542
Russell B. Brewer II	—	71,100	815,013	—	11,627,006
Joseph W. Simon	—	71,100	17,495	—	171,270

(1)          This column reflects compensation otherwise payable in 2006 (i.e., 2005 bonus and payouts of performance shares for cycles ending December 31, 2005) voluntarily deferred by the named executive officer under the DCPs.

(2)          This column reflects contributions by the Company to the SERPs on behalf of the named executive officers accrued in 2005 and contributed in 2006. These amounts were included in the Summary Compensation Table. All amounts were 100% vested at December 31, 2006, except that Mr. Simon’s amount was 60% vested as of such date.

(3)          The following portion of the amounts included in this column are included in the Summary Compensation Table under the caption “Nonqualified Deferred Compensation Earnings”:  $491,881 for Mr. Cochran, $150,380 for Mr. McCarthy and $0 for Mr. Stern, Mr. Brewer and Mr. Simon.

The SERPs and DCPs are “top hat” plans, which are unfunded and unsecured non-qualified plans restricted under the tax laws to a limited number of highly compensated employees. Under the SERPs, the

Company makes an annual contribution equal to 9% of prior year salary and bonus in excess of the money purchase plan salary/bonus cap (but disregarding salary/bonus in excess of $1 million), with such contributed amounts generally credited with returns on mutual funds or securities selected by the participants and “match funded” by the Company. The mutual funds and securities employed as investment benchmarks under the DCPs and SERPs in 2006 and their respective 2006 rates of return were as follows:

Name of Mutual Fund or Stock Benchmark	2006 % Rate of Return
Dodge & Cox Income Fund	5.3
Dodge & Cox Stock Fund	18.5
Fidelity Contrafund	11.5
Fidelity Investment Grade Bond Fund	4.8
Fidelity Money Market Portfolio	4.8
Financial Security Assurance Holdings Ltd. common shares (Director Share Purchase Program)	9.1
Harbor Capital Appreciation Fund	2.3
Julius Baer International Fund	32.1
Longleaf Partners Fund	21.6
Longleaf Partners Small Cap Fund	22.3
Montpelier Re common shares	0.1
Northern Select Equities Fund	8.0
Olympus Re common shares	(7.3)
PIMCO Stocks Plus	14.7
White Mountains Insurance Group common shares	5.3

Amounts contributed by the Company under the SERPs and the earnings thereon are payable upon termination of employment unless deferred by the employee. Employees are entitled to irrevocably defer receipt of SERP payments for one or more years beyond termination of employment. Under the DCPs, participants are entitled to irrevocably defer receipt (generally for a minimum deferral period equal to the earlier of three years or termination of employment) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and “match funded” by the Company. While the SERPs and DCPs are unfunded plans, the plans contemplate that the Company will make available to plan participants “deemed” investment alternatives comprised of mutual funds or securities. Plan participants are generally entitled to select one or more such “deemed” investments for their plan balances (and to change such selections on a quarterly basis) and their plan balances are credited or debited with the performance of such selected investments. Plan participants are entitled to elect to receive SERP and DCP payouts in lump sums at the payout date or in installments (over a period of years elected in advance by the participant) commencing with the payout date. The SERPs and DCPs generally do not permit early withdrawals of funds absent extreme financial hardship, but allow for extensions of deferrals to the extent permitted by the Internal Revenue Code.

Potential Payments Upon Termination of Employment, Retirement or Change-in-Control

Set forth below is a description of amounts payable to the named executive officers upon termination of employment with the Company, retirement from the Company or change in control of the Company. Amounts set forth below do not include amounts payable under the Company’s Pension Plan, 401(k) plan, DCPs or SERPs described above.

Payments Upon Termination of Employment

Chief Executive Officer and Chief Operating Officer

The employment agreements provide for continued participation by Messrs. Cochran and McCarthy in the Company’s benefit plans and severance benefits in lieu of the Company’s existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without “cause” or either of such executive officers terminates his employment for “good reason,” the terminated employee will be entitled to:

•       his pro-rata annual base salary and annual bonus through the date of termination;

•       twice his annual base salary at the rate then in effect and twice his average annual bonus for the two immediately prior years;

•       vesting of his outstanding performance shares;

•       the minimum annual performance shares that he is entitled to receive through the end of the agreement’s term; and

•       a gross-up payment to hold the employee harmless from any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (“Golden Parachute Tax”).

For purposes of each employment agreement, (a) “cause” means conviction of, or a plea of nolo contendere to, a criminal misdemeanor or felony materially injurious to the Company, willful and continued failure to perform duties after a specific demand to do so or willful misconduct in carrying out duties directly and materially harmful to the Company’s business or reputation; and (b) “good reason” means a diminution in the employee’s significant duties or responsibilities, breach by the Company of its obligations under the employment agreement, relocation of the executive more than 25 miles from New York City, a material adverse change in total compensation, or, in the case of Mr. McCarthy, not being named Mr. Cochran’s successor as Chief Executive Officer of the Company.

If his employment with the Company had been terminated without cause by the Company on December 31, 2006, then pursuant to his employment agreement Mr. Cochran would have been entitled to receive a minimum of $29,884,994, comprised of:

(a)          $1,025,055, representing (i) $1,000,000, equal to two times the annual base salary at the 2006 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

(b)         $6,867,869, representing (i) $6,700,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

(c)          $16,211,700, representing (i) the vesting of all previously granted outstanding performance shares valued at $145.61 per share under the 1993 Equity Plan and $149.57 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below;

(d)         $646,563, representing (i) the vesting of the 20,179 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2006 at $27.39 per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period;  and

(e)          $5,133,807, representing (i) the minimum annual award of 2007 performance shares entitled to be received through the contract term, equal to 29,340 performance shares with an estimated economic value at least equal to the employee’s 2004 performance share award of 40,000 performance shares (having an economic value of $4,388,400) and with the payouts for each cycle valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period.

The foregoing termination payment excludes the minimum 2006 bonus ($3,071,950, equal to 5% of the guideline bonus pool) and 2004/2005/2006 performance share payout ($7,433,855) that Mr. Cochran would have been entitled to receive whether or not his employment had been terminated.

If his employment with the Company had been terminated without cause by the Company on December 31, 2006, then pursuant to his employment agreement Mr. McCarthy would have been entitled to receive a minimum of $23,340,231, comprised of:

(a)          $676,536, representing (i) $660,000, equal to two times the annual base salary at the 2006 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

(b)         $6,150,330, representing (i) $6,000,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii)interest at the year-end three-month Treasury rate for the six month period prior to payment;

(c)          $11,866,392, representing (i) the vesting of all previously granted outstanding performance shares valued at $145.61 per share under the 1993 Equity Plan and $149.57 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below;

(d)         $924,963, representing (i) the vesting of the 28,869 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2006 at $27.39 per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period;  and

(e)          $3,722,010, representing (i) the minimum annual award of 2007 performance shares entitled to be received through the contract term, equal to 21,271 performance shares with an estimated economic value at least equal to the employee’s 2004 performance share award of 29,000 performance shares (having an economic value of $3,181,590) and with the payouts for each cycle valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period.

The foregoing termination payment excludes the minimum 2006 bonus ($2,457,560, equal to 4% of the guideline bonus pool) and 2004/2005/2006 performance share payout ($5,062,712) that Mr. McCarthy would have been entitled to receive whether or not his employment had been terminated.

Both employment agreements provide that payments in respect of salary and bonus are, to the extent otherwise subject to penalty under Section 409A of the Internal Revenue Code, payable six months after termination of employment and are credited with interest at the three-month Treasury bill rate until so paid. Payments in respect of performance shares (a) are subject to forfeiture in the event of a breach by the employee of the covenant not to compete or covenant not to solicit Company clients or employees during a two year restricted period following termination of employment, and (b) are payable in a lump sum following expiration of the restricted period, together with interest accrued at 8% per annum, compounded semi-annually, during the restricted period.

Both employment agreements provide that, if the employee is terminated for cause or terminates his employment without “good reason” during the term, he will be entitled only to be paid his pro rata annual base salary through the date of termination and all unvested performance shares and Dexia restricted stock will be forfeited. If such termination occurs after the term of the agreement, he will also be entitled to his pro-rata annual bonus through the date of termination and his performance shares will vest pro rata in proportion to the percentage of the applicable performance cycle during which he was employed by the Company. Each employment agreement contains a non-compete provision extending through the greater of two years and the term of the agreement.

If Mr. Cochran becomes Non-Executive Chairman of the Company, he will be entitled to his then-current salary and an annual performance share unit award with an estimated economic value at least equal to 50% of normal prior awards, but will not be entitled to a mandatory annual cash bonus. If Mr. McCarthy becomes the Chief Executive Officer of the Company, he will be entitled to compensation equal to 90% or more of Mr. Cochran’s latest compensation, including salary, bonus and performance share units.

General Counsel, Chief Risk Management Officer and Chief Financial Officer

Pursuant to the Severance Policy for Senior Management, upon termination of employment (including constructive termination) by the Company other than for cause, each of Messrs. Stern, Brewer and Simon will become entitled to twelve months of pay, as well as a gross-up payment to hold the employee harmless from any excise Golden Parachute Tax. For purposes of the foregoing:

•       “for cause” means termination for unethical practices, illegal conduct or gross insubordination, but specifically excludes termination as a result of substandard performance;

•       “constructive termination” of employment occurs if an eligible employee’s compensation opportunity is significantly reduced out of line with Company results, or if there is a material reduction in responsibilities, such that the employee’s termination of employment is an involuntary termination under Section 409A of the Internal Revenue Code; and

•       “months of pay” (a) shall be determined on the basis of the eligible employee’s monthly salary on his separation date and (b) shall include the eligible employee’s most recent bonus (or three year average, if higher), with one-twelfth (1/12th) of such bonus amount being allocated to each month of pay.

An eligible employee’s base salary and bonus shall include amounts deferred under the DCPs and the 401(k), and amounts allocated to the Flex Plan. In addition, severance benefits (applicable to all employees of the Company during their severance period) include:

•       continuation of employee hospital, medical, dental, prescription drug and vision coverages for the severance period;

•       continuation of life and disability insurance coverage at the employee’s expense for the severance period to the extent allowed by the insurer (such coverage is not currently allowed by the insurer);

•       reimbursement of life insurance premiums to the extent that such life insurance is continued during the severance period; and

•       payment for unused vacation days.

Payments of severance under the Severance Policy for Senior Management is subject to execution by the employee of a waiver and release agreement, and any unpaid severance amounts are subject to up to a 50% reduction when offset by any employment or consulting income of the employee during the severance period. If any of Mr. Stern, Mr. Brewer or Mr. Simon is terminated for cause or terminates his employment absent “constructive termination”, he will be entitled only to be paid his pro rata annual base salary through the date of termination and all unvested performance shares and Dexia restricted stock will be forfeited.

If his employment with the Company had been terminated without cause by the Company on December 31, 2006, then pursuant to the Severance Policy for Senior Management, each of Mr. Stern and Mr. Brewer would have been entitled to receive $2,814,097, comprised of:

(a)          one year salary at the 2006 rate of $260,000;

(b)         one year bonus at the 2005 rate of $900,000;

(c)          $1,580,344, the estimated value of outstanding performance shares and performance share units vested pro-rata under the 1993 Equity Plan and 2004 Equity Plan, representing (i) 9,540 performance shares valued at $1,441,997 based upon a 100% pay out and the December 31, 2006 per share value of $145.61 under the 1993 Equity Plan and $149.57 under the 2004 Equity Plan and (ii) $138,347 in respect of 5,051 shares of Dexia restricted stock valued at $27.39 per share;

(d)         $25,420, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

(e)          $48,333, representing payment for unused vacation days.

If his employment with the Company had been terminated without cause by the Company on December 31, 2006, then pursuant to the Severance Policy for Senior Management, Mr. Simon would have been entitled to receive $2,390,139, comprised of:

(a)          one year salary at the 2006 rate of $260,000;

(b)         one year bonus at the 2005 rate of $800,000;

(c)          $1,284,386, the estimated value of outstanding performance shares and performance share units vested pro-rata under the 1993 Equity Plan and 2004 Equity Plan, representing (i) 7,628 performance shares valued at  $1,156,283 based upon a 100% pay out and the December 31, 2006 per share value of $145.61 under the 1993 Equity Plan and $149.57 under the 2004 Equity Plan and (ii) $128,103 in respect of 4,677 shares of Dexia restricted stock valued at $27.39 per share;

(d)         $23,670, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

(e)          $22,083, representing payment for unused vacation days.

Payments Upon Retirement

Their employment agreements provide that Messrs. Cochran and McCarthy may elect to retire at the end of any employment agreement term after age 60, but that retirement is mandatory at age 65. Upon any such retirement, each of Mr. Cochran and Mr. McCarthy will be entitled to his pro-rata annual base salary and annual bonus through the date of retirement and the vesting of his outstanding performance shares over time as if he remained employed. Messrs. Cochran and McCarthy are not entitled to any other on-going retirement compensation except as provided by the Pension Plan and SERPs. Each of Mr. Cochran and Mr. McCarthy is below the minimum retirement age of 60 provided in their employment agreements. Each of Mr. Stern, Mr. Brewer and Mr. Simon is below the minimum retirement age of 55 otherwise applicable to employees of the Company. Accordingly, none of the named executive officers would be entitled to any payments by reason of retirement at December 31, 2006. In addition, under the Company’s Optional Retiree Medical Program applicable to all U. S. Company employees, Messrs. Cochran, McCarthy, Stern, Brewer and Simon are entitled to participate in the Company’s medical plan following retirement provided that they pay the full cost of coverage plus a 5% administrative fee to the Company. The Company retains the right to terminate the Optional Retiree Medical Program at any time.

Payments Upon Change in Control

The Equity Plans provide for accelerated vesting and payment of performance shares and accelerated vesting of Dexia restricted stock upon the occurrence of certain change in control transactions involving the Company. These provisions are generally applicable to all participants in the Equity Plans. Each of the named executive officers holds performance shares and Dexia restricted stock awarded under the Equity Plans.

The 1993 Equity Plan provides that the Company’s Board of Directors may elect to continue the plan and the 2004 Equity Plan provides that the plan shall automatically continue if a change in control occurs. Following a “plan continuation,” performance shares and Dexia restricted stock are not accelerated, but vest and are payable as if no change in control had occurred, except that performance shares and Dexia restricted stock vest in the case of any employee who is terminated without cause or leaves for “good reason” following the change in control. If a change in control of the Company occurred at December 31, 2006 and a plan continuation was not elected under the 1993 Equity Plan, then each participant in the 1993 Equity Plan would be entitled to pro-rata vesting of their outstanding performance shares under the 1993 Equity Plan, with an estimated value of $2,987,718 for Mr. Cochran, $2,166,095 for Mr. McCarthy, $746,930 for Mr. Stern, $746,930 for Mr. Brewer and $522,851 for Mr. Simon, in each case valued at the December 31, 2006 share value of $145.61 per share under the 1993 Equity Plan, with the payouts for each completed cycle based on actual results and the payout for uncompleted cycles valued at 100%.

Compensation of Directors

The table below sets forth a summary of all compensation paid to the directors of the Company, in each case for services rendered to the Company for the year ended December 31, 2006. Employees of the Company and Dexia received no additional compensation for their services as directors of the Company.

2006 Director Compensation Table

Name	Fees Earned Or Paid in Cash	Nonqualified Deferred Compensation Earnings(1)		All Other Compensation(2)	Total(3)
Robert N. Downey	$79,000	$52,528		$116,364	$195,364
James H. Ozanne	102,000	141,947		—	102,000
Roger K. Taylor	88,000	556,963	(4)	—	88,000
George U. Wyper	87,750	—		35,782	123,532
David O. Maxwell(5)	23,750	—		111,400	135,150

(1)    The amount under this column reflects the excess, if any, of (a) income on Company common stock acquired under the Director Share Purchase Program described below and credited by the Company to participants under the DCPs over (b) the Proxy Market Rate of 5.88%. This column does not include earnings on publicly traded mutual funds credited by the Company to participants under the DCPs. The Company currently match funds substantially all phantom investments (other than money market fund investments) made by participants in the DCPs. Since the Company match funds substantially all phantom investments under the DCPs, the principal costs associated with these plans come from (i) the delay in recognition by the Company of compensation expense for the deferred amounts and (ii) the recognition of gains on matched investments if and when realized by the Company prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Reference is made to “—Nonqualified Deferred Compensation,” above, for a list of the mutual funds and stock benchmarks under the DCPs and their respective 2006 rates of return. The dollar amounts under this column are not included in determining amounts under the “total” compensation column.

(2)    Amounts under this column reflect the excess of (a) realized and unrealized gains on common stock of the Company, purchased through the Director Share Purchase Program (excluding shares held under the DCPs), over (b) the Proxy Market Rate of 5.88%. For discussion of the Director Share Purchase Program, see “—Director Share Purchase Program,” below.

(3)    Total compensation does not include nonqualified deferred compensation earnings.

(4)    The amounts deferred by Mr. Taylor under the DCPs primarily relate to compensation earned while employed by the Company.

(5)    Mr. Maxwell retired from the Board of Directors of the Company in May 2006.

Each director of the Company who is not an officer of the Company or Dexia received a fee of $50,000 per annum for service as a director and an additional annual fee of $20,000 if Chairman of the Underwriting Committee or Audit Committee of the Board of Directors or $5,000 if Chairman of another Committee of the Board of Directors. Each director also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company’s DCP and to participate in the Director Share Purchase Program.

Director Share Purchase Program

In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings and Dexia Public Finance Bank, now Dexia Crédit Local, to establish the Director Share Purchase Program (the “Director Share Purchase Program”), pursuant to which Company directors could invest in shares of the Company’s common stock.  Dexia and the Company established the Director Share Purchase Program to encourage directors to have a financial interest in the Company to better align their financial interests with those of the Company’s shareholders.

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

Directors may purchase such shares either directly or through deemed investments under the DCPs or, in the case of Company employees, the SERPs. Each deemed investment election with respect to these shares is irrevocable.

The Director Share Purchase Program enables the Company to purchase from Dexia Holdings, at the same price, the same number of shares of common stock purchased by directors through phantom investments under the DCPs or SERPs. Upon expiration of any applicable deferral period, the Company is obligated to pay out the phantom investments in shares of common stock, which must be held by the participant as if acquired directly from Dexia Holdings for generally a minimum of six months.

The purchase price for each restricted share acquired by a director or put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share (“ABV per share”), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plans. The 1.4676 times ABV multiple was based upon the ABV multiple paid by Dexia when it acquired the Company in 2000. The purchase price per share, determined pursuant to such formula, was $178.16 as of December 31, 2006. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share for a terminated director freezes at the end of the calendar quarter including the first anniversary of the later of the termination of directorship or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

Sales under the program are not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 4(2) of that Act. For more information regarding the directors’ share ownership, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers.”

Compensation Committee Interlocks and Insider Participation

As of January 1, 2006, the HR Committee consisted of Messrs. Cochran, Deletré, Downey and Taylor as well as David O. Maxwell (chairman) and Pierre Richard, then-members of the Board of Directors who retired from the board in May 2006. In February 2006, Mr. Downey was named Chairman of the Committee, Mr. Miller was elected to the Committee, and Messrs. Maxwell and Richard ceased to be members of the committee in connection with their retirement from the Company’s Board of Directors.

Except for Messrs. Cochran and Taylor, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Miller is the Group Chief Executive Officer and Member of the Board of Directors and Chairman of the Management Board of Dexia. Mr. Deletré is a Member of the Management Board of Dexia. Mr. Richard is the Chairman of the Board of Directors of Dexia.

As described in “Director Share Purchase Program,” above, members of the HR Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company’s DCPs or SERPs.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5% Shareholders

The following table sets forth certain information regarding beneficial ownership of the Company’s equity at March 15, 2007 as to each person known by the Company to beneficially own, within the meaning of the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common stock, par value	Dexia S.A.(1)	33,188,616 shares(1)(2)	99.7	%(2)
$.01 per share	7 à 11 quai André Citröen BP-1002 75 901 Paris Cedex 15, France
	Place Rogier 11 B - 1210 Brussels, Belgium

(1)          Shares are held indirectly through a subsidiary of Dexia.

(2)          For purposes of this table, Dexia is not deemed to be the beneficial owner of 241,978 shares acquired by the Company in connection with the Director Share Purchase Program described in “Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program.” Ownership percentage is calculated based on 33,276,017 shares of common stock outstanding at March 15, 2007, which excludes such shares acquired by the Company.

Directors and Executive Officers

Ownership of Company Common Stock

The following table sets forth certain information regarding beneficial and economic ownership of the Company’s common stock at March 15, 2007 for (a) each director of the Company, (b) each named executive officer named in the “Summary Compensation Table” in Item 11, and (c) all executive officers and directors of the Company as a group.

Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Robert P. Cochran	41,744	245,425
Michèle Colin(2)	—	—
Bruno Deletré(2)	—	—
Robert N. Downey	20,159	29,259
Jacques Guerber(2)	—	—
Rembert von Lowis(2)	—	—
Séan W. McCarthy	—	113,785
Axel Miller(2)	—	—
James H. Ozanne	—	25,123
Roger K. Taylor	—	96,489
Xavier de Walque(2)	—	—
George U. Wyper	6,199	6,199
Bruce E. Stern	—	30,967
Russell B. Brewer II	—	30,967
Joseph W. Simon	—	28,067
All executive officers and directors as a group (15 persons)	68,102	606,281

(1)          Shares beneficially owned were acquired under the Company’s Director Share Purchase Program described under “Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program.” To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) deemed investments in the Company’s common stock under the Director Share Purchase Program, and  (b) performance shares, with each performance share treated as one share of common stock, in the amounts shown below (excluding fractional shares):

Officer	Performance Shares
Robert P. Cochran	118,467
Séan W. McCarthy	87,733
Bruce E. Stern	30,967
Russell B. Brewer II	30,967
Joseph W. Simon	28,067

In December 2000, the Company acquired 304,757 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program’s inception date under the DCP and SERP. The Company held 241,978 of those shares as of December 31, 2006.

(2)          Ms. Colin and Messrs. Deletré, Guerber, von Lowis, Miller and de Walque are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 99.7% of the Company’s common stock.

The Company is not aware of any arrangements that may result in a change in control of the Company.

Ownership of Dexia Common Stock

The following table sets forth beneficial ownership of common shares of the Company’s parent, Dexia, at March 15, 2007, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Robert P. Cochran(2)	632,458
Michèle Colin	3,490
Bruno Deletré	1,435
Robert N. Downey	—
Jacques Guerber	10,677
Rembert von Lowis	26,053
Séan W. McCarthy(2)	611,459
Axel Miller	100
James H. Ozanne	—
Roger K. Taylor	—
Xavier de Walque	49,484
George U. Wyper	—
Bruce E. Stern(2)	215,508
Russell B. Brewer II(2)	210,538
Joseph W. Simon(2)	58,112
All executive officers and directors as a group (15 persons)	1,819,314

(1)          Dexia has provided the Company with information regarding shares owned by Ms. Colin and Messrs. Deletré, Guerber, von Lowis, Miller and de Walque, and has advised the Company that:

(a)          shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)         as of December 31, 2006, the total number of outstanding Dexia shares was 1,163,184,325, so that together the Company’s executive officers and directors owned 0.16% of the Dexia shares and the maximum amount owned by any of the Company’s executive officers and directors represents 0.05% of the Dexia shares.

A majority of the shares set forth above were acquired under the Dexia Employee Share Plans, as described in “Item 11. Executive Compensation—Components of Compensation Provided by the Company—Dexia Employee Share Plans.”  Under the Plans, the investment alternatives include a “classic option,” under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code, which was $21,250 for 2006), and three leveraged options. The following table shows the number of leveraged shares beneficially held by each of the named executive officers as of March 15, 2006:

Officer	Leveraged Shares
Robert P. Cochran	591,860
Séan W. McCarthy	569,540
Bruce E. Stern	190,110
Russell B. Brewer II	190,600
Joseph W. Simon	43,780

(2)          Includes shares granted under the 2004 Equity Plan, as described in “Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company—Performance Share Units.” Generally, one-third of an award of Dexia restricted stock vests after 2.5 years and two-thirds vests after 3.5 years, with transfer restrictions lapsing on one-third of each award after three years and on two thirds of each award after four years.

Securities Available under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	0	—	2,705,775	(3)
Equity compensation plans not approved by security holders(2)	Not applicable	—	Not applicable
Total	0	—	2,705,775

(1)          The Company currently maintains one such plan, the 2004 Equity Plan. A second plan, the Director Share Purchase Program, permits each director of the Company to purchase, directly from Dexia Holdings or through “phantom” investments in the Company’s DCP or SERP, up to 126,958 shares of common stock. However, such shares are already issued and outstanding. As of December 31, 2006, there were 1,086,458 shares available under the Director Share Purchase Program, based on the number of directors as of December 31, 2006 (11) and deducting shares that have already been purchased. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company” and “—Compensation of Directors—Director Share Purchase Program” for further discussion of these plans.

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

Item 13.                 Certain Relationships and Related Transactions.

Financial Guaranty Transactions

Since the Company’s merger with a subsidiary of Dexia in July 2000, various affiliates of Dexia, including certain wholly owned bank subsidiaries and/or their U.S. branches, have participated in transactions in which subsidiaries of the Company have provided financial guaranty insurance. For example, Dexia affiliates have provided liquidity facilities and letters of credit in FSA-insured transactions, and have been the beneficiaries of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties. See Note 21 to the Consolidated Financial Statements in Item 8.

Director Share Purchase Program

As of December 31, 2006, each director was entitled to purchase up to 126,958 actual or phantom shares of the Company’s common stock, as described in “Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program.”

Other Relationships

Under a cost-sharing agreement, the Company reimburses Dexia Crédit Local for the portion of director Bruno Deletré’s Dexia Crédit Local compensation that relates to his work as liaison with the Company on behalf of Dexia.

Additional information relating to certain relationships and related transactions is set forth in “Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

Review, Approval or Ratification of Transactions with Related Persons

The Company’s ability to enter into related party transactions is limited by law. Under the New York Insurance Holding Company Act, the Company is required to obtain the prior approval of the New York Superintendent of the following transactions with related parties in amounts greater than 5% of the Company’s admitted assets:  sales, purchases, exchanges, loans or extensions of credits or investments. The Company must provide the New York Superintendent with 30 days’ prior notice of such transactions with related parties in amounts equal to 0.5%-5% of the Company’s admitted assets or involving reinsurance treaties or agreements or the rendering of services on a regular or systematic basis. For these purposes, an entity is presumed to be a “related party” if the direct or indirect voting control is 10% or greater. Absent a determination by the New York Superintendent of non-control, acquisition of a voting interest of 10% or more of Dexia would require prior approval of the New York Superintendent.

The Company provides an annual report to the New York Superintendant and the Board of Directors of the Company of all transactions with Dexia and its affiliates that are not members of the FSA group.

All directors and officers are subject to the “Corporate Policy for Directors and Officers on Conflicts of Interest,” pursuant to which no director or officer may have, directly or indirectly:

•       a personal or financial interest in any transaction adverse to the Company; or

•       without prompt disclosure to the Board of Directors or Executive Management Committee of the Company, a financial interest in any insurance agency, brokerage business or other business enterprise (a) with which the Company engages in the purchase, sale or exchange of property, or the rental of real or personal property, or (b) to which it renders or from which it secures services.

For these purposes, “interest” includes the interest of the spouse or dependents of a director or officer, and “financial interest” does not include ownership of less than 1/10 of one percent of the outstanding stock of any corporation listed on a national securities exchange or less than $10,000 of the outstanding stock of any corporation whose stock is regularly sold at least once a week on the over-the-counter market in the U.S. In addition, pursuant to the bylaws of the Company, the Board of Directors must ratify any loans or debt of the Company. The Company does not have any other written policies and procedures for the review, approval or ratification of related party transactions.

As noted above, affiliates of Dexia have participated in transactions in which subsidiaries of the Company have provided financial guaranty insurance, including by providing liquidity facilities and letters of credit in FSA-insured transactions, and have been beneficiaries of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. Such transactions are the principal context in which affiliates of Dexia participate in transactions with the Company, and are subject to the same credit committee reviews as transactions in which no Dexia affiliates participate. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties.

Director Independence

Board members Robert N. Downey, James H. Ozanne, Roger K. Taylor and George U. Wyper are independent within the meaning of Rule 10A-3 of the Exchange Act and Messrs Downey, Taylor and Wyper satisfy the requirements for independence of the NYSE. Messrs. Ozanne (Chairman), Taylor and Wyper comprise the Audit Committee of the Board of Directors and Messrs. Downey and Taylor are members of the Human Resources Committee of the Board of Directors.

In determining whether or not a director is independent, the Company uses the standards set out in Rule 10A-3(a)(b)(1) of the Exchange Act. Because the Company has only debt securities listed on the NYSE, it is not subject to the additional independence standards imposed by the NYSE, and is not subject to the NYSE requirement that a majority of the members of a board of directors and all members of a human resources committee be independent.

Item 14.                 Principal Accounting Fees and Services.

Aggregate fees (in thousands) for professional services by PricewaterhouseCoopers LLP for 2006 and 2005 were:

	2006	2005
Audit	$1,498.3	$2,033.9
Audit related	416.6	392.1
Tax	15.0	328.0
Other non-audit	31.4
Total	$1,961.3	$2,754.0

Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the Company’s Consolidated Financial Statements, audits of the Subsidiaries, and issuance of consents and comfort letters. Included in this amount is $0.1 million and $0.2 million in fees relating to consents that are reimbursed to the Company by the issuers of FSA-insured deals for the years ended December 31, 2006 and 2005, respectively.

Audit related fees for the years ended December 31, 2006 and 2005 were for assurance and related services related to the Company’s retirement plans, actuarial certifications and consultations concerning financial accounting and reporting standards.

Tax fees for the year ended December 31, 2006 were related to tax compliance. Tax fees for the year ended December 31, 2005 were for services related to tax compliance, including the preparation of tax returns for expatriates, assistance with tax audits and appeals, and tax services for employee benefit plans.

Other non-audit fees for the year ended December 31, 2006 were related primarily to work performed in conjunction with the licensing of the Company’s Tokyo branch.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company’s Board of Directors pre-approves all audit and non-audit related fees paid to the Company’s auditors.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1.                 Consolidated Financial Statements

   Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

2.                 Financial Statement Schedules

The following financial statement schedule is filed as part of this Report.

Schedule	Title
I	Parent Company Condensed Financial Information at December 31, 2006 and 2005 and for the Years Ended December 31, 2006, 2005 and 2004.
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

3.1A

Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the “September 30, 2000 10-Q”), and incorporated herein by reference.)

3.1B

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

4.1A

Form of 6 7/8% Quarterly Interest Bond Securities due December 15, 2101. (Previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001 (the “December 2001 Form 8-K”), and incorporated herein by reference.)

4.1B

Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the December 2001 Form 8-K, and incorporated herein by reference.)

4.1C

Form of 6.25% Notes due 2102. (Previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated November 6, 2002 and filed November 25, 2002 (the “November 2002 Form 8-K”), and incorporated herein by reference.)

4.1D

Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 4 to the November 2002 Form 8-K, and incorporated herein by reference.)

4.1E

Form of 5.60% Notes due 2103. (Previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K (Commission File No. 1-12644) dated July 17, 2003 and filed July 30, 2003 (the “July 2003 Form 8-K”), and incorporated herein by reference.)

4.1F	Officers’ Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the July 2003 Form 8-K, and incorporated herein by reference.)
4.2

Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee. (Previously filed as Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated November 22, 2006 (the “November 2006 8-K”), and incorporated herein by reference.)

4.2A

Financial Security Assurance Holdings Ltd., Officer’s Certificate Pursuant to Sections 1.02 and 3.01 of the Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee. (Previously filed as Exhibit 10.2 to the November 2006 8-K, and incorporated herein by reference.)

4.2B	Form of Junior Subordinated Debenture, Series 2006-1. (Previously filed as Exhibit 10.3 to the November 2006 8-K, and incorporated herein by reference.)

10.1

Amended and Restated Agreement, dated as of April 21, 2006, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks and The Bank of New York, as agent. (Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2006, and incorporated herein by reference.)

10.2

Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-Q”), and incorporated herein by reference.)

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
10.4A†

2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated May 18, 2006 (the “May 2006 8-K”), and incorporated herein by reference.)

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

10.6E†*	Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007.
10.6F†*	Amendment to Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock to Robert P. Cochran, dated as of February 14, 2007.

10.6G†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)

10.6H†

Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)

10.7†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 16, 2006 8-K, and incorporated herein by reference.)
10.8†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.9†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)
10.9A†	2004 Deferred Compensation Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.2 to the May 2006 8-K, and incorporated herein by reference.)
10.10†

Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)

10.10A†	Severance Policy for Senior Management, as amended on May 18, 2006. (Previously filed as Exhibit 10.3 to the May 2006 8-K, and incorporated herein by reference.)
10.11†

Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000 (the “December 31, 2000 10-K”), and incorporated herein by reference.)

10.12†	Employment Agreement by and between the Company and Robert P. Cochran, as amended on May 18, 2006. (Previously filed as Exhibit 10.4 to the May 2006 8-K, and incorporated herein by reference.)
10.13†	Employment Agreement by and between the Company and Séan W. McCarthy, as amended on May 18, 2006. (Previously filed as Exhibit 10.5 to the May 2006 8-K, and incorporated herein by reference.)
10.14†*	Financial Security Assurance Holdings Ltd. Annual Bonus Pool Guideline.
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
10.19

Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.4 to the November 2006 8-K, and incorporated herein by reference.)

10.20

Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.5 to the November 2006 8-K, and incorporated herein by reference.)

10.21

Purchase Agreement, dated November 17, 2006, among Goldman, Sachs & Co., Lehman Brothers Inc., JPMorgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC, as Initial Purchasers, and Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.1 to the November 2006 8-K, and incorporated herein by reference.)

21*	List of Subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
24.1

Powers of Attorney. (Previously filed as Exhibit 24 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002, as Exhibit 24.2 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004, and Exhibit 24.2 to the Company’s Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2006 and incorporated herein by reference.)

24.2*	Power of Attorney.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Security Assurance Inc. and Subsidiaries 2006 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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
Dated: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. COCHRAN	Chairman, Chief Executive Officer and	April 2, 2007
Robert P. Cochran	Director (Principal Executive Officer)
/s/ SÉAN W. MCCARTHY	President, Chief Operating Officer and	April 2, 2007
Séan W. McCarthy	Director
/s/ JOSEPH W. SIMON	Managing Director and Chief Financial	April 2, 2007
Joseph W. Simon	Officer (Principal Financial Officer)
/s/ LAURA A. BIELING	Managing Director and Controller	April 2, 2007
Laura A. Bieling	(Principal Accounting Officer)
/s/ MICHÈLE COLIN	Director	April 2, 2007
Michèle Colin
/s/ BRUNO DELETRÉ	Director	April 2, 2007
Bruno Deletré
/s/ ROBERT N. DOWNEY	Director	April 2, 2007
Robert N. Downey
/s/ JACQUES GUERBER	Director	April 2, 2007
Jacques Guerber
/s/ AXEL MILLER	Director	April 2, 2007
Axel Miller
/s/ JAMES H. OZANNE	Director	April 2, 2007
James H. Ozanne
/s/ ROGER K. TAYLOR	Director	April 2, 2007
Roger K. Taylor
/s/ REMBERT VON LOWIS	Director	April 2, 2007
Rembert von Lowis

/s/ XAVIER DE WALQUE	Director	April 2, 2007
Xavier de Walque
/s/ GEORGE U. WYPER	Director	April 2, 2007
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
Robert P. Cochran
Attorney in fact

Schedule I
Parent Company Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	December 31,
	2006	2005
Assets:
Bonds at market value (amortized cost of $39,839 and $10,923)	$39,956	$11,158
Short-term investments	1,900	47,140
Cash	844	1,895
Investment in subsidiaries	3,407,902	3,158,563
Deferred compensation	114,181	107,140
Deferred taxes	1,899	34,011
Other assets	49,370	40,836
Total Assets	$3,616,052	$3,400,743
Liabilities and Shareholders’ Equity:
Notes Payable	$730,000	$430,000
Other Liabilities	36,960	30,293
Deferred compensation	114,181	107,140
Taxes payable	12,599	10,408
Shareholders’ equity	2,722,312	2,822,902
Total Liabilities and Shareholders’ Equity	$3,616,052	$3,400,743

Condensed Statements of Income
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Investment Income	$3,018	$1,266	$679
Net realized gains (losses)	(108)	(395)	497
Other income (loss)	14,831	2,152	18,138
Interest and amortization expense	(29,096)	(26,993)	(26,993)
Other expenses	(20,403)	(6,539)	(18,451)
Net unrealized gains (losses) on derivative instruments	761	(304)	1,589
	(30,997)	(30,813)	(24,541)
Equity in income of subsidiaries	473,652	338,177	374,839
Income before taxes	442,655	307,364	350,298
Income tax (provision) benefit	(18,501)	18,744	28,309
Net Income	$424,154	$326,108	$378,607

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Other operating expenses paid, net	$(3,758)	$(1,678)	$(1,271)
Net investment income received	7,520	6,869	8,858
Federal income taxes received	1,991	—	—
Interest paid	(26,878)	(26,993)	(26,850)
Dividend from subsidiary	140,000	87,000	30,000
Other	(1,057)	(2,689)	1,489
Net cash provided by (used for) operating activities	117,818	62,509	12,226
Cash flows from investing activities:
Proceeds from sales of bonds	55,650	41,837	31,600
Proceeds from maturities of bonds	2,410	—	—
Purchases of bonds	(87,098)	(27,830)	(36,103)
Capital contribution	(1,500)	(5,700)	(29,500)
Return of capital from subsidiary	—	48,000	—
Repurchase of stock by subsidiary	100,000	—	—
Surplus notes redeemed	—	—	44,000
Net change in short-term investments	45,931	(46,920)	465
Net cash provided by (used for) investing activities	115,393	9,387	10,462
Cash flows from financing activities:
Issuance of notes payable	295,788	—	—
Dividends paid	(530,050)	(71,059)	(22,876)
Net cash provided by (used for) financing activities	(234,262)	(71,059)	(22,876)
Net (decrease) increase in cash	(1,051)	837	(188)
Cash at beginning of year	1,895	1,058	1,246
Cash at end of year	$844	$1,895	$1,058

In 2006, 2005 and 2004, the Company’s subsidiaries received a tax benefit (expense) of $(1,200), $4,624 and $20,164, respectively, by utilizing the Company’s losses. These balances were recorded as capital contributions.

The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year Ended December 31,
	2006	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$424,154	$326,108	$378,607
Equity in undistributed net income of subsidiary	(329,566)	(245,735)	(339,849)
Decrease (increase) in accrued investment income	(269)	154	1,373
Increase (decrease) in accrued income taxes	2,191	(6,676)	(10,821)
Provision (benefit) for deferred income taxes	20,775	(12,166)	(10,932)
Net realized losses (gains) on investments	108	395	(497)
Accretion of bond discount	(509)	(23)	96
Change in other assets and liabilities	934	452	(5,751)
Cash used for operating activities	$117,818	$62,509	$12,226

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

The Company previously reported ‘dividends from subsidiary’ as cash provided by investing activities and ‘surplus notes redeemed’ as cash provided by financing activities. In 2006, The Company appropriately reported ‘dividends from subsidiary’ as a cash flow from operating activities with conforming changes to 2005 and 2004 and ‘surplus notes redeemed’ as a cash flow from investing activities in 2004.

2.                 Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.                 Long-Term Debt

On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 5, 2066. The final repayment date of December 5, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings.

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

4.                 Taxes

In connection with the Dexia group’s acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. (“WMH”). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment should be treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains Insurance Group under certain circumstances but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2006.

5.                 Notes receivable from subsidiary

At December 31, 2006, FSA Holdings held $108.9 million of FSA surplus notes. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York. FSA Holdings employs surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

6.                 Legal proceedings

In the ordinary course of business, the Company and certain Subsidiaries are parties to litigation. The Company is not a party to any material pending litigation.

On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the Securities and Exchange Commission (“SEC”) related to an ongoing industry-wide civil investigation of brokers of municipal GICs. The Company issues municipal GICs through the FP Segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company’s municipal GIC business. The Company is cooperating with the investigations by the DOJ and SEC.