Form 10-K
period 2007-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2008-03-20
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of common equity, excluding treasury shares, held by non-affiliates of the registrant at June 30, 2007 was $3,489,838. For purposes of the foregoing, directors are deemed to be affiliates of the registrant and the dollar amount shown is based on the price at which shares of the Company's common stock were valued under the Company's director share purchase program on June 30, 2007.

          At March 10, 2008, there were outstanding 33,273,324 shares of common stock, par value $0.01 per share, of the registrant (excludes 244,671 shares of treasury stock).

Documents Incorporated By Reference
None.

i

	Compensation Discussion and Analysis	190
	HR Committee Report	201
	Summary Compensation Table	201
	Grant of Plan-Based Awards for 2007	206
	Outstanding Equity Awards	207
	2005/2006/2007 Performance Share Payout	208
	Dexia Restricted Stock Vested During 2007	209
	Nonqualified Deferred Compensation	209
	Potential Payments Upon Termination of Employment, Retirement or Change-in-Control	210
	Compensation of Directors	214
	Compensation Committee Interlocks and Insider Participation	216
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	217
Item 13.	Certain Relationships and Related Transactions	221
Item 14.	Principal Accounting Fees and Services	222
PART IV
Item 15.	Exhibits, Financial Statement Schedules	224

ii

PART I

Item 1.    Business.

        Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in the business of providing financial guaranty insurance on public finance and asset-backed obligations in domestic and international markets. The financial strength of the Company's insurance company subsidiaries is rated "Triple-A" by the major securities rating agencies and obligations insured by them are generally awarded "Triple-A" ratings by reason of such insurance. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal and other public finance obligations. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") as well as medium term notes through other consolidated entities. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries. References to "FSA Holdings" are to Financial Security Assurance Holdings Ltd. without its subsidiaries.

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

        For the year ended December 31, 2007, the Company had gross premiums written of $852.8 million, of which approximately 70% related to insurance of public finance obligations and approximately 30% related to insurance of asset-backed and other non-public finance obligations. As of December 31, 2007, the Company had net par outstanding of $406.5 billion, of which approximately 70% represented insurance of public finance obligations and approximately 30% represented insurance of asset-backed and other non-public finance obligations.

        In its financial products ("FP") segment, the Company issues FSA-insured GICs to municipalities and other market participants. As of December 31, 2007, the Company had $18.8 billion principal amount of outstanding GICs.

        Commencing in the fourth quarter of 2007, major financial institutions, including financial guaranty insurers, became subject to increasing stress, due in part to expected loss developments on exposures to subprime residential mortgage loans. A number of the Company's industry peers have material exposures to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS") that include residential mortgage-backed securities ("RMBS"). These exposures have led the securities rating agencies and the marketplace to question the financial strength of financial guaranty insurers, with all but one of the Company's "triple-A" rated industry peers being downgraded, placed on credit watch or placed on negative outlook by one or more securities rating agency in the first quarter of 2008. Throughout this period, the Company's ratings have remained "triple-A /stable" by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch"). During this period, FSA's share of the insured domestic public finance market has climbed, while the volume of funded ABS transactions has declined, in both cases dramatically. While FSA has no material exposure to CDOs of ABS, FSA's exposure to home equity lines of credit ("HELOCs") has generated losses, as reflected in the Company's case basis reserves. In addition, FSA's exposure to other RMBS and FP segment investments in RMBS might result in losses should performance in these sectors prove to be worse than currently expected by management. The Company's financial statements have been materially adversely impacted by "mark to market" adjustments that reflect the current market dislocation rather than management's expectation of credit losses or asset impairment. Management plans to evaluate its assessment of credit losses and asset impairment on an on-going basis. In response to the turmoil generated by the economy and financial markets, rating agencies and regulators may impose requirements that limit the future profitability of the Company. All things considered, the Company's management expects 2008 to be a year of significant opportunities and challenges, and believes it is well situated due to its rating stability, conservative underwriting culture, strong parent and market position.

Organization

        The Company is a subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

        The Company divides its operations into two business segments: financial guaranty and financial products ("FP"). The financial guaranty segment is primarily in the business of providing financial guaranty insurance on public finance and asset-backed obligations through FSA and its other insurance company subsidiaries, but also includes the Company's refinancing vehicles and several other direct subsidiaries not in the FP segment. The FP segment is primarily in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments insured or qualifying for insurance by FSA.

  Financial Guaranty Segment

        FSA wholly owns FSA Insurance Company ("FSAIC"), which in turn wholly owns Financial Security Assurance (U.K.) Limited ("FSA-UK") and FSA Mexico Holdings Inc. ("FSA Mexico Holdings"). FSA and FSAIC together own Financial Security Assurance International Ltd. ("FSA International"). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA-UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside the United States and European markets. FSA Mexico Holdings is the New York holding company that, together with FSAIC, owns FSA's Mexican subsidiary, FSA Seguros México, S.A. de C.V. ("FSA Mexico"). FSA Mexico is licensed to transact financial guaranty insurance in Mexico.

        The Company refinances certain underperforming transactions by employing special purpose vehicles to raise funds to refinance such transactions. These refinancing vehicles are consolidated with the Company.

        FSA Portfolio Management Inc. ("FSA Portfolio Management"), a wholly owned subsidiary of the Company, is engaged in the business of managing a portion of the investment portfolios of the Company and certain of its subsidiaries. FSA Portfolio Management also owns strategic and other investments funded from time to time by the FSA group of companies.

        Transaction Services Corporation ("TSC"), a wholly owned subsidiary of the Company, is engaged in the business of managing troubled transactions within the insured portfolios of FSA and its subsidiaries.

  Financial Products Segment

        The Company conducts its GIC business through its subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all the Company's GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds, generally in obligations that qualify for FSA insurance. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

        The Company consolidates the results of certain variable interest entities ("VIEs"), including FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier"). FSA Global is a special purpose funding vehicle. FSA Global issues FSA-insured medium term notes and generally invests the proceeds from the sale of its notes in FSA-insured GICs or other FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in debt defeasance for lease transactions.

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

        In 1998, the Company and XL Capital Ltd ("XL"), a major Bermuda-based insurance holding company, entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd ("XLFA"). In connection with the joint venture, XL acquired a minority interest in the Company and FSA International, and the Company acquired a minority interest in XLFA.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. As of December 31, 2007, 99.9% of the Company's common stock was held by Dexia Holdings. The other holders are directors of the Company who own shares of the Company's common stock or economic interests therein as described under "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers."

        In October 2005, FSA purchased the interest in FSA International owned by XL for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect, wholly owned subsidiary of the Company.

        Although the Company's common stock is no longer listed on the New York Stock Exchange ("NYSE") as a consequence of the merger, the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), because the Company has debt securities listed on the NYSE.

        The Company's Executive Management Committee manages the Company's business. The Chief Executive Officer, President, General Counsel, Chief Risk Management Officer and Chief Financial Officer are members of the Executive Management Committee. The heads of Municipal Finance, Corporate Finance, the European Group, the Asia Group and Financial Products serve as part-time members of this committee and, collectively, comprise the "Management Committee." Bruno Deletré, a director of the Company and a member of the Executive Board of Dexia Crédit Local, is an ex officio member of the Management Committee.

        The principal executive offices of the Company and FSA are located at 31 West 52nd Street, New York, New York, 10019. Subsidiaries of the Company maintain offices domestically in San Francisco and Dallas and abroad in London, Madrid, Mexico City, Paris, Sydney, Tokyo and Bermuda.

The Financial Guaranty Business

  Business Objectives

        The Company's objective for its financial guaranty business is to remain a leading insurer of public finance and asset-backed obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that short-term trends for financial guaranty insurance are mixed due, among other things, to the following factors:

  •
  widening credit spreads offer the Company opportunities to insure risks for higher premiums and with better credit terms than in recent history;

  •
  credit uncertainties regarding the Company's industry peers have increased demand for the Company's financial guarantees;

  •
  credit uncertainties regarding the Company's industry peers have presented the Company with material opportunities to "wrap over" previously insured securities, replace industry peers in transactions previously mandated to them and reinsure or reassume risks from other monoline insurers;

  •
  the Company has increasing capital needs as its exposures are downgraded;

  •
  instability in the asset-backed market due to adverse loss developments on recent issuances has reduced the market for asset-backed securities; and

  •
  credit uncertainties regarding the Company's industry peers and concerns relating to possible regulatory intervention in the industry have impaired the perception of the durability of the Triple-A ratings of monoline financial guaranty insurers and the industry as a whole.

        The Company believes that the demand for financial guaranty insurance will recover over the long term as a result of the anticipated continuation of the following trends:

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

  Financial Guaranty Business

        FSA's insurance is employed in both the new-issue and secondary markets. In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For both public finance and asset-backed obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

        FSA has several programs that provide insurance for obligations trading in the secondary markets, including its Custody Receipt Program, which provides insurance primarily for domestic municipal obligations trading in the secondary market, and its Triple-A Guaranteed Secondary Securities ("TAGSS"®) Program, which provides insurance primarily for asset-backed and public infrastructure obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of securities they already hold or plan to acquire or to increase the market liquidity of such securities.

        In many insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer's funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer's exposure. In certain of these transactions, FSA will insure the issuer's obligations under both the insured securities and the regularly-scheduled payment under the derivative contract and, occasionally, the termination obligation.

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

        The following tables indicate the Company's percentages of par amount (net of reinsurance) outstanding with respect to each type of public finance and asset-backed program. In these and subsequent tables, par amounts reported on an FSA Holdings consolidated level exclude intercompany insured transactions.

Par Outstanding by Type
As of December 31, 2007

	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(in millions)
Public finance	$395,644	2,666	$398,310	$115,790	$282,520
Asset-backed	144,114	1,767	145,881	21,944	123,937

Total	$539,758	$4,433	$544,191	$137,734	$406,457

        As of December 31, 2007, the weighted average life of the direct par insured was approximately 4.3 years for asset-backed and 14.7 years for public finance obligations.

Net Par Outstanding by Program Type
As of December 31, 2007

	Public Finance Programs		Asset-Backed Programs
	Net Par Outstanding	Percent of Total Net Par Outstanding	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
New Issue	$266,293	94%	$114,979	93%
Secondary Market	13,650	5	7,215	6
Assumed	2,577	1	1,743	1

Total	$282,520	100%	$123,937	100%

  Premiums

        In setting insurance premium rates, FSA takes into account the risk it assumes and its projected return. Critical factors in assessing risk include the credit quality of the risk, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors, capital charges assessed by securities rating agencies and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings obtained by the issuer of an insured obligation. S&P assigns a "capital charge" for most obligations insured by FSA. The capital charge for a transaction is an important factor in determining the "return on equity" from a specified transaction premium rate under the Company's proprietary model. Competition arises from other insurers and alternative executions that do not involve insurance. For insurance on GIC and medium term note transactions, transactions involving "repackaging" of outstanding securities and other transactions, FSA's premium may be arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

  Public Finance Obligations

        FSA insures a range of public finance obligations, including:

  •
  general obligation bonds supported by the issuers' taxing power;

  •
  tax-supported bonds supported by a specific or discrete source of taxation, leases or "subject to appropriation" or "moral obligation" (that is, a commitment to consider an appropriation for payment, but not an obligation to appropriate);

  •
  revenue bonds and other obligations of states, their political subdivisions and other municipal issuers that are supported by the issuer's or obligor's covenant to impose and collect fees and charges for public services or specific projects;

  •
  housing bonds secured by portfolios of single-family mortgages or secured by mortgages for government-supported multifamily residences; and

  •
  international public finance obligations, including obligations of sovereign and sub-sovereign issuers and project finance transactions.

        Public finance obligations include municipal bonds, notes and other indebtedness issued by or on behalf of public and quasi-public entities, including states and their political subdivisions, utility districts, public housing and transportation authorities and universities and hospitals. Public finance obligations also include bonds, notes and other indebtedness issued by special purpose entities established to finance investments in infrastructure projects. Some public finance obligations, including most project finance obligations, include non-governmental credit risks (to swap counterparties, insurance companies, construction companies or other non-governmental credits) and operating risks (such as traffic volume or student enrollment).

        In the case of general obligation bonds, an issuer's obligation to pay is supported by the issuer's taxing power. In the case of most revenue bonds and public-private infrastructure financings, an issuer's obligation to pay is supported by the issuer's or obligor's ability to impose and collect fees and charges for public services or specific projects or, in some cases, by federal subsidies or grants.

  The Public Finance Market

        According to industry sources, the total and insured volume since 2003 of long-term U.S. municipal new issues sold were as follows:

U.S. Municipal New Issues Sold(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
2003	$383.6	$190.5	49.7%
2004	359.7	194.9	54.2
2005	408.3	233.0	57.1
2006	388.6	191.3	49.2
2007	429.0	201.0	46.9

(1)
Source: The Bond Buyer, February 7. 2007 and January 8, 2008. Volume is expressed in terms of principal issued and insured on a sale-date basis. Subject to revision as additional information becomes available.

        The U.S. municipal bond market is a mature market in which the volume of new issues has exceeded $359 billion in each of the five years from 2003 through 2007. Volume reached $429 billion for the first time in 2007, largely due to high levels of refundings in the first half of the year. Volume decreased in the fourth quarter as issuers scaled back borrowing in response to market volatility, wider credit spreads and concerns about certain bond insurers. Market volume declined 5% in 2006 from the level in 2005, the previous record year. Bond insurers generally insure about 50% of the U.S. municipal bond market, although insurance penetration rose as high as 57% in 2005. Penetration was approximately 47% in 2007. Rating instability of the Company's peers has resulted in increased market strength for the Company but decreased overall insurance penetration in the public finance market, commencing in the fourth quarter of 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Business Environment and Market Trends."

        Outside the United States, guarantors have insured considerably more par volume in public infrastructure finance in 2006 and 2007 then in the three prior years. International public finance transactions include many public-private partnership financings, such as those authorized under the U.K. Private Finance Initiative, where host governments make payments to private developers or operators based either on the project's availability to meet its public purpose or on its cash revenues or observed usage, as well as other highly structured transactions. Because such transactions tend to have long development times and large par amounts, the timing of transactions may cause volatility in insured volume from year to year.

        Since 2003, the annual totals of non-U.S. public finance par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Par of Non-U.S. Public Finance Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
	(in billions)
2003	$13.9
2004	11.7
2005	14.9
2006	33.2
2007	N/A	(2)

(1)
Source: Association of Financial Guaranty Insurers ("AFGI") news release dated May 14, 2007. Data is subject to revision as additional information becomes available.

(2)
Not available from the same source. Of the four largest monoline guarantors, three disclose the public finance component of their international business in their statistical operating supplements. According to such statistical operating supplements, those three companies insured directly or assumed, in the aggregate, a principal amount of at least $25.6 billion of non-U.S. public finance obligations in 2007.

  FSA's Public Finance Obligations

        FSA's insured portfolio of public finance obligations is divided into nine major categories. Where FSA insures obligations that already carry insurance from another monoline guarantor, FSA categorizes the obligation based on the type of bond or obligation underlying the insurance policy. Until the fourth quarter of 2007, such obligations were categorized as "other domestic public finance obligations" if domestic; international municipal obligations that carried insurance from another guarantor were categorized as "international non-public finance obligations."

        Domestic General Obligation Bonds.    General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers, such as state bond banks, and are supported by the general obligation of the issuer or obligor to pay from available funds and by a pledge of the issuer or obligor to levy taxes in an amount sufficient to provide for the full payment of the bonds.

        Domestic Tax-Supported (Non-General Obligation) Bonds.    Tax-supported (non-general obligation) bonds include a variety of bonds that, though not full faith and credit general obligations, are generally supported by leases, a specific or discrete source of taxation or moral obligation. Lease revenue bonds or certificates of participation ("COPs") are usually general fund obligations that finance real property or equipment that, in the case of leases subject to annual appropriation, FSA deems to serve an essential public purpose (e.g., schools, public safety facilities, courts and, less frequently, correctional facilities). Tax-backed revenue bonds are secured by a lien on pledged tax revenues, including income, retail sales, property, excise and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district. FSA also insures bonds secured by special assessments levied against property owners, which benefit from covenants by the issuer to levy, collect and enforce collections and to foreclose on delinquent properties.

        Domestic Municipal Utility Revenue Bonds.    Municipal utility revenue bonds include obligations of municipal utilities, including electric, gas, water and sewer and solid waste. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

        Domestic Transportation Revenue Bonds.    Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, municipal parking facilities, toll roads and toll bridges and tunnels.

        Domestic Health Care Revenue Bonds.    Health care revenue bonds include bonds of state and local municipal authorities issued on a conduit basis on behalf of not-for-profit health care providers and health care provider systems, payable from amounts derived under loan agreements and notes of such health care providers with such authorities. This category also includes exposure to HMOs, mental health providers and other health-related credits.

        Domestic Housing Revenue Bonds.    Housing revenue bonds include both multifamily and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first-loss guarantees and, in some cases, the general obligation of the issuing housing agency or a state's moral obligation to make up deficiencies. This category also includes multifamily housing bonds supported by capital fund grants appropriated by Congress.

        Domestic Education/University Bonds.    Education/University bonds include obligations of colleges and universities, primarily public or state-supported, and independent primary and secondary schools.

        Other Domestic Public Finance Obligations.    Other domestic public finance obligations insured by FSA include bonds secured by revenues and guarantees from the federal government, financings supported by specific state or local government entity revenues, and stadium financings. This category also includes guarantees of the debt of Citizens Property Insurance, a Florida state-sponsored entity, which provides residential and commercial property and casualty insurance coverage.

        International Public Finance Obligations.    International public finance obligations have non-U.S. obligors and include obligations of sovereign and sub-sovereign issuers, project finance transactions involving projects leased to or supported by payments from governmental or quasi-governmental entities, toll road transactions supported by toll revenues, obligations arising under leases of equipment or facilities by municipal obligors, distribution and transmission utility and water utility financings, securitizations of government-supported receivables or sovereign or municipal debt, corporate debt guaranteed by government-owned financial institutions and other obligations having international aspects but otherwise within the public finance categories described above.

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

        Asset-backed obligations are typically issued in connection with structured financings or securitizations where the securities being issued are secured by or payable with funds from a specific pool of assets. The assets are typically held by a special purpose entity that also acts as the issuer of the insured obligations. Most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt and small business loans. Asset-backed obligations may also be secured by less diverse payment sources, such as small business loans. FSA seeks to structure such transactions to mitigate the correlation risk.

  The Asset-backed Market

        According to industry sources, the new par volumes since 2003 for each type of funded asset-backed security presented, including securities distributed under Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act"), were as follows:

Funded Asset-Backed Securities New-Issue Volume(1)

Year	Funded U.S. Asset-Backed Securities(2)	U.S. Public Issues of Private-Label Mortgage-Backed Securities(3)	Non-U.S. Asset- Backed Securities(4)	Worldwide Funded Collateralized Debt Obligations
	(in billions)
2003	$505.6	$297.1	$198.8	$82.6
2004	691.6	329.1	205.5	127.6
2005	875.2	540.5	278.9	241.3
2006	906.5	570.1	415.4	480.6
2007	594.2	435.8	405.7	410.1

(1)
Source: Asset-Backed Alert, January 7, 2005, January 13, 2006, January 12, 2007 and January 11, 2008. Subject to revision as additional information becomes available.

(2)
Includes public and privately placed corporate and consumer receivable-backed issues (including home equity loan, HELOC and subprime residential mortgage loan securitizations) but excludes private-label mortgage-backed securities, CDOs, commercial paper and those private placements for which information is not available. "Subprime" residential mortgage loans are characterized by lower quality borrowers and a higher lending rate than residential mortgage loans to higher quality "prime" borrowers.

(3)
Generally backed by prime collateral.

(4)
Includes asset-backed and residential mortgage loan-backed securities but excludes CDOs.

        The data in the above table excludes synthetic transactions and therefore does not reflect the growth in the use of CDS during the years covered. According to the International Swaps and Derivatives Association, Inc. ("ISDA"), the notional principal amount of CDS outstanding in world markets was as follows at the dates indicated:

Worldwide Notional Amount of CDS Outstanding(1)

Outstanding Credit Default Swaps Notional Amounts
(in billions)
December 31, 2003	$3,779.4
December 31, 2004	8,422.3
December 31, 2005	17,096.1
December 31, 2006	34,422.8
June 30, 2007	45,464.5

(1)
Source: ISDA surveys on ISDA website as of February 29, 2008.

        According to industry information, the annual totals of funded and synthetic asset-backed par insured of financial guaranty insurance directly originated by monoline guarantors during each year since 2003 were as follows:

Asset-Backed Obligations Insured by Monoline Insurance Companies(1)

Year Ended December 31,	United States		Non-U.S.
	(in billions)
2003	$120.4		$45.0
2004	200.0		46.8
2005	216.3		61.5
2006	262.3		79.2
2007	N/A	(2)	N/A	(2)

(1)
Source: AFGI news release dated May 14, 2007. Includes all funded and synthetic primary-market and secondary-market U.S. insured transactions, excluding public finance obligations. Subject to revision as additional information becomes available.

(2)
Not available from the same source. According to the statistical operating supplements published by the four largest monoline guarantors, those four companies insured directly or assumed, in the aggregate, at least $204.3 billion of U.S. asset-backed par volume in 2007. Information for one of the companies was available only for the first six months of 2007. Three of these companies disclose the non-U.S. component of their asset-backed business, which in aggregate was $40.3 billion in 2007.

  Structure of Asset-backed and Other Non-Public Finance Obligations

        Asset-backed obligations include funded and synthetic transactions:

        Funded Asset-backed Obligations.    Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization or excess cash flow, to cover credit risks associated with the related assets. Asset securitization often represents an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates. Banks have responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Some corporations have found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Many finance companies fund consumer finance and home equity lending through securitization.

        Synthetic Asset-backed Obligations.    Synthetic asset-backed obligations generally take the form of CDS obligations or credit-linked notes that reference either an asset-backed security or pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The Company provides two basic types of insured CDS contracts. One type references a pool of underlying corporate obligations ("pooled corporate CDS") and the other type references existing structured finance securities, primarily CDOs and collateralized loan obligations ("CLOs"), or infrastructure finance transactions, including obligations insured by another financial guaranty insurer. In both cases, exposures insured by the Company generally have an attachment point (the minimum level of losses in a portfolio to which a tranche is exposed, usually expressed as a percentage of the total notional size of the portfolio) at the outset which is determined by the Company and the rating agencies to be at or above a Triple-A credit rating, or may have such rating due to credit enhancement provided by another financial guaranty insurer.

  •
  Pooled Corporate CDS:    The Company's pooled corporate CDS contracts typically cover a pool of reference obligations, such as bonds, bank loans or single name CDS subject to a material deductible. The majority of the risks insured benefit from protection provided to the senior tranches, and are rated Triple-A or higher ("Super Triple-A") credit quality without the benefit of FSA's insurance. The majority are static pools, i.e., pools that are not "managed" in that reference obligations cannot be added or substituted. The Company's portfolio of pooled corporate CDS contracts is segregated into investment and non-investment grade (or "high yield") groups. "Super Triple-A" indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating. Typically a higher attachment point is required to achieve a Super Triple-A level of subordination for a pool of non-investment grade credits than is required for a pool of investment grade credits.

  •
  Funded CDOs and CLOs:    The Company's insured CDS contracts referencing CDOs and CLOs provide credit protection on the senior tranches of funded collateralized structures. CDOs and CLOs are securities backed or collateralized by a diversified managed pool of corporate bonds or loans, respectively. The senior tranches are typically rated Triple-A and would only suffer a loss if the deterioration of the underlying assets exceeds the collateral protection provided by the subordinated debt tranches and equity.

        Some CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit events" specified in the CDS. FSA generally addresses these risks by requiring large deductibles as a condition to payment under pooled corporate CDS insured by FSA.

        The terms of the Company's guaranteed or "insured" CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and otherwise replicate the terms of a traditional financial guaranty insurance policy.

        The Company considers its CDS to be a normal part of its financial guaranty insurance business but, for accounting purposes, FSA-insured CDS are accounted for as derivatives and therefore must be recorded at fair value. Even though the Company intends to hold each of these contracts to its maturity, they are required to be recorded at fair value, with periodic changes reflected through the statements of operation and other comprehensive income as current income, causing volatility in the Company's reported net income. Despite the structural protections associated with the Company's pooled corporate CDS, the significant widening of credit spreads on pooled corporate CDS, as with other structured credit products, during the second half of 2007, resulted in significant mark-to-market losses. The ultimate amount of actual credit losses, if any, will depend on actual loss developments as opposed to market factors. For additional discussion of the impact of the mark-to-market accounting treatment, including valuation methods, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Fair-value Adjustments on Derivatives."

        Most of the Company's industry peers have suffered material market concerns over their exposure to the CDO of ABS sector, relating to securitizations of high grade and mezzanine asset-backed securities, including subprime residential mortgage-backed securities. Some of these companies assumed their exposure to CDOs of ABS in synthetic form, including through guaranties of CDS. Unlike other industry participants, the Company does not have material exposure in its insured portfolio to CDOs of ABS, either in the funded or synthetic form.

  Categorization of Asset-backed and Other Non-Public Finance Obligations

        FSA's insured portfolio of asset-backed and other non-public finance obligations is divided into five major categories, which are broadly based on the type of assets backing the insured obligations and include funded and synthetic obligations and may be in the form of insurance or insurance of CDS. Where FSA insures obligations that already carry insurance from another monoline guarantor, FSA categorizes the obligation based on the type of assets backing the obligations underlying the insurance policy. Until the fourth quarter of 2007, such obligations were categorized as "other domestic non-public finance obligations."

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

        Approximately 40% of the domestic residential mortgage loan obligations currently insured by FSA are HELOCs. The HELOCs are primarily backed by second liens and made to higher quality ("prime") borrowers. They have lower levels of structural protection than typical subprime transactions. The protection is typically provided by excess spread, which is used to pay current period losses and build reserves. Most of FSA's insured HELOCs were originated by mortgage finance companies.

        Approximately one quarter of the domestic residential mortgage loan obligations currently insured by FSA are in the "subprime" sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. Most subprime transactions are secured by fully-amortizing first-lien mortgage loans that pay a fixed rate of interest for two to five years, after which they pay a floating rate of interest. Typically all principal received on the underlying mortgages is paid through to the Triple-A noteholders for at least the first 36 months, causing credit protection to increase over time.

        Approximately 15% of the domestic residential mortgage loan obligations currently insured by FSA are backed by Option Adjustable Rate Mortgages, known as "Option ARMs." Option ARMs are generally backed by first lien mortgage loans made to prime borrowers (on average) with average original loan-to-value ratios of approximately 76%. The loans have three payment options—fully amortizing payment, interest only, and a minimum payment that results in negative amortization of the borrower's loan. The loans generally reset to full amortization on their fifth anniversaries, or possibly earlier if the loan's negative amortization results in loan to value ratios that exceed limits usually between 110% and 125% of the original loan balance (which can happen if interest rates rise and the borrower makes only the minimum payment). Upon reset, monthly payment amounts can increase significantly.

        Less than 10% of the domestic residential mortgage loan obligations currently insured by FSA consist of securities backed by Alt-A first lien residential mortgage loans. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. First lien Alt-A transactions insured by FSA are collateralized by fixed and floating rate loans secured by a first lien on residential property. All principal received on the underlying mortgages is paid through to the senior Triple-A note holders for at least the first 36 months, causing credit protection to increase over time.

        Less than 8% of the domestic residential mortgage loan obligations currently insured by FSA consist of closed-end second-lien mortgage transactions. Closed-end second-lien mortgage loan transactions are backed by fully amortizing loans secured by a second lien on residential property. All FSA closed-end second-lien transactions involve Alt-A borrowers. All principal received on the underlying mortgages is paid through to the senior note holders for at least the first 36 months, causing credit protection to increase over time.

        "Net interest margin" ("NIM") securities are securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans, generally the residual cash flows expected to be produced during the first 12-36 months of a subprime transaction. NIMs represent less than 2% of FSA's domestic residential mortgage loan obligations.

        FSA has generally declined participation in securitizations of so-called "high-cost mortgage loans," characterized by very high interest rates or "points and fees" and subject to restrictive federal and state regulations.

        Domestic Consumer Receivables.    Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations primarily include automobile loans, with some credit card receivables, manufactured housing loans and cash consumer loans. Consumer receivable transactions insured by FSA have tended to be concentrated in the subprime auto loan sector.

        Domestic Pooled Corporate Obligations.    Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include CDOs, such as CBOs, CLOs and comparable risks under CDS obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities.

        Since the late 1990s, a significant market has developed for funded and synthetic CDOs, which are securitizations of bonds, loans or other securities. CDOs are used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs are also used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors.

        Other Domestic Non-Public Finance Obligations.    Other domestic non-public finance obligations include bonds or other securities backed by government securities, letters of credit or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria. Other domestic non-public finance obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are generally either secured by a mortgage on property owned by or leased to an investor-owned utility or have the benefit of a "negative pledge" ensuring that no other material creditors have priority claims to the utility assets. Other domestic non-public finance obligations include securitization of life insurance risks (including so-called "triple-X transactions") and airplane leases, including transactions benefiting from third-party financial guaranty insurance.

        International Asset-Backed Obligations.    International asset-backed obligations include (1) funded and synthetic CDOs, (2) securitizations of perpetual floating rate notes of non-domestic banks, diversified payment rights, future flows, health care receivables and residential housing construction loans, (3) obligations of non-domestic investor-owned utilities and (4) other obligations having international aspects but otherwise within the asset-backed categories described above. FSA allocates individual funded and synthetic CDOs between domestic and international based on the transactions' holdings or potential holdings. Most of the international obligations comprise the international component of funded or unfunded CDOs.

  Insured Portfolio

        A summary of FSA's insured portfolio as of December 31, 2007 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first-loss or excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type
As of December 31, 2007

	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding	Percent of Net Par and Interest
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,328	$114,456	$171,576	29%
Tax-supported	1,207	49,956	77,945	13
Municipal utility revenue	1,184	44,303	72,333	12
Health care revenue	256	14,047	25,709	4
Housing revenue	168	7,711	13,643	2
Transportation revenue	135	17,407	30,406	5
Education/University	128	5,468	8,961	1
Other domestic public finance	23	1,873	3,012	1

Subtotal	10,429	255,221	403,585	67
International obligations	174	27,299	61,103	10

Total public finance obligations	10,603	282,520	464,688	77

Asset-backed obligations
Domestic obligations
Residential mortgages	223	19,774	22,297	4
Consumer receivables	42	11,341	12,060	2
Pooled corporate	322	59,207	63,245	11
Other domestic asset-backed	47	1,976	2,548	0

Subtotal	634	92,298	100,150	17
International obligations	78	31,639	33,468	6

Total asset-backed obligations	712	123,937	133,618	23

Total	11,315	$406,457	$598,306	100%

  Obligation Type

        The table below sets forth the relative percentages of net par insured by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2007	2006	2005	2004	2003
Public finance obligations
Domestic obligations
General obligation	23%	27%	30%	20%	28%
Tax-supported	8	9	12	7	15
Municipal utility revenue	7	8	8	5	12
Health care revenue	2	3	3	3	2
Housing revenue	1	1	1	2	3
Transportation revenue	3	2	4	2	5
Education/University	1	1	1	1	2
Other domestic public finance	1	—	—	—	—

Subtotal	46	51	59	40	67
International obligations	7	7	5	2	2

Total public finance obligations	53	58	64	42	69

Asset-backed obligations
Domestic obligations
Residential mortgages	11	10	9	29	7
Consumer receivables	5	10	5	3	6
Pooled corporate	19	11	13	14	5
Other domestic asset-backed	3	1	1	4	2

Subtotal	38	32	28	50	20
International obligations	9	10	8	8	11

Total asset-backed obligations	47	42	36	58	31

Total	100%	100%	100%	100%	100%

  Terms to Maturity

        Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for asset-backed obligations, in general, are considerably shorter than the contractual maturities for such obligations. For asset-backed obligations, the full par outstanding for each insured risk is shown in the maturity category that corresponds to the final legal maturity of such risk.

        The table below sets forth the contractual terms to maturity of the Company's policies:

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations

	As of December 31,
	2007		2006
Term to Maturity	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
0 to 5 years	$54,037	$42,714	$48,619	$41,236
5 to 10 years	58,719	34,628	54,312	30,027
10 to 15 years	53,676	19,332	47,996	12,170
15 to 20 years	44,446	2,644	41,489	1,860
20 years and above	71,642	24,619	60,764	21,087

Total	$282,520	$123,937	$253,180	$106,380

  Issue Size

        The table below sets forth the net par outstanding broken out by original net par amount:

Net Par Outstanding

	As of December 31,
	2007		2006
Original Net Par	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
Less than $10 million	$41,630	$114	$35,308	$145
$10 to $50 million	90,554	4,752	69,938	3,955
$50 million to $100 million	50,733	11,956	39,353	7,687
$100 million or greater	99,603	107,115	108,581	94,593

Total	$282,520	$123,937	$253,180	$106,380

  Geographic Concentration

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure
As of December 31, 2007

	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,075	$35,508	13%
New York	734	21,485	8
Pennsylvania	840	18,252	6
Texas	792	18,122	6
Florida	272	13,675	5
Illinois	711	13,612	5
New Jersey	634	11,432	4
Michigan	585	11,418	4
Washington	344	9,796	3
Massachusetts	227	7,324	3
Ohio	418	6,662	2
Georgia	128	6,653	2
Indiana	290	5,962	2
All other U.S. locations	3,379	75,320	27

Subtotal	10,429	255,221	90
International obligations	174	27,299	10

Total	10,603	$282,520	100%

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

        The Company earns premiums in its financial guaranty segment. The table below shows amounts attributed to foreign and domestic premiums during each of the last three fiscal years, based on the underlying risks:

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2007	2006	2005
	(in millions)
United States	$337.8	$315.5	$340.6
International	82.8	73.2	63.5

Total net premiums earned	$420.6	$388.7	$404.1

        For a discussion of risks related to the Company's foreign operations, see "Item 1A. "Risk Factors—The Company's international operations expose it to less predictable credit and legal risks."

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

        As of December 31, 2007, the ten largest net insured public finance risks represented $11.4 billion, or 2.8%, of the total net par amount outstanding and the ten largest net insured asset-backed transactions represented $23.1 billion, or 5.7%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same originator have not been aggregated. However, the Company's underwriting policies establish single-risk guidelines applicable to asset-backed securities of the same originator. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest insured risks. Instead, FSA addresses these risks through structural elements of the transactions and by limiting its exposure to the CDO sector in the aggregate. In addition to the single-risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single risks.

The Financial Products Business

  Business Objectives

        The Company's objective for its FP business is to generate positive net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in investments satisfying the Company's investment criteria while minimizing the Company's exposure to interest rate and foreign exchange rate changes. The Company anticipates continued demand over the long term for its GICs business and other financial products programs that employ financial guaranty insurance provided by FSA. Recent instability in the asset-backed market has led to significant declines in market value of asset-backed securities in the Company's portfolio of investments from proceeds of FSA-insured GICs (the "FP Investment Portfolio"). In addition, adverse developments in the CDO of ABS sector have resulted in earlier than anticipated draws on the FP segment GICs issued in connection with CDOs, where the GICs serve as collateral for payment obligations of the issuer under the CDO.

  The GIC Business

        The Company's FP business provides GICs to municipalities and other market participants. FSA insures all GICs issued by the GIC Subsidiaries. The majority of municipal GICs issued by the GIC Subsidiaries relate to debt service reserve funds or construction funds that support municipal bond transactions. The majority of non-municipal GICs issued by the GIC Subsidiaries relate to funds held by issuers of credit-linked notes referencing CDOs of ABS.

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

        The Company is exposed to liquidity risk associated with unexpected withdrawals on its FSA-insured GICs. Liquidity risk is the current and prospective risk to earnings or capital arising from an inability to meet obligations when they come due without incurring unacceptable losses and includes the inability to manage unplanned decreases or changes in funding sources. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn more quickly or more slowly than anticipated to pay project expenses. Structured finance GICs for credit-linked notes may be drawn unexpectedly upon credit events under the CDS related to such notes or upon an event of default with respect to the credit- linked notes. In addition, most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC Subsidiary providing the GIC posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC Subsidiary providing the GIC to avoid such withdrawal by posting collateral or otherwise enhancing its credit.

        The Company manages this risk through the maintenance of liquid collateral and liquidity agreements. To minimize the refinancing risk in the FP Investment Portfolio, bonds in the portfolio are targeted to have shorter weighted average lives than those of the related funding obligations. While this investment strategy poses a degree of reinvestment risk, the Company believes it minimizes liquidity risk. Currently, primarily as a result of slower prepayment rates of residential mortgage loans underlying bonds in the portfolio, the weighted average lives of the investments in the portfolio closely match but are not shorter than those of the related funding obligations.

        Adverse loss developments surrounding subprime residential mortgage backed securities have led to earlier than anticipated withdrawals from GICs supporting credit linked notes referencing CDOs of ABS. As a result, commencing with the fourth quarter of 2007 the Company has been enhancing the liquidity available in its FP Investment Portfolio by investing newly originated GIC proceeds into short term investments. As a result, the NIM on new business originations in the FP segment has been eliminated and, in some cases, negative NIM is generated. Overall, NIM remained positive through December 31, 2007. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Business Environment and Market Trends—Reduced Liquidity in Capital Markets."

        The GIC Subsidiaries issue GICs and, on the same terms, lend the funds raised to FSAM. The payment obligations relating to the GICs generally are (or are converted by FSAM into) U.S. dollar London Inter-Bank Offered Rate ("LIBOR") -based floating rate obligations. FSAM typically invests the funds in U.S. dollar LIBOR-based floating rate investments. To the extent that such investments do not meet such criteria, FSAM utilizes swaps, futures and other hedge transactions to convert them into U.S. dollar LIBOR-based floating rate investments. This investment and funding strategy is designed to minimize the Company's exposure to interest rate and foreign exchange rate changes.

        FSA-PAL, which was formed in 2006, invests in non-U.S. securities. FSAM's and FSA-PAL's investments are investment-grade at the time of purchase. The GIC Subsidiaries, FSAM and FSA-PAL generate their gross profits or losses from the difference between the rates at which the GIC Subsidiaries borrow the funds and the rates yielded by FSAM's and FSA-PAL's investments. All related risk management functions are performed by FSAM. FSAM invests most of its funds in asset-backed securities, predominantly mortgage backed securities, which have experienced significant market value declines commencing with the third quarter of 2007.

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type

	As of December 31,
	2007	2006
	(in millions)
GIC debt:
Municipal	$7,477.9	$6,784.1
Non-municipal GICs:
CDOs of ABS GICs	6,099.8	4,368.0
Pooled corporate and CLO structured GICs	4,404.0	3,820.6
Other non-municipal GICs	786.2	781.2

Total non-municipal GICs	11,290.0	8,969.8

Total GIC debt	18,767.9	15,753.9

VIE debt	2,494.9	2,525.8

Total par value of FP segment debt	$21,262.8	$18,279.7

  Consolidated Variable Interest Entities

        FSA Global is a Cayman Islands-domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as "medium term notes." The Company owns 49% of the voting ordinary shares and 100% of the nonvoting preference shares of FSA Global.

        FSA Global issues securities at the request of interested purchasers in a process known as "reverse inquiry," which generally results in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issues securities in traditional private placements to institutional investors and to participants in lease financings in which Company affiliates may play a number of financing roles. As of December 31, 2007, the VIEs, including FSA Global, had $2.5 billion principal amount of outstanding notes.

        FSA Global is managed as a "match funded vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third party liquidity). This match funded structure is designed to minimize the market and liquidity risks borne by FSA Global and FSA.

        FSA Global generally raises funds that are denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating borrowing rates. In recent years, the funds FSA Global raises have generally been invested in FSA-insured GICs, but it may invest, and has in the past invested, in other FSA-insured obligations. FSA Global invests with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. The majority of FSA Global's investments are either denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating rates. FSA Global's investments mature prior to the maturity of the related FSA Global notes, and pay a higher interest rate than the interest rate on the related FSA Global notes.

Credit Underwriting Guidelines, Standards and Procedures

  Financial Guaranty Business

        Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure public finance obligations, including infrastructure finance transactions, and asset-backed obligations that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards.

        FSA's underwriting guidelines for public finance obligations require that a transaction be rated investment grade by Moody's or S&P or, in the alternative, that the credit quality of the obligor is considered by FSA to be the equivalent of investment grade. Where the obligor is a governmental entity with taxing power or providing an essential public service paid by taxes, assessments or other charges, supplemental protections may be required to ensure sufficient debt service coverage. Where appropriate, the obligor may be required to provide a rate covenant and a pledge of additional security (e.g., mortgages on real property, liens on equipment or revenue pledges) to secure the insured obligation.

        Public finance obligations that are infrastructure finance transactions are also subject to underwriting guidelines requiring that they relate to facilities used to provide an essential public service. Such infrastructure financings may be domestic or international, and include public-private partnership transactions, such as those authorized under the U.K. Private Finance Initiative. Municipal utility revenue bonds and transportation revenue bonds may also be infrastructure transactions. FSA's underwriting guidelines require that FSA minimize or mitigate other sources of risk in its infrastructure finance transactions, such as construction or operations risk, through structural elements.

        FSA's underwriting guidelines for asset-backed obligations vary by obligation type in order to reflect different structures and types of credit support. FSA seeks to insure asset-backed obligations that generally provide for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of CDS, a deductible) or third-party protection (such as bank letters of credit, guarantees, net worth maintenance agreements, indemnity agreements, CDS or reinsurance agreements). Asset-backed obligations insured by FSA often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance-based triggers.

        Overcollateralization or third-party protection does not necessarily protect FSA against all risk of loss, but is generally intended to assume the primary risk of financial loss. Overcollateralization and third-party protection may not be required in transactions in which FSA is insuring the obligations of certain highly rated issuers that typically are regulated, have implied or explicit government support, or are short-term.

        FSA's underwriting policy allows for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer is or may be in default. Overcollateralization and third-party protection may not be required in such transactions.

        In addition, FSA may insure on a selective basis so-called "future flow," "diversified payment right," "triple-X," "airplane enhanced equipment trust certificate" and "whole business" securitizations in which FSA may be exposed to a level of corporate risk greater than found in traditional asset-backed securities. FSA has also insured "extreme mortality" transactions, which, like "triple-X" securitizations insured by FSA, expose FSA to investment-grade levels of mortality risk. Historically, FSA has been very selective in insuring securities with risks that it considered difficult to conservatively underwrite. For example, FSA has no material exposure in its insured portfolio to CDOs of ABS.

        FSA may insure securities previously insured by another financial guaranty insurer. Until the fourth quarter of 2007, any such "previously wrapped" obligation was required to conform to FSA's underwriting requirements without regard to the previous wrap or, in some cases, be a "near miss"—i.e., a transaction that comes close to but does not entirely conform with FSA's underwriting guidelines. Commencing with the fourth quarter of 2007, previously wrapped transactions that are a "near miss" no longer qualify for FSA insurance.

        FSA has several programs that provide insurance for obligations trading in the secondary markets, including its Custody Receipt Program and its TAGSS® Program. FSA's underwriting guidelines require the same underwriting standards on secondary-market issues as on new issues, although FSA's control rights in the event of default are generally more limited.

        FSA's general policy has been to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the senior obligations. In the CDS sector, FSA often insures risks, and in the funded sector FSA sometimes insures securities, on a "compressed" or "mezzanine" basis in which the obligations insured by FSA are subordinate, in whole or in part, to more senior uninsured obligations and where the risk insured by FSA is typically Triple-A without the benefit of FSA's insurance.

  The Underwriting Process

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

        The Company's Risk Management Committee reviews the Company's insured portfolio on a periodic basis. The Risk Management Committee includes FSA's Chief Risk Management Officer and the four Chief Underwriting Officers (Domestic, International, International Structured Finance and Municipal Underwriting), as well as the Chief Executive Officer, President, General Counsel, Chief Financial Officer and the heads of the Transaction Oversight groups.

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

        Final transaction approval is obtained from FSA's Management Review Committee (the "MRC") for asset-backed transactions and international transactions and from FSA's Municipal Underwriting Committee (the "MUNC") for domestic municipal transactions. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. Following approval, the Chair of the applicable underwriting committee may approve minor transaction modifications. Major changes require the concurrence of the applicable underwriting committee.

        The MRC is composed of FSA's Chief Executive Officer, President, Chief Risk Management Officer, Chief Domestic Underwriting Officer, Chief International Underwriting Officer, Chief International Structured Finance Officer, General Counsel and Associate General Counsel for Asset-

Backed Transactions. The Chief Executive Officer, President, General Counsel and Chief Risk Management Officer are not required to participate in MRC meetings for transactions meeting certain criteria. The MRC may delegate approval authority for certain highly rated asset-backed transactions that fall below established monetary thresholds.

        The MUNC is composed of FSA's Chief Executive Officer, President, Chief Municipal Underwriting Officer, a Municipal Underwriting Officer, Managing Director of Public Finance and Associate General Counsel for Municipal Transactions. The MUNC approval process generally requires approval by at least:

  •
  the Chief Executive Officer or President,

  •
  the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and

  •
  an Associate General Counsel for Municipal Transactions.

        The Chief Executive Officer and President are not required to participate in MUNC meetings for transactions meeting certain criteria. Subject to applicable limits, public finance transactions satisfying credit and return requirements may be approved by a committee (the "Demi-MUNC") composed of at least two voting members, one of whom must be the Chief Municipal Underwriting Officer, Municipal Underwriting Officer or Managing Director for Municipal Operations, and any one of certain managing directors and directors designated by the MUNC.

  Transaction Oversight and Transaction Services

        FSA's Transaction Oversight Groups and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Municipal and Asset-Backed Transaction Oversight Groups are responsible for monitoring the performance of outstanding transactions. The Transaction Oversight Groups and TSC are responsible for taking remedial actions for underperforming transactions as appropriate. The managers of the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter and developments with respect to poorly performing transactions. The Transaction Oversight Groups review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC and the Risk Management Committee determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations.

        Reviews of transactions typically include an examination of reports provided by, and (as circumstances warrant) discussions or site visits with, issuers, obligors, originators, servicers, collateral managers, trustees and other transaction participants. Review of reports may include financial audits, servicer audits, evaluations by third-party appraisers, engineers, consultants or reports by other experts retained by the obligor or FSA. The Transaction Oversight Groups review transactions to determine the level of ongoing attention required. These judgments relate to current credit quality and other factors, including compliance with reporting or other requirements, legal or regulatory actions involving transaction participants or other concerns that may not have a direct bearing on credit quality. Transactions with the highest risk profile are generally subject to more intensive review and, if appropriate, remedial action. The Transaction Oversight Groups and TSC work together with the Legal Department and Corporate Research in monitoring these transactions, negotiating restructurings and pursuing appropriate legal remedies.

        The Company's Transaction Oversight Groups maintain and update internal credit ratings. They also assign each credit to one of five designated surveillance categories to facilitate appropriate allocation of resources to loss mitigation efforts and to efficiently communicate the relative credit condition of each risk exposure, as well as the overall health of the insured portfolio. Such categorization is determined in part by the risk of loss and in part by the level of routine involvement required and monitoring cycle deemed appropriate. The surveillance categories are organized as follows:

  •
  Categories I and II represent fundamentally sound transactions requiring routine monitoring, with Category II indicating that routine monitoring is more frequent, due, for example, to the sector or a need to monitor triggers.

  •
  Category III represents transactions with some deterioration in asset performance, financial health of the issuer, or other factors, but for which losses are deemed unlikely. Active monitoring and intervention is employed for Category III transactions.

  •
  Category IV reflects transactions demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable. Category IV is the equivalent of "watch list" by banking industry standards.

  •
  Category V reflects transactions where losses are probable. This category includes (1) risks where claim payments have been made and where additional payments, net of recoveries, are expected, and (2) risks where claim payments are probable but none have yet been made. Category IV and Category V transactions are subject to intense monitoring and intervention.

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above:

Par Outstanding

	As of December 31,
	2007		2006
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$527,931	$395,470	$471,588	$353,819
Category III	8,467	5,053	8,851	4,906
Category IV	3,976	3,297	468	435
Category V no claim payments	2,654	1,737	399	360
Category V with claim payments	1,163	900	84	40

Total	$544,191	$406,457	$481,390	$359,560

Case Reserves

	As of December 31,
	2007		2006
	Gross	Net	Gross	Net
	(in millions)
Category V no claim payments	$112.6	$64.4	$48.4	$39.3
Category V with claim payments	62.0	33.7	41.9	13.7

Total	$174.6	$98.1	$90.3	$53.0

        Activity in the liability for losses and loss adjustment expense reserve, which consists of case and non-specific reserves, is summarized as follows:

Rollforward of Loss and Loss Adjustment Expense Reserves

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Case Reserve Activity:
Gross balance at January 1	$90.3	$90.0	$80.6
Less reinsurance recoverable	37.3	36.3	35.4

Net balance at January 1	53.0	53.7	45.2
Transfer from non-specific reserve	69.4	1.2	10.5
Paid (net of recoveries) related to:
Current year	(8.3)	—	—
Prior year	(16.0)	(1.9)	(2.0)

Total paid	(24.3)	(1.9)	(2.0)

Net balance at December 31	98.1	53.0	53.7
Plus reinsurance recoverable	76.5	37.3	36.3

Gross balance at December 31	174.6	90.3	90.0

Non-specific Reserve Activity:
Balance at January 1	137.8	115.7	99.3
Provision for losses
Current year	25.8	17.8	20.4
Prior year	5.8	5.5	5.0
Transfers to case reserves	(69.4)	(1.2)	(10.5)
Restructured transactions	—	—	1.5

Balance at December 31	100.0	137.8	115.7

Total case and non-specific reserves	$274.6	$228.1	$205.7

  Financial Products Business

  The GIC Business Underwriting and Investment Process

        The Company's GIC Subsidiaries issue GICs and FSAM and its UK subsidiary FSA-PAL make investments in accordance with the FP underwriting guidelines. These underwriting guidelines require that each GIC and investment meet the funding strategy of the FP business. The funding strategy, in turn, reflects the Company's short-term liquidity needs to meet withdrawals and purchase assets; the Company's collateral posting obligations under collateralized GICs; the availability of attractive investments; and the risk that actual GIC withdrawals may vary from expected.

        FP's underwriting guidelines also govern FSAM's investment of funds raised from the issuance of GICs. FSAM only invests in securities that are investment-grade at the time of purchase. The Company manages its GIC investment portfolio to maintain sufficient liquidity to address expected and unexpected GIC withdrawals and to maintain sufficient eligible collateral to support collateralized GICs.

        Final transaction approval for a GIC depends on the type and size of the GIC along with other criteria. FP's underwriting guidelines require that the head of the FP group and an FP group risk manager approve all GICs and specify whether approval from FSA's Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

        Final transaction approval for an investment by FSAM or FSA-PAL depends on the investment sector, credit rating, amount and other factors. The FP underwriting guidelines require that the head of the FP group and an FP group risk manager approve all investments and specify whether approvals from FSA's Chief Executive Officer, President, Chief Risk Management Officer and/or other officers is also required.

  Financial Products Risk Management

        FP Market Risk Management and FP Credit Risk Management are the two components of FP Risk Management, and together are responsible for monitoring the ongoing asset performance of the FP Investment Portfolio, including the underlying exposure to non-agency RMBS, as well as the performance of the portfolio of outstanding GICs. FP Market Risk Management and FP Credit Risk Management are independent of the FP business originations process and report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the market, credit and liquidity risks in the GIC portfolio and FP Investment Portfolio as well as material changes that may have occurred during the quarter.

        In monitoring the FP Investment Portfolio, FP Risk Management utilizes both proprietary and third-party models and analyses, focusing on the underlying collateral of the ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with its credit rating. FP Risk Management evaluates the liquidity adequacy of the portfolio to ensure that even under various stress conditions, such as a decrease in current expected prepayment rates that would result in a lengthened weighted average life of the investments, the portfolio would still have adequate liquidity to pay the debt service on its funding obligations as they become due, and also evaluates interest rate and currency risks in the portfolio to assess market risk. The FP Investment Portfolio is also regularly reviewed to determine if there are other than temporary impairments ("OTTI").

        FP Risk Management monitors the portfolio of outstanding GICs and the interest rate, currency, and liquidity risks in the portfolio to assess market risk as well as liquidity risk arising from unexpected or early withdrawals. FP Credit Risk Management assesses the performance of individual transactions to determine the level of ongoing supervision needed. These determinations relate to the current credit quality of any transactions underlying GICs as well as other factors and utilize both proprietary and third-party models and analysis.

        With respect to transactions governed by ISDA master agreements, FP Risk Management monitors net counterparty credit exposure and, when the exposure exceeds an agreed to limit, demands collateral from the counterparty in accordance with the relevant master agreement.

  Corporate Research

        FSA's Corporate Research Department is composed of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit quality of entities participating in or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval, and to the Risk Management Committee as part of periodic portfolio reviews.

  Legal

        The Company's Legal Department is composed of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company's Legal Department is divided into five sectors: asset-backed transactions, municipal transactions, financial products, regulatory/reinsurance/corporate and compliance. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with his or her counterpart in the relevant financial guaranty group in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions. Asset-backed obligations insured by the Company are ordinarily executed with the assistance of outside counsel working closely with the Legal Department. Public finance obligations insured by the Company are ordinarily executed without employment of outside counsel. The financial products attorneys in the Legal Department work together with their counterparts in the FP group in developing and overseeing the execution of approved financial products transactions. The Legal Department works closely with the Transaction Oversight Groups and TSC in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters. The Chief Compliance Officer is a member of the Legal Department and provides quarterly compliance and regulatory activity reports to the Company's Executive Management Committee and the Audit Committee of the Board of Directors of the Company.

  Finance

        The Company's Finance Department is composed of a professional staff of accountants and financial analysts under the direction of the Chief Financial Officer. The Company's Finance Department is divided into two principal sections: Accounting and Treasury. Accounting plays the primary role in establishing and complying with accounting policies and procedures consistent with each of the various accounting standards under which the Company and its subsidiaries prepare its financial statements, including accounting principles generally accepted in the United States of America ("GAAP"), International Financial Reporting Standards ("IFRS") and various statutory methods prescribed for its domestic insurance operations and non-U.S. subsidiaries and branches. Treasury plays the primary role in developing and monitoring the operating and capital plans. This department is also responsible for optimizing the Company's capital structure, ensuring the capital and liquidity resources are maintained at Triple-A levels and periodically evaluating returns on deployed capital. The Finance Department works closely with all areas of the Company to ensure that all transactions are well understood, processed in an appropriate and controlled manner, and accounted for properly. This department is also responsible for ensuring that the Company maintains adequate internal control systems over financial reporting and periodically meets to review and discuss financial filings prior to their submission with the SEC. The Controller is the head of the Accounting Department and regularly attends meetings of the Audit Committee of the Board of Directors. The Treasurer is the leader of the Treasury Department and regularly attends meetings of the Investment Committee of the Board of Directors.

  Management Information Systems

        The Company's Management Information Systems ("MIS") Department is composed of a professional staff of technical architects, programmers, analysts and administrators under the direction of the Chief Technology Officer. The Company's MIS Department is divided into two principal sections: Operations and Development. Operations is responsible for the operations and monitoring of the Company's hardware, software and network systems. Development is responsible for developing and maintaining the firm's proprietary applications. The Chief Technology Officer reports directly to the Company's President. The MIS Department develops implementation procedures and standards, enforcement mechanisms, and user guidance for the Company's electronic information systems and networks. In its implementation and enforcement of electronic information policies, the MIS Department deploys technology to control the use of the Company's information and communication systems, and to log or monitor the use of the Company's computers, networks or other electronic systems by employees, contractors, or remote users.

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

        Historically, FSA has faced competition from other Triple-A-rated monoline financial guaranty insurers, primarily Ambac Assurance Corp. ("Ambac"), CIFG Guaranty, Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA") and XL Capital Assurance Inc. Competition has been largely based on premium rates, capacity, underwriting requirements and trading levels.

        In recent years, FSA has also faced competition from Assured Guaranty Corp. ("AGC") and Radian Asset Assurance Inc., relatively new entrants to the market. Such new entrants to the market have provided increasing competition to more established market participants such as FSA as they attempt to grow their market share. In the fourth quarter of 2007, Berkshire Hathaway Assurance Company ("BHAC") commenced operations as a financial guaranty insurer. Given BHAC's affiliation with Triple-A rated Berkshire Hathaway Company, BHAC may prove to be a significant competitor to the Company in the public finance sector.

        Commencing with the fourth quarter of 2007, most of the Company's Triple-A rated industry peers have had their ratings downgraded, placed on credit watch or placed on negative outlook by one or more rating agency, with FSA being the only "Triple-A/stable" rated monoline among the four major guarantors, and with AGC being the only other "Triple-A/stable" guarantor among the Company's industry peers.

        In addition, some of the Company's industry peers have announced their intention to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance, and the Superintendent of Insurance of the State of New York (the "New York Superintendent") has stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations such as CDOs of ABS.

        The resolution of these recent developments and their long-term impact on the Company's competitive position and the industry concentration remains uncertain. Perceived lack of durability of Triple-A ratings may lead investors to prefer "natural" Triple-A securities (securities that are rated Triple-A without a guaranty) to insured Triple-A securities. On the other hand, increased performance concerns with respect to asset-backed securities may augment demand for financial guaranty insurance. At the same time, if other financial guarantors divide their operations, FSA may experience market pressure to do the same. In addition, new regulatory limits on the financial guaranty insurance business may limit FSA's business opportunities going forward.

        Traditional credit enhancers such as bank letter of credit providers and mortgage pool insurers provide competition to FSA as providers of credit enhancement for asset-backed obligations. Actions by securities rating agencies in recent years have significantly reduced the number of Triple-A-rated financial institutions that can offer a product directly competitive with FSA's Triple-A guaranty, and risk-based capital guidelines applicable to banks have generally increased costs associated with letters of credit that compete directly with financial guaranty insurance. Nonetheless, bank sponsored commercial paper conduits, bank letter of credit providers and other forms of credit enhancement, such as cash collateral accounts provided by banks, continue to provide significant competition to FSA. In addition, CDS, credit-linked notes and other synthetic products provide coverage directly competitive with financial guaranty insurance, and expand the universe of participants in the financial risk market. In recent years, derivative product companies and other structured investment vehicles have competed with the Company on a limited basis in the CDS market. Bank affiliates may participate in the U.S. insurance business, including the financial guaranty insurance business.

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

        From time to time other parties consider establishing new financial guaranty insurers that may compete with the Company. Entry requirements generally include:

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

However, new entrants into the industry such as BHAC may be able to call on other options such as parent contingent guarantees to avoid or minimize some of these requirements.

        In December 2004, FSA obtained CDS protection on an excess-of-loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated "Super Triple-A" at inception. As of December 31, 2006, the CDS provided approximately $4.6 billion of credit protection. Given the high credit quality of the risk transferred to the CDS provider, the main effect of this CDS was to improve FSA's statutory capital ratios and increase FSA's margin under regulatory risk limits on aggregate insured exposures. This CDS protection was terminated by FSA in January 2007.

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

        As of December 31, 2007, FSA reinsured approximately 25.3% of its principal amount outstanding. FSA obtains reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

  •
  meet internal, rating agency and regulatory risk limits,

  •
  diversify risks,

  •
  reduce the need for additional capital, and

  •
  strengthen financial ratios.

        FSA's reinsurance may be on a quota share, first-loss, or excess-of-loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by FSA. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess-of-loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require FSA to retain a minimum portion of the risks reinsured.

        FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. By annual treaty, FSA employs "automatic facultative" reinsurance that permits FSA to apply reinsurance to transactions it selects subject to certain limitations. The remainder of FSA's treaty reinsurance provides coverage for a portion, subject in certain cases to adjustment at FSA's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty is either cancelable annually upon 90 days' prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, FSA generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law. FSA monitors the financial condition of its reinsurers.

        Primary insurers, such as FSA, are required to fulfill their obligations to policyholders even if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers as of December 31, 2007 were Assured Guaranty Re International Ltd. (formerly ACE Capital Re International Ltd.); BluePoint Re, Limited; Mitsui Sumitomo Insurance Company, Limited; Radian Asset Assurance Inc. (successor to Radian Reinsurance Inc., formerly Enhance Reinsurance Company); RAM Reinsurance Co. Ltd.; Swiss Reinsurance Company; Tokio Marine and XLFA. FSA had reciprocal surplus share reinsurance treaties with Ambac and FGIC that provided quota share reinsurance on transactions exceeding specified par amounts insured. These reciprocal treaties expired on December 31, 2007 and June 30, 2007, respectively, and were not renewed.

        Securities rating agencies allow FSA "credit" for reinsurance based on the reinsurer's ratings. Generally, 95-100% credit is allowed for Triple-A reinsurance, 65-90% credit is allowed for Double-A reinsurance, and 40-60% credit is allowed for Single-A reinsurance. In addition, a number of FSA's reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA. In some cases, the pledged collateral augments the rating agency credit for the reinsurance provided to FSA. Given the financial strength of its reinsurers, FSA requires collateral from reinsurers primarily to (a) receive statutory credit for the reinsurance, (b) provide liquidity to FSA in the event of claims on the reinsured exposures, and (c) enhance rating agency credit for the reinsurance.

        In recent years, a number of FSA's reinsurers have been downgraded from Triple-A to Double-A or lower by one or more rating agency. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

        Credit developments with respect to subprime residential mortgage-backed securities and CDOs of ABS promise to adversely impact a number of the Company's reinsurers in 2008, but FSA's three principal reinsurers have maintained stable ratings. In the event of a downgrade by Moody's, S&P or, in some cases, Fitch of a reinsurer's rating, FSA generally has the option to re-assume all business ceded to the downgraded reinsurer on a treaty-by-treaty basis, and in some cases it has the option to re-assume all business that does not exceed internal, regulatory or rating agency single risk limits.

        In 2004, the insurance laws of the State of New York (the "New York Insurance Law") were amended to allow financial guaranty insurers such as FSA to treat qualifying CDS from highly rated financial institutions as collateral for purposes of satisfying risk limits and certain reserve requirements.

These amendments allow financial guaranty insurers to employ CDS as collateral for statutory accounting purposes, with the collateral having effects similar to reinsurance in reducing single and aggregate risks for statutory purposes. In December 2004, FSA obtained CDS protection on an excess-of-loss basis (exceeding very large deductibles) on a number of FSA-insured synthetic CDO transactions shadow rated "Super Triple-A" at inception. This CDS was terminated by FSA in January 2007.

        FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies or reinsured by FSA from FSAUK. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserves, or "statutory capital," at the end of the prior calendar quarter.

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

        Under this agreement, FSA-UK ceded to FSA approximately 96.3% of its retention after third-party reinsurance of its policies issued in 2007.

Rating Agencies

        The value of FSA's insurance product is generally a function of the "rating" applied to the obligations it insures. The financial strength of FSA and its insurance company subsidiaries is rated "Aaa" by Moody's and "AAA" by S&P, Fitch and Rating and Investment Information, Inc. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

        These rating agencies periodically review FSA's business and financial condition, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, as well as the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's Triple-A rating. FSA's ability to compete with other Triple-A-rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

        Moody's, S&P and Fitch apply their own capital adequacy models in assessing the financial strength of FSA. Financial factors considered by the rating agencies in assessing capital adequacy include:

  •
  capital charges or other assessments of credit risks for FSA's insured portfolio, including the degree of risk embedded in FSA-insured GICs;

  •
  the quality of FSA's assets and other investments;

  •
  the credit quality of FSA's reinsurers and the type of reinsurance and the collateral, if any, provided thereby;

  •
  credit lines and other capital support arrangements ("soft capital");

  •
  premium revenues expected to be generated from outstanding policies;

  •
  anticipated future new business originations and anticipated future losses; and

  •
  holding company financial strength and leverage.

        Given the importance of its ratings to its on-going business, FSA's underwriting process generally includes an analysis of the impact on rating agency capital adequacy determinations in addition to other measures of creditworthiness. Reference is made to the published reports of Moody's, S&P and Fitch regarding the Company, capital adequacy models, the bond insurance business in general and FSA's standing relative to other industry participants on the basis of capital adequacy and profitability.

        Adverse developments surrounding the Company's industry peers commencing in the fourth quarter of 2007 have led to changing views of the financial guaranty sector at the rating agencies, increasing the likelihood of adverse rating actions should they deem that conditions so justify.

Insurance Regulatory Matters

  General

        FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the New York Insurance Law and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma-domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent and other state insurance regulatory authorities. The last completed examination was conducted in 2004 for the three-year period ended December 31, 2002, and the next examination is expected to begin in 2008 for the five-year period ended December 31, 2007.

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

        FSA has a Tokyo branch authorized to transact insurance business in Japan and subject to regulation by Japanese authorities. FSA Mexico has a license to transact financial guaranty insurance in Mexico and is subject to regulation by the Mexican authorities.

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

        For purposes of Article 69, "municipal bonds" includes qualifying project finance transactions, sovereign issuances and securitizations of government-supported receivables.

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

        Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to the "corporate" limit (applicable to insurance of unsecured corporate obligations) equal to 10% of the sum of the insurer's policyholders' surplus and contingency reserves. For example, "triple-X" and "future flow" securitizations, as well as unsecured investor-owned utility obligations, are generally subject to these "corporate" single-risk limits.

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

        Adverse developments surrounding the Company's industry peers have led state insurance regulators and federal regulators to question the adequacy of the current regulatory scheme governing financial guaranty insurers. In February 2008 the New York Superintendent stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations such as CDOs of ABS. These developments may lead to further regulation of the financial guaranty insurance sector, which may in turn restrict future activities of the Company.

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

        Based on FSA's statutory statements for 2007, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2007 was approximately $162.9 million.

  Financial Guaranty Insurance Regulation in Other Jurisdictions

        FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

        The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA-UK. Pursuant to European Union Directives, FSA-UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guarantees issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Japan Financial Services Authority regulates the activities of FSA's Tokyo branch. The Ministry of Finance and the Mexican National Commission of Insurance and Finance regulate the activities of FSA Mexico.

U.S. Bank Holding Company Act

        Dexia indirectly owns 99.9% of the Company's common stock. Because Dexia has a non-U.S. bank subsidiary with a branch in the U.S., Dexia and all of its subsidiaries, including the Company and its subsidiaries, are subject to the U.S. Bank Holding Company Act (the "BHC Act"). In general, the BHC Act restricts the activities of banking organizations and their affiliates to the ownership and operation of banks and to other activities that are "closely related to banking" as determined by the Board of Governors of the Federal Reserve System. Insurance activities such as those conducted by certain of the Company's subsidiaries are generally not permissible under this restriction. Under the BHC Act, however, an organization that qualifies as a "financial holding company" is permitted to engage in a broader range of permissible "financial activities." "Financial activities" include insurance underwriting and agency activities as well as merchant banking. For Dexia to qualify as a "financial holding company," it and its non-U.S. bank subsidiary with a branch in the U.S. must be both:

  •
  "well capitalized," which requires a Tier I capital to risk-based assets ratio of at least 6% and a total capital to risk-based assets ratio of at least 10%, as calculated under home country standards (Tier I, or core, capital includes equity capital less certain intangibles), and

  •
  "well managed," which requires a composite U.S. banking office examination rating by the relevant U.S. bank regulator of at least "satisfactory."

        Dexia holds its investment in, and operates, the Company and its subsidiaries under the "financial activities" authorization permitted to "financial holding companies." If Dexia does not continue to meet the requirements for qualifying as a "financial holding company," it may lose its ability to hold its investment in, or operate, the Company and its subsidiaries.

Investments

        The Company segregates its investments into various portfolios:

  •
  the "FP Segment Investment Portfolio," which is made up of:

  •
  the "FP Investment Portfolio," consisting of the investments supporting the GIC liabilities; and

  •
  the "VIE Investment Portfolio," consisting of the investments supporting the VIE liabilities;

  •
  the assets acquired in refinancing FSA-insured transactions; and

  •
  the "General Investment Portfolio," consisting of the investments held by FSA, FSA Holdings and other subsidiaries not included in the portfolios above.

        The Company is exposed to various risks in its investment portfolios, including credit, liquidity, currency exchange rate and interest rate risks.

        As of December 31, 2007, the Company also had investments in strategic partners, including XLFA and TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds. The investment in XLFA consists of $39.0 million of preferred shares bearing a fixed coupon of 8.25% and puttable at par commencing November 2008.

  Investments Insured by the Company

        Both the General Investment Portfolio and the FP Investment Portfolio include fixed-income investments insured by FSA ("FSA-Insured Investments"). At December 31, 2007, the General Investment Portfolio included $371.8 million of FSA-Insured Investments, representing approximately 7.5% of the portfolio, and the FP Investment Portfolio included $765.0 million of FSA-Insured Investments, measured at fair value, representing approximately 4.7% of the portfolio.

        The Company records these investments as available-for-sale securities and carries them at fair value, which, so long as the investments are acquired in the ordinary course of business, includes the effect of the embedded FSA guaranty. The Company's accounting treatment of the FSA-Insured Investments is based on Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires that investment securities be carried at fair value, applying quoted prices where available. Quoted prices reflect the value of the embedded FSA insurance policy and related Triple-A rating.

  General Investment Portfolio

        Management's primary objective in managing the General Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than Triple-A. The General Investment Portfolio is managed by unaffiliated professional investment managers and the Company's affiliate FSA Portfolio Management, which manages the majority of the Company's municipal portfolio. The investment management function is overseen by the Investment Committee of the Company's Board of Directors. The Company's investment in XLFA preferred stock is included in the General Investment Portfolio.

        To accomplish its objectives, the Company has established guidelines for eligible fixed-income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed-income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest primarily in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed- income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset-backed securities and mortgage-backed securities. In applying its investment guidelines, the Company uses the published rating for FSA-Insured Investments, rather than the rating that such securities would have without giving effect to the FSA guaranty, referred to as the "shadow rating." The Company's current investment strategy is to invest in quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The following table summarizes the Company's General Investment Portfolio by security type:

General Investment Portfolio by Security Type

	As of December 31,
	2007			2006
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97.3	4.53%	$101.4	$165.5	4.72%	$166.0
Obligations of U.S. states and political subdivisions	3,920.5	4.84	4,064.6	3,663.8	4.91	3,834.2
Mortgage-backed securities	404.3	5.64	407.8	262.6	5.37	259.5
Corporate securities	198.4	5.24	201.2	218.2	4.96	217.5
Foreign securities	248.0	5.00	256.3	213.1	4.54	221.4
Asset-backed securities	23.1	5.07	23.3	22.9	4.60	22.9

Total bonds	4,891.6	4.93	5,054.6	4,546.1	4.91	4,721.5
Short-term investments	96.3	4.18	97.4	96.1	4.55	96.6

Total fixed-income securities	4,987.9	4.91	5,152.0	4,642.2	4.91	4,818.1
Equity securities	40.0		39.9	54.3		54.3

Total General Investment Portfolio	$5,027.9		$5,191.9	$4,696.5		$4,872.4

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The Company's investments in mortgage-backed securities primarily consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. The Company also held, as of December 31, 2007, $36.9 million of Triple-A-rated CMOs which are not guaranteed by government agencies.

        Mortgage-backed securities differ from traditional fixed-income bonds because they are subject to prepayments at par value without penalty when the underlying mortgage loans are prepaid at the borrower's option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing loan interest rates are lower than the rates on the underlying mortgage loans, and by the terms of the loans. When prepayments occur, the proceeds must be reinvested at then-current market rates, which may be below the yield on the prepaid securities.

        For further information regarding the General Investment Portfolio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General Investment Portfolio."

  FP Investment Portfolio

        The FP Investment Portfolio is broadly comprised of short term investments, non-agency RMBS, securities issued or guaranteed by U.S. sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs, and other asset-backed securities. Non-agency RMBS comprise the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: home equity loans to non-prime borrowers, commonly referred to as "subprime" loans, alternative A loans, Option ARMs, closed-end second lien mortgage, HELOCs and prime loans. The FP Investment Portfolio also includes NIM securitizations.

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS 115. The Company records the difference between the book value and fair value of these securities (the "unrealized gains and losses") net of deferred tax, as a component of accumulated other comprehensive income. In the FP Investment Portfolio, unrealized losses of $922.1 million, net of tax, as of December 31, 2007 resulted from the general increase of credit spreads and liquidity premium in the mortgage and asset-backed securities markets. For further information regarding the portfolio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FP Investment Portfolio." For a discussion of the management of the investment strategies and management of the FP Investment Portfolio, see "—Financial Products Business" and "—Credit Underwriting Guidelines, Standards and Procedures—Financial Products Business—Financial Products Credit Risk Management."

        The following table summarizes the Company's FP Investment Portfolio by security type:

FP Investment Portfolio by Security Type

	As of December 31,
	2007		2006
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$13,016.0	$11,714.6	$10,987.8	$11,010.6
Agency RMBS(1)	1,064.3	1,058.2	1,009.9	1,012.5
U.S. Municipal bonds	556.2	555.4	756.0	763.6
Corporate	521.7	519.2	468.4	479.3
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	471.0	431.6	359.1	360.4
Other (primarily asset backed)	1,585.9	1,517.5	1,983.3	2,003.3

Total available-for-sale bonds	17,215.1	15,796.5	15,564.5	15,629.7
Short-term investments	1,918.7	1,918.7	640.2	640.2
Trading portfolio	337.2	349.8	117.5	119.4

Total FP Investment Portfolio	$19,471.0	$18,065.0	$16,322.2	$16,389.3

(1)
Includes RMBS or ABS issued or guaranteed by U.S. sponsored agencies (including but not limited to Fannie Mae or Freddie Mac).

  VIE Investment Portfolio

        The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. All bonds in the VIE Investment Portfolio are insured by FSA.

        The following table summarizes available-for-sale bonds and short-term investments in the VIE Investment Portfolio by security type:

Available-for-Sale Securities in the
VIE Investment Portfolio by Security Type

	As of December 31,
	2007		2006
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Obligations of U.S. states and political subdivisions	$15.5	$16.2	$15.7	$15.7
Foreign securities	9.2	9.6	9.1	9.7
Asset-backed securities	1,094.7	1,113.8	1,102.9	1,102.9
Short-term investments	8.6	8.6	19.5	19.5

Total available-for-sale bonds and short-term investments	$1,128.0	$1,148.2	$1,147.2	$1,147.8

Employees

        As of December 31, 2007, the Company had 396 employees. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

        In its filings with the Securities and Exchange Commission (the "SEC"), reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to:

  •
  projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

  •
  statements of plans, objectives or goals of the Company or its management, including those related to growth in adjusted book value or return on equity; and

  •
  expected losses on, and adequacy of loss reserves for, insured transactions.

        Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements.

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

  •
  changes in accounting principles or practices that may result in a decline in securitization transactions or affect the Company's reported financial results;

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

Item 1A.    Risk Factors.

        In this Annual Report, the Company has included statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possible materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "Item 1. Business—Forward-Looking Statements" and the risks and uncertainties expressed below.

Loss of FSA's "Triple-A" ratings would impair its ability to originate new business.

        FSA's ability to originate new insurance business and compete with other Triple-A rated financial guarantors is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. Credit ratings are an important component of a financial institutions' ability to compete in the financial guaranty, derivative, investment agreement and structured transaction markets. The rating agencies base their ratings upon a number of objective and subjective factors. Credit deterioration in FSA's insured portfolio or changes to rating agency capital adequacy requirements could impair FSA's ratings. For a discussion of other factors that might impair FSA's ratings, see "Item 1. Business—Rating Agencies." Most of the risk factors mentioned below would be expected to be considered by the rating agencies in assessing FSA's financial strength.

        Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term competitive position and prospects for future business opportunities as well as its results of operations and financial condition. If FSA were downgraded, the Company might be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC Subsidiary providing the GIC posts collateral or otherwise enhances its credit. Such a downgrade could result in a significant amount of collateral to be posted. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC Subsidiary providing the GIC to avoid such withdrawal by posting collateral or otherwise enhancing its credit. In such event, the Company would be required to raise cash to fund such withdrawals by selling assets, in some cases realizing substantial market value loss, or to borrow against the value of such assets.

Rating instability of the Company's industry peers may call into question the value/durability of a monoline guaranty.

        Most of the Company's industry peers have had their "Triple-A" ratings downgraded, or placed on credit watch or negative outlook, by one or more securities rating agencies. The resulting market turmoil has called into question the durability of the monoline "Triple-A" and may lead to decreased demand for FSA's financial guarantees. In response to the market instability resulting from the recent rating actions surrounding the Company's industry peers, rating agencies and regulators may enhance the requirements for conducting, or restrict the types of business conducted by, monoline financial guaranty insurers.

The Company may require additional capital to maintain its Triple-A ratings.

        All three rating agencies have affirmed FSA's Triple-A rating with a stable outlook. S&P, Moody's and Fitch Ratings periodically make an assessment of FSA, which may include an assessment of the credits insured by FSA and of the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's Triple-A ratings. Rating agency capital models, the assumptions used in the models and the components of the capital adequacy calculations, including ratings and, in the case of S&P, capital charges, are subject to change by the rating agencies at any time. Any of Fitch, Moody's or S&P may conclude that FSA will need to raise additional capital or take other measures to maintain its Triple-A ratings, regardless of whether losses actually occur. As a result, the Company may be required to take measures to preserve or raise capital, including through, among other things, increased use of reinsurance, capital contributions from Dexia or the issuance of debt securities. Management believes that, subject to market conditions, FSA has the ability to take the measures necessary to maintain its Triple-A ratings, but there can be no assurance that it will be able to do so, as requirements imposed by the rating agencies are outside the control of the Company.

Downgrade or default of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        As of December 31, 2007, the Company had reinsured approximately 25.3% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow "credit" for reinsurance, based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Recent developments augur downgrades to one or more of the Company's reinsurers, although the Company's three largest reinsurers have retained stable ratings. A downgrade of the reinsurers with ratings in question to Double-A would reduce the "margin of safety" by which the Company would survive a theoretical catastrophic depression, and a significant downgrade (below Single-A) of all the Company's reinsurers could impair the Company's Triple-A ratings. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to meet capital adequacy requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not increased to compensate for the effect of any additional capital required. For further information regarding the Company's use of reinsurance, see "Item 1. Business—Reinsurance."

Adverse loss developments on structured finance CDOs may require increased liquidity in the Company's FP Investment Portfolio.

        At December 31, 2007, approximately $10.6 billion of the Company's outstanding GICs were held by credit-linked note issuers providing credit protection on structured finance CDOs. Adverse loss developments on many of these structured finance CDOs are expected to result in earlier than anticipated withdrawals on these GICs, requiring the Company to maintain larger than anticipated liquidity reserves to address potential GIC withdrawals. The Company may access liquidity through the issuance of additional GICs, repurchase agreements or liquidity lines. The Company does not intend to sell its investment assets in the FP Investment Portfolio. If it were necessary to do so, the sale of mortgage-backed securities in the Company's FP Investment Portfolio may result in losses, depending on then-current market values.

Fair valuing the Company's insured CDS portfolio may subject the Company's reported earnings to extreme volatility.

        The Company is required to mark to market certain derivatives, including FSA-insured CDS, which are considered derivatives under GAAP. As a result of such treatment, and given the large principal balance of FSA's insured CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in recognition by the Company of material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Sharp swings in the estimated fair value of the CDS portfolio may occur from quarter to quarter due to the volatility of credit spreads that drive the fair-value estimates. Such changes in fair value can be caused by factors unrelated to the performance of FSA's business or insured CDS portfolio, including general market conditions and perceptions of credit risk, causing the Company's GAAP earnings to be more volatile than would be suggested by the actual performance of FSA's business operations and insured CDS portfolio.

        In addition, any previously reported mark-to-market gains in respect of FSA's insured portfolio would be expected to be reversed as unrealized losses over the remaining terms of the insured risks. At December 31, 2007, the inception-to-date net loss on the Company's insured CDS portfolio was $547.2 million. While management believes that reported mark to market gains or losses on insured CDS generally are not indicative of realized losses, certain constituents, including capital market participants, may rely upon reported GAAP results. As a result, the Company's access to capital markets might be impaired if its reported earnings were considered unusually volatile. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Fair-value Adjustments on Derivatives."

Widening credit spreads would further reduce the market value of the Company's FP Investment Portfolio.

        The Company's objective for its FP business is to generate positive net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in investments satisfying the Company's investment criteria while minimizing the Company's exposure to interest rate and foreign exchange rate changes. However, any increase in prevailing credit spreads reduces the market value of securities in the Company's FP Investment Portfolio, which in turn reduces the Company's capital as measured under GAAP. In the available-for-sale FP Investment Portfolio, unrealized losses of $922.1 million after tax as of December 31, 2007 resulted from the general increase of credit spreads and liquidity premium in the mortgage and asset-backed securities markets. Non-agency RMBS comprise the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: home equity loans to non-prime borrowers, commonly referred to as "subprime" loans, alternative A loans, Option ARMs, closed-end second lien mortgages, HELOCs, and prime loans. The FP Investment Portfolio also includes NIM securitizations.

The Company's loss reserves may prove inadequate.

        The Company's insurance policies guarantee financial performance of obligations over specified periods of time, in some cases over 30 years, and are generally non-cancelable. The Company projects expected deterioration and ultimate loss amounts based on historical experience in order to estimate probable loss. If an individual policy risk has a probable and reasonably estimable loss as of the balance sheet date, the Company establishes a case reserve. For the remaining policy risks in the portfolio, the Company establishes a non-specific reserve to account for inherent credit losses. The establishment of these reserves is a systematic process that considers quantitative and statistical information together with qualitative factors, resulting in management's best estimate of inherent losses associated with providing credit protection at a given date. However, the process is inherently uncertain, and the Company cannot assure that its reserves will prove adequate. If losses in its insured portfolio materially exceed the Company's loss reserves, it could have a material adverse effect on the financial ratings, results of operations and financial condition of the Company. For additional discussion of the Company's reserve methodologies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Losses."

The Company is exposed to large risks.

        The Company is exposed to the risk that issuers of debt that FSA has insured, issuers of debt that it holds in its investment portfolio, reinsurers and other contract counterparties may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure or other reasons. FSA seeks to manage exposure to large single risks, as well as concentrations of risks that may be correlated, through credit and legal underwriting, reinsurance and other risk mitigation measures. In addition, the securities rating agencies and insurance regulations establish limits applicable to FSA on the size of risks and concentrations of risks that it may insure.

        Given FSA's capital base and the quality of risks that it insures, FSA may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should FSA's risk assessments prove inaccurate and should the limits applicable to FSA prove inadequate, FSA could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies. While FSA has to date experienced catastrophic events (such as the terrorist attacks of September 11, 2001 and the 2005 hurricane season) without material loss, unexpected catastrophic events may have a material adverse effect upon FSA's insured portfolio and/or its investment portfolios.

Increased competition could reduce the Company's new business originations.

        The Company's insurance company subsidiaries face competition from uninsured executions in the capital markets, other Triple-A-rated monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multifamily sectors. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on the Company's insurance business. In recent years, FSA has also faced competition from new entrants to the market. In the fourth quarter of 2007, BHAC commenced operations as a financial guaranty insurer. Over the long term, BHAC may prove to be a significant competitor to the Company in the public finance sector. Over the short term, uninsured executions may prove to be the primary competitor, to the extent investors have suffered a loss of confidence in monoline insurance in general.

        Commencing with the fourth quarter of 2007, most of the Company's Triple-A rated industry peers have had their ratings downgraded, placed on credit watch or placed on negative outlook by one or more rating agency, with FSA being the only "Triple-A/stable" rated monoline among the four major guarantors, and with AGC being the only other "Triple-A/stable" guarantor among the Company's industry peers. Should a major financial guaranty insurer have its insurer financial strength rating further downgraded, should the reliability of one or more of the rating agency capital models be questioned, or should the financial guaranty industry suffer for some other reason deterioration in investors' confidence, demand for financial guaranty insurance may be reduced significantly.

        In addition, some of the Company's industry peers have announced their intention to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance, which would increase the number of competitors that the Company faces. In February 2008, the New York Superintendent stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDSs and certain structured finance obligations such as CDOs. The resolution of these recent developments and their long-term impact on the Company's competitive position and the industry concentration remains uncertain. If other financial guarantors divide their operations, FSA may experience market pressure to do the same. In addition, new regulatory limits on the financial guaranty insurance business may limit FSA's business opportunities going forward.

        See "Item 1. Business—Competition and Industry Concentration."

Changes in prevailing interest rates and other market risks could result in a decline in the market value of the Company's General Investment Portfolio.

        At December 31, 2007, the Company's General Investment Portfolio was approximately $5.2 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company's investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company's General Investment Portfolio, which would in turn reduce the Company's capital as measured under GAAP. The market value of the General Investment Portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the General Investment Portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements which impact investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

Changes in prevailing interest rate levels could adversely effect demand for financial guaranty insurance and the Company's financial condition.

        Demand for financial guaranty insurance generally reflects prevailing credit spreads. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand or premiums obtainable for financial guaranty insurance.

        Conversely, in a deteriorating credit environment, credit spreads widen and pricing for financial guaranty insurance may improve. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on the insured portfolio may result in claims payments in excess of normal or historical expectations. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

Change in industry and other accounting practices could impair the Company's reported financial results and impede its ability to do business.

        The Financial Accounting Standards Board (the "FASB") is evaluating various accounting standards applicable to financial guaranty insurers under GAAP, including accounting for claims liability recognition and premium recognition. The Company and its industry peers will be required to implement any changes to GAAP reporting requirements adopted by the FASB. Any such alterations, changes in the interpretation of current accounting guidance or the issuance of other new accounting standards may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue.

The Company has received Department of Justice and SEC subpoenas and been named in class action lawsuits related to the municipal GIC industry.

        In November 2006, the Company received subpoenas from (1) the Antitrust Division of the U.S. Department of Justice (the "DOJ"), issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs, and (2) the SEC, issued in connection with an ongoing industry-wide civil investigation of brokers of municipal GICs. In February 2008, the Company received a "Wells Notice" from the SEC in connection with the foregoing investigation, indicating that the SEC staff was considering recommending action against the Company. The Company issues municipal GICs through the FP segment, but does not serve as a GIC broker. The subpoenas request that the

Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. The Company is cooperating with the investigations by the DOJ and the SEC. The Company is at risk that information provided pursuant to the subpoenas or otherwise provided to the government in the course of its investigation will lead to indictments of the Company and/or its employees, with the potential for convictions or settlements providing for the payment of fines, restrictions on future business activities and, in the case of individual employees, imprisonment. Such an adverse outcome would damage the reputation of the Company and might impair the ability of the Company to conduct its financial products business and its financial guaranty business.

        In March 2008, two purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives. The suits name as plaintiffs various named and unnamed states and municipalities and name as defendants a large number of major financial institutions, including the Company and FSA. The lawsuits make reference to the ongoing investigations by the DOJ Anti-trust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006. It is not possible to predict whether additional suits will be filed, and it is also not possible to predict the outcome of such litigation. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in legal proceedings could be material to the Company's results of operations, financial condition or cash flows.

The Company is subject to extensive regulation; changes in applicable law could impede the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law, the U.S. Bank Holding Company Act, tax law and legal precedents affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Recent adverse developments regarding the Company's industry peers have led regulators to re-examine the regulatory framework for financial guaranty insurers. In February 2008 the New York Superintendent stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations such as CDOs. Future legislative, regulatory or judicial changes in the U.S. or abroad could adversely affect the Company's business by, among other things, limiting the types of risks FSA may insure, placing limits on the Company's ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject, or creating restrictions that make the Company's products less attractive to potential buyers.

        In addition, if FSA fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses and restrictions on its ability to dividend monies to the Company, all of which could have an adverse impact on the Company's business results and prospects. For additional information regarding the regulations to which the Company is subject, see "Item 1. Business—Insurance Regulatory Matters" and "—U.S. Bank Holding Company Act."

Change in management personnel or share ownership may have an adverse effect on the Company's business.

        The Company's senior management plays an active role in its underwriting and business decisions. In addition, FSA and Dexia have worked together on numerous new business opportunities, and such close cooperation may diminish were Dexia no longer an owner of the Company. Accordingly, a change in management or share ownership may have an adverse effect upon the Company's business.

Losses may result from the ineffectiveness of hedges or unanticipated timing of withdrawals of funds in the Company's FP segment.

        The Company hedges interest rate risks in its FP segment by investing in floating rate instruments and issuing floating rate liabilities, by investing in or issuing fixed rate instruments and by employing derivative products to obtain the same economic result. Judgments are made in this process regarding the expected timing and amount of withdrawals of funds under GICs and other financial products. The Company may be exposed to unexpected losses if its hedging strategy proves ineffective or its judgments prove inaccurate.

The Company's ability to make debt service payments on its outstanding debt is subject to its insurance company operations.

        Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, FSA Holdings' financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or share repurchases by, FSA. FSA's ability to declare and pay dividends to the Company depends, among other factors, upon FSA's financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA's statutory statements for 2007, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2007 is approximately $162.9 million. Share repurchases by FSA require regulatory approval.

The Company's international operations expose it to less predictable credit and legal risks.

        The Company pursues opportunities in international markets and currently operates in various countries in Europe, the Asia Pacific region and Latin America. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company's ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

General economic conditions could adversely affect the Company's business results and prospects.

        Recessions; increases in corporate, municipal and/or consumer bankruptcies; a continued downturn in the U.S. housing market; intervention by governments in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars; and terrorist acts could adversely affect the performance of FSA's insured portfolio and the General, FP and VIE Investment Portfolios, by leading to increases in losses and loss reserves in the insured portfolio and decreases in the value of the portfolios and, therefore, the Company's financial strength.

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

        FSA or its subsidiaries also maintain leased office space in San Francisco, Dallas, Hamilton (Bermuda), London (England), Madrid (Spain), Mexico City (Mexico), Paris (France), Sydney (Australia) and Tokyo (Japan). The Company and its subsidiaries do not own any material real property.

        The Company's telephone number at its principal executive offices is (212) 826-0100.

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company and certain subsidiaries are parties to litigation.

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business.

        On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company understands that it will have an opportunity to respond to the Wells Notice and to discuss the matter with the staff before any recommendation is made to the Commission.

        In March 2008, two purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Hinds County, Mississippi et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the Southern District of New York, case No. 08 CV 2516), and (ii) Fairfax County, Virginia et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, case No. 08-cv-00432). In both lawsuits, a large number of financial institutions, including the Company and FSA, are named as defendants. The lawsuits make reference to the on-going investigations by the DOJ Anti-trust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006. The Company intends to vigorously contest these purported class action lawsuits. See "Item 1A. Risk Factors—The Company has received Department of Justice and SEC subpoenas and been named in class action lawsuits related to the municipal GIC industry."

        The Company has also received various regulatory inquiries and requests for information. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General related to antitrust concerns associated with the municipal rating scales employed by Moody's and a proposal by Moody's to assign corporate equivalent ratings to municipal obligations.

        There are no other material legal proceedings pending to which the Company is subject.

        It is not possible to predict whether additional inquiries or requests for information will be received from regulatory or other governmental authorities, and it is also not possible to predict the outcome of any proceedings, inquiries or requests for information. There could be unfavorable outcomes from these and other proceedings that could be material to the Company's business, operations, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On November 8, 2007, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Meeting, under which they unanimously approved amendments to the 2004 Equity Participation Plan of the Company.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On July 5, 2000, the Company completed a merger in which the Company became an indirect subsidiary of Dexia, a Belgian corporation whose shares are traded in the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. See "Item 1. Business—Organization." As a consequence of the merger, there is no longer an established public trading market for the Company's common stock, and bid quotations are not reported or otherwise available.

        As of March 15, 2008, the only holders of the Company's common stock were Dexia Holdings and two directors of the Company who own shares of the Company's common stock or economic interests therein as described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program."

        After a period of suspension of dividends, the Company began payment of regular quarterly dividends in May 2004, paying $22.9 million in aggregate for 2004 and $71.1 million in aggregate for 2005. In 2006, the Company paid regular quarterly dividends of $130.0 million in aggregate, an extraordinary dividend of $300.0 million in November 2006 and an extraordinary dividend of $100.0 million in December 2006. In 2007, the Company paid regular quarterly dividends of $122.0 million in aggregate, and no extraordinary dividends. In February 2008, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $1.01 per share, totaling $33.6 million in aggregate, to be paid on or before March 31, 2008. Information concerning restrictions on the payment of dividends is set forth in "Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions."

        Information about securities authorized for issuance under the Company's equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Available Under Equity Compensation Plans."

        The Company does not have equity securities registered pursuant to Section 12 of the Exchange Act.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
SUMMARY OF OPERATIONS(a)
Revenues
Net premiums written	$560.5	$527.2	$577.7	$587.8	$614.3
Net premiums earned	420.6	388.7	404.1	395.0	356.4
Net investment income from general investment portfolio	236.7	218.9	200.8	172.1	154.0
Net interest income from financial products segment	1,079.6	858.2	487.9	194.7	89.1
Net realized and unrealized gains (losses) on derivative instruments	(579.8)	163.2	(172.5)	329.3	227.4
Expenses
Losses and loss adjustment expenses	31.6	23.3	25.4	20.6	34.5
Foreign exchange (gains) losses from financial products segment	138.5	159.4	(189.8)	91.3	118.3
Net interest expense from financial products segment	989.2	768.7	491.6	267.6	137.1
Net income (loss)	(65.7)	424.2	326.1	378.6	298.1
BALANCE SHEET DATA(a)
Assets
General investment portfolio	$5,191.9	$4,872.4	$4,595.5	$4,281.8	$3,733.1
Financial products segment investment portfolio	19,213.2	17,537.1	14,002.0	9,546.7	5,760.1
Assets acquired in refinancing transactions	229.3	337.9	467.9	749.2	507.0
Total assets	28,230.9	25,774.1	22,001.6	17,081.0	12,407.6
Liabilities, minority interest, and shareholders' equity
Deferred premium revenue	2,914.9	2,653.3	2,375.1	2,095.4	1,845.0
Losses and loss adjustment expense reserve	274.6	228.1	205.7	179.9	233.4
Financial products segment debt	21,400.2	18,349.7	14,947.1	10,444.1	6,639.4
Notes payable	730.0	730.0	430.0	430.0	430.0
Common shareholders' equity	1,577.8	2,722.3	2,822.9	2,611.3	2,219.2
ADDITIONAL DATA
Qualified statutory capital(b)	$2,703.1	$2,554.1	$2,417.5	$2,280.9	$2,104.3
Total claims-paying resources(c)	6,738.8	6,055.8	5,675.8	5,230.6	4,657.7
Total dividends	122.0	530.0	71.1	22.9	—
EXPOSURE
Net par outstanding	406,457	359,560	337,483	317,743	289,200
Net insurance in force (principal and interest)	598,306	531,421	480,185	444,512	403,019

(a)
Prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

(b)
Amounts are statutory data for FSA and therefore differ from comparable GAAP amounts.

(c)
Total claims-paying resources is a term used by Moody's to evaluate adequacy of claims-paying resources and credit ratings. Moody's uses its judgment in making adjustments to some of the measures. The Company provides the adjusted balances. This term represents the sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and money market committed preferred trust securities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        In this Annual Report, the Company has included statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors."

Executive Overview

  Business Environment and Market Trends

        Financial Security Assurance Holdings Ltd. ("FSA Holdings" or, together with its consolidated subsidiaries, the "Company") operates in two business segments: financial guaranty insurance and financial products ("FP"). The financial guaranty segment includes the insurance operations of Financial Security Assurance Inc. ("FSA") and its subsidiaries, which provide financial guaranty insurance for public finance and asset-backed obligations. The FP segment is composed of non-insurance company subsidiaries that borrow funds by issuing either guaranteed investment contracts ("GICs") issued by certain subsidiaries of FSA Holdings (the "GIC Subsidiaries") or debt issued by certain consolidated variable interest entities (the "VIEs"). The Company invests the proceeds of FP segment debt issuances in fixed-income securities that satisfy the Company's investment criteria, with the objective of generating a positive net interest margin ("NIM"). The GIC Subsidiaries are consolidated by FSA Holdings, and the VIEs are consolidated by FSA. In both segments, the Company is affected by conditions in the financial markets and general economic conditions, primarily in the United States and also, to a growing extent, abroad.

  Stress on the Financial Guaranty Industry

        A number of FSA's competitors in the financial guaranty industry announced sharp increases in projected losses on insured transactions in the last quarter of 2007 and were subsequently placed on negative outlook or review for downgrade by rating agencies. These guarantors generally had significant exposure to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS"), which include CDOs of CDOs (also referred to as CDO squared). Some were downgraded by one or more rating agencies in the first quarter of 2008, after rating agencies recalibrated their models in light of the deteriorating credit performance in the mortgage sector. FSA's Triple-A ratings were reaffirmed with a stable outlook by Fitch Ratings ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). FSA's ratings were reaffirmed without consideration of a subsequently announced contribution of $500 million of additional capital to the Company by Dexia Holdings, Inc., the Company's parent. These developments have reduced FSA's competition from other financial guarantors, at least in the short term, and created opportunity for the Company, as illustrated by the increase in FSA's share of the U.S. municipal bond insurance market since November of 2007.

        The deterioration of market perception of the financial guaranty industry presents an important challenge for FSA, as well as the entire industry. Concerns regarding the capital adequacy of Triple-A guarantors drew attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In February

2008, the Superintendent of Insurance of the State of New York (the "New York Superintendent") stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring credit default swaps ("CDS") and certain structured finance obligations, such as CDOs of ABS. Additionally, vocal short-sellers put pressure on the stock valuations of publicly traded monolines. The cost of buying protection in the CDS market on monoline names rose markedly.

        The affected competitors are taking a variety of actions to protect policyholders, restore stable Triple-A ratings and recover market confidence. Certain financial guaranty insurers have announced or are considering plans to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance. Some have raised substantial amounts of new capital.

        Management believes the stresses on the financial guaranty industry do not point to a systemic failure of the monoline business model but to a single product area—CDOs of ABS backed by residential mortgage-backed securities ("RMBS"). However, the resolution of these recent developments and their long-term impact on the Company's competitive position and industry concentration remains uncertain. New regulatory limits on financial guaranty insurance business may limit FSA's business opportunities going forward.

        The Company has direct exposure to other monolines through secondary wraps of previously insured securities, reinsurance and investments. These exposures are detailed in "—Financial Guaranty Segment—Insured Portfolio Summary," below. The Company does not foresee material credit losses associated with these exposures, but downgrades of other monolines could cause mark-to-market losses in the Company's investment portfolios. Additionally, such downgrades could reduce the credit for reinsurance that rating agencies assign in their capital adequacy models, increasing the capital charges in those models for certain previously insured transactions. See "Item 1A. Risk Factors—Downgrade or default of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity."

        At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge, but it sees near-term conditions as providing increased opportunities, especially in the U.S. municipal market, at a time when FSA is well positioned within its industry and able to command higher premiums than its peers. The Company has no restructuring plans and will maintain its underwriting discipline and capital adequacy while communicating with the public, regulators and other interested parties.

  Disruption of Credit Markets in 2007

        The credit crisis that began in 2007 followed several years of seemingly benign credit conditions, during which delinquency and default rates were comparatively low across the residential mortgage, consumer finance and corporate finance credit markets. Beginning in 2005, credit spreads were tight, indicating that investors were relatively undiscriminating about risk, and structures of some asset-backed securities were based on loss assumptions that have proven to be too optimistic. This was particularly true in the residential mortgage-backed securities sector and in CDOs of ABS that contain a high percentage of RMBS. During these years, FSA maintained its underwriting and pricing standards, even though this meant declining to insure certain transactions.

        Beginning in 2005, the Company cut back insurance of RMBS and generally avoided CDOs of ABS. In all, FSA insured two CDOs of ABS: (1) a Double-A rated obligation insured in 2000 with $63 million net par outstanding and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral, and (2) a $300 million CDS excess-of-loss reinsurance transaction insured in 2005 at four times the original Triple-A attachment point. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of subprime RMBS.

        In 2007, mortgage performance deteriorated rapidly, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed, and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the home equity line of credit ("HELOC") market, which generally involves prime borrowers, projected losses also rose to unprecedented levels. The performance of closed-end second-lien mortgage loan securitizations also deteriorated.

        Except for projected losses in 2007 on insured HELOC transactions of $65.0 million, the Company's insured RMBS portfolio has generally performed within the loss tolerances structured into the transactions. Nearly all of the Company's exposure to subprime mortgages, excluding net interest margin securities ("NIMs"), is rated Triple-A, although some transactions have now been put on credit watch by one or more rating agencies. The exceptions are certain older transactions with $103 million in net par outstanding that were insured in the 1990s and 2000, and one 2007 transaction with $263 million in net par outstanding that was originally insured at Triple-A and recently internally downgraded to Double-A. For more detail on the Company's RMBS exposure see "—Financial Guaranty Segment—Results of Operations—Losses."

        As of December 31, 2007, approximately 67% of the FP Investment Portfolio was invested in non-agency RMBS, 92% of which were rated Triple-A and 8% rated Double-A. Three assets in the FP Investment Portfolio were deemed other-than-temporarily impaired ("OTTI") during 2007, and an $11.1 million pre-tax loss was charged through the consolidated statements of operations and comprehensive income. Based on observed market indicators through February 2008, management expects additional significant negative unrealized mark-to-market adjustments in the FP Investment Portfolio in the first quarter of 2008. Management has not completed its quarterly analysis of possible other-than-temporary impairments for the first quarter of 2008. Performance data received to date do not indicate that OTTI is likely, but if positions were to be deemed OTTI the adverse effect on income could be significant.

        In the FP segment, the Company generally intends to hold its investments to maturity, consistent with its normal investment policy. Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on its GICs issued in connection with CDOs of ABS. As of the end of February 2008, $280 million of CDO of ABS GICs had been unwound due to an event of default in the underlying CDO of ABS. Beginning in the fourth quarter of 2007, the Company has been enhancing the liquidity available to its FP Investment Portfolio by investing newly originated GIC proceeds in short-term investments. As a result, the NIM on new business originations in the FP segment has been eliminated and, in some cases, negative NIM is generated. Overall, NIM remained positive through December 31, 2007.

        The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress.

        In the first quarter of 2008, the current market turmoil has also resulted in disruptions in the domestic public finance market, evidenced by auction failures for auction rate municipal bonds, higher rates on variable rate demand notes and historic high yields for tax-exempt municipal bonds compared with U.S. government treasury securities. In the short-term, these conditions present the Company with new business opportunities, but if they persist for an extended period of time, the Company's own insured obligations could experience increased losses because, in extreme cases, higher borrowing costs could lead to defaults of FSA-insured securities.

        Management expects the credit environment to continue to be difficult through 2008. Although structures and pricing in the asset-backed market appear more attractive than at any time in recent years, the Company remains highly selective because credit performance remains unpredictable.

  Reduced Liquidity in Capital Markets

        While credit problems were largely confined to the mortgage market during 2007, the concerns they generated led to a contraction of liquidity across the capital markets. This resulted in reduced new-issue volume, particularly in the residential mortgage and collateralized loan obligation ("CLO") markets. Credit spreads widened during the year and may continue to widen. Wider spreads generally mean that a financial guarantor has more opportunities and can sell insurance at higher premium rates. The Company's new business production reached a record level in 2007 partly because of spread widening. For more information, see "—New Business Production." However, wider spreads also necessitate unrealized negative fair-value (mark-to-market) adjustments through income for insured derivatives and through equity for certain FP investments, under accounting principles generally accepted in the United States ("GAAP").

        The Company's net loss of $65.7 million in 2007 was caused primarily by unrealized negative after-tax fair-value adjustments totaling $417.7 million for insured derivatives, comprising mainly pooled corporate CDS and CDS on funded CLOs. Management believes such fair-value adjustments in 2007 were due principally to the disruption in market liquidity and other technical factors in the CDS market. The fair-value adjustments must be made even if no credit losses are expected on the underlying securities. Based on observed market indicators through February 2008, management expects there will be additional significant negative unrealized mark-to-market adjustments with respect to its insured derivative portfolio in the first quarter of 2008. Absent any claims under the guarantees, any decreases or increases to income due to these marks will sum to zero by the time of each contract's maturity and are therefore one of the elements omitted from the non-GAAP measure operating earnings, which totaled $378.0 million in 2007. See "—Summary Results of Operations and Financial Condition" and "—Non-GAAP Measures."

        Widening spreads related to market illiquidity also caused unrealized mark-to-market adjustments in the available-for-sale FP Investment Portfolio totaling negative $964.5 million after taxes in 2007, primarily resulting from changes in fair value of RMBS. The Company has the ability and intent to hold each asset to its maturity, and therefore, absent credit losses, marks should sum to zero when the asset matures. Given the large size of the FP Investment Portfolio ($18.1 billion carrying value), even a small price change can have a material impact on aggregate market value. The FP segment began accumulating cash in the fourth quarter of 2007 to improve its liquidity position.

        As of December 31, 2007, unrealized portfolio gains and losses and CDS fair-value adjustments had no effect on insurance company statutory equity or claims-paying resources, and rating agencies generally do not take these unrealized gains or losses into account for evaluating FSA's capital adequacy.

        For more information about risks to the Company see "Item 1A. Risk Factors."

  Summary Results of Operations and Financial Condition

        To reflect accurately how the Company's management evaluates the Company's operations and progress toward long-term goals the Company discloses both GAAP and non-GAAP measures. Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance. The purpose and definition of each non-GAAP measure are briefly described when the term first appears. For a more complete explanation of these terms, see "—Non-GAAP Measures" below.

  Net Income and Operating Earnings

        In 2007, the Company reported a net loss of $65.7 million, compared with net income of $424.2 million in 2006 and $326.1 million in 2005. Net income reported in accordance with GAAP is volatile because it includes (a) fair-value adjustments for investment-grade insured derivatives and (b) fair-value adjustments for economic interest rate hedges that are not in designated hedging relationships under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Operating earnings, a non-GAAP measure that excludes fair-value adjustments for investment-grade insured derivatives and fair-value adjustments for economic interest rate hedges, is reconciled to net income (loss) as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net income (loss)	$(65.7)	$424.2	$326.1
Less fair-value adjustments for economic hedges, net of taxes(1)	(26.0)	40.5	(15.0)
Less fair-value adjustments for investment-grade insured derivatives, net of taxes	(417.7)	20.7	7.2

Operating earnings	$378.0	$363.0	$333.9

(1)
Economic hedge ineffectiveness remains in operating earnings. See following table for a more detailed presentation of fair-value adjustments for economic hedges.

Fair-Value Adjustments for Economic Hedges

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Fair-value adjustment for economic hedges	$(39.9)	$10.3	$(19.0)
VIE minority interest	—	52.0	(4.1)
Tax effect	13.9	(21.8)	8.1

Total fair-value adjustments for economic hedges	$(26.0)	$40.5	$(15.0)

        Economic interest rate hedges are defined as hedges that are economically effective but do not meet the criteria necessary to receive hedge accounting treatment under SFAS 133. The majority of the Company's economic hedges relate to interest rate derivatives used to convert the fixed interest rates of certain assets and liabilities to dollar-denominated floating rates based on the London Interbank Offered Rate ("LIBOR"). Without hedge accounting, SFAS 133 requires the marking to fair value of each such derivative in income without the offsetting mark to fair value on the risk it is intended to hedge. These one-sided valuations cause volatility in the consolidated statements of operations and comprehensive income. Management views fair-value adjustments on economically hedged risks together with the fair-value adjustments on the hedging items in order to analyze and manage economic hedge inefficiency, regardless of the prescribed accounting treatment. Under the Company's definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life.

        Fair-value adjustments for insured derivatives are excluded from operating earnings because, as discussed above under "—Business Environment and Market Trends—Reduced Liquidity in Capital Markets," management does not expect material realized losses as a result of credit deterioration in the Company's insured derivatives portfolio and expects the negative fair-value adjustments to reverse as these insured obligations approach their maturities. Insured derivatives represent approximately one-fifth of total net par outstanding, consisting mainly of insured CDS on pooled corporate risk. The underlying quality of FSA's total insured CDS portfolio was 96% Triple-A or "Super Triple-A," 3% Double-A and 1% below Double-A at December 31, 2007. "Super Triple-A" indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

  Trends in Operating Earnings

        2007 vs. 2006:  Operating earnings increased in both the financial guaranty and FP segments. In the financial guaranty segment, net investment income from the general investment portfolio, and nonrecurring items such as refundings and realized foreign exchange gains were partially offset by higher losses, interest expense and operating expenses. In the FP segment, despite an after-tax OTTI charge of $7.2 million, FP Segment NIM increased. However, this upward trend began to reverse in the fourth quarter of 2007 due to management's decision to build liquidity in the FP segment.

        2006 vs. 2005:  Operating earnings increased primarily due to increased contributions from the FP segment. In the financial guaranty segment, higher net investment income from general investment portfolio was partially offset by lower refundings (net of amortization and taxes) and premium earnings excluding refundings. 2006 after-tax realized gains were $4.9 million lower than in 2005, and operating expenses increased, due primarily to lower deferral rates and increased personnel costs.

  Book Value and Adjusted Book Value

        Shareholders' equity under GAAP ("book value") was $1.6 billion in 2007, compared with $2.7 billion in 2006. Shareholders' equity declined $1.1 billion in 2007 primarily as a result of negative mark-to-market adjustments on the FP Investment Portfolio of $964.5 million, negative mark-to-market adjustments on insured derivatives of $417.7 million and dividends paid of $122.0 million, offset partially by operating earnings of $378.0 million. Non-agency RMBS represented 67% of the FP Investment Portfolio and was the primary driver of the negative mark in other comprehensive income. As of December 31, 2007, 92% of these RMBS securities were rated Triple-A, and 8% were rated Double-A. The declines in value recorded at December 31, 2007 were deemed to be temporary.

        Non-GAAP adjusted book value ("ABV") was $4.5 billion at December 31, 2007 and $3.9 billion at December 31, 2006. Management uses ABV as a measure of performance and to calculate a portion of employee compensation. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. The ABV calculation relies on estimates of the amount and timing of installment premiums and NIM and applies discount factors to determine the present value. Actual values may vary from the estimates. For performance reporting purposes, the calculation of ABV includes adjustments to reflect International Financial Reporting Standards ("IFRS") results that the Company reports to its parent, Dexia S.A. ("Dexia") in order to better align the interests of employees with the interests of Dexia, whose accounts are maintained under IFRS. The IFRS adjustments relate primarily to accounting for foreign exchange, contingencies and fair-value adjustments.

        ABV, after adding back dividends, grew at a compounded annual growth rate of 18% in 2007, driven primarily by the growth of present value ("PV") future net installment premiums ("PV premiums outstanding") and PV of future FP NIM ("PV NIM outstanding"), as well as unearned premium revenue. See "—New Business Production." ABV takes into account future revenue streams from unearned premium revenue recorded on the Company's balance sheet as well as PV premiums outstanding and PV NIM outstanding, which represent future revenue and cash flows not recorded on the balance sheet under GAAP. ABV deducts the effect of deferred acquisition costs ("DAC"), which represents costs incurred to acquire the future premium revenue flows, and fair-value adjustments that are expected to sum to zero by each contract's maturity, barring a credit event. Any credit deterioration indicating a realized loss would be recognized in book value and ABV at such time that a loss is probable and reasonably estimable. ABV is reconciled to book value in the table that follows.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	As of December 31,
	2007	2006
	(in millions)
Shareholders' equity (GAAP)	$1,577.8	$2,722.3
After-tax adjustments:
Plus net unearned premium revenue	1,162.4	1,071.4
Plus PV premiums outstanding and PV NIM outstanding(1)(2)	857.8	627.2
Less net deferred acquisition costs	226.1	221.4
Less fair-value adjustments for investment-grade insured derivatives	(359.7)	58.0
Less fair value of economic hedges	84.9	72.6
Less unrealized gains (losses) on investments	(848.4)	154.9

Subtotal	4,495.1	3,914.0
IFRS adjustments	0.2	4.8

Adjusted book value	$4,495.3	$3,918.8

  (1)
  Amounts include the effects of PV future ceding commission and premium taxes. The discount rate varies according to the year of origination. For each year's originations, the Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. The rate was 4.86% for 2007 and 5.07% for 2006.

  (2)
  At the beginning of 2007, based on experience, management applied a reduced estimate of transaction and hedging costs to the PV NIM outstanding. This increased December 31, 2007 PV NIM outstanding by approximately $24.7 million net of tax.

  New Business Production

        The Company employs the non-GAAP measure present value originations ("PV originations") to describe the present value of all the Company's originations in a given period.

        PV originations are estimated by the Company for business originated in the period as the sum of:

  •
  the present value of premiums originated ("PV premiums originated"), defined as estimated future installment premiums discounted to their present value, as well as upfront premiums (see "—Financial Guaranty Segment—PV Premiums Originated" and "—Non-GAAP Measures—Present Value of Premiums Originated"), and

  •
  the present value of FP NIM originated in a given period in the FP segment ("PV NIM originated"), defined as estimated interest to be received on investments less estimated transaction expenses and interest to be paid on liabilities plus results from derivatives used for hedging purposes, discounted to present value (see "—Financial Products Segment—PV NIM Originated" and "—Non-GAAP Measures—Present Value of Financial Products Net Interest Margin Originated").

Total Originations

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Gross par insured	$119,134.2	$93,780.7	$103,355.0
Gross PV originations	1,271.0	910.2	1,014.0

        PV originations rose to a record level of $1,271.0 million in 2007, an increase of 40% over that of the previous year, primarily due to increased FSA production in the international public infrastructure sector, a growing preference for FSA insurance over guarantees from other monolines in the fourth quarter and wider credit spreads across FSA's financial guaranty markets, partially offset by a decline in FP originations due to the Company's decision to build liquidity in the fourth quarter. In 2006, PV originations declined 10% from those of 2005, due primarily to declines in U.S. public finance and global asset-backed markets in an environment of tight credit spreads, partially offset by increased international public finance and financial products production. The changes in the components of PV originations are discussed in detail in "—Financial Guaranty Segment" and "—Financial Products Segment" below.

        Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period. The discount rate used to calculate PV originations was 4.86% for 2007, 5.07% for 2006 and 5.30% for 2005.

        PV premiums originated is a measure of gross origination activity and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection, which may be considerable, employed by the Company to manage its credit exposures.

Financial Guaranty Segment

  Results of Operations

Financial Guaranty Segment

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net premiums earned in financial guaranty segment	$425.1	$393.0	$407.7
Net investment income from general investment portfolio	236.7	218.9	200.8
Net realized and unrealized gains (losses) on derivative instruments	(641.9)	33.0	8.8
Income from assets acquired in refinancing transactions	20.9	24.7	35.2
Net realized gains (losses)	2.8	4.4	12.0
Other Income	33.0	27.8	21.7

Total Revenue	$76.6	$701.8	$686.2
Losses and loss adjustment expenses	(31.6)	(23.3)	(25.4)
Interest expense	(62.7)	(49.2)	(55.2)
Amortization of deferred acquisition costs	(63.4)	(63.0)	(68.3)
Other operating expense	(117.1)	(101.6)	(72.2)

Total Expenses	$(274.8)	$(237.1)	$(221.1)

Income (loss) before income taxes, minority interest and equity in losses of unconsolidated affiliates	(198.2)	464.7	465.1
Equity in losses of unconsolidated affiliates and minority interest in FSA International	—	—	(6.0)

Income (loss) before income taxes	(198.2)	464.7	459.1
Less: fair-value adjustments for insured derivatives	(642.6)	31.8	11.1

Pre-tax segment operating earnings	$444.4	$432.9	$448.0

        The financial guaranty segment includes the results of operations of the insurance subsidiaries as well as the results of operations related to holding company activities. The primary components of financial guaranty segment earnings are premiums, net investment income from the General Investment Portfolio, income on assets acquired in refinancing transactions, loss and loss adjustment expenses ("LAE"), interest expense on corporate debt and other operating expenses. Management analyzes segment results on a pre-tax operating earnings basis.

        2007 vs. 2006:  In the financial guaranty segment, higher invested assets in the General Investment Portfolio, resulting partially from record premiums received in 2007, produced higher net investment income. New business originations also contributed to earned premiums. Refundings (net of amortization) were up 14%. Non-recurring realized foreign exchange gains accounted for a $10.6 million pre-tax increase year over year. These increases were offset, in part, by increased interest expense, loss expense and other operating expenses. Interest expense increased due to the issuance of $300 million in hybrid debt in the fourth quarter of 2006. Loss expense rose due primarily to an increase in the experience factor used in calculating the non-specific reserve and higher originations in the international public finance sector, which carry higher loss reserve charges in the non-specific reserving methodology. Higher operating expenses were caused by higher compensation expenses, which vary with production and growth in ABV, and lower deferral rates.

        2006 vs. 2005:  In the financial guaranty segment, higher invested assets in the General Investment Portfolio resulting from premiums received in 2006 produced higher net investment income. Refundings (net of amortization) were down 9%, and premium earnings excluding refundings were down 3%. 2006 pre-tax realized gains were $7.6 million lower than in 2005, and operating expenses increased, due primarily to lower deferral rates.

  Premiums Earned

Premiums Earned

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Premiums earned on non-derivatives	$264.6	$252.7	$260.5
Premiums earned on insured derivatives	102.8	87.2	89.2
Refundings	53.2	48.8	54.4

Consolidated net premiums earned	420.6	388.7	404.1
Intersegment premiums	4.5	4.3	3.6

Financial guaranty segment net premiums earned	$425.1	$393.0	$407.7

        Net premiums earned are broken down into three major categories: premiums earned on insured derivatives, premiums earned on refundings and premiums earned on non-derivative insured obligations. Refundings may vary significantly from year to year as they are affected by the current interest rate environment. In periods of declining interest rates, issuers generally seek to refinance their obligations. In cases where an issuer defeases or calls an outstanding obligation insured by the Company, all unearned premiums are accelerated and recognized in current earnings. Over the past several years, the Company has limited its originations of ABS due to management's avoidance of CDOs of ABS and restraint in other RMBS sectors. Generally, asset-backed transactions in FSA's insured portfolio have an average life of approximately 4.3 years. As transactions originated in earlier years rolled off, they were not being replaced with the same volume of new originations, resulting in a decline in asset-backed earnings. During much of the last three years, tightening credit spreads combined with a competitive market environment resulted in the Company foregoing opportunities to insure transactions due to unattractive premium rates or credit quality that did not comply with the Company's underwriting guidelines. In 2007, this trend started to reverse as the demand for FSA's financial guaranty increased and pricing provided much higher returns than in previous years. Public finance premiums earned have steadily increased over the past several years.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. Over the past three years, the Company has ceded approximately one-quarter of its gross par insured with a diversified group of reinsurers. The ratio of ceded premiums written to gross premiums written was 34% in 2007, 35% in 2006 and 31% in 2005.

        Geographical diversification has always been a risk management strategy for the financial guaranty segment, particularly in the public finance sector. In recent years, the Company's growth area has been in international business, particularly public-private partnership transactions in the infrastructure sector and financings of water and other utility companies. The table below shows the amount of U.S. and international premiums earned based on geography of underlying risks. These types of transactions serve to support the Company's future earnings for extended periods of time due to their long-dated maturities.

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Public Finance:
United States	$186.9	$183.2	$178.5
International	37.8	27.8	19.8

Total Public Finance	224.7	211.0	198.3
Asset-Backed Finance:
United States	150.9	132.3	162.1
International	45.0	45.4	43.7

Total Asset-Backed Finance	195.9	177.7	205.8
Total United States	337.8	315.5	340.6
Total International	82.8	73.2	63.5

Consolidated net premiums earned	420.6	388.7	404.1
Intersegment premiums	4.5	4.3	3.6

Financial guaranty segment net premiums earned	$425.1	$393.0	$407.7

  Net Investment Income from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have been rising over the past several years, increasing net investment income. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 12.4%, 12.2% and 13.2% for 2007, 2006 and 2005, respectively.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio based on amortized cost and fair value.

General Investment Portfolio

	As of December 31,
	2007			2006
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
FSA available-for-sale portfolio:
Taxable bonds	$936.8	5.28%	$955.4	$842.1	4.91%	$846.9
Tax-exempt bonds	3,920.5	4.84	4,064.6	3,663.8	4.91	3,834.2
Short-term investments	89.0	4.34	90.1	86.0	4.68	86.5
Equity securities	40.0		39.9	54.3		54.3
FSA Holdings investment portfolio	34.3	5.00	34.6	41.7	5.33	41.9
Other	7.3		7.3	8.6		8.6

Total General Investment Portfolio	$5,027.9		$5,191.9	$4,696.5		$4,872.4

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The General Investment Portfolio includes the Company's investment in preferred shares of XL Financial Assurance Ltd. ("XLFA"), a subsidiary of Security Capital Assurance Ltd. ("SCA"). The Company's preferred stock investment in XLFA is redeemable beginning in November 2008. Based on information available as of December 31, 2007, management concluded that the $39 million carrying value of its investment in XLFA was recoverable. Subsequent to year-end, XLFA was downgraded by S&P from Triple-A to Single-A with a negative watch and by Moody's from Aaa to A3 with a review for downgrade. Management is closely monitoring developments and will continue to evaluate the carrying value and recoverability of its investment in XLFA preferred shares.

  Fair-value Adjustments for Derivatives

        The Company's insured portfolio includes contracts accounted for as derivatives, namely, FSA-insured CDS, insured interest rate swaps entered into in connection with the issuance of certain public finance obligations and insured NIM securitizations issued in connection with certain RMBS financings. The Company considers all such agreements to be a normal part of its financial guaranty insurance business but, for accounting purposes, these contracts are deemed to be derivative instruments and therefore must be recorded at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive income in the line item "realized and unrealized gains (losses) on derivative instruments," along with the results of other derivatives held at FSA Holdings. The Company receives a premium in return for its obligation to make payment in the event of an insured loss (default or non-payment by the obligor), which is recorded in the consolidated statements of operations and comprehensive income as earned premium. See "—Premiums Earned."

        The fair-value adjustments for insured derivatives represent hypothetical replacement value and comprise the majority of the balance in this line item, as shown in the table below. The fair value of an insured CDS contract incorporates all the remaining future premiums to be received over the life of the insured CDS contract, discounted to present value and multiplied by the ratio of the current replacement premium (what a buyer or seller would pay for a similar contract based on current market conditions) to the contractual premium. As the fair value of an insured CDS contract incorporates all the remaining future premium payments to be received over the life of the insured CDS contract, the fair value of that contract will change in part solely from the passage of time as premiums are received. Absent any claims under the Company's guaranty, any "losses" recorded in marking a guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty, and any "gain" recorded will be reversed by an equivalent "loss" over the remaining life of the transaction, with the cumulative changes in the fair value of the CDS summing to zero by the time of each contract's maturity.

        The components of net realized and unrealized gains (losses) on derivative instruments in the financial guaranty segment are shown in the table below.

Summary of Net Realized and Unrealized Gains (Losses) on
Derivative Instruments in the Financial Guaranty Segment

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Insured derivatives:
Insured CDS	$(635.7)	$31.0	$11.1
Insured NIMs and interest rate swaps(1)	(6.9)	0.8	—

Total insured derivatives	(642.6)	31.8	11.1
Other derivatives	0.7	1.2	(2.3)

Total derivatives	$(641.9)	$33.0	$8.8

(1)
As of January 1, 2007, the Company implemented Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which resulted in a mark-to-market loss of $2.7 million in 2007 related to insured NIM securitizations originated in 2007. The change in fair value was a function of the market's adverse perception of RMBS products.

        The tables below show the fair value at December 31, 2007 and 2006 and the changes in fair value of the Company's insured CDS portfolio for 2007, 2006 and 2005.

Fair Value of Insured CDS Portfolio

	As of December 31,
	2007	2006
	(in millions)
Pooled corporate CDS:
Investment grade	$(111.6)	$48.1
High yield	(142.5)	9.3

Total pooled corporate CDS	(254.1)	57.4
Funded CLOs and CDOs	(264.5)	24.3
Other structured obligations	(28.6)	6.8

Total	$(547.2)	$88.5

Changes in Fair Value of Insured CDS Portfolio

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Pooled corporate CDS:
Investment grade	$(159.7)	$21.0	$2.4
High yield	(151.8)	8.1	1.2

Total pooled corporate CDS	(311.5)	29.1	3.6
Funded CLOs and CDOs	(288.8)	—	12.1
Other structured obligations	(35.4)	1.9	(4.6)

Total	$(635.7)	$31.0	$11.1

        The negative fair-value adjustments in 2007 resulted from an unusual and severe widening of credit spreads during the year. Despite the structural protections associated with the Company's CDS, the significant widening of credit spreads on pooled corporate CDS and CDS of funded CDOs and CLOs, as with other structured credit products, during the second half of 2007, resulted in a decline in fair value of these contracts. Funding costs for domestic and European CLOs as well as pooled corporate CDS were at their widest levels during the fourth quarter. As a result, Triple-A spreads to LIBOR continued to widen in the fourth quarter and resulted in the significant adverse mark reflected in the CDS fair-value results.

        The Company believes that fair value is potentially misleading unless one understands that the Company's typical insured CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  FSA-insured CDS contracts are neither held for trading purposes nor used as hedging instruments.

  •
  FSA is not entitled to terminate insured CDS and realize a profit on a position that is "in the money," nor is a counterparty to an insured CDS contract generally able to force FSA to terminate an insured CDS that is "out of the money."

  •
  The liquidity risk present in most non-insured CDS contracts is not present in most FSA-insured CDS contracts, since the terms of the insured CDS contract are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) FSA is not required to post collateral to secure its obligation under the insured CDS contract.

        Fair value is defined as the price at which an asset or a liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's insured CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates that employ credit-spread algorithms. These algorithms are unique to each insured CDS category and utilize various publicly available indices, depending on the types of assets referenced by the insured CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and, for its insured obligations, the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. The following is a description of the market pricing information that the Company utilizes in determining the fair value for significant categories of its insured CDS portfolio.

        Pooled Corporate CDS Valuation:    A pooled corporate CDS contract is a contract that insures the default risk of a pool of referenced corporate entities. As there is no observable exchange trading of bespoke pooled corporate CDS, the Company values these contracts using an internal pricing model that uses published third-party indexes as inputs to its pricing model, principally the Dow Jones CDX for domestic corporate CDS and iTraxx for European corporate CDS. Each such index provides price quotes for standard attachment and detachment points (or "tranches") for contracts with maturities of three, five, seven and ten years. Prices quoted for these tranches do not represent perfect pricing references, but are the only relevant market-based information available for this type of non-traded contract. The recent market volatility in the index tranches has had a significant impact on the estimated fair value of the Company's portfolio of pooled corporate CDS.

        The Company's valuation process for pooled corporate CDS involves stratifying the investment-grade and high-yield contracts by remaining term to maturity, consistent with the reference indexes. Within maturity bands, further distinction is made for contracts that have higher attachment points. As index prices are quoted for standard attachment and detachment points (or tranches), the Company calibrates the quoted index price to the typical attachment points for its individual CDS contracts in order to derive the appropriate value, which is then validated by comparing it with relevant recent market transactions, if available.

        In order to estimate the weighted-average market price of an investment-grade pooled corporate CDS contract, the Company primarily utilizes the applicable market prices of the quoted tranches of the published CDX North America IG Index. In order to estimate the weighted-average market price for high yield pooled corporate CDS contracts, the Company obtains dealer prices for the most senior quoted three-year and five-year tranches of the CDX North America High Yield Index and then applies a factor to the quoted prices. The factor depends on (a) the term to maturity of the Company's contract and (b) the attachment point of the Company's pooled corporate CDS contract, and is intended to calibrate the published index price to the Company's pooled corporate CDS contract, which references entities with higher credit quality than those reflected in the published indexes.

        CDS of Funded CDOs and CLO Valuations:    As with pooled corporate CDS, there is no observable exchange trading of CDS of funded CDOs and CLOs. The Company estimates the market price with reference to the all-in LIBOR spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. Depending on the absolute value of the LIBOR spread, the Company may also apply a factor to the spread as a means of estimating the credit enhancement component.

        Other Structured Obligations Valuation:    The Company determines the fair value of insured CDS of European residential mortgage loan portfolios with reference to the recent auction prices of KfW Bankengruppe, the German development bank, when available. For CDS for which observable market value information is not available, management applies its best judgment to estimate the appropriate current fair value.

        Insured derivatives in the asset-backed portfolio represent 67% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining average lives for the primary components of the Company's insured CDS portfolio. While most of the Company's insured CDS are pooled corporate exposures, there are also some insured CDS in other sectors, including $223.9 million in RMBS categories.

Selected Information for Insured CDS Portfolio
As of December 31, 2007

	Credit Ratings
					Other Investment Grades(2)	Net Par Outstanding	Remaining Average Life
	Triple-A*(1)	Triple-A		Double-A
						(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	$22,883	4.1
High yield	95	—		—	5	14,765	3.3
Funded CDOs and CLOs	28	72	(4)	—	—	33,000	3.4
Other structured obligations(3)	62	36	(4)	1	1	13,529	2.1

Total	62	34		3	1	$84,177	3.4

Selected Information for Insured CDS Portfolio
As of December 31, 2006

	Credit Ratings
					Other Investment Grades(2)	Net Par Outstanding	Remaining Average Life
	Triple-A*(1)	Triple-A		Double-A
						(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	89%	1%		10%	—%	$23,364	3.1
High yield	91	1		8	—	11,349	2.9
Funded CDOs and CLOs	17	82	(4)	—	1	23,993	3.9
Other structured obligations(3)	66	32	(4)	—	2	15,989	2.4

Total	61	34		4	1	$74,695	3.1

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Primarily infrastructure obligations and European MBS.

(4)
Amounts include transactions previously wrapped by other monolines. See "—Exposure to Other Monolines."

  Assets Acquired in Refinancing Transactions

        Where the Company refinanced underperforming insured obligations, the underlying assets or obligations are carried on the consolidated financial statements and earn income. The Company then manages such assets or sells them in order to maximize recoveries. The Company has not refinanced a transaction since 2004, and the related assets have either been sold or continue to run off and therefore the income contribution of these assets has been declining since 2005.

  Other Income

        Other income includes income and fair-value adjustments on assets of the deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP"), foreign exchange gains or losses and other miscellaneous income items. The changes in fair value of DCP and SERP assets may vary significantly from period to period and are offset by changes in the related liability, which are recorded in other operating expenses.

  Losses

        The upward trend in loss expense results primarily from higher originations in the international project finance sector, which generally comprises larger, lower rated transactions with higher reserve charges based on the Company's non-specific reserving methodology. The increase in 2007 was also a function of applying a higher experience factor. The Company's calculation of its non-specific reserve includes the application of a factor to adjust the statistical loss calculation for Company-specific experience. HELOC transactions in the asset-backed portfolio have experienced some deterioration. Credit support for the HELOC transactions is primarily provided by excess spread. Generally, once the overcollateralization is exhausted, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. As of December 31, 2007, an estimated ultimate loss (discounted to present value) of $65.0 million on HELOC transactions had been transferred from the non-specific reserve to case reserves, which increased the experience factor. Such estimate of loss is net of reinsurance and anticipated recoveries and is re-evaluated on a quarterly basis. In the second half of 2007, the Company paid a total of $47.6 million in HELOC claims, of which $39.5 million represented what the Company deems to be recoverable and is recorded as salvage and subrogation recoverable as of December 31, 2007.

        The following table shows activity in the liability for losses and loss adjustment expense reserves, which consists of case and non-specific reserves.

Net Loss and Loss Adjustment Reserve Summary

	As of December 31,
	2007			2006
	General	Case	Total	General	Case	Total
	(dollars in millions)
Beginning Balance	$137.8	$53.0	$190.8	$115.7	$53.7	$169.4
Transfers	(69.4)	69.4	—	(1.2)	1.2	—
Incurred	31.6	—	31.6	23.3	—	23.3
Claim payments	—	(24.3)	(24.3)	—	(1.9)	(1.9)

Ending Balance	$100.0	$98.1	$198.1	$137.8	$53.0	$190.8

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves.

Case Reserve Summary

	As of December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in millions)
Asset-backed—HELOC	$1,803	$1,443	$69.6	$56.9	5
Asset-backed—other	47	40	8.3	6.3	4
Public finance	1,164	561	96.7	34.9	4

Total	$3,014	$2,044	$174.6	$98.1	13

	As of December 31, 2006
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in millions)
Asset-backed(1)	$391	$358	$42.8	$34.6	9
Public finance	92	41	47.5	18.4	2

Total	$483	$399	$90.3	$53.0	11

(1)
There were no HELOC reserves in 2006.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Case and Non-Specific Reserves Assumptions

	As of December 31,
	2007	2006
Case reserve discount rate	3.13%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	2.0	1.6

        During 2007, the Company charged $31.6 million to loss expense, consisting of $25.8 million for originations of new business and $5.8 million related to accretion on the reserve for in-force business. Net case reserves increased $45.1 million in 2007 due primarily to the establishment of new case reserves for HELOC and public finance transactions, offset in part by the settlement of several pooled corporate CBO transactions.

        During 2006, the Company charged $23.3 million to loss expense, consisting of $17.8 million for originations of new business and $5.5 million related to accretion on the reserve for in-force business. Net case reserves decreased $0.7 million, due primarily to loss payments and some improvement in CBO transactions, offset in part by the establishment of a new case reserve for a municipal health care transaction.

        During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on the reserve for in-force business. The non-specific reserve increased $16.4 million in 2005, primarily due to loss expense of $25.4 million, partially offset by transfers from the non-specific reserve to case reserves of $10.5 million. Case reserves increased $8.5 million due primarily to deterioration of specific CBO risks.

        Case and non-specific reserves for losses and loss adjustment expenses are discounted when established using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established. The amount of the discount as of December 31, 2007 for the total gross and net case reserves was $14.5 million and $3.3 million, respectively.

        Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's revised estimate of loss, its actual loss experience, mix of business and economic conditions.

  Risks Most Sensitive to Loss in the Insured Portfolio

        Given the broad diversification of FSA's insured portfolio, management believes that it is necessary to look at particular sectors when examining the sensitivity of the insured portfolio to changes in underlying loss assumptions. Management believes that different analyses are required for the two broad sectors of the insured portfolio, public finance credits and asset-backed obligations.

        Public Finance:    Within the public finance insured portfolio, the potential severity of health care losses is comparatively high in the event of a loss. Hospital facilities are single-purpose assets and a failing health care issuer is likely to be liquidated or acquired. If there is collateral associated with a health care credit, it is generally in the form of a hospital facility, the value of which is primarily driven by the community's need for that facility. The more hospitals competing in a community, the more fragile the value of the hospital collateral is likely to be in a stress scenario. The Company addresses the severity risk in this sector through internal policies that limit exposure to any single credit.

        The Company had a reserve as of December 31, 2007 for one insured hospital. The reserve was set assuming the loss would be equal to 64% of net par insured (i.e., at 64% loss severity).

        Asset-backed Obligations:    The pools of assets backing any given insured transaction are generally of one type (such as automobile loans, residential mortgage loans, corporate loans, etc.). However, they are generally diversified within that asset type. In management's view, the Company's losses incurred to date on insured transactions have been manageable due to characteristically low default frequency despite variability.

        Management believes that, in contrast to the public finance insured portfolio, the primary determinant of loss in the asset-backed insured portfolio is default frequency, although severity is also considered. Since introducing a non-specific reserve in 1993, actual aggregate losses have been reasonably consistent with management's expectation in the majority of asset-backed categories, including insured obligations collateralized by automobile loans or residential mortgage debt of non-prime borrowers. The one exception involved senior bonds issued in 1998 and 1999 in connection with CDOs. In CDOs, the bonds insured by FSA are in "second-loss" positions, meaning that there are uninsured, subordinate bondholders or equity investors who must lose all of their investment outstanding at the time of default or earlier trigger event before the FSA-insured bonds become subject to loss. These transactions were structured to FSA's requirement that the "first-loss" position provide FSA an investment-grade level of protection. The underlying assets supporting the insured obligations were pools of corporate bonds individually rated below investment grade. In this structure, multiple credits must fail before claims are triggered. In 2002, credit quality deteriorated across a broad spectrum of the corporate market, which led to projected claims on these transactions and charges to the Company's consolidated statements of operations and comprehensive income, as well as an increase in the Company's loss experience rate. However, the severity of the largest single loss was relatively modest.

        In a volatile mortgage market, future HELOC reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for HELOCs are affected by multiple variables, including default rates, the rates at which new borrowings ("draws") under the HELOCs are funded, prepayment rates and the spread between LIBOR and Prime interest rates. Management believes the key determinants of loss are default rates and draw rates. In setting its reserves, management assumed a conditional default rate curve that began at the then-current one-month value and rose over six months to a stress conditional default rate of 8%, 10% or 15% (annualized), depending on the transaction, remained there for 12 months, then decreased over 12 months to twice the "normal" conditional default rate.

        Draw rates are a key determinant of loss in some of the more poorly performing HELOC transactions, particularly those sponsored by Countrywide Financial Corporation ("Countrywide"), because once those transactions breach performance thresholds, draws funded by Countrywide effectively support the transactions and reduce the claims that would otherwise be paid by the Company. Although Countrywide has acknowledged its obligation to fund future draws to performing HELOC borrowers, management has assumed a reduction in future draw rates to reflect management's estimation of Countrywide's future curtailment of availability for borrowers who are delinquent or whose homes have declined too much in value. In setting its reserves, management assumed annualized draw rates would decline linearly from 10% to 5% over 12 months, then remain at 5%.

        It is unrealistic to believe that all variables behave independently and management reported in the third quarter that, under a reasonably possible but more stressful than expected scenario, HELOC losses should not exceed $125 million. This amount was calculated using internally developed cash flow models and assumed that conditional default rates and draw rates for each transaction would remain at what was then (September 2007) their most recent three-month average for the life of the transaction. However, should Countrywide or any successor drastically curtail or altogether discontinue funding draws, HELOC losses could materially exceed $125 million.

        The Alt-A (or near-prime first lien) and Alt-A closed-end second lien ("CES") insured risks may also be at risk for future losses if default rates increase beyond current expectations. Management used a deterministic model to project the performance of FSA-insured mortgage-backed securities backed by closed-end (i.e., not revolving like HELOCs) second lien mortgage loans to Alt-A borrowers and does not currently estimate any losses for these transactions. All outstanding guaranteed Alt-A CES transactions were rated Triple-A when insured by the Company. Of the $1.5 billion net par currently outstanding, $681 million is protected by insurance policies from other monolines. The Company has reduced its internal ratings from Triple-A on four unwrapped Alt-A CES with aggregate net par of $814 million. One unwrapped Alt-A CES with $74 million in net par was downgraded to Single-A, and three unwrapped Alt-A CES with $740 million in net par were downgraded to Triple-B. While the three most troubled transactions have overcollateralization of over 20%, all are experiencing historically high default rates. Management's current deterministic model assumes that current default rates remain at their high levels for six months, then return to their normal range over the next six months. Management's future estimation of Alt-A CES performance could vary from its current estimates and could result in future Alt-A CES estimated losses.

        FSA management believes that the liability it carries for losses and loss expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio's probability of default and its severity of loss, and there can be no assurance that the liability for losses will not exceed such estimates.

        In the first two months of 2008, management observed continuing deterioration in the U.S. residential mortgage market. Unless conditions improve, management may need to allocate additional amounts from its non-specific loss reserve to its case reserves, or add to its non-specific reserve, to cover the projected performance of HELOCs or Alt-A closed-end second lien mortgages ("CES").

  Interest Expense

        Interest expense in the financial guaranty segment represents interest on corporate debt and intersegment interest on notes payable to GIC Subsidiaries related to the funding of the refinancing transactions. The table below shows the composition of the interest expense. The increase in interest expense is primarily due to the issuance of $300 million in hybrid debt in the fourth quarter of 2006.

Financial Guaranty Segment Interest Expense

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Hybrid debt	$19.3	$2.1	$—
Other corporate debt	27.0	27.0	27.0
Intersegment debt	16.4	20.1	28.2

Total financial guaranty segment interest expense	$62.7	$49.2	$55.2

  PV Premiums Originated

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company's premiums are collected in installments. Therefore, management calculates the non-GAAP measure PV premiums originated as a measure of current-period premium production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of premium installments and (2) premiums received upfront. The actual installment premiums received could vary from the amount estimated at the time of origination based on variances in the actual versus estimated outstanding debt balances and foreign exchange rate fluctuations. As a result, the realization of PV premiums originated could be greater or less than the amount reported.

        The Company's insurance policies, including insured derivatives, are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, PV premiums originated, as distinct from earned premiums, represents premiums to be earned in the future. See "—Non-GAAP Measures—Present Value of Premiums Originated" below for a more detailed discussion.

        The following table reconciles gross premiums written to PV premiums originated.

Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Gross premiums written	$852.8	$816.0	$833.8
Gross installment premiums received	(287.9)	(241.9)	(280.5)

Gross upfront premiums originated	564.9	574.1	553.3
Gross PV estimated installment premiums originated	618.2	215.6	368.1

Gross PV premiums originated	$1,183.1	$789.7	$921.4

        The following table shows gross par and PV premiums originated.

Financial Guaranty Segment Originations

	Gross Par Originated Year Ended December 31,			PV Premiums Originated Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in millions)
United States:
Public Finance	$56,949.4	$46,448.2	$64,805.9	$388.2	$309.6	$484.5
Asset-backed	40,446.1	28,647.7	24,491.3	322.3	113.4	195.4

Total United States	97,395.5	75,095.9	89,297.2	710.5	423.0	679.9
International:
Public Finance	12,501.4	9,403.9	7,421.3	404.9	317.7	185.3
Asset-backed	9,237.3	9,280.9	6,636.5	67.7	49.0	56.2

Total International	21,738.7	18,684.8	14,057.8	472.6	366.7	241.5

Total financial guaranty originations	$119,134.2	$93,780.7	$103,355.0	$1,183.1	$789.7	$921.4

        The following table represents the ratings distribution at origination for 2007.

Originations by Rating(1)

	Year Ended December 31, 2007
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$3,571.2	5%	$31,448.5	63%
Double-A	25,268.8	36	—	—
Single-A	24,168.8	35	198.2	0
Triple-B	3,940.6	6	8,799.4	18

Total United States	56,949.4	82	40,446.1	81
International:
Triple-A	364.8	1	8,344.6	17
Double-A	420.4	1	397.0	1
Single-A	4,434.5	6	469.3	1
Triple-B	7,281.7	10	26.4	0

Total International	12,501.4	18	9,237.3	19

Total financial guaranty originations	$69,450.8	100%	$49,683.4	100%

(1)
Based on internal ratings at date of origination. As of December 31, 2007, certain transactions had been downgraded.

  Public Finance—U.S.

        Full-year 2007 estimated U.S. municipal market volume was 10% higher than in 2006 and the highest market volume on record. This followed a 5% decline in 2006 from 2005. Insurance penetration was approximately 47% in 2007, 49% in 2006 and 57% in 2005. FSA insured approximately 25% of the par amount of insured new U.S. municipal bond issues sold during 2007, compared with 24% in 2006 and 26% in 2005.

        During the first nine months of 2007, the pricing environment was more competitive, and FSA generally focused on higher quality core sectors, such as general obligations, where more attractive relative returns were available. For the full year 2007, U.S. municipal par insured increased 23%, and PV premiums originated increased 25%. In 2006, U.S. public finance par insured declined 28%, and PV premiums originated declined 36%, as FSA increased its strategic focus on core municipal sectors.

        During the fourth quarter of 2007, municipal market volume declined, as issuers scaled back borrowing in response to market volatility, wider credit spreads and concerns about certain bond insurers. By December, a growing preference for FSA bond insurance had developed, and FSA's share of the insured market exceeded 50% in that month. Under these conditions in U.S. public finance, FSA's fourth-quarter 2007 PV premiums originated increased 50%, despite a 1% decline in par originated. Approximately 91% of the U.S. municipal bonds that FSA insured in the fourth quarter had an underlying credit quality of Single-A or higher. Although management believes it will continue to hold a dominant market position and achieve attractive pricing across sectors for a period of time, the length of that period will depend on market reaction to the recapitalization and possible reorganization of certain major competitors, the entry of one or possibly more new competitors, and any material regulatory changes.

  Public Finance—International

        Results in the international public finance sector tend to be irregular because of the timing of large transactions with long development periods.

        For the full year, international public finance par originated increased 33% to $12.5 billion, and PV premiums originated increased 27% to a record $404.9 million, driven by a significant number of large transactions in diverse sectors, such as transportation, health care and utilities. While FSA was most active in the United Kingdom and Europe, it also insured issues in Canada, Mexico, Australia, New Zealand, Japan and South Korea.

        In 2006, international public finance originations grew 27% in par insured, while PV premiums grew at a higher rate, 71%, because of longer average lives. Originations were strongest in the United Kingdom and Australia, but FSA also guaranteed public finance transactions in Western and Central Europe, Asia and the Americas.

  Asset-Backed—U.S.

        In 2007, FSA increased U.S. asset-backed par originated 41% and PV premiums originated 184%. PV originations grew more rapidly than par originated due to spread widening and longer average lives of transactions. Widening spreads created particularly strong opportunities in Super Triple-A pooled corporate CDS.

        In 2006, FSA's U.S. asset-backed par insured increased 17%, and PV premiums originated declined 42%. Throughout 2006, the asset-backed market was characterized by tight credit spreads, excess market liquidity and aggressive uninsured structures, which had a negative impact on pricing. Additionally, originations in 2006 had shorter average lives than those in 2005.

  Asset-Backed – International

        Outside the United States, FSA's international asset-backed par originations were flat in 2007, while PV premiums originated grew 38%. As in the U.S., the increase in PV premiums relative to par originated was primarily due to spread widening.

        In 2006, while credit spreads were narrow in international asset-backed markets, FSA increased international asset-backed par originations by 40%, while PV premiums originated declined 13%. Ninety percent or more of the net par volume of 2006 originations was of Triple-A or Super Triple-A quality.

  Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings as of December 31, 2007 is shown below. Exposure amounts are expressed net of first-loss, quota share and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	As of December 31, 2007
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,328	$114,456	$171,576
Tax-supported	1,207	49,956	77,945
Municipal utility revenue	1,184	44,303	72,333
Health care revenue	256	14,047	25,709
Housing revenue	168	7,711	13,643
Transportation revenue	135	17,407	30,406
Education/University	128	5,468	8,961
Other domestic public finance	23	1,873	3,012

Subtotal	10,429	255,221	403,585
International obligations	174	27,299	61,103

Total public finance obligations	10,603	282,520	464,688

Asset-backed obligations
Domestic obligations
Residential mortgages	223	19,774	22,297
Consumer receivables	42	11,341	12,060
Pooled corporate	322	59,207	63,245
Other domestic asset-backed	47	1,976	2,548

Subtotal	634	92,298	100,150
International obligations	78	31,639	33,468

Total asset-backed obligations	712	123,937	133,618

Total	11,315	$406,457	$598,306

Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	As of December 31, 2007
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	4%	80%	27%
Double-A	40	3	29
Single-A	43	4	32
Triple-B	12	11	11
Other	1	2	1

Total	100%	100%	100%

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guarantees of $11,731.6 million as of December 31, 2007. These commitments are typically short term and principally relate to primary and secondary public finance debt issuances. Commitments are contingent on the satisfaction of all conditions set forth in the commitments. These commitments may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	As of December 31, 2007
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,075	$35,508
New York	734	21,485
Pennsylvania	840	18,252
Texas	792	18,122
Florida	272	13,675
Illinois	711	13,612
New Jersey	634	11,432
Michigan	585	11,418
Washington	344	9,796
Massachusetts	227	7,324
Ohio	418	6,662
Georgia	128	6,653
Indiana	290	5,962
All other U.S. locations	3,379	75,320

Subtotal	10,429	255,221
International obligations	174	27,299

Total	10,603	$282,520

        As of December 31, 2007, the public finance insured portfolio contained three obligations for which the Company estimates an ultimate net loss: an international infrastructure obligation, a healthcare transaction and a waste treatment facility transaction. Estimated net loss as of December 31, 2007 on a present value basis or based on management's best estimate, net of anticipated recoveries and reinsurance was $34.9 million and is included in case reserves. The Company paid $1.1 million in 2007, $1.0 million in 2006 and $0.9 million in 2005 in claims on public finance obligations, net of reinsurance and recoveries. Management continually monitors these obligations and adjusts reserves accordingly.

  Asset-backed Insured Portfolio

        The Company insures a wide variety of structured finance securities, including insured derivatives, which generally are investment grade at origination, typically with low loss severity in the event of default and low liquidity demands. See "—Results of Operations—Fair-Value Adjustments for Derivatives" for a discussion of the Company's insured derivative portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the mortgage-backed categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. Estimated net loss for the asset-backed insured portfolio as of December 31, 2007, on a present value basis, net of anticipated recoveries and reinsurance, was $63.2 million and was recorded in case reserves. See "—Results of Operations—Losses." During 2007, the Company paid $61.9 million on claims in the asset-backed sector, net of recoveries received as of December 31, 2007, and reinsurance. During 2006 and 2005, the Company recovered $0.7 million and $0.4 million, respectively, on previously paid claims in the asset-backed sector, net of reinsurance and recoveries.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

        HELOCs:    HELOCs represent 6% of total asset-backed par outstanding. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses of between 1% and 3% of original par. At underwriting and at originally expected net prepayment speeds, a typical finance company-originated HELOC pool would have sufficient protection to withstand losses of approximately 15% of original par. Prepayment speeds have exceeded expectations in a number of transactions, reducing excess spread available to cover losses. Default rates on several FSA-insured HELOC pools recently have risen to historically unprecedented levels, resulting in net FSA claim payments of $47.6 million through December 31, 2007 across six finance-company transactions, some of which are expected to be fully reimbursed. The Company has reduced its internal credit rating on seven HELOCs to below investment grade. As of December 31, 2007, the Company projects present value cumulative lifetime losses of $65.0 million across five HELOCs.

        Alt-A Closed-End Second Lien Mortgages:    Alt-A closed-end second lien mortgages represent 1% of total asset-backed par outstanding. Closed-end second lien mortgage transactions insured by FSA are typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, with no assumed recovery, providing over three times coverage. Therefore, lifetime default rates would generally need to exceed 33-35% for the Company to suffer a loss. All FSA-insured closed-end second-lien mortgage transactions were rated Triple-A at closing. Six insured 2007 transactions with an aggregate net par of $681 million are rated Triple-A based on wraps provided by other monolines. FSA insured four closed-end second lien mortgage transactions that were not previously wrapped. Their performance has been deteriorating, and FSA downgraded three of these transactions to Triple-B and one to Single-A as of December 31, 2007.

        Subprime U.S. RMBS:    Subprime U.S. RMBS represent 4% of total asset-backed par outstanding. Nearly all subprime US RMBS transactions insured by FSA are rated Triple-A, although some issues have been put on credit watch subsequent to year end by one or more rating agencies. The exceptions are certain transactions insured in the 1990s and 2000 with net par outstanding of $103 million, which are reviewed quarterly for reserve sufficiency, and one 2007 transaction originally insured at Triple-A and recently internally downgraded to Double-A, with net par outstanding of $263 million. At origination, typical FSA-insured subprime RMBS transactions contain approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). If loss severity increased to 60%, more than 45% of all borrowers would have to default for the Company to pay a claim.

        NIM Securitizations:    NIM securitizations represent less than 1% of total asset-backed par outstanding. Since 2001, FSA has insured 67 NIM securitizations totaling $5.9 billion. Of this amount,

19 transactions, with an aggregate net par outstanding of $255 million, were outstanding at December 31, 2007. Twelve of FSA's outstanding insured NIM securitizations benefit from first-loss insurance provided by either Radian Insurance or Bluepoint Re. The performance of one insured NIM securitization, with a net par outstanding of $14.9 million, has deteriorated; Radian Insurance provides first-loss coverage for this NIM securitization, which has grown to 83% of net par outstanding.

        Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represent 1% of total asset-backed par outstanding. In a typical Alt-A transaction, FSA is protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination FSA typically expects pool losses to equal 3%, which assumes a 35% severity rate and 8.5% foreclosure frequency. Holding severity constant, foreclosures would need to exceed 31% before FSA experienced a loss on its policies. All of the FSA-insured Alt-A first lien exposure is rated Triple-A.

        Option Adjustable Rate Mortgages:    Option adjustable rate mortgage loan ("Option ARMs") securitizations represent 2% of total asset-backed par outstanding. All FSA-insured Option ARM transactions are currently rated Triple-A and are senior in the capital structures. These transactions are prepaying at moderate speeds and building overcollateralization. Although delinquencies are rising, there are few mortgage losses to date.

  Reinsurance of Insured Portfolio

        The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Company reinsures portions of its risks with affiliated and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis. For balances recorded in the consolidated financial statements for related party reinsurance transactions, see Note 21 to the consolidated financial statements in Item 8.

        Reinsurance does not relieve the Company of its obligations to policyholders. In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company may be unable to recover amounts due. A number of FSA's reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA in an amount equal to their statutory unearned premium loss and contingency reserves associated with the ceded business. FSA requires collateral from reinsurers primarily to (a) receive statutory credit for the reinsurance, (b) provide liquidity to FSA in the event of claims on the reinsured exposures, and (c) enhance rating agency credit for the reinsurance.

        The Company cedes approximately 25% of its gross par insured to a diversified group of reinsurers, including other monolines. As of December 31, 2007, 93% of FSA's reinsurers were rated Double-A or higher, but many are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $15,697 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	As of December 31, 2007
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2	(1)	AA	(1)	$25.2	$32,851	24%
Assured Guaranty Re Ltd.	Aa2		AA		21.0	30,729	22
Radian Asset Assurance Inc.	Aa3		AA		13.3	26,099	19
RAM Reinsurance Co. Ltd.	Aa3	(2)	AAA	(2)	1.6	13,086	9
BluePoint Re, Limited	Aa3		AA	(2)	0.5	8,393	6
XL Financial Assurance Ltd.	Aaa	(3)	AAA	(3)	9.5	8,277	6
Swiss Reinsurance Company.	Aa2		AA	-	4.3	4,549	3
R.V.I. Guaranty Co., Ltd.(4)	A3		A	-	—	4,186	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	0.2	2,341	2
CIFG Assurance North America Inc.	Aaa	(5)	AAA	(5)	—	2,105	2
Ambac Assurance Corporation	Aaa	(2)	AAA	(2)	0.2	1,304	1
Financial Guaranty Insurance Company	Aaa	(6)	AAA	(6)	—	1,144	1
ACA Financial Guaranty Corporation(7)	NR		CCC		—	1,103	1
Other(8)	Various	(8)	Various	(8)	0.7	1,567	1

Total					$76.5	$137,734	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Outlook revised downward after December 31, 2007 by one or more of the rating agencies.

(3)
Downgraded by Moody's (A3/review for downgrade) in March 2008 and S&P (A-/credit watch negative) in February 2008. The Company had a letter of credit from XLFA for $211.5 million as of December 31, 2007.

(4)
Over 97% of risks reinsured to R.V.I. Guaranty Co., Ltd. have underlying ratings of Triple-A.

(5)
Downgraded by Moody's (A1/stable) and S&P (A+/negative outlook) in March 2008.

(6)
Downgraded by Moody's (A3/review for downgrade) and S&P (A/credit watch negative) in February 2008.

(7)
All risks reinsured by ACA Financial Guaranty Corporation are domestic public finance obligations.

(8)
Includes Federal Insurance Company, Security Life of Denver International Ltd., PMI Mortgage Insurance Company, Assured Guaranty Re Overseas Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd, Radian Insurance Inc. and XL Insurance (Bermuda) Ltd. 84% in the Double-A rating category by S&P, and 51% rated Aa2 and 34% rated Aa3 by Moody's.

Financial Products Segment

  Results of Operations

Financial Products Segment

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net interest income from financial products segment	$1,078.1	$857.5	$487.9
Net realized and unrealized gains (losses) on derivative instruments	62.1	130.2	(181.3)
Net realized gains (losses) from financial products segment	1.9	0.1	(7.5)
Income from assets acquired in refinancing transactions	16.4	20.1	28.2
Other income	13.6	4.9	(0.4)

Total Revenues	1,172.1	1,012.8	326.9
Net interest expense from financial products segment	(989.2)	(768.7)	(491.6)
Foreign exchange (gains) losses from financial products segment	(138.5)	(159.4)	189.8
Other operating expenses	(28.0)	(26.6)	(25.1)

Total Expenses	(1,155.7)	(954.7)	(326.9)

Income (loss) before income taxes	16.4	58.1	(0.0)
Less: fair-value adjustments for economic hedges	(39.9)	10.3	(19.0)

Pre-tax segment operating earnings	$56.3	$47.8	$19.0

        2007 vs. 2006:    Despite an OTTI charge of $11.1 million pre-tax, FP Segment NIM increased as the average aggregate balance of the GIC book of business grew from $14.5 billion in 2006 to $17.6 billion in 2007, and as a result of realized gains. The GIC balance stabilized at $18.8 million in the fourth quarter of 2007 due to management's decision to build liquidity in the FP Investment Portfolio. FP Segment NIM is reconciled below.

        2006 vs. 2005:    The FP Segment NIM increased primarily due to growth in the average aggregate GIC balance, which increased from $11.3 billion in 2005 to $14.5 billion in 2006.

        The FP segment includes the results of operations of the GIC Subsidiaries and consolidated variable interest entities ("VIEs"). Management's analysis of the FP segment is primarily based on FP Segment NIM, a non-GAAP measure.

Reconciliation of Total NIM to Non-GAAP FP Segment NIM

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net interest income from financial products segment	$1,078.1	$857.5	$487.9
Net realized gains (losses) from financial products segment	1.9	0.1	(7.5)
Net interest expense from financial products segment	(989.2)	(768.7)	(491.6)

Total NIM	90.8	88.9	(11.2)
Realized gains (losses) from and ineffectiveness of economic hedges	(22.5)	(36.9)	27.6
Intersegment income	17.8	20.7	28.2

FP Segment NIM	$86.1	$72.7	$44.6

	Year Ended December 31,
	2007	2006	2005
	(in millions)
NIM generated by FP Investment Portfolio and GICs	$82.4	$68.8	$40.5
NIM generated by VIEs	3.7	3.9	4.1

FP Segment NIM	$86.1	$72.7	$44.6

        The Company is cooperating with the Department of Justice and the Securities and Exchange Commission in connection with their investigations of bid-rigging of awards of municipal GICs and brokers of municipal GICs. See "Item 1A. Risk Factors—The Company has received Department of Justice and SEC subpoenas and been named in class action lawsuits related to the municipal GIC industry."

  PV NIM Originated

        Like installment premiums, the PV NIM originated is expected to be earned and collected in future periods. The non-GAAP measure PV NIM originated represents the difference between the present value of estimated interest to be received on investments and the present value of estimated interest to be paid on liabilities issued by the FP Segment, net of transaction expenses, the expected results of derivatives used to hedge interest rate risk and the estimated effect of adverse changes in the expected lives of FP liabilities. In the first quarter of 2007, based on experience, management reduced its estimate of the adverse effect of transaction and hedging costs and changes in expected lives of FP liabilities. The Company's future positive interest rate spread estimate generally relates to contracts or security instruments that extend for multiple years. More detail on this Non-GAAP measure can be found in "—Non-GAAP Measures—Present Value of Financial Products Net Interest Margin Originated."

Financial Products PV NIM Originated

	Year Ended December 31,
	2007	2006	2005
	(in millions)
PV NIM originated	$87.9	$120.5	$92.6

        For the year, PV NIM originated declined 27% due primarily to the accumulation of liquidity and reduced investment activity in the last quarter. Although the Company issued $1.5 billion of new GICs in the fourth quarter of 2007, it limited new asset acquisitions in order to build additional liquidity in response to volatile market conditions. The increase in 2006 reflected the growth in the GIC book of business.

        Commencing with the fourth quarter of 2007, the Company has been enhancing the liquidity available in its FP Investment Portfolio by investing newly originated GIC proceeds in short-term investments, in anticipation of earlier than anticipated withdrawals from GICs supporting credit-linked notes referencing CDOs of ABS. As a result, the NIM on new business originations in the FP segment has been eliminated and, in some cases, negative NIM is generated. Overall, NIM remained positive through December 31, 2007. This trend is expected to continue in the near term to the extent that funding costs exceed short-term investment rates.

  FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

Carrying Value of Available-for-Sale and Trading Investments
in the FP Segment

	As of December 31
	2007	2006
	(in millions)
FP Investment Portfolio	$18,065.0	$16,389.3
VIE Investment Portfolio	1,148.2	1,147.8

Total	$19,213.2	$17,537.1

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

  FP Investment Portfolio

        The FP Investment Portfolio has 67% of its portfolio in non-agency RMBS. After analysis of the credit quality and credit protections in the portfolio, and based on management's ability and intent to hold the FP assets to maturity, management did not take OTTI charges in 2007, with the exception of a $11.1 million pre-tax charge related to three NIM securitizations recorded in the third quarter of 2007. At December 31, 2007, over 90% of the assets in the FP Investment Portfolio were Triple-A and 7% were Double-A. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and adverse rating actions on these securities may occur in 2008.

        Management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, loss severity and prepayment speeds to determine expected loss in its evaluation of OTTI. It uses both proprietary and third-party models to analyze the underlying collateral of ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with the view that all payments of principal and interest will be made as contractually required. Each mortgage-backed security in the FP Investment Portfolio was evaluated for OTTI as of December 31, 2007 by applying projected default assumptions to various delinquency categories, starting with 30 days past due, in order to create a measure of loss coverage. Once default rate assumptions were applied by delinquency category, management applied a 50% severity rate to projected gross losses. The result of this calculation was then compared with the hard credit enhancement embedded in each asset. As of December 31, 2007, all assets in the FP Investment Portfolio passed this test.

        In addition to this test, management selected what it believed to be the 20 worst performing investments from each of the Alt-A and subprime investment categories for further analysis. The Alt-A sector was identified because this sector demonstrated the worst relative performance in terms of over-

collateralization ratios. The analysis for the selected Alt-A and subprime securities used Intex, a third party vendor, because of its cash flow modeling capabilities as well as its detailed performance information. Management developed assumptions regarding conditional default rates, severity of loss and prepayment rates, which resulted in projected cumulative lifetime net losses by transaction ranging from 9.4% to 17.8% as a percentage of the original collateral balances for Alt-A securities. Subprime projected cumulative lifetime net losses ranged from 14.2% to 24.3%. The default, prepayment and severity of loss assumptions were modeled for each of the selected transactions to determine if those assumptions would result in a loss to the security held in the FP Investment Portfolio. If there were no projected ultimate losses to the security held in the FP Investment Portfolio, the security was deemed to perform. If the modeling results had indicated a collateral shortfall, the security value would have been deemed OTTI, which could have resulted in an OTTI charge being recorded through the consolidated statements of operations and comprehensive income. As of December 31, 2007, each Alt-A and subprime security passed the above test and therefore was expected to perform. Therefore, no Alt-A or subprime securities in the FP Investment Portfolio were considered other-than-temporarily impaired as of that date.

        Given the market stress in the subprime and Alt-A sectors, management further stressed these securities by increasing the default curve and applying its modeled peak default rate for a more extended period of time resulting in an increase in projected cumulative lifetime net losses for each of the securities stressed. There are 14 Alt-A security positions, representing approximately $320 million of amortized cost, that are considered most vulnerable to further performance deterioration and would be the positions most likely to trigger an OTTI charge in the future. See "—Liquidity and Capital Resources—Summary of Invested Assets—FP Investment Portfolio" for information regarding the FP Investment Portfolio.

  FP Segment Debt

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type

	As of December 31,
	2007	2006
	(in millions)
GIC debt:
Municipal	$7,477.9	$6,784.1
Non-municipal GICs:
CDOs of ABS GICs	6,099.8	4,368.0
Pooled corporate and CLO structured GICs	4,404.0	3,820.6
Other non-municipal GICs	786.2	781.2

Total non-municipal GICs	11,290.0	8,969.8

Total GIC debt	18,767.9	15,753.9

VIE debt	2,494.9	2,525.8

Total par value of FP segment debt	$21,262.8	$18,279.7

        GICs issued by the Company may be withdrawn based upon certain contractually established conditions. While management follows the performance of each contract carefully, in some cases withdrawals may occur substantially earlier than originally projected. In response, the Company has been enhancing the liquidity available in its FP Investment Portfolio by investing newly originated GIC proceeds into short-term investments.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        The primary component of expenses is employee compensation, which represented 65%, 59% and 65% of total expenses in each of the last three years, net of deferrals. The table below shows other operating expenses with and without compensation expense related to DCP and SERP plans, which include mark-to-market adjustments and other expenses. These expenses are offset by amounts in other income arising from assets held to economically defease such obligations. The DCP and SERP liabilities are matched with assets.

Other Operating Expenses

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Amortization of previously deferred underwriting expenses and reinsurance commissions	$63.4	$63.0	$68.3

Other operating expenses	272.9	244.3	236.2
Underwriting expenses deferred	(153.9)	(148.3)	(158.6)
Financial products other operating expenses	17.0	14.2	13.8
Reinsurance commissions written, net	(83.3)	(79.7)	(63.2)
Reinsurance commissions deferred, net	83.3	79.7	63.2

Other operating expenses, excluding DCP/SERP	136.0	110.2	91.4
DCP/SERP expenses	6.1	14.4	2.2

Total other operating expenses	142.1	124.6	93.6

Total expenses	$205.5	$187.6	$161.9

        Compensation expense consists largely of bonus and equity participation plan expenses, which are driven by the performance of the Company. The Company defines success by the level of operating earnings, growth in ABV and origination volume. Two of the last three years have been record origination years at FSA, with operating earnings and ABV also growing. Lower deferral rates have also increased operating expenses over the last three years. The overall deferral rate for 2007 was 53%, versus 57% in 2006 and 63% in 2005.

Taxes

        The Company's effective tax rate benefit was 64% in 2007 and tax rate provisions were 29% in 2006 and 27% in 2005. The 2007 effective tax rate reflects the higher ratio of tax-exempt interest income to year-to-date pre-tax loss, which was caused by mark-to-market losses recorded in income. The 2007 and 2006 rates differ from the statutory rate of 35% due primarily to tax-exempt interest and, in 2006, minority interest. In 2005, the rate differed from the statutory rate of 35% due primarily to tax-exempt interest, minority interest and the Company's reorganization of Financial Security Assurance International Ltd. ("FSA International") together with its intention to begin repatriating FSA International's future earnings.

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No.48 ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an entity's financial statements pursuant to FASB Statement No. 109, "Accounting for Income Taxes" and provides thresholds for recognizing and measuring benefits of a tax position taken or expected to be taken in a tax return. Consequently, the Company recognizes tax benefits only on tax positions where it is "more likely than not" to prevail. There was no impact on the Company's financial statements from adopting FIN 48. See Note 11 to the consolidated financial statements in Item 8.

        The American Jobs Creation Act of 2004 (the "Act"), enacted on October 22, 2004, added Section 965 to the Internal Revenue Code. Section 965 provides for the repatriation of dividends from a controlled foreign corporation to its U.S. shareholder at an effective tax rate of 5.25%, provided that proceeds from the repatriation are utilized for qualified domestic investment activities. The U.S. Treasury Department issued Notice 2005-10, which provided guidance on acceptable investment activities. The Company believes it qualifies for the beneficial treatment under Section 965 and accordingly accrued a tax liability and expense of $5.3 million at December 31, 2004. This amount approximated the tax effect on FSA International's tax dividend distribution made in the fourth quarter of 2005.

        In December 2005, the Company repatriated earnings from FSA International to avail itself of the reduced effective tax rate of 5.25% (compared with the normal effective tax rate of 35%) applicable to certain earnings and profits of offshore subsidiaries repatriated during 2005 and invested in the United States pursuant to a qualifying reinvestment plan in accordance with the Act. In connection with such repatriation, the Company recapitalized FSA International in October of 2005 to become a wholly owned subsidiary and declared that it no longer intends to reinvest future earnings of that subsidiary permanently offshore, with the effect that 2005 and future income from FSA International have become subject to an increased effective U.S. tax rate. The effect in 2005 on earnings reflects (a) a tax liability of $15.1 million in respect of earnings of FSA International that have previously been recognized for GAAP but not yet for tax and (b) $14.2 million related to 2005 earnings.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains Insurance Group. While the Company had no legal liability in connection with the indemnity payment, the payment is treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains Insurance Group under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2007.

Exposure to Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	As of December 31, 2007
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Investment Portfolio(2)
	(dollars in millions)
Assured Guaranty Re Ltd	$1,094	$30,729	$26.0	$213.3
Radian Asset Assurance Inc.	101	26,099	3.6	305.4
RAM Reinsurance Co. Ltd.	—	13,086	—	—
BluePoint Re, Limited	—	8,393	—	—
XL Capital Assurance Inc. and XL Financial Assurance Ltd.	1,503	8,277	33.2	413.9
CIFG Assurance North America Inc.	201	2,105	5.5	183.4
Ambac Assurance Corporation	3,437	1,304	507.4	943.5
Financial Guaranty Insurance Company	2,414	1,144	345.9	480.7
ACA Financial Guaranty Corporation	26	1,103	—	—
MBIA Insurance Corporation	3,741	—	478.7	861.1

Total	$12,517	$92,240	$1,400.3	$3,401.3

Total portfolio	$406,457	$137,734	$5,027.9	$19,471.0
% of total portfolio	3%	67%	28%	17%

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding.

(2)
Based on amortized cost.

Exposures to Monolines
and Ratings of Underlying Risks

	As of December 31, 2007
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Investment Portfolio
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(2)	$1,094	$30,729	$26.0	$213.3
Triple-A	23%	10%	8%	22%
Double-A	10	38	—	7
Single-A	67	34	84	71
Triple-B	—	16	8	—
Below Investment Grade	—	2	—	—
Radian Asset Assurance Inc.
Exposure(2)	$101	$26,099	$3.6	$305.4
Triple-A	6%	10%	—%	—%
Double-A	—	41	88	—
Single-A	11	38	—	—
Triple-B	54	11	12	—
Below Investment Grade	29	—	—	100
RAM Reinsurance Co. Ltd.(4)
Exposure(2)	$—	$13,086	$—	$—
Triple-A	—	17%	—	—
Double-A	—	39	—	—
Single-A	—	30	—	—
Triple-B	—	13	—	—
Below Investment Grade	—	1	—	—
BluePoint Re, Limited(4)
Exposure(2)	$—	$8,393	$—	$—
Triple-A	—	13%	—	—
Double-A	—	41	—	—
Single-A	—	30	—	—
Triple-B	—	16	—	—
Below Investment Grade	—	—	—	—
XL Capital Assurance Inc. and XL Financial Assurance Ltd.(3)(4)
Exposure(2)	$1,503	$8,277	$33.2	$413.9
Triple-A	22%	12%	—%	2%
Double-A	7	18	—	—
Single-A	35	30	96	12
Triple-B	36	38	—	59
Below Investment Grade	—	2	—	27
Not Rated	—	—	4	—
CIFG Assurance North America Inc.(4)
Exposure(2)	$201	$2,105	$5.5	$183.4
Triple-A	—%	2%	—%	24%
Double-A	2	28	—	14
Single-A	—	39	100	17
Triple-B	98	31	—	—
Below Investment Grade	—	—	—	45
Ambac Assurance Corporation(4)
Exposure(2)	$3,437	$1,304	$507.4	$943.5
Triple-A	22%	—%	—%	16%
Double-A	43	8	33	6
Single-A	31	30	62	34
Triple-B	4	62	2	38
Below Investment Grade	—	—	3	6
Financial Guaranty Insurance Company(4)
Exposure(2)	$2,414	$1,144	$345.9	$480.7
Triple-A	—%	—%	—%	—%
Double-A	21	22	39	1
Single-A	59	43	58	32
Triple-B	20	35	3	64
Below Investment Grade	—	—	—	3

Exposures to Monolines
and Ratings of Underlying Risks (Continued)

	As of December 31, 2007
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Investment Portfolio
	(dollars in millions)
ACA Financial Guaranty Corporation
Exposure(2)	$26	$1,103	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	63	61	—	—
Single-A	5	38	—	—
Triple-B	26	1	—	—
Below Investment Grade	6	—	—	—
MBIA Insurance Corporation
Exposure(2)	$3,741	$—	$478.7	$861.1
Triple-A	7%	—%	—%	—%
Double-A	54	—	32	23
Single-A	4	—	58	20
Triple-B	35	—	7	40
Below Investment Grade	—	—	3	17

(1)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(2)
Represent par balances for the insured portfolios and amortized cost for the investment portfolios.

(3)
Excludes $39 million in redeemable preferred shares of XLFA, which are not rated.

(4)
Subsequent to December 31, 2007, ratings were downgraded or outlooks were revised downward by one or more rating agencies.

Special Purpose Entities

        Asset-backed and, to a lesser extent, public finance transactions insured by the Company may employ special purpose entities for a variety of purposes. A typical asset-backed transaction, for example, employs a special purpose entity as the purchaser of the securitized assets and as the issuer of the insured obligations. The Company's participation is typically requested by the sponsor of the special purpose entity or the underwriter, either via a bid process or on a sole-source basis. Special purpose entities are typically owned by transaction sponsors or charitable trusts, although the Company may have an ownership interest in some cases. The Company maintains certain contractual rights and exercises varying degrees of influence over special purpose entity issuers of FSA-insured obligations.

        The Company also bears some of the "risks and rewards" associated with the performance of those special purpose entities' assets. Specifically, as issuer of the financial guaranty insurance policy insuring a given special purpose entity's obligations, the Company bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection).

        The Company's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the special purpose entity typically pays a periodic premium to the Company in consideration of the issuance by the Company of its insurance policy, with the special purpose entity's assets typically serving as the source of such premium, thereby providing some of the "rewards" of the special purpose entity's assets to the Company. Special purpose entities are also employed by the Company in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA.

        The degree of influence exercised by the Company over these special purpose entities varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. In analyzing special purpose entities described above, the Company considers reinsurance to be an implicit variable interest. Where the Company determines it is required to consolidate the special purpose entity, the outstanding exposure is excluded from outstanding exposure amounts reported in this Annual Report on Form 10-K.

Liquidity and Capital Resources

  FSA Holdings Liquidity

        At December 31, 2007, FSA Holdings had cash and investments of $35.7 million available to fund the liquidity needs of its non-insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from FSA and FSA's repurchase of its own shares from FSA Holdings. In February 2008, Dexia Holdings, Inc. contributed $500.0 million of additional capital to FSA Holdings to provide additional capacity to insure new financial guaranty business. FSA Holdings contributed this amount to FSA, which increased FSA's excess rating agency capital.

        At December 31, 2007, FSA repaid its entire surplus note obligation of $108.9 million to FSA Holdings. In addition, FSA Holdings forgave all interest expense for 2007, which totaled $5.0 million, including $3.6 million already paid by FSA and $1.4 million of accrued interest. FSA Holdings then recontributed the proceeds from the repayment of the surplus notes plus the amount of interest expense already paid to FSA. All surplus note transactions were approved by the New York Superintendent. FSA paid interest of $5.4 million and $5.4 million in 2006 and 2005.

        FSA Holdings paid dividends of $122.0 million in 2007, $530.0 million in 2006 and $71.1 million in 2005. FSA International paid preferred dividends of $6.9 million in 2005 to XL Capital Ltd, its minority interest owner. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda) Ltd. for a cash purchase price of $39.1 million, in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect wholly owned subsidiary of the Company.

        On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSA Holdings entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSA Holdings long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSA Holdings or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSA Holdings has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings.

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

  FSA's Liquidity

        In its financial guaranty business, premiums and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. FSA's primary uses of funds are to pay operating expenses and to pay dividends to its parent FSA Holdings. FSA's funds are also required to satisfy claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. In each of the three years reported, the Company has not drawn on any alternative sources of liquidity to meet its obligations. In prior years, the Company has refinanced certain transactions using funds raised through its GIC Subsidiaries.

        Insurance policies issued by FSA guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events subject to single-risk limits specified in the insurance laws of the State of New York ("the New York Insurance Law"). These policy provisions prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements. See "Item 1. Business—Insurance Regulatory Matters." Management believes that FSA's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow.

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2007, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2007 is approximately $162.9 million. FSA did not pay dividends in 2007 and paid dividends of $140.0 million in 2006 and $87.0 million in 2005.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased shares of its common stock from FSA Holdings totaling $180.0 million in 2007 and $100.0 million in 2006, and retired such shares.

        Management believes that the Company's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. In addition, the Company has a number of sources of liquidity available to pay claims on a short- and long-term basis: cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and capital market transactions.

        Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term competitive position and prospects for future business opportunities as well as its results of operations and financial condition. Credit ratings are an important component of a financial institution's ability to compete in the financial guaranty market.

        In February 2008, FSA Holdings contributed $500 million of additional capital to FSA to provide additional capacity to insure new financial guaranty business. The contribution increased FSA's excess rating agency capital.

  FP Segment Liquidity

        In its FP segment, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the FP segment's operating cash flow and the maturity of its investments provide sufficient liquidity to pay its obligations. Uncertainties remain regarding the timing of withdrawals of GICs associated with the CDOs of ABS. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can sell investment assets, although the Company has the ability and management has the intent to hold these investments to maturity. To support this intent, as well as the Company's ability to hold the investments to maturity, the Company has been increasing short-term liquidity positions in the FP Investment Portfolio, which amounted to $1.9 billion as of December 31, 2007, and may raise additional funds through the issuance of GICs or medium term notes or by entering into repurchase agreement transactions. Under stress scenarios, the FP segment may be required to access additional funds through the issuance of GICs at higher credit spreads reflective of the current market environment or other avenues that would be costly to the Company.

        Credit ratings are also an important component of a financial institutions' ability to compete in the derivative, investment agreement and structured transaction markets. If FSA were downgraded, the Company might be required to post incremental collateral to its investment agreement and derivative counterparties, introducing additional liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in a significant amount of collateral to be posted. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit.

  Contractual Obligations

        The following is a summary of the Company's contractual obligations at December 31, 2007:

Contractual Obligations(4)

	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 years	Total
	(in millions)
Losses and loss adjustment expense reserve(1)	$119.5	$56.1	$(7.4)	$20.9	$189.1
FP segment debt(2)	5,236.6	7,896.0	4,429.7	12,741.3	30,303.6
Notes payable(3)	46.1	92.1	92.1	3,558.5	3,788.8
Operating lease obligations	9.1	17.7	16.9	104.2	147.9
DCP and SERP liability	20.9	37.2	11.3	73.3	142.7
Equity participation plan	46.6	65.6	—	—	112.2

Total	$5,478.8	$8,164.7	$4,542.6	$16,498.2	$34,684.3

(1)
Amounts represent the undiscounted estimated claim payments, net of recoveries. Negative amounts are shown for years in which management expects recoveries of claims paid in prior years. Excludes non-specific reserves.

(2)
Amounts include future implied interest accretion on zero-coupon obligations and future interest payments. Foreign amounts are calculated using spot rates as of December 31, 2007. Future interest payments are assumed to be at the rates in effect as of December 31, 2007 for floating rate debt.

(3)
Amounts include principal and interest payments for the minimum contractual period.

(4)
Excludes amounts related to FIN 48 liabilities, which are uncertain with respect to amount and timing.

  Cash Flow

        The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. The following table summarizes cash flow from operations, investing and financing activities at the FSA Holdings consolidated level.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash provided by (used for) operating activities	$383.5	$611.2	$654.3
Cash provided by (used for) investing activities	(2,963.3)	(3,423.7)	(5,053.9)
Cash provided by (used for) financing activities	2,571.7	2,800.7	4,421.9
Effect of changes in foreign exchange rates on cash balances	2.2	0.7	(1.3)

Net (decrease) increase in cash	(5.9)	(11.1)	21.0
Cash at beginning of year	32.5	43.6	22.6

Cash at end of year	$26.6	$32.5	$43.6

  Cash Flow from Operations

        The primary source of the fluctuations in cash flow from operations between 2005, 2006 and 2007 was the purchase of bonds in the trading portfolio in 2007 and 2006, which is included in cash flows from operations. Excluding these trading portfolio purchases, cash flow was $600.0 million in 2007 and

$728.6 million in 2006. In 2007, excluding trading portfolio asset purchases, the decrease in cash flow from operations was primarily due to an increase in losses paid, as well as increases in interest paid on notes payable and taxes paid. Excluding trading portfolio asset purchases, the increase in cash flow from operations between 2005 and 2006 is attributable primarily to an increase in net interest received from the FP segment and a reduction in taxes paid, partially offset by the decrease in premiums.

        Premiums received were $543.9 million in 2007, $523.4 million in 2006 and $594.4 million in 2005. The decline in premiums received in 2006 from 2005 primarily resulted from a decrease in asset-backed installment premium writings and the 2005 reassumption of a block of health care business. The increase in premiums received in 2007 from 2006 was principally due to the receipt of higher installment premiums in 2007, reflecting increases in both public finance and asset-backed transactions.

        Net investment income from the General Investment Portfolio has been increasing over the past three years, largely due to increased investment balances as premiums received are generally invested in long-term assets. Investment income received on assets acquired in refinancing transactions declines as those assets pay down or are sold. Losses paid increased significantly in 2007 due primarily to claim payments on insured HELOC obligations. Interest on notes payable increased from $27.0 million in 2005 and $26.9 million in 2006 to $47.3 million in 2007 due to the issuance of $300.0 million of hybrid debt in the fourth quarter of 2006. Operating expenses paid increased in each of the last two years, due primarily to increased bonus and share performance payments to employees. Net cash flow from FP interest income and expense increased from 2005 to 2006 as the FP debt and FP Investment Portfolios grew. The decrease in 2007 from 2006 was due to an increase in prepaid derivative payments and lower margins.

  Cash Flow from Investing and Financing Activities

        Investing activities consist primarily of purchases and sales of assets in the Company's various investment portfolio. The Company invests proceeds from the issuance of GICs and VIE debt in assets held within the FP Segment Investment Portfolio. Premium receipts are invested in the General Investment Portfolio. Proceeds from issuance of debt are classified as financing activities while the investment of those proceeds are classified as investing activities in the cash flow statement.

        In 2006, cash flow from financing activities included net cash inflow of $295.8 million related to the issuance of hybrid debt and cash outflow of $530.0 million for dividends paid to shareholders, including a $400.0 million extraordinary dividend.

  Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	For the Year Ended December 31, 2007
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets acquired in refinancing transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,891.6	$5,054.6	$17,215.1	$15,796.5	$1,119.4	$1,139.6	$2.4	$5.9	$23,228.5	$21,996.6
Equity securities	40.0	39.9	—	—	—	—	—	—	40.0	39.9
Short-term investments	96.3	97.4	1,918.7	1,918.7	8.6	8.6	—	—	2,023.6	2,024.7
Trading portfolio	—	—	337.2	349.8	—	—	—	—	337.2	349.8
Securitized loans	—	—	—	—	—	—	177.8	180.4	177.8	180.4
Other	—	—	—	—	—	—	45.5	45.5	45.5	45.5
Cash	24.6	24.6	2.0	2.0	—	—	—	—	26.6	26.6

Total	$5,052.5	$5,216.5	$19,473.0	$18,067.0	$1,128.0	$1,148.2	$225.7	$231.8	$25,879.2	$24,663.5

	For the Year Ended December 31, 2007
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets acquired in refinancing transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,546.1	$4,721.5	$15,564.5	$15,629.7	$1,127.7	$1,128.3	$40.1	$41.1	$21,278.4	$21,520.6
Equity securities	54.3	54.3	—	—	—	—	—	—	54.3	54.3
Short-term investments	96.1	96.6	640.2	640.2	19.5	19.5	—	—	755.8	756.3
Trading portfolio	—	—	117.5	119.4	—	—	—	—	117.5	119.4
Securitized loans	—	—	—	—	—	—	241.8	237.3	241.8	237.3
Other	—	—	—	—	—	—	55.0	55.0	55.0	55.0
Cash	31.9	31.9	0.6	0.6	—	—	—	—	32.5	32.5

Total	$4,728.4	$4,904.3	$16,322.8	$16,389.9	$1,147.2	$1,147.8	$336.9	$333.4	$22,535.3	$22,775.4

(1)
Management believes the balances in the VIE Investment Portfolio and assets acquired under refinancing transactions are beyond the reach of the Company and its creditors.

        The Company includes, in its long-term bond portfolios, variable rate demand notes ("VRDNs") and auction rate securities ("ARS"). VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. VRDNs totaled $224.3 million and $214.0 million at December 31, 2007 and 2006. As of December 31, 2007, VRDNs consisted of obligations backed by municipal obligors. ARS totaled $532.5 million at December 31, 2006 and zero at December 31, 2007. For management purposes, VRDN and ARS have been managed as short-term investments, although recent failures in the ARS market have raised questions about the liquidity of ARS and, to a lesser extent, VRDNs.

  General Investment Portfolio

        The following tables set forth certain information concerning securities in the Company's General Investment Portfolio based on amortized cost:

General Investment Portfolio Fixed-Income Securities by Rating
As of December 31, 2007(1)

Rating	Percent of Fixed- Income General Investment Portfolio
Triple-A(2)	84.1%
Double-A	13.4
Single-A	2.1
Triple-B	0.3
Not Rated	0.1

Total	100.0%

  (1)
  Ratings are based on the lower of Moody's or S&P ratings available as of December 31, 2007.

  (2)
  Includes U.S. Treasury obligations, which comprised 2% of the portfolio as of December 31, 2007.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments"). Of the bonds included in the General Investment Portfolio, 7.5% were Triple-A by virtue of insurance provided by FSA and 28.1% were insured by other monolines, 100% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Double-A range. See "—Exposure to Monolines."

Summary of General Investment Portfolio

	As of December 31,
	2007			2006
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Bonds:
Taxable bonds	$971.1	5.27%	$990.0	$882.3	4.92%	$887.3
Tax-exempt bonds	3,920.5	4.84	4,064.6	3,663.8	4.91	3,834.2

Total bonds	4,891.6	4.93	5,054.6	4,546.1	4.91	4,721.5
Short-term investments	96.3	4.18	97.4	96.1	4.55	96.6

Total fixed-income securities	4,987.9	4.91	5,152.0	4,642.2	4.91	4,818.1
Equity securities	40.0		39.9	54.3		54.3

Total General Investment Portfolio	$5,027.9		$5,191.9	$4,696.5		$4,872.4

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

General Investment Portfolio by Security Type

	As of December 31,
	2007			2006
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97.3	4.53%	$101.4	$165.5	4.72%	$166.0
Obligations of U.S. states and political subdivisions	3,920.5	4.84	4,064.6	3,663.8	4.91	3,834.2
Mortgage-backed securities	404.3	5.64	407.8	262.6	5.37	259.5
Corporate securities	198.4	5.24	201.2	218.2	4.96	217.5
Foreign securities	248.0	5.00	256.3	213.1	4.54	221.4
Asset-backed securities	23.1	5.07	23.3	22.9	4.60	22.9

Total bonds	4,891.6	4.93	5,054.6	4,546.1	4.91	4,721.5
Short-term investments	96.3	4.18	97.4	96.1	4.55	96.6

Total fixed-income securities	4,987.9	4.91	5,152.0	4,642.2	4.91	4,818.1
Equity securities	40.0		39.9	54.3		54.3

Total General Investment Portfolio	$5,027.9		$5,191.9	$4,696.5		$4,872.4

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio
As of December 31, 2007

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17.0	$(0.0)	$—	$—	$2.0	(0.1)	$19.0	$(0.1)
Obligations of U.S. states and political subdivisions	86.5	(1.2)	322.8	(4.1)	10.9	(0.5)	420.2	(5.8)
Mortgage-backed securities	0.2	(0.0)	0.2	(0.0)	109.2	(1.7)	109.6	(1.7)
Corporate securities	4.7	(0.0)	12.2	(0.4)	27.5	(0.7)	44.4	(1.1)
Foreign securities	37.6	(0.3)	—	—	—	—	37.6	(0.3)
Asset-backed securities	—	—	—	—	3.0	(0.0)	3.0	(0.0)

Total	$146.0	$(1.5)	$335.2	$(4.5)	$152.6	$(3.0)	$633.8	$(9.0)

Aging of Unrealized Losses of Bonds in General Investment Portfolio
As of December 31, 2006

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71.5	$(0.6)	$4.6	$(0.0)	$44.8	$(1.3)	$120.9	$(1.9)
Obligations of U.S. states and political subdivisions	94.7	(0.2)	5.3	(0.0)	69.8	(1.0)	169.8	(1.2)
Mortgage-backed securities	46.1	(0.1)	7.6	(0.3)	137.6	(3.8)	191.3	(4.2)
Corporate securities	44.7	(0.2)	7.4	(0.0)	94.3	(2.0)	146.4	(2.2)
Foreign securities	23.2	(0.1)	—	—	2.7	(0.1)	25.9	(0.2)
Asset-backed securities	2.0	(0.0)	1.0	(0.0)	11.1	(0.1)	14.1	(0.1)

Total	$282.2	$(1.2)	$25.9	$(0.3)	$360.3	$(8.3)	$668.4	$(9.8)

        At December 31, 2007, there were 354 investments in fixed-income bonds for which amortized cost exceeded fair value; the aggregate amount of the excess of cost over fair value of securities in the unrealized loss position was $9.0 million, or 1%. Of the 180 investments in an unrealized loss position for 12 months or more, at December 31, 2007, the largest loss on an individual investment was $0.3 million, or 5% of its amortized cost. Of the 121 investments in an unrealized loss position for more than six months but less than 12 months, at December 31, 2007, the largest loss on an individual investment was $0.5 million, or 7% of its amortized cost. Of the 53 securities in an unrealized loss position less than six months, at December 31, 2007, the largest loss on an individual investment was

$0.2 million, or 8% of its amortized cost. At December 31, 2006, there were 451 such investments, for which the aggregate amount of the excess over fair value was $9.8 million, or 1%.

        Management has determined that the unrealized losses in fixed-income securities at December 31, 2007 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon: (a) the lack of principal and interest payment defaults on these securities; (b) the creditworthiness of the issuers; and (c) FSA's ability and current intent to hold these securities until maturity. As of December 31, 2007 and 2006, 100% of the securities that were in a gross unrealized loss position were rated investment grade.

        The amortized cost and fair value of fixed-income securities in the General Investment Portfolio as of December 31, 2007 and 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$156.0	$158.0	$212.4	$212.8
Due after one year through five years	1,354.8	1,425.2	1,167.2	1,223.9
Due after five years through ten years	818.4	853.9	865.9	894.9
Due after ten years	2,231.3	2,283.8	2,111.2	2,204.1
Mortgage-backed securities(1)	404.3	407.8	262.6	259.5
Asset-backed securities(2)	23.1	23.3	22.9	22.9

Total fixed-income securities in General Investment Portfolio	$4,987.9	$5,152.0	$4,642.2	$4,818.1

(1)
Stated maturities for mortgage-backed securities of four to 30 years as of December 31, 2007 and of two to 30 years as of December 31, 2006.

(2)
Stated maturities for asset-backed securities of one to 15 years as of December 31, 2007 and of one to 28 years as of December 31, 2006.

        The weighted average maturity of the fixed-income securities in the General Investment Portfolio as of December 31, 2007 was approximately 12 years.

Distribution of Mortgage-Backed Securities
in General Investment Portfolio by Investment Category

	As of December 31, 2007
	Par Value	Amortized Cost	Fair Value
	(in millions)
Pass-through securities—U.S. Government agency	$353.2	$350.9	$354.0
CMOs—U.S. Government agency	16.7	16.9	16.9
CMOs—non-agency	37.1	36.5	36.9

Total mortgage-backed securities	$407.0	$404.3	$407.8

Distribution of Mortgage-Backed Securities
in General Investment Portfolio by Investment Category

	As of December 31, 2006
	Par Value	Amortized Cost	Fair Value
	(in millions)
Pass-through securities—U.S. Government agency	$238.4	$238.8	$236.0
CMOs—U.S. Government agency	8.7	8.8	8.7
CMOs—non-agency	14.8	15.0	14.8

Total mortgage-backed securities	$261.9	$262.6	$259.5

        The Company's investments in mortgage-backed securities in its General Investment Portfolio primarily consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held in its General Investment Portfolio, as of December 31, 2007, $36.9 million of Triple-A-rated CMOs that are not guaranteed by government agencies. Secondary-market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

        These CMOs held as of December 31, 2007 have stated maturities ranging from ten to 30 years and expected average lives ranging from one to 16 years based on anticipated prepayments of principal.

        Mortgage-backed securities differ from traditional fixed-income bonds because they are subject to prepayments at par value without penalty when the underlying mortgage loans are prepaid at the borrower's option. Prepayment rates on mortgage-backed securities are influenced primarily by the general level of prevailing mortgage interest rates, with prepayments increasing when prevailing loan interest rates are lower than the rates on the underlying mortgage loans, and by the terms of the loans. When prepayments occur, the proceeds must be reinvested at then-current market rates, which may be below the yield on the prepaid securities.

  FP Investment Portfolio

        The FP Investment Portfolio includes securities classified as available-for-sale and securities classified as trading. It broadly comprises short-term investments, non-agency RMBS, securities issued or guaranteed by U.S. sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs, and other asset-backed securities. Non-agency RMBS constitute the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: home equity loans to non-prime borrowers, commonly referred to as "subprime" loans, Alt-A loans, Option ARMs, CES, HELOCs and prime loans. The FP Investment Portfolio also includes NIM securitizations.

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company records the difference between the book value and fair value of these securities (the "unrealized gains and losses") net of deferred tax, as a component of accumulated other comprehensive income. In the FP Investment Portfolio, after-tax unrealized losses of $922.1 million as of December 31, 2007 were recorded in other comprehensive income and resulted from the general widening of credit spreads and liquidity premium in the mortgage-backed and asset-backed securities markets. In 2007 and 2006, unrealized after-tax gains of $9.1 million and $2.3 million, respectively, were recorded in the consolidated statements of operations and comprehensive income related to its trading portfolio. For a discussion of these unrealized losses, as well as the risks inherent in the FP Investment Portfolio, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed-Income Securities by Rating(1)

Rating	Percent of FP Investment Portfolio As of December 31, 2007
AAA	92.8%
AA	6.5
A	0.7

Total	100.0%

  (1)
  Ratings are based on the lower of Moody's or S&P ratings available as of December 31, 2007. Since December 31, 2007, many of these securities have had their ratings placed on review for possible downgrades and in some cases have been downgraded.

        The FP Investment Portfolio includes FSA-Insured Investments. Of the bonds included in the FP Investment Portfolio as of December 31, 2007, 4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio 19% were insured by other monoline guarantors. See "—Exposure to Monolines."

Summary of FP Investment Portfolio

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
FP Investment Portfolio:
Taxable bonds	$17,552.3	$16,146.3	$15,682.0	$15,749.1
Short-term investments	1,918.7	1,918.7	640.2	640.2

Total FP Investment Portfolio	$19,471.0	$18,065.0	$16,322.2	$16,389.3

FP Investment Portfolio by Security Type

	As of December 31,
	2007		2006
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$13,016.0	$11,714.6	$10,987.8	$11,010.6
Agency RMBS(1)	1,064.3	1,058.2	1,009.9	1,012.5
U.S. Municipal bonds	556.2	555.4	756.0	763.6
Corporate(2)	858.9	869.0	585.9	598.7
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	471.0	431.6	359.1	360.4
Other (primarily asset backed)	1,585.9	1,517.5	1,983.3	2,003.3

Total available-for-sale bonds and trading portfolio	17,552.3	16,146.3	15,682.0	15,749.1
Short-term investments	1,918.7	1,918.7	640.2	640.2

Total FP Investment Portfolio	$19,471.0	$18,065.0	$16,322.2	$16,389.3

(1)
Includes RMBS or ABS issued or guaranteed by U.S. sponsored agencies (including but not limited to Fannie Mae or Freddie Mac).

(2)
Includes securities classified as trading.

        The table below shows the composition of the non-agency RMBS portfolio by credit rating, weighted average life and the related unrealized gains and losses included in accumulated other comprehensive income.

Selected Information for Mortgage-Backed Non-Agency U.S. RMBS
Securities in FP Investment Portfolio

	As of December 31, 2007
	Credit Ratings(1)
					Weighted Average Life	Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
	Triple-A	Double-A	Single-A	Triple-B
					(in years)	(dollars in millions)
Collateral type:
Subprime	91%	8%	1%	—	2.9	$8,140.6	$(855.8)	$7,284.8	62%
Alt-A	99	1	—	—	4.3	2,917.7	(265.8)	2,651.9	23
Option ARMs	100	—	—	—	2.3	930.2	(54.1)	876.1	7
Closed-end second liens	97	—	—	3%	2.1	214.0	(22.0)	192.0	2
HELOCs	100	—	—	—	2.3	314.2	(27.5)	286.7	2
NIM securitizations	9	91	—	—	1.5	336.9	(68.9)	268.0	3
Prime	100	—	—	—	4.4	162.4	(7.3)	155.1	1

Total	92%	8%	1%	0%		$13,016.0	$(1,301.4)	$11,714.6	100%

(1)
Based on amortized cost.

        The amortized costs and fair values of securities in the FP Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. In 2007, the weighted average expected life of the FP Investment Portfolio was 5.3 years.

Distribution of FP Investment Portfolio by Contractual Maturity

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,918.7	$1,918.7	$640.2	$640.2
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	28.4	28.4
Due after ten years	1,655.0	1,666.7	917.9	939.5
Mortgage-backed securities(1)	14,080.3	12,772.8	11,997.7	12,023.1
Asset-backed and other securities(2)	1,817.0	1,706.8	2,738.0	2,758.1

Total FP Investment Portfolio	$19,471.0	$18,065.0	$16,322.2	$16,389.3

(1)
Stated maturities for mortgage-backed securities of two to 39 years as of December 31, 2007 and of four to 39 years as of December 31, 2006.

(2)
Stated maturities for asset-backed and other securities of four to 44 years as of December 31, 2007 and of one to 49 years as of December 31, 2006.

        The following tables show the gross unrealized losses and fair values of the available-for-sale bonds in the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio
As of December 31, 2007

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Obligations of U.S. states and political subdivisions	$155.3	$(4.0)	$—	$—	$61.7	$(2.4)	$217.0	$(6.4)
Mortgage-backed securities	7,190.5	(723.2)	4,664.4	(568.3)	257.6	(25.0)	12,112.5	(1,316.5)
Corporate securities	320.6	(14.4)	78.5	(3.7)	—	—	399.1	(18.1)
Other securities (primarily asset-backed)	1,233.1	(90.8)	184.8	(26.2)	56.1	(1.7)	1,474.0	(118.7)

Total	$8,899.5	$(832.4)	$4,927.7	$(598.2)	$375.4	$(29.1)	$14,202.6	$(1,459.7)

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio
As of December 31, 2006

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Obligations of U.S. states and political subdivisions	$123.0	$(1.0)	$50.8	$(2.1)	$53.5	$(2.0)	$227.3	$(5.1)
Mortgage-backed securities	706.6	(1.6)	177.8	(0.4)	181.1	(1.1)	1,065.5	(3.1)
Corporate securities	29.3	(0.4)	—	—	—	—	29.3	(0.4)
Other securities (primarily asset-backed)	339.7	(1.3)	26.2	(0.1)	79.9	(1.8)	445.8	(3.2)

Total	$1,198.6	$(4.3)	$254.8	$(2.6)	$314.5	$(4.9)	$1,767.9	$(11.8)

        At December 31, 2007, the FP Investment Portfolio held 795 available-for-sale fixed-income bonds for which amortized cost exceeded fair value. The aggregate amount of the excess of amortized cost over fair value of the securities in the unrealized loss position was $1,459.7 million, or 10%. At December 31, 2007, there were 39 investments in unrealized loss positions for 12 months or more. The largest loss as of December 31, 2007 on an individual investment was $6.3 million, or 22% of its amortized cost. At September 30, 2007 the loss on this security was $3.3 million, or 10% of its amortized cost. Of the 223 investments in an unrealized loss position for more than six months but less than 12 months, the largest loss on an individual investment was $21.3 million, or 47% of its amortized cost. At September 30, 2007 the loss on this security was $2.6 million, or 6% of its amortized cost. Of the 533 securities in an unrealized loss position less than six months at December 31, 2007, the largest loss on an individual investment was $32.2 million, or 43% of its amortized cost. At September 30, 2007, the loss was $3.5 million, or 5% of its amortized cost. At December 31, 2006, there were 109 such investments, for which the aggregate amount of the excess of amortized cost over fair value was $11.8 million, or 1%.

        Management has determined that the unrealized losses in fixed-income bonds at December 31, 2007 are attributable primarily to the current market environment for residential mortgage-backed securities, including securities backed by subprime mortgage loans, and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities; (b) the creditworthiness of the issuers; and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of December 31, 2007 and 2006, all of the securities in a gross unrealized loss position were rated investment grade. In the third quarter of 2007, management determined that certain investments in NIM securities had an unrealized loss in fair value that was deemed to be other than temporary, and accordingly, the Company recorded pre-tax $11.1 million in net realized losses in the consolidated statements of operations and comprehensive income.

  Capital Resources

        FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2007, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,471.4 million at December 31, 2007. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment as of December 31, 2007.

        In June 2003, $200.0 million of money market committed preferred trust securities (the "CPS") were issued by trusts created for the primary purpose of issuing the CPS, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase CPS. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate will be subject to a maximum rate for the next succeeding distribution period (150 basis points above LIBOR). Beginning in August 2007, the CPS required the maximum rate for each of the relevant trusts. FSA continues to have the ability to exercise its put option and cause the related trusts to purchase FSA preferred stock. The cost of the facility was $1.8 million, $1.0 million, and $1.3 million for 2007, 2006 and 2005, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. The majority of non-municipal GICS insured by FSA are purchased by issuers of credit-linked notes that provide credit protection with respect to structured finance CDOs. These issuers of credit linked-notes typically sell credit protection by issuing a CDS referencing specified asset-backed or corporate securities. Such GICs may be drawn unexpectedly to fund credit protection payments due by the credit-linked note issuer under the related credit default swap or upon an acceleration of the related credit-linked notes following a credit-linked note event of default. Recent developments with respect to CDOs of ABS could result in material early draws on GICs associated with these transactions. The Company's GIC business has been increasing its liquid assets in anticipation of further draws on CDO of ABS GICs. The ability to access additional funding through the issuance of GICs has been hampered by a material reduction in new GIC issuances during the first quarter of 2008. Absent a resumption of new GIC issuances, the GIC Subsidiaries may be required to access repurchase facilities or liquidity lines or dispose of investment assets to satisfy liquidity requirements.

        Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below Aa3 by Moody's or AA- by S&P, unless the GIC provider posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The Company manages this risk through the maintenance of liquid collateral and bank liquidity facilities. Given the current depressed market value for most assets in the FP Investment Portfolio, any large-scale disposition of such assets would be expected to result in realized losses.

        FSA Asset Management LLC has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 7, 2008, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at December 31, 2007. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody's or S&P, and on neither Moody's nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

        Certain FSA Global Funding Limited ("FSA Global") debt issuances contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its funding requirements in such transactions, it entered into several liquidity facilities with Dexia and other counterparties for amounts totaling $760.9 million.

  Capital Adequacy

        S&P, Moody's and Fitch Ratings periodically make an assessment of FSA, which may include an assessment of the credits insured by FSA and of the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria necessary to maintain FSA's Triple-A ratings. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles.

        Rating agency capital models, the assumptions used in the models and the components of the capital adequacy calculations, including ratings and, in the case of S&P, capital charges, are subject to change by the rating agencies at any time. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits, and downgrades by rating agencies of FSA's reinsurers could be expected to have a negative effect on the "cushion" FSA enjoys above the minimum Triple-A requirement in the models. The Company may seek to raise additional capital to replenish any reduction of its capital"cushion" by any of the rating agencies in their assessment of FSA's capital adequacy.

        In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges." S&P's capital model simulates the effect of a four-year depression occurring three years in the future, during which losses equal 100% of capital charges. The insurer is required to survive this "depression scenario" with 25% more statutory capital than necessary to cover 100% of losses. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer and the qualification of the reinsurer as a "monoline" or "multiline" company, as well as any collateral provided by the reinsurer. The downgrade of a reinsurer by S&P from the Triple-A to the Double-A category results in a decline in the credit allowed for reinsurance by S&P from 100% or 95% to 70% or 65%, while a downgrade to the Single-A category results in 50% or 45% credit under present criteria. S&P has also announced plans to introduce an additional capital adequacy model using a Monte Carlo distribution methodology. It has indicated it intends to retain the depression model as well.

        Capital adequacy is one of the financial strength measures under Moody's financial guarantor model. The model uses a Monte Carlo distribution methodology and includes a penalty for risk concentration and recognizes a benefit for diversification. Moody's assesses capital adequacy by comparing FSA's claims-paying resources to a Moody's-derived probability of potential credit losses. Moody's loss distribution reflects FSA's current distribution of risk by sector, the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA's reinsurers and the term to maturity of FSA's insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA's claims-paying resources. Like S&P, Moody's allows FSA "credit" for reinsurance based upon Moody's rating of the reinsurer. Generally, 100% credit is allowed for Triple-A reinsurance, 80% to 90% credit is allowed for Double-A reinsurance and 40% to 60% credit is allowed for Single-A reinsurance.

        Fitch's Matrix model also uses a Monte Carlo distribution methodology, employing correlation factors and concentration factors. Its primary measure is the "Core Capital Adequacy Ratio," which is the ratio of claims-paying resources adjusted by Fitch to reflect its view of their availability to the amount that it calculates (to a Triple-A level of confidence) would be required to pay claims. Fitch's Matrix model applies reinsurance credit on a transaction level based on Fitch's ratings of the provider, Fitch's correlation factor and the probability of a dispute over the claims, which probability varies depending on whether or not the reinsurer is a monoline.

  Announced Updates to Rating Agencies' Analysis

        All three rating agencies have announced updated analyses of the residential mortgage securitization market and related CDOs, as well as of the financial guarantors. All three rating agencies affirmed FSA's Triple-A rating with a stable outlook: Moody's in December 2007 and again in March 2008 and S&P and Fitch in January 2008. While the Company believes the views of the rating agencies may continue to evolve, it also believes that FSA will continue to meet their Triple-A capital requirements. However, any of Fitch, Moody's or S&P may conclude that FSA will need to raise additional capital or take other measures to maintain its Triple-A ratings. As a result, the Company may be required to take measures to preserve or raise capital, including through, among other things, increased use of reinsurance, capital contributions from Dexia or the issuance of debt securities. Management believes that, subject to market conditions, FSA has the ability to take the measures necessary to maintain its Triple-A ratings. However, requirements imposed by the rating agencies are outside the control of the Company.

  Capital Expenditures

        The Company incurred approximately $0.8 million in capital expenditures in 2007 for property, plant and equipment, which were funded from cash flows from operations.

Critical Accounting Policies

        The Company's critical accounting policies and/or estimates are as follows:

  •
  valuation of derivatives, including insured derivatives;

  •
  valuation of investments, including other-than-temporary impairment analyses;

  •
  loss reserves including both case reserves and the non-specific reserve;

  •
  valuation of liabilities in FP segment debt;

  •
  deferred acquisition costs;

  •
  premium revenue recognition; and

  •
  taxes.

        The Company's critical accounting policies and estimates are described in Note 2 to the Consolidated Financial Statements in Item 8. Note 2 to the Consolidated Financial Statements also includes discussions of the financial guaranty accounting project that the FASB staff has undertaken to provide accounting guidance to the financial guaranty industry and the effect of recently issued accounting standards.

Non-GAAP Measures

        To reflect accurately how the Company's management evaluates the Company's operations and progress toward long-term goals, the Company discloses both measures promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP measures) and measures not so promulgated (non-GAAP measures). Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance.

  Present Value Originations

        PV originations is the sum of PV premiums originated in the financial guaranty segment and PV NIM originated in the FP segment and represents the Company's measure of business production in a given period. PV premiums originated, PV NIM originated and PV originations are based on estimates of, among other things, prepayment speeds of asset-backed securities.

        PV premiums originated is a measure of gross origination activity and does not reflect premiums ceded to reinsurers or the cost of credit default swaps or other credit protection, which may be considerable, employed by the Company to manage its credit exposures.

  Present Value of Premiums Originated

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company's premiums are collected in installments. Therefore, management calculates the non-GAAP measure PV premiums originated as a measure of current-period premium production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of premium installments and (2) premiums received upfront.

        The Company's insurance policies, including insured derivatives, are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, PV premiums originated, as distinct from earned premiums, represents premiums to be earned in the future.

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

        Installment premiums are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums are not captured in current-period premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums originated to measure current business production.

        PV premiums originated reflects estimated future installment premiums discounted to their present value, as well as upfront premiums, with respect to business originated during the period. To calculate PV premiums originated, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV premiums originated as the average pre-tax yield on its insurance investment portfolio for the previous three years. The estimated installment premium receipts are determined based on each installment policy's projected par balance outstanding multiplied by its premium rate. The Company's Transaction Oversight Groups estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

        Year-to-year comparisons of PV premiums originated are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 4.86% for 2007 originations, 5.07% for 2006 originations and 5.30% for 2005 originations.

  Present Value of Financial Products Net Interest Margin Originated

        The FP segment produces NIM, which is a non-GAAP measure, rather than insurance premiums. Like installment premiums, PV NIM originated in a given period is expected to be earned and collected in future periods.

        FP segment debt is issued at or converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from a higher investment rate than borrowing rate. FP NIM represents the difference between the current period investment revenue and borrowing cost, net of the economic effect of derivatives used to hedge interest rate and currency risk.

        PV NIM originated represents the difference between the present value of estimated interest to be received on investments and the present value of estimated interest to be paid on liabilities issued by the FP segment, net of transaction expenses and the expected results of derivatives used to hedge interest rate risk. In the first quarter of 2007, based on experience, management reduced its estimate of the adverse effect of transaction and hedging costs. The Company's future positive interest rate spread estimate generally relates to contracts or security instruments that extend for multiple years.

        Net interest income and net interest expense are reflected in the consolidated statements of operations and comprehensive income but are limited to current period earnings. As the GICs and the assets they fund extend beyond the current period, management considers the PV NIM originated to be a useful indicator of future FP NIM to be earned. PV NIM outstanding is also included in the non-GAAP measure ABV as an element of intrinsic value that is not found in GAAP book value.

  Operating Earnings

        While GAAP provides a uniform comprehensive basis of accounting, management believes that operating earnings are an important additional measure for providing a more complete understanding of the Company's results of operations. The Company defines operating earnings as net income before the effects of fair-value adjustments for:

  1.
  economic hedges, defined as hedges that are economically effective but do not meet the criteria necessary to receive hedge accounting treatment under SFAS 133, with any residual hedge ineffectiveness remaining in operating earnings; and

  2.
  investment-grade insured derivatives, which are certain contracts for which fair-value adjustments are recorded through the consolidated statements of operations and comprehensive income because they qualify as derivatives under SFAS 133 or SFAS 155. These contracts include FSA-insured CDS, insured swaps in certain public finance obligations and insured NIM securitizations.

        The majority of the economic hedges relate to situations where the Company converts the fixed interest rates of certain assets and liabilities to dollar-denominated LIBOR-based floating rates by means of interest rate derivatives. Without hedge accounting, SFAS 133 requires the marking to fair value of each such derivative in the income statement without an offsetting mark to fair value on the risk it is intended to hedge. These one-sided mark-to-fair-value valuations cause income volatility. Under the Company's definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life.

        Insured derivatives are transactions that are insured by the Company in the normal course of business and, for accounting purposes, qualify as derivatives under SFAS 133 and SFAS 155. A large majority of these derivatives are CDS, which are generally non-cancelable prior to maturity, and which management views as comparable to other insured risks. CDS transactions insured by the Company generally reference either a specific security otherwise qualifying for FSA insurance or a pool of corporate or consumer bonds or bank loans, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. In a typical CDS transaction, the Company, in exchange for an upfront or periodic premium, indemnifies the insured party for credit losses (in excess, in some cases, of an agreed-upon deductible) related to debt obligations of specified obligors, structured such that the risk insured is investment grade without the benefit of the credit protection provided by the Company. Absent a credit event, fair-value adjustments are expected to sum to zero when the assets mature. Notwithstanding this eventual outcome, sharp swings in the estimated fair value of the CDS portfolio may occur from quarter to quarter, due to the volatility of credit spreads that drive the fair-value estimates.

        Operating earnings are subject to general and specific limitations that investors should consider. For example, there is no comprehensive, authoritative guidance for management reporting. The Company's operating earnings is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company's operating earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, should not compare the Company's performance with that of other financial guaranty companies based upon operating earnings. Operating earnings results are meant only to supplement GAAP results by providing additional information regarding the operational and performance indicators management, the Company's Board of Directors and rating agencies follow to assess performance.

        Other limitations arise from the specific adjustments that management makes to GAAP results to derive operating earnings results. For example, management focuses on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolates the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term. While the Company believes that its presentation reflects the economic substance of its FP segment, the presentation understates GAAP earnings volatility.

        Operating earnings also do not reflect earnings volatility related to insured derivative fair-value adjustments. A significant percentage of the Company's insured derivative exposures subject to fair-value adjustments are considered Triple-A or Super Triple-A, and the Company does not intend to trade these highly rated, highly structured contracts. Accordingly, management believes that the financial impact of the fair-value adjustments for the insured derivatives will sum to zero over the finite terms of the exposures. For this reason, management believes that the market volatility of credit spread pricing, the primary driver of the changes in insured derivative unrealized fair-value results, should not influence a measure of the Company's operating performance and therefore excludes insured derivative unrealized fair-value adjustments from operating earnings.

  Adjusted Book Value

        To calculate ABV, the following adjustments, on an after-tax basis, are made to shareholders' equity ("book value"):

  1.
  addition of unearned premium revenues, net of amounts ceded to reinsurers;

  2.
  addition of PV premiums outstanding, net of amounts ceded to reinsurers and estimated premium taxes;

  3.
  addition of PV NIM outstanding;

  4.
  subtraction of the deferred costs of acquiring policies;

  5.
  elimination of fair-value adjustments for investment-grade insured derivatives;

  6.
  elimination of the fair-value adjustments for economic hedges;

  7.
  elimination of unrealized gains or losses on investments; and

  8.
  IFRS adjustments.

        Management considers ABV an operating measure of the Company's intrinsic value. Book value includes an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6 and 7 in the calculation above), and also captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of future premiums or future NIM, are generally non-cancelable and represent a claim to future cash flows. Beginning in 2006, ABV also reflects certain IFRS adjustments in order to better align the interests of employees with the interests of Dexia, the Company's principal shareholder, whose accounts are maintained under IFRS. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. Certain of the Company's compensation formulas are based, in part, on the ABV growth rate or ABV growth rate before IFRS adjustments.

        The ABV metric has certain limitations. It reflects the accelerated realization of certain assets and liabilities through equity, and relies on an estimate of the amount and timing of receipt of installment premiums and future NIM. Actual installment premium receipts could vary from the estimate due to differences between actual and estimated insured debt balances outstanding and foreign exchange rate fluctuations. Actual NIM results could vary from the amount estimated based on sales of investments prior to maturity and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments for the investment portfolios and the investment-grade insured derivatives and the effective portion of fair-value adjustments for derivatives that hedge interest rate risk but do not qualify for hedge accounting under SFAS 133.

        Adjustments 1, 2 and 3 above represent the sum of cumulative years' reported PV premiums originated and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums or NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV. PV NIM outstanding is adjusted for management's estimate of transaction and hedging related costs. In the first quarter of 2007, based on recent experience, management reduced its estimate of the adverse effect of such costs. Such change in estimates resulted in an increase to ABV of approximately $24.0 million at December 31, 2007. Adjustments 1 and 2 in the calculation of ABV represent unearned premiums that have been collected and the Company's best estimate of the present value of its future premium installments (comprising current- and prior-period originations that have not yet been earned). Debt schedules related to installment transactions can change from time to time. Critical assumptions underlying adjustment 2 are discussed above under "—Present Value of Premiums Originated."

        As discussed above under "—Present Value of Financial Products Net Interest Margin Originated," the Company calculates PV NIM originated because net interest income and net interest expense reflected in the consolidated statements of operations and comprehensive income are limited to current-period earnings. The Company's future positive interest rate spread from outstanding FP segment business (adjustment 3) can be estimated and generally relates to contracts or security instruments that are expected to be held for multiple years. Management therefore includes the present value of the expected economic effect in ABV as another element of intrinsic value not found in GAAP book value.

        Adjustment 4 reflects the realization of costs deferred and associated with premium originated.

        Through adjustments 5 and 6, the effect of certain items excluded from operating earnings is also excluded from ABV. As explained in the preceding discussion of operating earnings, management expects the financial impact of the insured derivative fair-value adjustments, reflected in adjustment 5, to sum to zero over the finite terms of the related exposures. Derivatives reflected in adjustment 6 reduce, on an economic basis, the interest rate risk of fixed rate assets and liabilities held in the FP segment, although they do not meet SFAS 133 hedge-accounting requirements. The Company uses such derivatives to hedge against interest rate volatility, rather than to speculate on the direction of interest rates. The intent of management is to hold the derivatives to maturity along with the related hedged fixed-rate assets or liabilities. In addition, through adjustment 7, ABV excludes the effect of fair-value adjustments made to investments and reflected in other comprehensive income. As the objective is to optimize long-term stable earnings, management generally seeks to minimize turnover and therefore any unrealized investment gain or loss is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment. Adjustment 8 reflects IFRS accounting treatment of items for which GAAP and IFRS treatments differ. These accounting differences relate primarily to foreign exchange gains or losses related to foreign-denominated investments and to contingencies and fair-value adjustments.

  FP Segment NIM

        FP Segment NIM is a non-GAAP measure defined as the net interest margin from the financial products segment excluding fair-value adjustments for economic hedges. Total NIM is calculated as segment net interest income from the FP segment, plus FP net realized gains (losses), less net interest expense from the FP segment. Total NIM is not representative of the economic spread on the FP segment business primarily because: (1) the derivatives that are not in qualifying hedge relationships are marked to market in current income without recording offsetting marks on the economically hedged items, and (2) the marks for derivatives are classified in realized and unrealized gain (loss) on derivative instruments while the results of the hedged items are reflected in net interest income or expense.

        Net realized interest income and expense associated with derivatives in hedging relationships that do not qualify for hedge accounting are recorded in realized and unrealized gains and losses on derivative instruments and are added to Total NIM to calculate FP Segment NIM. Ineffectiveness related to derivatives that do not qualify for hedge accounting is also added back to calculate FP Segment NIM. Ineffectiveness is the difference between the unrealized gains and losses on derivatives and the unrealized gains and losses on hedged items.

        Realized and unrealized gains and losses on derivatives that do qualify for hedge accounting are classified in the consolidated statements of operations and comprehensive income with the underlying item being hedged.

        Intersegment income relates primarily to intercompany notes held in the FP Segment Investment Portfolio. In connection with the Company's refinancing transactions, FSA obtains funds from the FP segment to fund claim payments, creating an interest bearing intercompany note. The intercompany note is included in the assets of the FP segment, with the related net interest income added to FP Segment NIM, but eliminated from the consolidated Total NIM.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to various types of risk including market risk which represents the potential for loss due to adverse changes in the fair value of financial instruments caused by:

  •
  changes in credit spread

  •
  changes in interest rates

  •
  changes in foreign exchange rates

  •
  liquidity risk.

        The Company has exposure to market risk in:

  •
  the General Investment Portfolio

  •
  the FP Segment Investment Portfolio

  •
  the FP segment debt

  •
  the FP segment derivative instruments

  •
  the portfolio of assets acquired in FSA-insured refinancing transactions

  •
  the portfolio of insured obligations.

  Qualitative Disclosures about Market Risk

  Credit Risk

        Credit risk is risk due to uncertainty in a counterparty's ability to meet its financial obligations. The Company is exposed to credit risk in all of its investment portfolios and its insured portfolios. During 2007, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of securities held in the investment portfolios, particularly the FP Investment Portfolio, more than half of which is invested in non-agency RMBS. The Company also has exposure to RMBS in its insured portfolio. Continued deterioration in the housing markets and other consumer receivable markets could erode the credit protection embedded in the FP Investment Portfolio and ABS insured portfolio.

        Financial Guaranty Segment:    The Company's insured portfolio exposure to RMBS is concentrated in highly rated categories, although there has been credit deterioration in certain sectors. In the HELOC sector, the Company estimates, as of December 31, 2007, an expected ultimate loss of $65.0 million, net of reinsurance and recoveries, across five transactions. The Company's Risk Management Group reviewed all other mortgage exposures, as well as its exposure to auto and credit card receivable insured obligations, as of December 31, 2007 and does not expect an ultimate loss on such transactions.

        Financial Products Segment:    The Company's FP Investment Portfolio exposure to RMBS, which is the market segment that has experienced the most dramatic market value decline since mid-2007, is concentrated in the most highly rated securities with layers of protection and subordination that protect the Company's interest in those assets. There was an $11.1 million pre-tax charge for other-than-temporary impairments taken in the third quarter of 2007.

        The Company monitors the FP Investment Portfolio utilizing both proprietary and third-party models to facilitate analysis, focusing on the cash flows generated by the collateral to determine if a security's performance is consistent with its ability to pay principal and interest as contractually required.

        The Company regularly reviews the FP portfolio to determine if there are OTTI. The Company has made assumptions based on current market conditions and expected borrower behavior that could change, adversely affecting the performance of its securities, and, as a result, future reviews could result in income statement charges for security positions management currently expects to perform fully.

  Interest Rate Risk

        Interest rate risk is the risk that financial instruments' value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. As interest rates rise, the fair value of fixed-income securities decreases.

        Financial Guaranty Segment:    The Company is subject to interest rate risk in all of its investment portfolios. However, the Company's policy is generally to hold assets in the General Investment Portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gain or loss unless assets are sold prior to maturity.

        When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance.

        Conversely, in a deteriorating credit environment, credit spreads widen and pricing for financial guaranty insurance typically improves. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on the insured portfolio may result in claims payments in excess of normal or historical expectations. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

        Financial Products Segment:    The Company's objective for its FP segment is to generate net interest margin by borrowing funds in the municipal GIC and other markets and investing the proceeds in fixed income investments satisfying the Company's investment criteria. Accordingly, the Company's GICs are issued at or are converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from a higher investment rate than the borrowing rate. This investment and funding strategy minimizes the Company's exposure to interest rate changes. The Company's policy is generally to hold investments to maturity in the FP Investment Portfolio.

  Foreign Exchange Risk

        Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. To minimize foreign exchange risk in the FP segment, the Company enters into cross-currency swaps to convert all foreign-denominated cash flows into U.S.-dollar cash flows. The General Investment Portfolio is invested in foreign denominated investments with exposure to changes in value relative to the U.S. dollar. Less than 5% of this portfolio was exposed to such risk at December 31, 2007.

  Liquidity Risk

        Liquidity risk relates to the possible inability to satisfy contractual obligations when due and includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

        To minimize the liquidity risk in the FP Investment Portfolio, bonds in this portfolio are targeted to have shorter weighted-average lives than those of the related funding obligations. Currently, primarily as a result of slower prepayment rates of residential mortgage loans underlying bonds in the portfolio, the weighted-average lives of the investments closely match but are not shorter than those of the related funding obligations. The Company regularly evaluates the liquidity of the portfolio to ensure that even under various stress conditions, such as a decrease in current expected prepayment rates that would result in an increase of the weighted-average life of the investments, the portfolio would still have adequate liquidity to pay the debt service on its funding obligations as they become due.

        Beginning in the fourth quarter of 2007, the Company has been building its liquidity by investing newly originated GIC proceeds into short-term investments. Although this comes at the expense of net interest margin, management considers it prudent to provide such an additional margin of liquidity in today's volatile market environment.

        The Company also maintains lines of credit in order to provide backstop protection against unexpected draws on its GICs, as well as other lines of credit to protect against unexpected cash flow needs in its financial guaranty segment.

  Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, controls, people and systems, or from external events. The definition includes legal risk, which is the risk of loss resulting from failure to comply with laws as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of an institution's activities. The Company mitigates operational risk by maintaining and testing critical systems (and their system backup) and performing ongoing control procedures to monitor transactions and positions, maintain documentation, confirm transactions and ensure compliance with Company policy and regulations.

  General Investment Portfolio

        Over 99% of the Company's General Investment Portfolio was invested in fixed-income securities at December 31, 2007. All investments in the General Investment Portfolio are designated as available-for-sale, with changes in fair value recorded in other comprehensive income.

        Management's primary objective in managing the Company's General Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital, maintaining adequate liquidity and meeting rating agency capital adequacy criteria that apply discount factors to investments based on their ratings. The Company bases its investment strategies on many factors, including the Company's tax position, anticipated changes in interest rates, regulatory and rating agency criteria and other market factors. One internal investment manager and two external investment managers buy investments on behalf of the Company, primarily in the fixed-income market. Management, with the approval of the Board of Directors, establishes guidelines for investment decisions.

        Sensitivity of the General Investment Portfolio to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2007 and 2006, this hypothetical increase in interest rates of 1.0% across the entire yield curve, also known as a "parallel shift" of the yield curve, would result in an estimated after-tax decrease of $150.9 million and $124.7 million, respectively, in the fair value of the Company's fixed-income portfolio, which would be recorded in other comprehensive income.

        In calculating the sensitivity to interest rates for the taxable securities, U.S. Treasury rates are instantaneously increased at year-end by 1.0%. Tax-exempt securities are subjected to a parallel shift in the municipal Triple-A obligation curve that would be equivalent to a 1.0% taxable interest rate change based on the average taxable/tax-exempt ratios for the prior 12 months. The tax-exempt simulation utilizes duration, which takes into account the applicable call date if the bond is priced at a premium or the maturity date if the bond is priced at a discount.

        The sensitivity of the General Investment Portfolio to foreign exchange rate movements can be estimated by projecting a hypothetical decrease of 1.0% in the foreign exchange rates of each foreign currency (i.e., relative dollar strengthening) represented in the portfolio. Foreign currencies currently represented in the General Investment Portfolio are the British pound, euro, Australian dollar, Japanese yen and Mexican peso. A large majority of the foreign currency securities were denominated in British pounds during 2007 and British pounds and euros during 2006. Based on the market values of foreign-denominated securities at year-end 2007 and 2006, a hypothetical decrease in foreign exchange rates of 1.0% would result in an estimated after-tax decrease of $2.1 million and $1.6 million, respectively, in the fair value of the Company's fixed-income portfolio, which would be recorded in other comprehensive income.

  Financial Products Segment

  FP Investment Portfolio

        The primary objectives in managing the FP Investment Portfolio are to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns. The assets and liabilities supporting the GIC business are hedged using interest rate swaps or futures. Certain categories of assets and liabilities are economically hedged without the use of derivatives. A hypothetical increase in interest rates of 1% as of year-end would have had the following after-tax effect:

Effect of Hypothetical Increase in Interest Rates of 1%

	2007	2006
	(in millions)
Change in fair value of assets classified as available-for-sale(1)	$(119.4)	$(129.2)
Change in fair value of assets classified as trading(2)	(31.3)	(27.6)
Change in fair value of derivatives hedging assets(2)	128.4	138.0
Change in fair value of liabilities(3)	295.7	245.9
Change in fair value of derivatives hedging liabilities(2)	(272.2)	(225.2)

Net changes in fair value	$1.2	$1.9

(1)
Recorded in other comprehensive income.

(2)
Recorded in net income.

(3)
Changes in the fair value of the liability portfolio are not recorded in the financial statements unless they are designated as hedges for accounting purposes in accordance with SFAS 133.

        There were no assets in a designated hedging relationship as of December 31, 2007 and 2006. Approximately $3,764.2 million in liabilities are marked to market with changes reflected in income because designated SFAS 133 hedges have been applied. A 1% increase in interest rates would have resulted in higher reported net income of $56.1 million in 2007 and $80.9 million in 2006, which represents the change in fair value on all derivatives used to economically hedge the assets and liabilities, as well as the change in fair value on liabilities in SFAS 133-qualifying hedging relationships. Since the Company does not expect to trade the investments or derivatives prior to maturity, it does not expect to recognize any material positive or adverse effect to cash flows, absent an unexpected large demand for funds or unavailability of expected funding sources.

        FSA Asset Management LLC ("FSAM") generally converts all fixed rate assets and liabilities to floating U.S.-dollar interest rates using hedging instruments. As interest rates change, and assuming an economically effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments. To the extent the Company does not qualify for hedge accounting, such economic offsets cannot be presented in the financial statements, resulting in greater reported volatility arising from changes in interest rates.

        The Company evaluated the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at December 31, 2007 and 2006. The table below shows the estimated reduction in fair value for a one-basis-point widening of credit spread by type of security. Actual amounts may differ from the amounts in the table below.

Effect of One Basis Point of Credit Spread Widening
in FP Investment Portfolio

	Estimated After-tax Loss at December 31,
	2007	2006
	(in millions)
Obligations of U.S. states and political subdivisions	$0.5	$0.7
Mortgage-backed securities	2.7	2.2
Corporate	0.4	0.5
Other(1)	1.2	1.1

Total available-for-sale	4.8	4.5
Trading securities	0.7	0.3

Total	$5.5	$4.8

    (1)
    Primarily asset-backed securities.

        The effect of changes in credit spreads on fair value is recorded in other comprehensive income for available-for-sale securities and through the consolidated statements of operations and comprehensive income for trading securities. The Company intends to hold these assets to maturity, and therefore, absent a credit event, fair-value adjustments are expected to sum to zero when the assets mature.

  VIE Investment Portfolio

        Assets supporting VIE liabilities (the VIE Investment Portfolio) are generally held until maturity. The VIE fixed rate liabilities are economically hedged against changes in interest rates largely through the use of swap contracts, which convert fixed interest rates to floating U.S.-dollar interest rates.

        FSA Global is managed as a "cash flow matched vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third-party liquidity). This match funded structure is designed to minimize the market risks borne by FSA Global and FSA.

        The VIE fixed rate investments and liabilities are economically hedged against changes in interest rates largely through the use of interest rate swap contracts, which convert fixed interest rates to floating rates. A hypothetical increase in interest rates of 1% would result in an approximate after-tax loss of $84.7 million on the derivatives used to economically hedge the VIE asset and liability portfolios, and the loss would be recorded in current income.

  Foreign Exchange Sensitivity in FP Segment

        A hypothetical increase in foreign exchange rates of 1% would result in a de minimis amount of income as of December 31, 2007. Within the FP segment, however, the effect on assets would be a $6.2 million gain, the effect on the derivatives that economically hedge the foreign exchange risk would be a $13.9 million gain, and the effect on the FP debt would be a $20.1 million loss.

  Assets Acquired in Refinancing Transactions

        As of December 31, 2007 and 2006, a hypothetical increase in interest rates of 1.0% would result in an estimated after-tax decrease of $5.9 million and $8.3 million, respectively, in the fair value of certain assets acquired under refinancing transactions, offset by an after-tax gain of $8.1 million and $9.9 million, respectively, on derivatives used to economically hedge the portfolio of assets acquired under refinancing transactions.

  Insured Portfolio

  Insured Credit Default Swaps

        Because the Company provides credit protection under contracts defined as derivatives for accounting purposes, widening credit spreads have an adverse mark-to-market effect on the Company's consolidated statements of operations and comprehensive income. If credit spreads for the underlying obligations change, the fair value of the related insured CDS typically change. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying referenced obligations and by supply and demand factors.

        Changes in fair value of insured CDS contracts are generally due to changes in credit spreads. Because the portfolio of FSA-insured CDS is not traded, the Company has developed a series of asset credit-spread algorithms to estimate fair value. These algorithms derive fair value from several publicly available indices, depending on the types of obligations referenced by the CDS. See "—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Fair-value Adjustments for Derivatives."

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

        The effect of any change in credit spreads on the fair value of the insured CDS contracts is recognized in current income. The Company has evaluated the sensitivity of the insured CDS contracts by calculating the effect of changes in pricing or credit spreads. Absent any claims under the Company's guaranty, any "losses" recorded in marking the guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty, and any "gain" recorded will be reversed by an equal "loss" over the remaining life of the transaction, with the cumulative changes in fair value of the CDS summing to zero by the time of each contract's maturity.

        The following table summarizes the estimated reduction in the fair value of the Company's portfolio of insured CDS contracts that would result from an increase of one basis point in credit spreads. Actual results may differ from the amounts in the table below.

Effect of One-Basis-Point of Credit Spread Widening
in Insured CDS Portfolio

	Estimated After-tax Loss at December 31,
	2007	2006
	(in millions)
Pooled corporate CDS:
Investment grade	$7.2	$5.6
High yield	4.6	3.3

Total pooled corporate CDS	11.8	8.9
Funded CLOs and CDOs	6.7	5.4
Other structured obligations	1.6	2.1

Total	$20.1	$16.4

Item 8.    Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	118
Consolidated Balance Sheets as of December 31, 2007 and 2006	119
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	120
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005	121
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	122
Notes to Consolidated Financial Statements	124
Schedule:
I. Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2007 and 2006 and for the Years Ended December 31, 2007, 2006 and 2005	232
II. Notes to Condensed Financial Statements of Financial Security Assurance Holdings Ltd.	235

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the "Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP New York, New York March 17, 2008

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
General investment portfolio:
Bonds at fair value (amortized cost of $4,891,640 and $4,546,147)	$5,054,664	$4,721,512
Equity securities at fair value (cost of $40,020 and $54,291)	39,869	54,325
Short-term investments (cost of $96,263 and $96,055)	97,366	96,578
Financial products segment investment portfolio:
Bonds at fair value (amortized cost of $18,334,417 and $16,692,184)	16,936,058	16,757,979
Short-term investments	1,927,347	659,704
Trading portfolio at fair value	349,822	119,424
Assets acquired in refinancing FSA-insured transactions:
Bonds at fair value (amortized cost of $2,378 and $40,133)	5,949	41,051
Securitized loans	177,810	241,785
Other	45,505	55,036

Total investment portfolio	24,634,390	22,747,394
Cash	26,551	32,471
Deferred acquisition costs	347,870	340,673
Prepaid reinsurance premiums	1,126,624	1,004,987
Reinsurance recoverable on unpaid losses	76,478	37,342
Deferred tax asset	412,170	—
Other assets (See Notes 16 and 21)	1,606,774	1,611,216

TOTAL ASSETS	$28,230,857	$25,774,083

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$2,914,878	$2,653,321
Losses and loss adjustment expense reserve	274,556	228,122
Financial products segment debt	21,400,207	18,349,665
Deferred tax liability	—	298,542
Notes payable	730,000	730,000
Other liabilities and minority interest (See Notes 16 and 21)	1,333,402	792,121

TOTAL LIABILITIES AND MINORITY INTEREST	26,653,043	23,051,771

COMMITMENTS AND CONTINGENCIES (See Note 17)
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	909,800	906,687
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $(430,778) and $86,119	(799,914)	160,038
Accumulated earnings	1,467,593	1,655,252
Deferred equity compensation	19,663	19,225
Less treasury stock at cost (244,395 and 241,978 shares held)	(19,663)	(19,225)

TOTAL SHAREHOLDERS' EQUITY	1,577,814	2,722,312

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$28,230,857	$25,774,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2007	2006	2005
REVENUES
Net premiums written	$560,476	$527,177	$577,694

Net premiums earned	$420,556	$388,709	$404,059
Net investment income from general investment portfolio	236,659	218,850	200,827
Net realized gains (losses) from general investment portfolio	(1,887)	(8,328)	6,392
Net interest income from financial products segment	1,079,577	858,197	487,916
Net realized gains (losses) from financial products segment	1,867	108	(7,473)
Net realized and unrealized gains (losses) on derivative instruments	(579,808)	163,202	(172,475)
Income from assets acquired in refinancing FSA-insured transactions	20,907	24,661	35,190
Net realized gains (losses) from assets acquired in refinancing FSA-insured transactions	4,660	12,729	5,601
Other income	46,761	32,896	21,198

TOTAL REVENUES	1,229,292	1,691,024	981,235

EXPENSES
Losses and loss adjustment expenses	31,567	23,303	25,365
Interest expense	46,336	29,096	26,990
Amortization of deferred acquisition costs	63,442	63,012	68,340
Foreign exchange (gains) losses from financial products segment	138,479	159,424	(189,785)
Net interest expense from financial products segment	989,246	768,739	491,640
Other operating expenses	142,090	124,622	93,614

TOTAL EXPENSES	1,411,160	1,168,196	516,164

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	(181,868)	522,828	465,071
Provision (benefit) for income taxes:
Current	77,601	85,454	127,479
Deferred	(193,815)	65,226	(606)

Total provision (benefit)	(116,214)	150,680	126,873

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	(65,654)	372,148	338,198

Less: Minority interest	—	(52,006)	11,224
Plus: Equity in losses of unconsolidated affiliates, net of income tax provisions of $2,026	—	—	(866)

NET INCOME (LOSS)	(65,654)	424,154	326,108
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(511,238), $5,438 and $(13,427)	(949,442)	10,202	(32,012)
Less: reclassification adjustment for gains (losses) included in net income, net of deferred income tax provision (benefit) of $5,659, $3,442 and $6,205	10,510	6,393	11,523

Other comprehensive income (loss)	(959,952)	3,809	(43,535)

COMPREHENSIVE INCOME (LOSS)	$(1,025,606)	$427,963	$282,573

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock						Treasury Stock
			Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount					Shares	Amount
BALANCE, December 31, 2004	33,518	$335	$905,080	$199,764	$1,506,099	$23,528	297	$(23,528)	$2,611,278
Net income for the year					326,108				326,108
Other comprehensive income (loss), net of deferred income tax provision (benefit) of ($19,632)				(43,535)					(43,535)
Capital contribution			110						110
Dividends paid on common stock					(71,059)				(71,059)
Cost of shares acquired						(3,351)	(42)	3,351	—

BALANCE, December 31, 2005	33,518	335	905,190	156,229	1,761,148	20,177	255	(20,177)	2,822,902
Net income for the year					424,154				424,154
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $1,996				3,809					3,809
Capital contribution			1,497						1,497
Dividends paid on common stock					(530,050)				(530,050)
Cost of shares acquired						(952)	(13)	952	—

BALANCE, December 31, 2006	33,518	335	906,687	160,038	1,655,252	19,225	242	(19,225)	2,722,312
Net income (loss) for the year					(65,654)				(65,654)
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $(516,897)				(959,952)					(959,952)
Dividends paid on common stock					(122,005)				(122,005)
Cost of shares acquired						438	2	(438)	—
Other			3,113						3,113

BALANCE, December 31, 2007	33,518	$335	$909,800	$(799,914)	$1,467,593	$19,663	244	$(19,663)	$1,577,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Premiums received, net	$543,911	$523,416	$594,390
Other operating expenses paid, net	(181,234)	(176,425)	(167,947)
Salvage and subrogation received (paid)	292	1,745	(362)
Losses and loss adjustment expenses paid, net	(68,634)	(405)	(1,124)
Net investment income received from general investment portfolio	233,335	215,656	204,460
Federal income taxes paid	(105,321)	(92,394)	(122,754)
Interest paid on notes payable	(47,276)	(26,878)	(26,957)
Interest paid on financial products segment debt	(719,127)	(511,226)	(274,649)
Interest received on financial products segment investment portfolio	961,374	784,480	432,821
Financial products segment net derivative payments	(50,144)	(48,457)	(21,016)
Purchases of trading portfolio securities in financial products segment	(216,404)	(117,483)	—
Income received from assets acquired in refinancing FSA-insured transactions	19,979	41,525	37,359
Other	12,737	17,597	103

Net cash provided by (used for) operating activities	383,488	611,151	654,324

Cash flows from investing activities:
Proceeds from sales of bonds in general investment portfolio	3,568,207	1,637,339	1,757,590
Proceeds from maturities of bonds in general investment portfolio	189,195	163,257	130,900
Purchases of bonds in general investment portfolio	(4,099,953)	(2,161,561)	(2,217,506)
Net (increase) decrease in short-term investments in general investment portfolio	3,975	64,296	(47,672)
Proceeds from sales of bonds in financial products segment	2,971,662	4,512,453	5,635,291
Proceeds from maturities of bonds in financial products segment	3,464,878	4,509,784	1,605,170
Purchases of bonds in financial products segment	(7,915,700)	(12,830,545)	(11,107,956)
Change in securities under agreements to resell	(2,874)	200,000	(350,000)
Net (increase) decrease in short-term investments in financial products segment	(1,267,643)	358,481	(748,863)
Net purchases of property, plant and equipment	(826)	(3,441)	(32,973)
Paydowns of assets acquired in refinancing FSA-insured transactions	110,581	88,477	92,514
Proceeds from sales of assets acquired in refinancing FSA-insured transactions	7,956	13,642	182,701
Other investments	7,256	24,100	46,877

Net cash provided by (used for) investing activities	(2,963,286)	(3,423,718)	(5,053,927)

Cash flows from financing activities:
Issuance of notes payable	—	295,788	—
Distribution to minority shareholder	—	—	(55,443)
Dividends paid	(122,005)	(530,050)	(71,059)
Securities sold under repurchase agreements	—	—	(5,656)
Proceeds from issuance of financial products segment debt	6,371,723	6,751,556	8,289,950
Repayment of financial products segment debt	(3,676,147)	(3,715,670)	(3,734,635)
Capital issuance costs	(1,829)	(964)	(1,343)
Capital contribution	—	—	110

Net cash provided by (used for) financing activities	2,571,742	2,800,660	4,421,924

Effect of changes in foreign exchange rates on cash balances	2,136	749	(1,330)

Net (decrease) increase in cash	(5,920)	(11,158)	20,991
Cash at beginning of year	32,471	43,629	22,638

Cash at end of year	$26,551	$32,471	$43,629

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$(65,654)	$424,154	$326,108
Change in accrued investment income	(34,705)	(25,516)	(14,126)
Change in deferred premium revenue, net of prepaid reinsurance premiums	139,920	138,467	173,635
Change in deferred acquisition costs	(7,197)	(5,544)	(27,114)
Change in current federal income taxes payable	(27,743)	(11,935)	5,921
Change in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	7,298	21,401	24,856
Provision (benefit) for deferred income taxes	(193,815)	65,226	1,330
Net realized losses (gains) on investments	(18,071)	(5,734)	(5,427)
Depreciation and accretion of discount	116,246	102,818	96,907
Minority interest and equity in earnings of unconsolidated affiliates	—	(52,006)	14,116
Change in other assets and liabilities	683,613	77,303	58,118
Purchases of trading portfolio securities in financial products segment	(216,404)	(117,483)	—

Cash provided by operating activities	$383,488	$611,151	$654,324

        The Company received tax benefits of $1.3 million in 2007 and no tax benefits in 2006 or 2005 from its parent company. See Note 12 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, is primarily engaged in providing financial guaranty insurance on public finance and asset-backed obligations in domestic and international markets including Europe, the Asia Pacific region and elsewhere in the Americas. The financial strength of the Company's insurance company subsidiaries is rated "Triple-A" by the major securities rating agencies and obligations insured by them are generally awarded "Triple-A" ratings by reason of such insurance. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. FSA was the first insurance company organized to insure non-municipal obligations and has been a major insurer of asset-backed and other non-municipal obligations since its inception in 1985. FSA expanded the focus of its business in 1990 to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal and other public finance obligations. In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through other consolidated entities. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        Financial guaranty insurance written by the Company typically guarantees scheduled payments on financial obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or may, at its option, pay such amounts on an accelerated basis. FSA's underwriting policy is to insure obligations that would otherwise be investment grade without the benefit of FSA's insurance.

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities.

        Asset-backed obligations insured by the Company are generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company insures synthetic asset-backed obligations that generally take the form of credit default swap ("CDS") obligations or credit-linked notes that reference asset-backed securities or pools of securities or other obligations, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Commencing in the fourth quarter of 2007, major financial institutions, including financial guaranty insurers, became subject to increasing stress. This has led to ratings downgrades and negative outlooks for a number of the Company's competitors, as well as increased scrutiny from regulatory authorities and rating agencies. FSA and the Company's other insurance company subsidiaries remain rated Triple-A/stable by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch"). However, the impact of recent developments on the financial guaranty insurance industry and the Company remains uncertain, and could include decreased demand for financial guaranty insurance as well as increases in the requirements for conducting, or restrictions on the types of business conducted by, financial guaranty insurers.

        The Company refinanced certain defaulted transactions by employing refinancing vehicles to raise funds. These refinancing vehicles are also consolidated and considered part of its financial guaranty business.

        The Company conducts its GIC business through its consolidated affiliates FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all of the Company's GIC business since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds, generally in obligations that qualify for FSA insurance. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. Company that invests in non-U.S. securities.

        The Company consolidates the results of certain variable interest entities ("VIEs"), which include FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier").

        FSA Global is a special purpose funding vehicle partially owned by a subsidiary of FSA Holdings. FSA Global issues FSA-insured medium term notes and generally invests the proceeds from the sale of its notes in FSA-insured GICs or other FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in debt defeasance for finance lease transactions. The GIC Subsidiaries, FSAM, FSA-PAL, FSA Global and Premier are collectively referred to as the "FP segment."

        The Company's management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

        On July 5, 2000, the Company completed a merger in which FSA Holdings became a direct subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At December 31, 2007, Dexia Holdings owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were certain current and former directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Director Share Purchase Program (see Note 12). During 2006, Dexia purchased all the shares previously owned by an affiliate of White Mountains Insurance Group, Ltd. ("White Mountains").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 23). The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at December 31, 2007 and 2006, the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2007, 2006 and 2005 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs and taxes. Actual results may differ from those estimates.

  Basis of Presentation

        The consolidated financial statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, (collectively, the "Subsidiaries"), principally including:

  •
  FSA

  •
  FSA Insurance Company

  •
  Financial Security Assurance International Ltd. ("FSA International")

  •
  Financial Security Assurance (U.K.) Limited

  •
  the GIC Subsidiaries

  •
  FSAM

  •
  FSA Portfolio Asset Limited

  •
  FSA Portfolio Management Inc.

  •
  Transaction Services Corporation

  •
  FSA Services (Australia) Pty Limited

  •
  FSA Seguros México, S.A. de C.V.

  •
  FSA Services (Japan) Inc.

        The consolidated financial statements also include the accounts of certain VIEs and refinancing vehicles. Intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

        Significant accounting policies under GAAP are as follows:

  Investments

        The Company segregates its investments into various portfolios:

  •
  the FP Segment Investment Portfolio, which is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities, which are primarily designated as available-for-sale but in some cases are classified as trading; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities, which were entirely designated as available-for-sale as of December 31, 2007;

  •
  the assets acquired in refinancing FSA-insured transactions, which are designated as available-for-sale; and

  •
  the General Investment Portfolio, consisting of the investments held by FSA, FSA Holdings and other subsidiaries not included in the portfolios above, which are designated as available-for-sale.

        Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on investments that are not hedged with derivatives or are economically hedged but do not qualify for hedge accounting is reflected as a separate component of shareholders' equity, net of tax. The unrealized gain or loss attributable to the hedged risk on investments that qualify as fair-value hedges is recorded in the consolidated statements of operations and comprehensive income in net interest income on FP segment.

        Investments in debt and equity securities designated as trading are carried at fair value. The unrealized gain or loss on trading investments is recognized in the consolidated statements of operations and comprehensive income in other income.

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

        Variable rate demand notes ("VRDNs") are included in bonds in the General Investment Portfolio. Auction rate securities ("ARS") are included in bonds in the FP Segment Investment Portfolio.

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

        Other-than-temporary impairments ("OTTI") are reflected in earnings as a realized loss.

  Derivatives

        The Company enters into derivative contracts to manage interest rate and foreign currency risks associated with the Company's FP Segment Investment Portfolio and FP segment debt. The derivatives are recorded at fair value and generally include interest rate futures and interest rate and currency swap agreements, which are primarily utilized to convert the Company's fixed rate securities in the FP Segment Investment Portfolio and FP segment debt into U.S.-dollar floating rate assets and liabilities.

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

        The Company also has a portfolio of insured derivatives (primarily CDS) that it intends, in each case, to hold for the full term of the agreement. It considers these agreements to be a normal part of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement effect of these derivatives is to record earned premiums over the installment period, to record losses and loss adjustment expenses as incurred and to record changes in fair value as incurred. Changes in fair value are recorded in net realized and unrealized gains (losses) on derivative instruments and in either other assets or other liabilities, as appropriate.

        Fair value is defined as the price at which an asset or liability could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's insured CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates that employ credit-spread algorithms. These algorithms are unique to each insured CDS category and utilize various publicly available indices, depending on the types of assets referenced by the insured CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and, for its insured obligations, the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. The following is a description of the market pricing information that the Company utilizes in determining the fair value for significant categories of its insured CDS portfolio.

  Pooled Corporate CDS Valuation

        A pooled corporate CDS contract is a contract that insures the default risk of a pool of reference corporate entities. As there is no observable exchange trading of bespoke pooled corporate CDS the Company values these contracts using an internal pricing model that uses published third-party indexes as inputs to its pricing model, principally the Dow Jones CDX for domestic corporate CDS and iTraxx for European corporate CDS. Each such index provides price quotes for standard attachment and detachment points (or "tranches") for contracts with maturities of three, five, seven and ten years. Prices quoted for these tranches do not represent perfect pricing references but are the only relevant market-based information available for this type of non-traded contract. The recent market volatility in the index tranches has had a significant impact on the estimated fair value of the Company's portfolio of pooled corporate CDS.

        The Company's valuation process for the pooled corporate CDS portfolio involves stratifying the investment-grade and high-yield contracts by remaining term to maturity, consistent with the reference indexes. Within maturity bands, further distinction is made for contracts that have higher attachment points. As index prices are quoted for standard attachment and detachment points (or tranches), the Company calibrates the quoted index price to the typical attachment points for its individual CDS contracts in order to derive the appropriate value, which is then validated by comparing it with relevant recent market transactions, if available.

        In order to estimate the weighted-average market price of an investment-grade pooled corporate CDS contract, the Company utilizes the applicable market prices of the quoted tranches of the published CDX North America IG Index. In order to estimate the weighted-average market price for high-yield pooled corporate CDS contracts, the Company obtains dealer prices for the most senior quoted three-year and five-year tranches of the CDX North America High Yield Index and then applies a factor to the quoted prices. The factor depends on (a) the term to maturity of the Company's contract and (b) the attachment point of the Company's pooled corporate CDS contract, and is intended to calibrate the published index price to the Company's pooled corporate CDS contract, which references entities with higher credit quality than those reflected in the published indexes.

  CDS of Funded CDOs and CLOs Valuation

        As with pooled corporate CDS, there is no observable exchange trading of CDS of funded collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs"). The Company estimates the market price with reference to the all-in London Interbank Offered Rate ("LIBOR") spread in the current published JP Morgan High Yield CLO Triple-A index, which includes a credit and funding component. Depending on the absolute value of the LIBOR spread, the Company may also apply a factor to the spread as a means of estimating the credit enhancement component.

  Other Structured Obligations Valuation

        The Company determines fair value of insured CDS of European residential mortgage loan portfolios with reference to the recent auction prices of KfW Bankengruppe, the German development bank, when available. For CDS for which observable market value information is not available, management applies its best judgment to estimate the appropriate current fair value.

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

  Premium Revenue Recognition

        Gross and ceded premiums received at inception of an insurance contract (i.e., upfront premiums) are earned in proportion to the expiration of the related risk. For upfront payouts, premium earnings are greater in the earlier periods, when there is a higher amount of exposure outstanding. The amount of risk outstanding is equal to the sum of the par amount of debt insured over the expected period of coverage. Deferred premium revenue and prepaid reinsurance premiums represent the portions of gross and ceded premium, respectively, that are applicable to coverage of risk to be provided in the future on policies in force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred premium revenue and prepaid reinsurance premium, less any amount credited to a refunding issue insured by the Company, are recognized.

        For premiums received on an installment basis, the Company earns the premium over the installment period, typically less than one year, throughout the period of coverage. Typically, installment premiums are applicable to insured transactions that involve CDS or special purpose entities ("SPEs") structured to finance pools of assets such as auto loans or mortgage loans. Premiums on such transactions are typically paid in installments, as the nature of the assets financed can have uncertain debt service schedules due to prepayments. When the Company, through its ongoing credit review process, identifies transactions where premiums are paid on an installment basis and certain default triggers have been breached, the Company ceases to earn premiums on such transactions. Premium revenue recognition is subject to change as a result of the Financial Accounting Standards Board ("FASB") project described in "—Financial Guaranty Insurance—Proposed Guidance."

  Losses and Loss Adjustment Expenses

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

        The financial guaranty industry has emerged over the past 35 years. Management believes that existing insurance accounting under Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature, including sections of SFAS 60, SFAS No. 5, "Accounting for

Contingencies" ("SFAS 5") and Emerging Issues Task Force Issue 85-20, "Recognition of fees for guaranteeing a loan" ("EITF 85-20").

        The Company establishes loss and loss adjustment expense ("LAE") liabilities based on its estimate of specific and non-specific losses. LAE consists of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

  Case Reserves

        The Company calculates a case reserve for the portion of the loss and LAE liability based upon identified risks inherent in its insured portfolio. If an individual policy risk has a reasonably estimable and probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is established to account for the inherent credit losses that can be statistically estimated.

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

        The Company establishes a case reserve for the present value of the estimated loss, net of subrogation recoveries, when, in management's opinion, the likelihood of a future loss on a particular insured obligation is probable and reasonably estimable at the balance sheet date. When an insured obligation has met the criteria for establishing a case reserve and that transaction pays a premium in installments, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue. Typically, a case reserve is determined using cash flow or similar models that represent the Company's estimate of the net present value of the anticipated shortfall between (1) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (2) anticipated cash flow from and proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. The estimated loss, net of recovery, on a transaction is discounted using the risk-free rate appropriate for the term of the insured obligation at the time the reserve is established and is not subsequently adjusted. In certain situations where cash flow models are not practical, a case reserve represents management's best estimate of expected loss.

        The Company records a non-specific reserve to reflect the credit risks inherent in its portfolio. The non-specific and case reserves together represent the Company's estimate of total reserves. The establishment of a non-specific reserve for credits that have not yet defaulted is a common practice in the financial guaranty industry, although there are differences in the specific methodologies applied by other financial guarantors in establishing and measuring these reserves.

  Non-specific Reserve

        The Company establishes a non-specific reserve on its portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be proven statistically by data such as that published by rating agencies. The establishment of the reserve is a systematic process that considers this quantitative, statistical information obtained primarily from Moody's and S&P, together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish reserves are evaluated periodically by comparing the statistically computed loss amount with the incurred losses as represented by case reserve activity to develop an experience factor that is updated and applied to current-year originations. The process results in management's best estimate of inherent losses associated with providing credit protection at each balance sheet date.

        The non-specific reserve established considers all levels of protection (e.g., reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the "statistical calculation"). The discount rate does not change and is used to accrete the loss for the life of each policy. The loss factors used for the calculation are the product of default frequency rates obtained from Moody's and severity factors obtained from S&P. Moody's is chosen for default frequency rates due to its credibility, large population, statistical format and reliability of future update. The Moody's default information is applied to all credit sectors or asset classes as described below. In its publication of default rates for bonds issued from 1970-2006, Moody's tracks bonds over a 20-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company's methodology segregates the portfolio into asset classes, including health care transactions, all other public finance transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

        The product of the current-year statistical calculation multiplied by the current-year experience factor represents the present value of loss amounts calculated for current-year originations. The present value of loss amounts calculated for the current-year originations is established at inception of each policy, and there is no subsequent change unless significant adverse or favorable loss experience is observed. The experience factor is based on the Company's cumulative-to-date historical losses starting from 1993, when the Company established the non-specific reserve methodology. The experience factor is calculated by dividing cumulative-to-date actual losses incurred by the Company by the cumulative-to-date losses determined by the statistical calculation. The experience factor is reviewed and, where appropriate, updated periodically, but no less than annually.

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

        Since the non-specific reserve contains the inherent losses of the portfolio, when a case reserve adjustment is deemed appropriate, whether the result of adverse or positive credit developments, accretion or the addition of a new case reserve, a full transfer is made between the non-specific reserve and the case reserve balances with no effect to income. The adequacy of the non-specific reserve balance is reviewed periodically and at least annually. Such analyses are performed to quantify appropriate adjustments that may be either charges or benefits on the consolidated statements of operations and comprehensive income.

  Reserving Methodology and Industry Practice

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

  Deferred Costs

  Financial Guaranty

        Deferred acquisition costs comprise expenses primarily related to the production of business, including commissions paid on reinsurance assumed, compensation and related costs of underwriting, certain rating agency fees, premium taxes and certain other underwriting expenses, reduced by ceding commission received on premiums ceded to reinsurers. Deferred acquisition costs are amortized over the period in which the related premiums are earned. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining deferred acquisition cost is recognized. A premium deficiency would be recognized if the present value of anticipated losses and loss adjustment expenses exceeded the sum of deferred premium revenue and estimated installment premiums.

  Financial Products

        The Company does not defer origination costs relating to GICs issued by the GIC Subsidiaries, except for GIC commissions paid to third parties, which are included in other assets. The amortization of these commissions is recorded in net interest expense from the FP segment.

  Financial Products Segment Debt

        FP segment debt is recorded at amortized cost. The Company may enter into transactions in order to reduce the Company's exposure to fluctuations in interest rates and foreign exchange rates. For FP segment debt in a qualifying fair-value hedging relationship, the change in the fair value of debt adjusts the carrying amount of the debt and is recognized in income currently. VIE debt may include hybrid debt instruments that contain embedded derivatives. Under certain conditions, GAAP requires that embedded derivatives be separated from the debt instrument and accounted for at fair value, with all changes in fair value reflected through earnings. Changes in fair value of embedded derivatives in VIE debt are recorded in realized and unrealized gain (loss) on derivative instruments.

  Foreign Currency Translation

        Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities resulting from translating investments denominated in foreign currencies are recorded in accumulated other comprehensive income. Gains and losses from transactions in foreign currencies are recorded in other income. The Company recorded $13.4 million in 2007, $2.8 million in 2006 and $8.4 million in 2005, respectively, related to transaction gain recorded in other income.

  Federal Income Taxes

        The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes arising from temporary differences between the tax bases of assets and liabilities and the amounts reported in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in other assets.

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an entity's financial statements pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") and provides thresholds for recognizing and measuring benefits of a tax position taken or expected to be taken in a tax return. Consequently, the Company recognizes tax benefits only on tax positions where it is "more likely than not" to prevail. There was no effect on the Company's statements of operations and comprehensive income from adopting FIN 48.

  Special Purpose Entities

        Asset-backed and, to a lesser extent, public finance transactions insured by FSA may employ SPEs for a variety of purposes. A typical asset-backed transaction, for example, employs an SPE as the purchaser of the securitized assets and as the issuer of the insured obligations. FSA's participation is typically requested by the sponsor of the SPE or the underwriter, either via a bid process or on a sole-source basis. SPEs are typically owned by transaction sponsors, although FSA may have an ownership interest in some cases. FSA maintains certain contractual rights and exercises varying degrees of influence over SPE issuers of FSA-insured obligations. FSA also bears some of the "risks and rewards" associated with the performance of those SPEs' assets. Specifically, as issuer of the financial guaranty insurance policy insuring a given SPE's obligations, FSA bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection). FSA's underwriting policy is to insure only obligations that are otherwise investment grade. In addition, the SPE typically pays a periodic premium to FSA in consideration of the issuance by FSA of its insurance policy, with the SPE's assets typically serving as the source of such premium, thereby providing some of the "rewards" of the SPE's assets to FSA. SPEs are also employed by FSA in connection with "repackaging" of outstanding securities into new securities insured by FSA and with refinancing underperforming, non-investment-grade transactions insured by FSA.

        The degree of influence exercised by FSA over these special purpose entities varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA.

        FIN 46-R addresses consolidation of SPEs that are deemed to be VIEs. A VIE is an entity that has one or both of the following characteristics: (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (b) the equity investors lack the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights and do not have the obligation to absorb the expected losses of the entity if they occur or the right to receive the expected residual returns of the entity if they occur. In analyzing variable interests that FSA holds in SPEs, as described above, the Company considers reinsurance to be an implicit variable interest. Where the Company determines it is required to consolidate the SPE, the outstanding exposure is excluded from Note 10.

  Employee Compensation Plans

        The Company records a liability in other liabilities related to the vested portion of employees' outstanding "performance shares" under the Company's 2004 Equity Participation Plan and 1993 Equity Participation Plan (the "Equity Plans"). The expense is recognized ratably over specified performance cycles. The Company also records prepaid assets for Dexia restricted share awards made under the Company's Equity Plans and amortize these amounts over the employees' vesting periods. For more information regarding the Equity Plans, see Note 12.

        The Company adopted SFAS No. 123, "Share-Based Payment" (revised 2004) ("SFAS 123 (R)") in 2006. SFAS 123 (R) did not have a material impact on the consolidated statements of operations and comprehensive income. Under SFAS 123 (R), $1.2 million and $1.0 million in additional after-tax expense related to the Dexia Employee Share Plans in 2007 and 2006, respectively.

  Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when required to use fair-value measures for recognition or disclosure purposes under GAAP. SFAS 157 adopted an "exit price" approach to determining fair value and established a three-level fair-value hierarchy to prioritize the inputs used in valuation techniques. Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data. Level 3 is the lowest priority and is defined as a valuation based on unobservable inputs such as a company's own data. Prioritization of inputs, as well as other considerations, determines the level of disclosure required. SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company believes that the transition adjustment to retained earnings will not have a material effect on its financial statements. The Company is currently evaluating the prospective impact of SFAS 157 on its results and disclosures for the first quarter of 2008.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits reporting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The fair-value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 as of January 1, 2008 was a $53.2 million, after-tax, reduction of retained earnings.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling interests in consolidated financial statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FSA is currently evaluating the provisions of SFAS 160 and their potential impact on the Company's financial statements.

  Financial Guaranty Insurance—Proposed Guidance

        On April 18, 2007, the FASB issued an Exposure Draft entitled "Accounting for Financial Guarantee Insurance Contracts," an interpretation of SFAS 60 (the "Exposure Draft"). The Exposure Draft addresses premium revenue and claim liabilities recognition, as well as related disclosures. The proposed recognition approach for a claim liability would require the Company to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Under the Exposure Draft, the premium earnings methodology would also change significantly. Additionally, the Exposure Draft would require the Company to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guaranty contracts.

        Based on the comment letter responses to the Exposure Draft, the FASB reopened deliberations on some of the proposed guidance of the draft. The final statement is expected to be issued in the first quarter of 2008. Until final guidance is issued by the FASB, the Company will continue to apply its existing policies with respect to the establishment of both case and non-specific loss reserves and the recognition of premium revenue.

Revisions

        In the third quarter of 2007, management identified errors relating to the calculation of foreign currency transaction gains (losses) and the valuation of derivatives relating to FSA Global. The derivatives are used to economically hedge interest rate and foreign currency risk on debt and investments in FSA Global's portfolio. The Company does not apply hedge accounting to the risks these swaps are hedging; however, the hedges are economically effective and therefore the misstatement had no economic effect on the Company's financial position or FSA's claims paying ability, which is a metric used by the rating agencies. The misstatement does not affect any trends in the Company's financial statements, management's compensation, or cash flows and did not affect any loan covenants or regulatory matters. Management has evaluated the effect of the misstatement and concluded that the effect on a quantitative and qualitative basis is not material to the current or prior periods. As a result, in 2007, management recorded a $22.4 million after-tax charge to correct the cumulative errors, affecting the following items on the consolidated statements of operations and comprehensive income: net interest income from FP segment ($0.5 million gain); net interest expense from FP segment ($2.2 million expense); foreign currency gain (loss) from FP segment ($12.2 million gain); net realized and unrealized gain (loss) on derivatives ($45.0 million loss); and taxes ($12.1 million benefit).

3.    GENERAL INVESTMENT PORTFOLIO

        Net investment income generated by the General Investment Portfolio consisted of the following:

Summary of Net Investment Income from General Investment Portfolio

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Bonds and short-term investments	$236,510	$217,253	$194,736
Equity securities	3,483	4,523	8,931
Investment expenses	(3,334)	(2,926)	(2,840)

Net investment income from general investment portfolio	$236,659	$218,850	$200,827

        The credit quality of fixed-income securities in the General Investment Portfolio based on amortized cost was as follows:

General Investment Portfolio Fixed-Income Securities by Rating
As of December 31, 2007

Rating(1)	Percent of Bonds
AAA	84.1%
AA	13.4
A	2.1
BBB	0.3
Not Rated	0.1

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2007.

    (2)
    Includes U.S. Treasury obligations which comprised 2% of the portfolio as of December 31, 2007.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments"). Of the bonds included in the General Investment Portfolio, 7.5% were Triple-A by virtue of insurance provided by FSA, and 28.1% were insured by other monolines (see Note 25). 100% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Double-A range.

        The amortized cost and fair value of the securities in the General Investment Portfolio were as follows:

General Investment Portfolio by Security Type
As of December 31, 2007

Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,335	$4,201	$(87)	$101,449
Obligations of U.S. states and political subdivisions	3,920,509	149,893	(5,837)	4,064,565
Mortgage-backed securities	404,334	5,161	(1,698)	407,797
Corporate securities	198,379	3,943	(1,133)	201,189
Foreign securities(1)	248,006	8,584	(285)	256,305
Asset-backed securities	23,077	286	(4)	23,359

Total bonds	4,891,640	172,068	(9,044)	5,054,664
Short-term investments	96,263	2,260	(1,157)	97,366

Total fixed-income securities	4,987,903	174,328	(10,201)	5,152,030
Equity securities	40,020	4	(155)	39,869

Total General Investment Portfolio	$5,027,923	$174,332	$(10,356)	$5,191,899

(1)
The majority of foreign securities are government issues and they are denominated primarily in British pounds.

General Investment Portfolio by Security Type
As of December 31, 2006

Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165,530	$2,392	$(1,898)	$166,024
Obligations of U.S. states and political subdivisions	3,663,821	171,564	(1,182)	3,834,203
Mortgage-backed securities	262,651	1,000	(4,183)	259,468
Corporate securities	218,222	1,534	(2,207)	217,549
Foreign securities(1)	213,065	8,508	(175)	221,398
Asset-backed securities	22,858	145	(133)	22,870

Total bonds	4,546,147	185,143	(9,778)	4,721,512
Short-term investments	96,055	600	(77)	96,578

Total fixed-income securities	4,642,202	185,743	(9,855)	4,818,090
Equity securities	54,291	34	—	54,325

Total General Investment Portfolio	$4,696,493	$185,777	$(9,855)	$4,872,415

(1)
The majority of foreign securities are government issues and corporate securities that are denominated primarily in British pounds or euros.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio
As of December 31, 2007

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,026	$(17)	$—	$—	$2,029	$(70)	$19,055	$(87)
Obligations of U.S. states and political subdivisions	86,535	(1,247)	322,828	(4,132)	10,866	(458)	420,229	(5,837)
Mortgage-backed securities	220	(0)	152	(6)	109,204	(1,692)	109,576	(1,698)
Corporate securities	4,629	(23)	12,227	(442)	27,558	(668)	44,414	(1,133)
Foreign securities	37,551	(285)	—	—	—	—	37,551	(285)
Asset-backed securities	—	—	—	—	2,981	(4)	2,981	(4)

Total	$145,961	$(1,572)	$335,207	$(4,580)	$152,638	$(2,892)	$633,806	$(9,044)

Aging of Unrealized Losses of Bonds in General Investment Portfolio
As of December 31, 2006

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,494	$(533)	$4,631	$(33)	$44,776	$(1,332)	$120,901	$(1,898)
Obligations of U.S. states and political subdivisions	94,733	(194)	5,244	(11)	69,847	(977)	169,824	(1,182)
Mortgage-backed securities	46,064	(145)	7,592	(278)	137,608	(3,760)	191,264	(4,183)
Corporate securities	44,683	(188)	7,414	(41)	94,357	(1,978)	146,454	(2,207)
Foreign securities	23,212	(103)	—	—	2,683	(72)	25,895	(175)
Asset-backed securities	1,996	(4)	1,013	(2)	11,102	(127)	14,111	(133)

Total	$282,182	$(1,167)	$25,894	$(365)	$360,373	$(8,246)	$668,449	$(9,778)

        At December 31, 2007, there were 354 investments in fixed-income bonds for which amortized cost exceeded fair value; the aggregate amount of the excess of cost over fair value of the securities in the unrealized loss position was $9.0 million, or 1.4%. Of the 180 investments in an unrealized loss position for 12 months or more, at December 31, 2007, the largest loss on an individual investment was $0.3 million, or 4.5% of its amortized cost. Of the 121 investments in an unrealized loss position for more than six months but less than 12 months, at December 31, 2007, the largest loss on an individual investment was $0.5 million, or 6.9% of its amortized cost. Of the 53 securities in an unrealized loss position less than six months, at December 31, 2007, the largest loss on an individual investment was $0.2 million, or 7.7% of its amortized cost. At December 31, 2006, there were 451 such investments, for which the aggregate amount of the excess over fair value was $9.8 million, or 1.5%.

        Management has determined that the unrealized losses in fixed-income securities at December 31, 2007 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities, (b) the creditworthiness of the issuers, and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of December 31, 2007 and 2006, 100% of the securities that were in a gross unrealized loss position were rated investment grade.

        The amortized cost and fair value of fixed-income investments in the General Investment Portfolio as of December 31, 2007 and 2006, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$155,988	$158,007	$212,414	$212,768
Due after one year through five years	1,354,829	1,425,246	1,167,172	1,223,913
Due after five years through ten years	818,382	853,861	865,890	894,927
Due after ten years	2,231,293	2,283,760	2,111,217	2,204,144
Mortgage-backed securities(1)	404,334	407,797	262,651	259,468
Asset-backed securities(2)	23,077	23,359	22,858	22,870

Total fixed-income securities in General Investment Portfolio	$4,987,903	$5,152,030	$4,642,202	$4,818,090

(1)
Stated maturities for mortgage-backed securities of four to 30 years as of December 31, 2007 and of two to 30 years as of December 31, 2006.

(2)
Stated maturities for asset-backed securities of one to 15 years as of December 31, 2007 and of one to 28 years as of December 31, 2006.

        Proceeds from sales of bonds from the General Investment Portfolio during 2007, 2006 and 2005 were $3,568.2 million, $1,637.3 million and $1,757.6 million, respectively. Proceeds from maturities of bonds for the General Investment Portfolio during 2007, 2006 and 2005 were $189.2 million, $163.3 million and $130.9 million, respectively. Gross gains of $5.6 million, $0.9 million and $10.9 million and gross losses of $7.5 million, $5.8 million and $6.1 million were realized on sales in 2007, 2006 and 2005, respectively.

        Bonds and short-term investments at an amortized cost of $10.1 million and cash of $1.8 million at December 31, 2007 and bonds and short-term investments at an amortized cost of $12.2 million at December 31, 2006, were on deposit with regulatory authorities as required by insurance regulations.

  Equity Investments

  SPS Holding Corp.

        In October 2005, the Company sold its 34.1% interest in SPS Holding Corp. ("SPS") to an unaffiliated third party. For its interest in SPS, the Company was paid $42.9 million in cash at closing and expected to receive additional amounts from time to time through March 31, 2008, out of income earned by SPS from certain of its mortgage servicing activities. The Company recorded an asset of $12.6 million representing this contingent payment asset. Under the sale documents, the Company's subsidiary that owned the SPS investment made customary representations and warranties to, and undertook specified indemnification obligations for the benefit of, the purchaser. As of December 31, 2005, the Company recorded a $5.1 million liability related to this indemnification, representing the expected liability. Based on an estimate of the assets retained and liabilities assumed, the Company recorded a $0.4 million loss on the sale of SPS. The Company has received amounts in excess of the original estimated receivable. As of December 31, 2007, the carrying value of the asset was zero and the carrying value of the liability was $1.4 million. The Company recorded income related to SPS receipts of $5.3 million pre-tax in 2007, $0.5 million pre-tax in 2006. The Company has finalized an agreement with the purchaser that will result in a net cash payment to the Company of $1.7 million by March 31, 2008 and a release of all remaining liabilities.

  XL Financial Assurance Ltd. Redeemable Preferred Shares

        The Company's investment in preferred shares of XL Financial Assurance Ltd ("XLFA"), a financial guaranty insurance company and subsidiary of Security Capital Assurance Ltd. ("SCA"), is redeemable starting November 3, 2008.

        The Company's carrying value for XLFA preferred shares represents redemption value. In March 2006, the XLFA Board of Directors approved a by-law amendment changing the coupon on XLFA's preferred shares from a participating dividend based on an internal rate of return up to 19% to a fixed rate dividend of 8.25% per annum, effective January 1, 2006. In March 2007, there was a return of capital of $15.0 million.

        Amounts recorded by the Company in connection with XLFA are as follows:

Summary of XLFA Investment

	As of and for the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Equity securities	$39,000	$54,016	$54,300
Dividends earned from XLFA	3,465	4,518	8,926

        Based on information available as of December 31, 2007, management concluded that the $39 million carrying value of its investment in XLFA was recoverable. Subsequent to year-end, XLFA was downgraded by S&P from Triple-A to Single-A with a negative watch and by Moody's from Aaa to A3 with a review for downgrade. Management is closely monitoring developments and will continue to evaluate the carrying value and recoverability of its investment in XLFA preferred shares.

4.    FP SEGMENT INVESTMENT PORTFOLIO

        The FP Investment Portfolio and VIE Investment Portfolio together constitute the "FP Segment Investment Portfolio." Within the FP Investment Portfolio, the Company classifies all securities as available-for-sale, except for five securities classified as trading securities. The assets in the trading portfolio are bonds denominated in foreign currencies. There have been no dispositions of assets held in the trading portfolio since inception. The VIE Investment Portfolio is classified as available-for-sale at December 31, 2007.

  FP Investment Portfolio

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed Income Securities by Rating
As of December 31, 2007

Rating(1)	Percent of Bonds
AAA	92.8%
AA	6.5
A	0.7

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2007. Since that date, many of these securities have had their ratings placed on review for possible downgrades and in some cases have been downgraded.

        The FP Investment Portfolio includes FSA-Insured Investments. Of the bonds included in the FP Investment Portfolio as of December 31, 2007, 4.4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 19.4% were insured by other monoline guarantors (see Note 25).

        As of December 31, 2007, the primary source of the Company's unrealized losses recorded in other comprehensive income was from the FP Investment Portfolio. The FP Investment Portfolio is broadly composed of short-term investments, non-agency residential mortgage-backed securities ("RMBS"), securities issued or guaranteed by U.S. sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs, and other asset-backed securities. The following tables present the amortized cost and fair value of available-for-sale bonds and short-term investments held in the FP Investment Portfolio:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type
As of December 31, 2007

Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$556,241	$5,608	$(6,367)	$555,482
Mortgage-backed securities	14,080,222	8,998	(1,316,493)	12,772,727
Corporate securities	521,727	15,569	(18,074)	519,222
Other securities (primarily asset-backed)	2,056,868	10,963	(118,772)	1,949,059

Total available-for-sale bonds	17,215,058	41,138	(1,459,706)	15,796,490
Short-term investments	1,918,729	—	—	1,918,729

Total available-for-sale bonds and short-term investments	$19,133,787	$41,138	$(1,459,706)	$17,715,219

Available-for-Sale Securities in the FP Investment Portfolio by Security Type
As of December 31, 2006

Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$755,994	$12,752	$(5,135)	$763,611
Mortgage-backed securities	11,997,716	28,402	(3,060)	12,023,058
Corporate securities	468,379	11,308	(364)	479,323
Other securities (primarily asset-backed)	2,342,397	24,553	(3,218)	2,363,732

Total available-for-sale bonds	15,564,486	77,015	(11,777)	15,629,724
Short-term investments	640,226	—	—	640,226

Total available-for-sale bonds and short-term investments	$16,204,712	$77,015	$(11,777)	$16,269,950

        The following tables show the gross unrealized losses and fair values of the available-for-sale bonds in the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio
As of December 31, 2007

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. states and political subdivisions	$155,257	$(3,958)	$—	$—	$61,678	$(2,409)	$216,935	$(6,367)
Mortgage-backed securities	7,190,516	(723,166)	4,664,430	(568,375)	257,602	(24,952)	12,112,548	(1,316,493)
Corporate securities	320,588	(14,412)	78,499	(3,662)	—	—	399,087	(18,074)
Other securities (primarily asset-backed)	1,233,155	(90,845)	184,794	(26,231)	56,130	(1,696)	1,474,079	(118,772)

Total	$8,899,516	$(832,381)	$4,927,723	$(598,268)	$375,410	$(29,057)	$14,202,649	$(1,459,706)

Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio
As of December 31, 2006

	Less than 6 Months		More than 6 Months but Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. states and political subdivisions	$123,015	$(1,032)	$50,824	$(2,142)	$53,502	$(1,961)	$227,341	$(5,135)
Mortgage-backed securities	706,546	(1,585)	177,783	(394)	181,123	(1,081)	1,065,452	(3,060)
Corporate securities	29,332	(364)	—	—	—	—	29,332	(364)
Other securities (primarily asset-backed)	339,703	(1,315)	26,230	(70)	79,826	(1,833)	445,759	(3,218)

Total	$1,198,596	$(4,296)	$254,837	$(2,606)	$314,451	$(4,875)	$1,767,884	$(11,777)

        At December 31, 2007, the FP Investment Portfolio held 795 available-for-sale fixed-income bonds for which amortized cost exceeded fair value. The aggregate amount of the excess of amortized cost over fair value of securities in the unrealized loss position was $1,459.7 million, or 10.3%. At December 31, 2007, there were 39 investments in unrealized loss positions for 12 months or more. The largest loss as of December 31, 2007 on an individual investment was $6.3 million, or 22.0% of its amortized cost. At September 30, 2007 the loss on this security was $3.3 million, or 10% of its amortized cost. Of the 223 investments in an unrealized loss position for more than six months but less than 12 months, the largest loss on an individual investment was $21.3 million, or 47.4% of its amortized cost. At September 30, 2007, the loss on this security was $2.6 million, or 5.8% of its amortized cost. Of the 533 securities in an unrealized loss position less than six months at December 31, 2007, the largest loss on an individual investment was $32.2 million, or 43.0% of its amortized cost. At September 30, 2007, the loss was $3.5 million, or 4.7% of its amortized cost. At December 31, 2006, there were 109 such investments, for which the aggregate amount of the excess of amortized cost over fair value was $11.8 million, or 0.7%.

        The FP Investment Portfolio has 67% of its portfolio in non-agency RMBS. After analysis of the credit quality and credit protections in the portfolio, and based on management's ability and intent to hold the FP assets to maturity, management did not take OTTI charges in 2007, with the exception of a $11.1 million pre-tax charge related to three NIM securitizations recorded in the third quarter of 2007. At December 31, 2007, over 90% of the assets in the FP Investment Portfolio were Triple-A and 7% were Double-A. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and adverse rating actions on these securities may occur in 2008.

        Management uses judgment in reviewing the specific facts and circumstances of individual securities. It uses estimates and assumptions of expected default rates, loss severity and prepayment speeds to determine expected loss in its evaluation of OTTI. It uses both proprietary and third-party models to analyze the underlying collateral of ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with the view that all payments of principal and interest will be made as contractually required. Each mortgage-backed security in the FP Investment Portfolio was evaluated for OTTI as of December 31, 2007 by applying projected default assumptions to various delinquency categories, starting with 30 days past due, in order to create a measure of loss coverage. Once default rate assumptions were applied by delinquency category, management applied a 50% severity rate to projected gross losses. The result of this calculation was then compared with the hard credit enhancement embedded in each asset. As of December 31, 2007, all assets in the FP Investment Portfolio passed this test.

        In addition to this test, management selected what it believed to be the 20 worst performing investments from each of the Alt-A and subprime investment categories for further analysis. The Alt-A sector was identified because this sector demonstrated the worst relative performance in terms of overcollateralization ratios. The analysis for the selected Alt-A and subprime securities used Intex, a third-party vendor, because of its cash flow modeling capabilities as well as its detailed performance information. Management developed assumptions regarding conditional default rates, severity of loss and prepayment rates, which resulted in projected cumulative lifetime net losses by transaction ranging from 9.4% to 17.8% as a percentage of the original collateral balances. Subprime projected cumulative lifetime net losses ranged from 14.2% to 24.3%. The default, prepayment and severity of loss assumptions were modeled for each of the selected transactions to determine if those assumptions would result in a loss to the security FP Investment Portfolio. If there were no projected ultimate losses to the security held in the FP Investment Portfolio, the security was deemed to perform. If the modeling results had indicated a collateral shortfall, the security value would have been deemed OTTI, which could have resulted in an OTTI charge being recorded through the consolidated statements of operations and comprehensive income. As of December 31, 2007, each Alt-A and subprime security passed the above test and therefore was expected to perform. Therefore, no Alt-A or subprime securities in the FP Investment Portfolio were considered other-than-temporarily impaired as of that date.

        As part of the Company's review of OTTI in the FP Investment Portfolio, the Company reviewed all the investments in the portfolio, with particular attention to subprime and Alt-A investments, given the market stress in these sectors. Subjecting both subprime and Alt-A securities to further stress by increasing the expected default curve and applying its modeled peak default rate for a more extended period of time would result in an increase in projected cumulative lifetime net losses for each of the securities stressed. There are 14 Alt-A security positions, representing approximately $320 million of amortized cost that are considered most vulnerable to further performance deterioriation and would be the positions most likely to trigger an OTTI charge in the future.

        Management has determined that the unrealized losses in fixed-income bonds at December 31, 2007 are attributable primarily to the current market environment for mortgage-backed securities, including securities backed by subprime mortgage loans, and has concluded that these unrealized losses are temporary in nature on the basis of (a) the lack of principal or interest payment defaults on these securities; (b) its analysis of the creditworthiness of the issuers; and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of December 31, 2007 and 2006, all of the securities in a gross unrealized loss position were rated investment grade. In the third quarter of 2007, management deemed that certain investments in NIM securities had an unrealized loss in fair value that was other than temporary. Accordingly, the Company recorded $11.1 million in net realized gains (losses) from financial products segment in the consolidated statement of operations and comprehensive income. See Note 26 for discussion of changes in market conditions subsequent to December 31, 2007.

        The amortized cost and fair value of the available-for-sale securities in the FP Investment Portfolio are shown below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Securities
in the FP Investment Portfolio by Contractual Maturity

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,918,729	$1,918,729	$640,226	$640,226
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	28,429	28,386
Due after ten years	1,317,809	1,316,947	800,394	820,117
Mortgage-backed securities(1)	14,080,222	12,772,727	11,997,716	12,023,058
Asset-backed and other securities(2)	1,817,027	1,706,816	2,737,947	2,758,163

Total available-for-sale bonds and short-term investments	$19,133,787	$17,715,219	$16,204,712	$16,269,950

(1)
Stated maturities for mortgage-backed securities of two to 39 years as of December 31, 2007 and of four to 39 years as of December 31, 2006.

(2)
Stated maturities for asset-backed and other securities of four to 44 years as of December 31, 2007 and of one to 49 years as of December 31, 2006.

        Proceeds from sales of available-for-sale bonds held in the FP Investment Portfolio during 2007, 2006 and 2005 were $2,971.7 million, $4,512.5 million and $5,635.3 million, respectively. Proceeds from maturities of bonds for the FP Investment Portfolio during 2007, 2006 and 2005 were $3,299.0 million, $4,485.1 million and $1,422.0 million, respectively. Gross gains were realized on sales during 2007 and

2006 of $13.0 million and $0.1 million, respectively. Gross gains of $0.4 million and gross losses of $7.9 million were realized on sales in 2005.

  VIE Investment Portfolio

        All the investments supporting VIE liabilities are insured by FSA. The credit quality of the available-for-sale securities in the VIE Investment Portfolio, without the benefit of FSA's insurance, was as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Rating
As of December 31, 2007

Rating(1)	Percent of Bonds
AAA	2.2%
A	79.8
BBB	18.0

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2007.

        The amortized cost and fair value of available-for-sale bonds and short-term investments in the VIE Investment Portfolio were as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Security Type
As of December 31, 2007

Investment Category	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,443	$729	$16,172
Foreign securities	9,177	430	9,607
Asset-backed securities(1)	1,094,739	19,050	1,113,789

Total available-for-sale bonds	1,119,359	20,209	1,139,568
Short-term investments	8,618	—	8,618

Total available-for-sale bonds and short-term investments	$1,127,977	$20,209	$1,148,186

Available-for-Sale Securities in the VIE Investment Portfolio by Security Type
As of December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,750	$—	$15,750
Foreign securities	9,086	557	9,643
Asset-backed securities(1)	1,102,862	—	1,102,862

Total available-for-sale bonds	1,127,698	557	1,128,255
Short-term investments	19,478	—	19,478

Total available-for-sale bonds and short-term investments	$1,147,176	$557	$1,147,733

(1)
Asset-backed securities consist of floating rate assets, which are valued using readily available quoted market prices or at amortized cost if there is no readily available valuation.

        As of December 31, 2006, there was one held-to-maturity investment in the VIE Investment Portfolio with a carrying value of $157.8 million, which was recorded in other assets.

        The Company periodically monitors its investment portfolio for individual investments in an unrealized loss position in order to assess whether that investment is considered other-than-temporarily impaired. In each case, the Company determines the nature and cause of the decline and whether the Company maintains the ability and intent to hold the security until the unrealized loss may reverse or until maturity. At December 31, 2007 and 2006, there were no securities in an unrealized loss position.

        The amortized cost and fair value of available-for-sale bonds and short-term investments in the VIE Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Securities
in the VIE Investment Portfolio by Contractual Maturity

	As of December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair alue
	(in thousands)
Due in one year or less	$8,618	$8,618	$19,478	$19,478
Due after one year through five years	9,177	9,607	9,086	9,643
Due after five years through ten years	—	—	—	—
Due after ten years	15,443	16,172	15,750	15,750
Asset-backed securities(1)	1,094,739	1,113,789	1,102,862	1,102,862

Total available-for-sale bonds and short-term investments	$1,127,977	$1,148,186	$1,147,176	$1,147,733

(1)
Stated maturities for asset-backed securities of two to 24 years as of December 31, 2007 and of three to 25 years as of December 31, 2006.

        Proceeds from maturities of bonds for the VIE Investment Portfolio during 2007, 2006 and 2005 were $165.9 million, $24.7 million and $183.2 million, respectively.

        The Company pledges and receives collateral related to certain business lines or transactions. The following is a description of those arrangements by transaction type.

  Securities Pledged to Note Holders

        In the normal course of business, the Company may hold securities purchased under agreements to resell. A portion of these securities may be pledged to the Company's investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). However, such securities generally may not be rehypothecated by the investment agreement counterparty. The Company also pledges investments held in the FP Investment Portfolio to investment agreement counterparties. At December 31, 2007, $5,700 million of the assets held in its FP Investment Portfolio and related accrued interest were pledged as collateral to investment agreement counterparties. In addition, substantially all the assets of FSA Global are pledged to secure the repayment, on a pro rata basis, of FSA Global's notes and its other obligations.

  Securities Pledged to Derivative Counterparties

        Securities purchased under agreements to resell are eligible to be pledged to certain interest rate swap counterparties. In general, under the terms of each of these counterparty-specific derivative agreements, the Company and its counterparty may be required to pledge collateral or transfer assets as a result of changes in the fair value of those derivative agreements. The timing and amount are generally dependent on which entity is exposed, as well as the credit rating of the party in the payable position. The Company and the counterparty typically have identical rights and obligations to pledge and rehypothecate collateral according to the terms included within each of the counterparty-specific derivative agreements. At December 31, 2007, $16.3 million of the assets held in the FP Investment Portfolio and related accrued interest were pledged as collateral to margin accounts. FSA Global, under the terms of its derivative agreements, is not required to pledge collateral. Its counterparties, however, may be required to pledge collateral or transfer assets to FSA Global.

        As of December 31, 2007, the Company had received $48.5 million of collateral from counterparties to reduce its net derivative exposure to such parties.

5.    ASSETS ACQUIRED IN REFINANCING TRANSACTIONS

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse FSA in whole for its claims payments in exchange for assignments of certain of FSA's rights against the trusts. The refinancing vehicles obtain their funds from the proceeds of FSA-insured GICs issued in the ordinary course of business by the GIC Subsidiaries. The refinancing vehicles are consolidated into the Company's financial statements.

        The following table presents the balance sheet components of the assets acquired in refinancing transactions:

Summary of Assets Acquired in Refinanced Transactions

	As of December 31,
	2007	2006
	(in thousands)
Bonds	$5,949	$41,051
Securitized loans	177,810	241,785
Other assets	45,505	55,036

Total	$229,264	$337,872

        The accretable yield on the securitized loans at December 31, 2007, 2006 and 2005 was $148.8 million, $157.3 million and $149.7 million, respectively. The cash flows on the securitized loans, net of reinsurance, are monitored and the effective yield modified prospectively to reflect any change in the cash flow estimate. Since the notes represent 100% of the debt capitalization of the trusts and since FSA maintains all the risk of further asset decline (except as provided by reinsurance) and maintains control over key decisions regarding the trusts (such as removal of the servicer, sale of the assets and liquidation of the entity), the trusts were consolidated with the Company.

        The refinanced asset portfolio had seven thousand dollars of gross unrealized losses as of December 31, 2007 and no gross unrealized losses as of December 31, 2006.

        The fixed-income assets within the refinanced asset portfolio all have contractual maturities of less than five years. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

        In the portfolio of assets acquired in refinancing transactions at December 31, 2007 and 2006, there were no securities in an unrealized loss position for a continuous 12-month period or longer. In 2007, the Company determined that there were no securities considered other-than-temporarily impaired. In 2006, the Company determined that there were three securities considered other-than-temporarily impaired, and a $2.5 million pre-tax impairment charge was recorded in the consolidated statements of operations and comprehensive income.

6.    DEFERRED ACQUISITION COSTS

        Acquisition costs deferred and the related amortization charged to expense are as follows:

Rollforward of Deferred Acquisition Costs

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of period	$340,673	$335,129	$308,015
Costs deferred during the period:
Ceded and assumed commissions	(83,252)	(79,713)	(63,174)
Premium taxes	13,182	14,032	20,894
Compensation and other acquisition costs	140,709	134,237	137,734

Total	70,639	68,556	95,454
Costs amortized during the period	(63,442)	(63,012)	(68,340)

Balance, end of period	$347,870	$340,673	$335,129

7.    LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVE

        Activity in the liability for losses and loss adjustment expense reserve, which consists of the case and non-specific reserves, is summarized as follows:

Rollforward of Loss and Loss Adjustment Expense Reserves

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Case Reserve Activity:
Gross balance at January 1	$90,306	$89,984	$80,610
Less reinsurance recoverable	37,342	36,339	35,419

Net balance at January 1	52,964	53,645	45,191
Transfer from non-specific reserve	69,384	1,221	10,469
Paid (net of recoveries) related to:
Current year	(8,248)	—	—
Prior year	(16,021)	(1,902)	(2,015)

Total paid	(24,269)	(1,902)	(2,015)

Net balance at December 31	98,079	52,964	53,645
Plus reinsurance recoverable	76,478	37,342	36,339

Gross balance at December 31	174,557	90,306	89,984

Non-Specific Reserve Activity:
Balance at January 1	137,816	115,734	99,331
Provision for losses
Current year	25,797	17,837	20,407
Prior year	5,770	5,466	4,958
Transfers to case reserves	(69,384)	(1,221)	(10,469)
Restructured transactions	—	—	1,507

Balance at December 31	99,999	137,816	115,734

Total case and non-specific reserves	$274,556	$228,122	$205,718

Case Reserve Summary
As of December 31, 2007

	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$1,803,340	$1,442,657	$69,633	$56,913	5
Asset-backed—other	47,185	40,554	8,289	6,267	4
Public finance	1,164,248	560,610	96,635	34,899	4

Total	$3,014,773	$2,043,821	$174,557	$98,079	13

Case Reserve Summary
As of December 31, 2006

	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in thousands)
Asset-backed(1)	$391,243	$358,268	$42,805	$34,617	9
Public finance	92,160	41,373	47,501	18,347	2

Total	$483,403	$399,641	$90,306	$52,964	11

(1)
There were no HELOC reserves in 2006.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Assumptions for Case and Non-Specific Reserves

	As of December 31,
	2007	2006
Case reserve discount rate	3.13%—5.90%	3.13%—5.90%
Non-specific reserve discount rate	1.20%—7.95%	1.20%—7.95%
Current experience factor	2.0	1.6

        The amount of the discount as of December 31, 2007 for the total gross and net case reserves was $14.5 million and $3.3 million, respectively.

        During 2007, the Company charged $31.6 million to loss expense, consisting of $25.8 million for originations of new business and $5.8 million related to accretion on the reserve for in-force business. Net case reserves increased $45.1 million in 2007 due primarily to the establishment of new case reserves for HELOC and public finance transactions, offset in part by the settlement of several pooled corporate collateralized bond obligations ("CBOs"), which were accrued for in prior years. HELOC transactions in the asset-backed portfolio have experienced some deterioration. Credit support for the HELOC transactions is primarily provided by excess spread. Generally, once the overcollateralization is exhausted, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. As of December 31, 2007, an estimated ultimate loss (discounted to present value) of $65.0 million on HELOC transactions had been transferred from the non-specific reserve to case reserves, which increased the experience factor. Such estimate of loss is net of reinsurance and anticipated recoveries and is reevaluated on a quarterly basis. In the second half of 2007, the Company paid a total of $47.6 million in HELOC claims, of which $39.5 million represented what the Company deems to be recoverable and is recorded as salvage and subrogation recoverable as of December 31, 2007.

        During 2006, the Company charged $23.3 million to loss expense, consisting of $17.8 million for originations of new business and $5.5 million related to accretion on the reserve for in-force business.

Net case reserves decreased $0.7 million due primarily to loss payments and some improvement in CBO transactions, offset in part by the establishment of a new case reserve for a municipal health care transaction.

        During 2005, the Company charged $25.4 million to loss expense, consisting of $20.4 million for originations of new business and $5.0 million related to accretion on the reserve for in-force business. The non-specific reserve increased $16.4 million in 2005, due primarily to loss expense of $25.4 million, partially offset by transfers from the non-specific reserve to case reserves of $10.5 million. Net reserves increased $8.5 million due primarily to deterioration of specific CBO risks.

        Since case and non-specific reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its mix of business and economic conditions.

        The Company also assigns each credit to one of five designated surveillance categories to facilitate appropriate allocation of resources to loss mitigation efforts and to communicate efficiently the relative credit condition of each risk exposure, as well as the overall health of the insured portfolio. Such categorization is determined in part by the risk of loss and in part by the level of routine involvement required and monitoring cycle deemed appropriate. The surveillance categories are organized as follows:

  •
  Categories I and II represent fundamentally sound transactions requiring routine monitoring, with Category II indicating that routine monitoring is more frequent, due, for example, to the sector or a need to monitor triggers.

  •
  Category III represents transactions with some deterioration in asset performance, financial health of the issuer or other factors, but for which losses are deemed unlikely. Active monitoring and intervention is employed for Category III transactions.

  •
  Category IV reflects transactions demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable.

  •
  Category V reflects transactions where losses are probable. This category includes (1) risks where claim payments have been made and where additional payments, net of recoveries, are expected, and (2) risks where claim payments are probable but none have yet been made. Category IV and Category V transactions are subject to intense monitoring and intervention.

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above:

Par Outstanding

	As of December 31,
	2007		2006
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$527,931	$395,470	$471,588	$353,819
Category III	8,467	5,053	8,851	4,906
Category IV	3,976	3,297	468	435
Category V no claim payments	2,654	1,737	399	360
Category V with claim payments	1,163	900	84	40

Total	$544,191	$406,457	$481,390	$359,560

Case Reserves

	As of December 31,
	2007		2006
	Gross	Net	Gross	Net
	(in thousands)
Category V no claim payments	$112,629	$64,430	$48,417	$39,282
Category V with claim payments	61,928	33,649	41,889	13,682

Total	$174,557	$98,079	$90,306	$52,964

8.    FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2007, interest rates were between 1.91% and 6.07% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include accretion of $1,039.8 million. VIE debt includes $996.7 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under FP segment debt for 2008 and each of the next four years ending December 31, and thereafter:

Maturity Schedule of FP Segment Debt

Year	Principal Amount
(in thousands)
2008	$4,163,437
2009	3,339,847
2010	3,026,966
2011	1,543,580
2012	1,753,555
Thereafter	9,471,976

Total	$23,299,361

9.    LONG-TERM DEBT

        On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSA Holdings entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSA Holdings long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSA Holdings or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSA Holdings has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings. The Junior Subordinated Debentures were issued at a discount of $1.2 million.

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

        On December 19, 2001, the Company issued $100.0 million of 6 7/8% notes due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

10.    OUTSTANDING EXPOSURE

        The Company's policies insure the scheduled payments of principal and interest on public finance and asset-backed (including FSA-insured CDS) obligations. The gross amount of financial guarantees in force (principal and interest) was $833.2 billion at December 31, 2007 and $743.9 billion at December 31, 2006. The amount of financial guarantees in force, net of reinsurance, was $598.3 billion at December 31, 2007 and $531.4 billion at December 31, 2006. As of December 31, 2007, net par outstanding included $12.5 billion related to policies previously insured by other financial guarantors. Beginning in the fourth quarter of 2007, such amounts were classified based on the underlying risks insured. Prior-year amounts were reclassified to conform to the current-year presentation in the tables below.

        Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for asset-backed obligations are, in general, considerably shorter than the contractual maturities for such obligations. For asset-backed obligations, the full par outstanding for each insured risk is shown in the maturity category that corresponds to the final legal maturity of such risk:

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations

	As of December 31,
	2007		2006
Terms to Maturity
	Public Finance	Asset-Backed	Public Finance	Asset-Backed
	(in millions)
0 to 5 years	$54,037	$42,714	$48,619	$41,236
5 to 10 years	58,719	34,628	54,312	30,027
10 to 15 years	53,676	19,332	47,996	12,170
15 to 20 years	44,446	2,644	41,489	1,860
20 years and above	71,642	24,619	60,764	21,087

Total	$282,520	$123,937	$253,180	$106,380

Contractual Terms to Maturity of Ceded Par Outstanding of Insured Obligations

	As of December 31,
			2006
	2007
Terms to Maturity			Public Finance
	Public Finance	Asset-Backed		Asset-Backed
	(in millions)
0 to 5 years	$16,500	$7,211	$14,393	$9,072
5 to 10 years	17,895	7,792	16,878	6,243
10 to 15 years	19,617	1,664	17,473	1,538
15 to 20 years	19,143	1,857	17,507	1,598
20 years and above	42,635	3,420	33,701	3,427

Total	$115,790	$21,944	$99,952	$21,878

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	As of December 31,
	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues
	2007	2006	2007	2006	2007	2006
	(in millions)
Domestic obligations
General obligation	$146,883	$131,255	$32,427	$28,143	$114,456	$103,112
Tax-supported	69,409	65,212	19,453	18,733	49,956	46,479
Municipal utility revenue	57,913	53,862	13,610	13,367	44,303	40,495
Health care revenue	25,843	23,299	11,796	10,144	14,047	13,155
Housing revenue	9,898	9,665	2,187	2,041	7,711	7,624
Transportation revenue	29,189	26,501	11,782	10,337	17,407	16,164
Education/University	7,178	5,405	1,710	1,027	5,468	4,378
Other domestic public finance	2,773	2,137	900	509	1,873	1,628

Subtotal	349,086	317,336	93,865	84,301	255,221	233,035
International obligations	49,224	35,796	21,925	15,651	27,299	20,145

Total public finance obligations	$398,310	$353,132	$115,790	$99,952	$282,520	$253,180

        The Company limits its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The gross, ceded and net par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	As of December 31,
	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral
	2007	2006	2007	2006	2007	2006
	(in millions)
Domestic obligations
Residential mortgages	$22,882	$18,221	$3,108	$2,555	$19,774	$15,666
Consumer receivables	12,401	11,571	1,060	682	11,341	10,889
Pooled corporate	69,317	57,413	10,110	9,449	59,207	47,964
Other domestic asset-backed	4,000	5,585	2,024	2,149	1,976	3,436

Subtotal	108,600	92,790	16,302	14,835	92,298	77,955
International obligations	37,281	35,468	5,642	7,043	31,639	28,425

Total asset-backed obligations	$145,881	$128,258	$21,944	$21,878	$123,937	$106,380

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

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure
As of December 31, 2007

	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,075	$35,508	12.6%	$13,131
New York	734	21,485	7.6	11,624
Pennsylvania	840	18,252	6.5	4,620
Texas	792	18,122	6.4	5,046
Florida	272	13,675	4.8	5,075
Illinois	711	13,612	4.8	6,667
New Jersey	634	11,432	4.0	6,905
Michigan	585	11,418	4.0	2,363
Washington	344	9,796	3.5	4,294
Massachusetts	227	7,324	2.6	4,333
Ohio	418	6,662	2.4	1,910
Georgia	128	6,653	2.4	1,756
Indiana	290	5,962	2.1	1,243
All other U.S. locations	3,379	75,320	26.6	24,898

Subtotal	10,429	255,221	90.3	93,865
International obligations	174	27,299	9.7	21,925

Total	10,603	$282,520	100.0%	$115,790

11.    FEDERAL INCOME TAXES

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an entity's financial statements pursuant to FASB Statement No. 109, "Accounting for Income Taxes" and provides thresholds for recognizing and measuring benefits of a tax position taken or expected to be taken in a tax return. Consequently, the Company recognizes tax benefits only on tax positions where it is "more likely than not" to prevail. Adoption of FIN 48 had no effect on the Company's statements of operations and comprehensive income.

        Dexia Holdings, FSA Holdings and its Subsidiaries, except FSA International, file a consolidated U.S. federal income tax return. Prior to 2006, a tax-sharing agreement among the Subsidiaries provided that each member's tax benefit or expense was calculated on a separate-return basis and that any credits or losses available to the Company was allocated among the members based on each member's taxable income. Effective January 1, 2006, the tax-sharing agreement was amended so that Dexia Holdings' credits are no longer available to the members. For the 2007 and 2006 tax years, the Company and its Subsidiaries did not receive any such benefits from utilizing Dexia Holdings' credits.

        In addition, the Company and its subsidiaries or branches file separate tax returns in various states and local and foreign jurisdictions, including the United Kingdom, Japan and Australia. With limited exceptions, the Company and its subsidiaries are no longer subject to income tax examinations for its 2003 and prior tax years for U.S. federal, state and local, or non-U.S. jurisdictions.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment was treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a deferred tax asset with a corresponding deferred tax benefit of $16.5 million. There can be no assurance that the deferred tax benefit will not be reversed in the future. In addition, the Company has agreed to share 50% of the deferred tax benefit with White Mountains under certain circumstances, but did not satisfy the standards for recording a liability for accounting purposes as of December 31, 2007.

        The cumulative balance sheet effects of deferred federal tax consequences are as follows:

Components of Deferred Tax Assets and Liabilities

	As of December 31,
	2007	2006
	(in thousands)
Deferred acquisition costs	$(109,517)	$(106,596)
Deferred premium revenue adjustments	(67,562)	(57,992)
Unrealized capital gains	—	(86,119)
Contingency reserves	(162,686)	(135,992)
Undistributed earnings	(5,340)	(18,297)
Derivative fair-value adjustments	—	(154,911)
Other	(13,494)	(5,032)

Total deferred federal income tax liabilities	(358,599)	(564,939)

Loss and loss adjustment expense reserves	37,650	49,079
Deferred compensation	95,569	91,442
Unrealized capital losses	430,778	—
Derivative fair-value adjustments	58,948	—
White Mountains indemnity payment	16,450	16,450
Foreign currency transaction loss	116,789	102,927
Other	14,585	6,499

Total deferred federal income tax assets	770,769	266,397

Net deferred federal income tax asset (liability)	$412,170	$(298,542)

        Management believes it is more likely than not that the tax benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was necessary at December 31, 2007 or 2006.

        In 2007, the Company recognized a tax benefit of $4.2 million, which includes the benefit of $0.7 million of interest from the expiration of the statute of limitations for the 2003 tax year.

        The 2007, 2006 and 2005 effective tax rates differ from the statutory rate of 35% due primarily to tax-exempt interest income. The current-year effective tax rate reflects the higher ratio of tax-exempt interest income to year-to-date pre-tax loss due to the significant negative fair value adjustments discussed in Note 13. A reconciliation of the effective tax rate (before minority interest and equity in earnings of unconsolidated affiliates) with the federal statutory rate follows:

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2007	2006	2005
Tax provision (benefit) at statutory rate	(35.0)%	35.0%	35.0%
Tax-exempt investments	(29.4)	(10.4)	(9.8)
Income of foreign subsidiary	—	—	2.7
Minority interest and equity in unconsolidated subsidiaries	—	3.5	(0.8)
Other	0.5	0.7	0.2

Provision (benefit) for income taxes	(63.9)%	28.8%	27.3%

        A reconciliation of the beginning to ending unrecognized tax benefits follows:

Reconciliation of Unrecognized Tax Benefit

(in thousands)
Balance at January 1, 2007	$22,824
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Amount of decrease relating to settlements with taxing authorities	—
Reductions as a result of a lapse in the statute of limitations	(3,575)

Balance at December 31, 2007	$19,249

        If recognized, the entire amount of unrecognized benefits would favorably affect the effective tax rate.

        The Company believes that within the next 12 months, it is reasonably possible that unrecognized tax benefits for positions taken on previously filed tax returns will become recognized as a result of the expiration of statute of limitations for the 2004 tax year, which absent any extension, will close in September 2008.

        The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. For 2007, the Company recognized an expense of approximately $0.4 million in interest and penalties. The Company had approximately $2.3 million of accrued interest and penalties at December 31, 2007.

12.    EMPLOYEE BENEFIT PLANS

  Defined Contribution Plans

        The Company maintains both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of eligible employees. Contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $7.7 million, $7.5 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company has an employee retirement savings plan for the benefit of eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by Internal Revenue Code Section 401(k). Contributions by the Company are discretionary, and none have been made.

  Equity Participation Plans

        Through 2004, performance shares were awarded under the 1993 Equity Participation Plan (the "1993 Equity Plan"). The 1993 Equity Plan authorized the discretionary grant of performance shares by the Human Resources Committee to key employees. The amount earned for each performance share depends on the attainment of certain growth rates of adjusted book value and book value per outstanding share over specified three-year performance cycles.

        Performance shares issued prior to January 1, 2005 permitted the participant to elect, at the time of award, growth rates including or excluding realized and unrealized gains and losses on the investment portfolios. Performance shares issued after January 1, 2005 do not offer the option to include the impact of unrealized gains and losses on the investment portfolios. No payout occurs if the compound annual growth rate of adjusted book value and book value per outstanding share over specified three-year performance cycles is less than 7%, and a 200% payout occurs if the compound annual growth rate is 19% or greater. Payout percentages are interpolated for compound annual growth rates between 7% and 19%.

        In 2004, the Company adopted the 2004 Equity Participation Plan (the "2004 Equity Plan"), which continues the incentive compensation program formerly provided under the Company's 1993 Equity Participation Plan. The 2004 Equity Plan provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company's performance over two specified three-year performance cycles) and 10% of shares of Dexia restricted stock. Performance shares have generally been awarded on the basis of two sequential three-year performance cycle, with one-third of each award allocated to the first cycle, which commences on the date of grant, and two-thirds of each award allocated to the second cycle, which commences one year after the date of grant. The Company recognizes expense ratably over the course of each three-year performance cycle. The total number of performance shares authorized under this plan was 3.3 million. At December 31, 2007, 2.4 million performance shares remained available for distribution.

        The Dexia restricted stock component is a fixed plan, where the Company purchases Dexia shares and establishes a prepaid expense for the amount paid, which is amortized over 2.5-year and 3.5-year vesting periods. In 2007 and 2006, FSA purchased shares that economically defeased its liability for $4.7 million and $4.6 million, respectively. These amounts are being amortized to expense over the employees' vesting periods. For the years ended December 31, 2007, 2006 and 2005, the after-tax amounts amortized into income were $2.7 million, $1.9 million and $0.9 million, respectively.

        Performance shares granted under the 1993 Equity Plan and 2004 Equity Plan are as follows:

Performance Shares

	Outstanding at Beginning of Year	Granted During the Year	Paid out During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date	Paid During the Year
							(in thousands)
2005	1,217,761	316,638	313,987	24,434	1,195,978	$131.30	$61,584
2006	1,195,978	370,441	340,429	15,696	1,210,294	139.22	60,993
2007	1,210,294	306,368	364,510	37,550	1,114,602	145.61	61,872

        At December 31, 2007, 349,533 outstanding performance shares were fully vested, with a value of $46.6 million. These amounts were paid in the first quarter of 2008. At December 31, 2007, the total compensation cost related to non-vested performance shares not yet recognized was $130.2 million. This amount is expected to be recognized as an expense over the next three years, with approximately 50% being expensed in 2008 and the remainder in 2009 and 2010.

        The estimated final cost of these performance shares is accrued over the performance period. The after-tax expense for the performance shares was $40.0 million, $37.3 million and $35.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Awards of Dexia restricted stock remain restricted for an additional six months after the end of each vesting period. Shares of Dexia restricted stock purchased under the 2004 Equity Plan are as follows:

Dexia Restricted Stock Shares

	Outstanding at Beginning of Year	Purchased During the Year	Vested During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Purchase Date
2005	—	194,202	8,756	5,150	180,296	$22.69
2006	180,296	190,572	22,146	4,574	344,148	24.17
2007	344,148	158,096	65,524	17,607	419,113	29.80

  Director Share Purchase Program

        In the fourth quarter of 2000, the Company purchased 304,757 shares of its common stock from Dexia Holdings for $24.0 million. Additional purchases are intended to fund obligations relating to the Company's Director Share Purchase Program ("DSPP"), which enables its participants to make deemed investments in the Company's common stock under the Deferred Compensation Plan and Supplemental Executive Retirement Plan. Under the DSPP, the deemed investments in the Company's stock are irrevocable, settlement of the deemed investments must be in stock and, after receipt, the participants must generally hold the stock for at least six months. Restricted treasury stock is distributed to a director as a DSPP payout at the end of applicable restriction periods.

        The Company purchased and distributed shares of its common stock under the DSPP in the following amounts:

Director Share Purchase Program Shares

	Outstanding at Beginning of Year	Purchased During the Year	Payouts During the Year	Outstanding at End of Year	Purchase Amount	Cost of Shares Distributed	Fair Value of Shares Distributed
	(dollars in thousands)
2005	297,276	—	42,540	254,736	$—	$3,351	$6,863
2006	254,736	532	13,290	241,978	95	1,047	2,438
2007	241,978	2,417	—	244,395	438	—	—

13.    DERIVATIVE INSTRUMENTS

        The components of net realized and unrealized gains (losses) on derivative instruments are shown in the table below:

Summary of Net Realized and Unrealized Gains (Losses) on Derivative Instruments

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Insured derivatives:
Insured CDS	$(635,763)	$30,991	$11,124
Insured NIMs and interest rate swaps(1)	(6,846)	832	(18)

Total insured derivatives	(642,609)	31,823	11,106
Other derivatives	743	1,230	(2,346)
FP segment derivatives	62,058	130,149	(181,235)

Net realized and unrealized gains (losses) on derivative instruments	$(579,808)	$163,202	$(172,475)

(1)
As of January 1, 2007, the Company implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which resulted in a mark-to-market loss of $2.7 million in 2007 related to insured NIM securitizations originated in 2007. The change in fair value was largely a function of the market's adverse perception of RMBS products.

  Insured Derivatives

        The Company's insured portfolio includes contracts accounted for as derivatives, namely: FSA-insured CDS; insured IR swaps entered into in connection with the issuance of certain public finance obligations; and insured NIM securitizations issued in connection with certain RMBS financings. The Company considers all such agreements to be a normal part of its financial guaranty insurance business, although, for accounting purposes, these contracts are deemed to be derivative instruments and therefore must be recorded at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive income in the line item "realized and unrealized gains (losses) on derivative instruments," along with the results of other derivatives held at FSA Holdings. The Company receives a premium in return for its obligation to make payment in the event of an insured loss (default or non-payment by the obligor), which is recorded in the consolidated statements of operations and comprehensive income as earned premium. The Company recorded net earned premiums from insured CDS and NIM securitizations of $102.8 million, $87.2 million and $89.2 million for the years ended 2007, 2006 and 2005, respectively. The Company's net par outstanding of $84.3 billion and $74.7 billion relating to insured CDS and NIM securitizations at December 31, 2007 and 2006, respectively, is included in the balances in Note 10.

        The fair-value adjustments on insured derivatives represent hypothetical replacement value and comprise the majority of the balance in this line item, as shown in the table below. The fair value of an insured CDS contract incorporates all the remaining future premiums to be received over the life of the insured CDS contract, discounted to present value and multiplied by the ratio of the current replacement premium (what a buyer or seller would pay for a similar contract based on current market conditions) to the contractual premium. As the fair value of an insured CDS contract incorporates all the remaining future premium payments to be received over the life of the insured CDS contract, the fair value of that contract will change, in part, solely from the passage of time as premiums are received. Absent any claims under the Company's guaranty, any "losses" recorded in marking a guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty, and any "gain" recorded will be reversed by an equivalent "loss" over the remaining life of the transaction, with the cumulative changes in the fair value of the CDS summing to zero by the time of each contract's maturity. See Note 2 for a discussion of the Company's valuation methodology.

        The tables below show the fair value at December 31, 2007 and 2006 and the changes in fair value of the Company's insured CDS portfolio for 2007, 2006 and 2005.

Fair Value of Insured CDS Portfolio

	As of December 31,
	2007	2006
	(in millions)
Pooled corporate CDS:
Investment grade	$(111.6)	$48.1
High yield	(142.5)	9.3

Total pooled corporate CDS	(254.1)	57.4
Funded CLOs and CDOs	(264.5)	24.3
Other structured obligations	(28.6)	6.8

Total	$(547.2)	$88.5

Changes in Fair Value of Insured CDS Portfolio

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Pooled corporate CDS:
Investment grade	$(159.7)	$21.0	$2.4
High yield	(151.8)	8.1	1.2

Total pooled corporate CDS	(311.5)	29.1	3.6
Funded CLOs and CDOs	(288.8)	—	12.1
Other structured obligations	(35.4)	1.9	(4.6)

Total	$(635.7)	$31.0	$11.1

        The negative fair-value adjustments in 2007 resulted from an unusual and severe widening of credit spreads during the year. Despite the structural protections associated with the Company's CDS, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and CLOs, as with other structured credit products, during the second half of 2007, resulted in a decline in fair value of these contracts. Funding costs for domestic and European CLOs as well as pooled corporate CDS were at their widest levels during the fourth quarter. As a result, Triple-A spreads to LIBOR continued to widen in the fourth quarter and resulted in the significant adverse mark reflected in the CDS fair-value results.

        The Company believes that fair value is potentially misleading unless one understands that the Company's typical insured CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  FSA-insured CDS contracts are neither held for trading purposes nor used as hedging instruments.

  •
  FSA is not entitled to terminate insured CDS and realize a profit on a position that is "in the money," nor is a counterparty to an insured CDS contract generally able to force FSA to terminate an insured CDS that is "out of the money."

  •
  The liquidity risk present in most non-insured CDS contracts is not present in most FSA-insured CDS contracts, since the terms of the insured CDS contract are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) FSA is not required to post collateral to secure its obligation under the insured CDS contract.

        Insured derivatives in the asset-backed portfolio represent 67% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining average lives for the primary components of the Company's insured CDS portfolio. While most of the Company's insured CDS are pooled corporate exposures, there are also some insured CDS in other sectors, including $76.2 million in U.S. RMBS categories.

Selected Information for Insured CDS Portfolio
As of December 31, 2007

	Credit Ratings
					Other Investment Grades(2)	Net Par Outstanding	Remaining Average Life
	Triple-A*(1)	Triple-A		Double-A
						(in millions)	(in years)
Pooled corporate CDS:
Investment grade	91%	1%		8%	—%	$22,883	4.1
High-yield	95	—		—	5	14,765	3.3
Funded CDOs and CLOs	28	72	(4)	—	—	33,000	3.4
Other structured obligations(3)	62	36	(4)	1	1	13,529	2.1

Total	62	34		3	1	$84,177	3.4

Selected Information for Insured CDS Portfolio
As of December 31, 2006

	Credit Ratings
					Other Investment Grades(2)	Net Par Outstanding	Remaining Average Life
	Triple-A*(1)	Triple-A		Double-A
						(in millions)	(in years)
Pooled corporate CDS:
Investment grade	89%	1%		10%	—%	$23,364	3.1
High-yield	91	1		8	—	11,349	2.9
Funded CDOs and CLOs	17	82	(4)	—	1	23,993	3.9
Other structured obligations(3)	66	32	(4)	—	2	15,989	2.4

Total	61	34		4	1	$74,695	3.1

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Primarily infrastructure obligations and European MBS.

(4)
Amounts include transactions previously wrapped by other monolines. See Note 25.

  FP Segment Derivatives

        The Company enters into derivative contracts to manage interest rate and foreign currency exposure in its FP Segment Investment Portfolio and FP segment debt. All gains and losses from changes in the fair value of derivatives are recognized in the consolidated statements of operations and comprehensive income. These derivatives generally include futures, interest rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S.-dollar floating rate debt and investments. Hedge accounting is applied to fair-value hedges provided certain criteria are met.

        In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. An effective fair-value hedge is defined as one whose periodic change in fair value is 80% to 125% correlated with the change in fair value of the hedged item. The difference between a perfect hedge (i.e., the change in fair value of the hedge and hedged item offset one another so that there is zero effect on the consolidated statements of operations and comprehensive income, referred to as being "100% correlated") and the actual correlation within the 80% to 125% effectiveness range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% effectiveness range. The table below presents the net gain (loss) related to the ineffective portion of the Company's fair-value hedges and net gain (loss) related to failed hedges.

Hedging Ineffectiveness and Fails

	Year Ended December 31,
	2007	2006
	(in thousands)
Ineffective portion of fair-value hedges(1)	$2,760	$9,323
Change in fair value of failed hedges	2,497	3,534

(1)
Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

        The inception-to-date net unrealized gain on derivatives (excluding accrued interest) in the FP segment of $560.4 million and $487.3 million at December 31, 2007 and 2006, respectively, is recorded in other assets or other liabilities and minority interest, as applicable.

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

14.    MINORITY INTEREST IN SUBSIDIARY

  XLFA's Minority Interest in FSA International

        In 1998, the Company and XL Capital Ltd. ("XL"), a major Bermuda-based insurance holding company, entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies: FSA International and XLFA. At December 31, 2004, XL owned a minority interest in FSA International, and the Company owned a minority interest in XLFA. In October 2005, FSA purchased all the preferred shares of FSA International owned by XL Insurance (Bermuda), Ltd. for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect, wholly owned subsidiary of the Company. The preferred shares were Cumulative Participating Voting Preferred Shares that, in total, had a minimum fixed dividend of $1.5 million per annum. In 2005, FSA International paid preferred dividends of $16.3 million to XL. For the year ended December 31, 2005, the Company recognized minority interest of $6.9 million.

  Minority Interest in FSA Global

        On April 28, 2006, the Company increased its ownership of the ordinary shares of FSA Global from 29% to 49% through an acquisition of shares from an unaffiliated third party. Immediately thereafter, FSA Global's charter documents were amended to create a new class of nonvoting preference shares, which was issued to the Company. Holders of such preference shares have exclusive rights to any future dividends and, upon any winding up of FSA Global, all net assets available for distribution to shareholders (after a distribution of $250,000 to the ordinary shareholder). As a result of the issuance of such preference shares, (a) a substantive sale and purchase of an interest took place between the ordinary shareholders of FSA Global and the Company, resulting in an assessment and recording of the fair value of the assets and liabilities sold and purchased at the time of such transaction, and (b) the Company's minority interest liability associated with FSA Global was eliminated. In the second quarter of 2006, the Company realized a pre-tax gain of $1.8 million as a result of this transaction. Prior to this transaction, the Company recorded minority interest for the 71% of FSA Global common equity not owned by the Company.

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

        Reinsurance does not relieve the Company of its obligations to policyholders. In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company may be unable to recover amounts due. A number of FSA's reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA in an amount equal to their statutory unearned premium, loss and contingency reserves associated with the ceded business. FSA requires collateral from reinsurers primarily to (a) receive statutory credit for the reinsurance, (b) provide liquidity to FSA in the event of claims on the reinsured exposures, and (c) enhance rating agency credit for the reinsurance.

        Amounts of ceded and assumed business were as follows:

Summary of Reinsurance

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Written premiums ceded	$292,286	$288,780	$256,087
Written premiums assumed	6,239	12,066	9,474
Earned premiums ceded	164,344	154,997	150,087
Earned premiums assumed	6,450	4,627	3,521
Losses and loss adjustment expense payments ceded	5,052	3,486	1,465
Losses and loss adjustment expense payments assumed	13	8	8
	As of December 31,
	2007	2006
	(in thousands)
Principal outstanding ceded	$137,733,688	$121,830,282
Principal outstanding assumed	4,433,549	3,757,565
Deferred premium revenue assumed	31,005	31,216
Losses and loss adjustment expense reserves assumed	579	610

        The Company cedes approximately 25% of its gross par insured to a diversified group of reinsurers, including other monolines. As of December 31, 2007, 93% of FSA's reinsurers were rated Double-A or higher, but many are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $15,697 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	As of December 31, 2007
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2(1)		AA	(1)	$25.2	$32,851	24.1%
Assured Guaranty Re Ltd.	Aa2		AA		21.0	30,729	22.3
Radian Asset Assurance Inc.	Aa3		AA		13.3	26,099	18.9
RAM Reinsurance Co. Ltd.	Aa3(2)		AAA	(2)	1.6	13,086	9.5
BluePoint Re, Limited	Aa3		AA	(2)	0.5	8,393	6.1
XL Financial Assurance Ltd.	Aaa(3)		AAA	(3)	9.5	8,277	6.0
Swiss Reinsurance Company.	Aa2		AA	-	4.3	4,549	3.3
R.V.I. Guaranty Co., Ltd.(4)	A3		A	-	—	4,186	3.0
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	0.2	2,341	1.7
CIFG Assurance North America Inc.	Aaa	(5)	AAA	(5)	—	2,105	1.5
Ambac Assurance Corporation	Aaa	(2)	AAA	(2)	0.2	1,304	0.9
Financial Guaranty Insurance Company	Aaa	(6)	AAA	(6)	—	1,144	0.8
ACA Financial Guaranty Corporation(7)	NR		CCC		—	1,103	0.8
Other(8)	Various	(8)	Various	(8)	0.7	1,567	1.1

Total					$76.5	$137,734	100.0%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Outlook revised downward after December 31, 2007 by one or more of the rating agencies.

(3)
Downgraded by Moody's (A3/review for downgrade) in March 2008 and S&P (A-/credit watch negative) in February 2008. The Company had a letter of credit from XLFA for $211.5 million as of December 31, 2007.

(4)
Over 97% of risks reinsured to R.V.I. Guaranty Co., Ltd. have underlying ratings of Triple-A.

(5)
Downgraded by Moody's (A1/stable) and S&P (A+/negative outlook) in March 2008.

(6)
Downgraded by Moody's (A3/review for downgrade) and S&P (A/credit watch negative) in February 2008.

(7)
All risks reinsured by ACA Financial Guaranty Corporation are domestic public finance obligations.

(8)
Includes Federal Insurance Company, Security Life of Denver International Ltd., PMI Mortgage Insurance Company, Assured Guaranty Re Overseas Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd, Radian Insurance Inc. and XL Insurance (Bermuda) Ltd. 84% in the Double-A rating category by S&P, and 51% rated Aa2 and 34% rated Aa3 by Moody's.

16.    OTHER ASSETS AND LIABILITIES

        The detailed balances that comprise other assets and other liabilities and minority interest are as follows:

Other Assets

	As of December 31,
	2007	2006
	(in thousands)
Other assets:
FP segment derivatives	$837,676	$698,248
Fair-value adjustments on insured derivatives	—	89,195
VIE other invested assets	24,091	157,810
Securities purchased under agreements to resell	152,875	150,000
Deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP")	142,642	145,987
Tax and loss bonds	153,844	127,150
Accrued interest in FP segment investment portfolio	52,776	43,693
Accrued interest income on general investment portfolio	63,546	60,929
Salvage and subrogation recoverable	39,669	44
Other assets	139,655	138,160

Total other assets	$1,606,774	$1,611,216

Other Liabilities and Minority Interest

	As of December 31,
	2007	2006
	(in thousands)
Other liabilities and minority interest:
FP segment derivatives	$99,457	$111,002
Fair-value adjustments on insured derivatives	553,414	—
DCP and SERP	142,653	145,987
Accrued interest on FP segment debt	186,854	184,177
Equity participation plan	112,151	112,688
Payable for securities purchased	—	33,046
Other liabilities and minority interest	238,873	205,221

Total other liabilities and minority interest	$1,333,402	$792,121

17.    COMMITMENTS AND CONTINGENCIES

  Leases

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

Future Minimum Rental Payments

Year	As of December 31, 2007
(in thousands)
2008	$ 9,093
2009	8,937
2010	8,729
2011	8,448
2012	8,454
Thereafter	104,190

Total	$147,851

        Rent expense was $10.2 million in 2007, $10.7 million in 2006 and $10.1 million in 2005. Rent expense in 2005 included a $1.2 million lease termination fee related to the Company's former headquarters.

  Insured Portfolio

        In connection with its financial guaranty business, the Company had outstanding commitments to provide guarantees of $11,731.6 million as of December 31, 2007. These commitments are typically short term and principally relate to primary and secondary public finance debt issuances. Commitments are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

  Legal Proceedings

        In the ordinary course of business, the Company and certain subsidiaries are parties to litigation.

        On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoenas requested that the Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business.

        See Note 26 for subsequent events relating to the Company's legal proceedings. There are no other material legal proceedings pending to which the Company is subject.

18.    DIVIDENDS AND CAPITAL REQUIREMENTS,

        Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its ability to extract cash from FSA in the form of FSA's repurchase of its stock or receipt of dividends from FSA.

        FSA's ability to pay dividends or repurchase shares depends on FSA's financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income during this period. FSA paid no dividends in

2007, $140.0 million in 2006 and $87.0 million in 2005. Based upon FSA's statutory statements for December 31, 2007, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $162.9 million.

        As of December 31, 2007, FSA repaid its entire surplus note obligation of $108.9 million to FSA Holdings. In addition, FSA Holdings forgave all interest expense for 2007, which totaled $5.0 million, including $3.6 million already paid by FSA and $1.4 million of accrued interest. FSA Holdings recontributed to FSA the proceeds from the repayment of the surplus note plus the amount of interest expense already paid. All surplus note transactions were approved by the Superintendent of Insurance of the State of New York. FSA paid interest of $5.4 million and $5.4 million in 2006 and 2005.

        FSA may repurchase shares of its common stock from shareholders, subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. In 2007 and 2006, FSA repurchased $180.0 million and $100.0 million of shares of its common stock, respectively, from FSA Holdings and retired such shares.

        FSA Holdings paid dividends of $122.0 million in 2007, $530.0 million in 2006 and $71.1 million in 2005.

19.    CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

        FSA has a credit arrangement aggregating $150.0 million that is provided by commercial banks and intended for general application to insured transactions. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At December 31, 2007, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

        FSA has a standby line of credit commitment in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5.00%, which amounted to $1,471.4 million at December 31, 2007. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. No amounts have been utilized under this commitment as of December 31, 2007.

        FSAM has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 5, 2008, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Subsidiaries. There were no borrowings under this agreement at December 31, 2007. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody's or S&P, and on neither Moody's nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

        In June 2003, $200.0 million of money market committed preferred trust securities (the "CPS") were issued by trusts created for the primary purpose of issuing the CPS, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase CPS. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate will be subject to a maximum rate of 150 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the CPS required the maximum rate for each of the relevant trusts. FSA continues to have the ability to exercise its put option and cause the related trusts to purchase FSA preferred stock. The cost of the facility was $1.8 million, $1.0 million, and $1.3 million for 2007, 2006 and 2005, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        Certain FSA Global debt issuances contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its funding requirements in such transactions, it entered into several liquidity facilities with Dexia and other counterparties for amounts totaling $760.9 million.

20.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on public finance and asset-backed obligations. The FP segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants and the VIEs' operations. See Note 1 for description of business. The following tables summarize the financial information by segment as of and for the years ended December 31, 2007, 2006 and 2005:

Financial Information Summary by Segment

	For the Year Ended December 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$73,541	$1,155,751	$—	$1,229,292
Intersegment	3,002	16,369	(19,371)	—
Expenses:
External	(258,431)	(1,152,729)	—	(1,411,160)
Intersegment	(16,369)	(3,002)	19,371	—
Less:
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	(642,609)	(39,918)	—	(682,527)

Pre-tax segment operating earnings	$444,352	$56,307	$—	$500,659

Segment assets	$7,974,956	$20,486,744	$(230,843)	$28,230,857

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$698,213	$992,811	$—	$1,691,024
Intersegment	3,584	20,055	(23,639)	—
Expenses:
External	(217,019)	(951,177)	—	(1,168,196)
Intersegment	(20,055)	(3,584)	23,639	—
Less:
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	31,823	10,257	—	42,080

Pre-tax segment operating earnings	$432,900	$47,848	$—	$480,748

Segment assets	$7,160,055	$18,935,399	$(321,371)	$25,774,083

	For the Year Ended December 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$682,503	$298,732	$—	$981,235
Intersegment	3,663	28,162	(31,825)	—
Expenses:
External	(192,906)	(323,258)	—	(516,164)
Intersegment	(28,162)	(3,663)	31,825	—
Plus:
Equity in losses and minority interest in FSA International	(5,980)	—	—	(5,980)
Less:
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	11,106	(18,962)	—	(7,856)

Pre-tax segment operating earnings	$448,012	$18,935	$—	$466,947

Segment assets	$6,881,422	$15,585,118	$(464,898)	$22,001,642

Reconciliations of Segments' Pre-Tax Operating Earnings to Net Income

	For the Year Ended December 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$444,352	$56,307	$—	$500,659
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	(642,609)	(39,918)	—	(682,527)
Taxes	—	—	—	116,214

Net income (loss)	—	—	—	$(65,654)

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$432,900	$47,848	$—	$480,748
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	31,823	10,257	—	42,080
Taxes	—	—	—	(150,680)
Minority interest	—	—	—	52,006

Net income	—	—	—	$424,154

	For the Year Ended December 31, 2005
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax operating earnings	$448,296	$18,651	$—	$466,947
SFAS 133 fair-value adjustments for insured derivatives and economic hedges	11,106	(18,962)	—	(7,856)
Taxes	—	—	—	(128,899)
Minority interest	—	—	—	(4,084)

Net income	—	—	—	$326,108

        The intersegment assets consist primarily of intercompany notes issued by FSA and held within the FP Investment Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and premiums paid by FSA Global on FSA-insured notes.

        The amount of SFAS 133 fair-value adjustments for insured derivatives is a reconciling item between pre-tax segment operating earnings and net income. In addition, management subtracts the effect of economic hedges when analyzing the segments. Marking the derivatives to fair value but not marking the hedged assets or liabilities causes one-sided accounting. By removing its effect, in the view of management, the measure more closely reflects the underlying economic performance of segment operations.

        The GIC Subsidiaries and VIEs in the FP segment pay premiums to FSA. In addition, management of FSA provides management, oversight and administrative support services ("indirect FP expenses") to the entities in the FP segment. The Company's management evaluates the FP segment based on the separate results of operations of the GIC Subsidiaries and FSAM, excluding the premium paid to FSA and including the indirect FP expenses. For the VIEs, the premium paid approximates the indirect expenses incurred by FSA.

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2007	2006	2005
	(in millions)
United States	$337.8	$315.5	$340.6
International	82.8	73.2	63.5

Total premiums	$420.6	$388.7	$404.1

21.    RELATED PARTY TRANSACTIONS

        The Company enters into various related party transactions, primarily with Dexia and XL. The primary related party transactions between the Company and Dexia are as follows:

  •
  The Company enters into transactions with various affiliates of Dexia, in which Dexia acts as the counterparty in swap contracts, primarily in the FP segment. The interest income and expense as well as the fair-value adjustments for those derivative contracts are recorded in the statement of operations and comprehensive income.

  •
  Dexia acts as intermediary in certain CDS transactions. The premiums earned and fair-value adjustments related to those contracts are recorded in the consolidated statements of operations and comprehensive income.

  •
  The Company invests short-term or cash assets in Dexia accounts and earns interest income on those accounts, which is recorded in the consolidated statements of operations and comprehensive income.

  •
  The Company has debt issued to Dexia and records related interest expense in the consolidated statements of operations and comprehensive income and accrued interest expense on the balance sheet.

  •
  The Company has loans receivable from Dexia recorded in other assets.

  •
  The Company leases premises from Dexia outside the United States.

  •
  The Company maintains certain lines of credit with Dexia affiliates.

  •
  The Company reimburses Dexia Crédit Local for the portion of director Bruno Deletré's Dexia Crédit Local compensation that relates to his work as liaison with the Company on behalf of Dexia.

  •
  The Company files consolidated tax returns with DHI.

  •
  The Company charges DHI for administrative and shared service expenses.

  •
  FSA Global maintains liquidity facilities with Dexia aggregating $419.4 million.

        XLFA had an equity interest in FSA International until 2005, at which time the Company repurchased shares in FSA International held by XLFA. The Company has a preferred stock investment in XLFA, which is redeemable in 2008 with a carrying amount of $39.0 million. The Company's management holds two positions on the Board of Directors of XLFA. The primary related party transactions with XL are as follows.

  •
  Business is ceded to XLFA under various reinsurance contracts.

  •
  Until 2005, the Company paid dividends to XL.

  •
  The Company receives dividends on its preferred stock investment in XLFA, which is recorded in the consolidated statements of operations and comprehensive income.

        The table below summarizes amounts included in the financial statement captions resulting from various types of transactions executed with related parties, as well as outstanding exposures with related parties:

Amounts Reported for Related Party Transactions
in the Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(in thousands)
Dexia(1)
Assets:
FP Segment Investment Portfolio	$200,252	$—
Other assets:
FP segment derivatives	310,929	345,852
Fair-value adjustments for insured derivatives	—	15,398
VIE other invested assets	24,091	—
Accrued interest in FP segment investment portfolio	330	—
Net interest receivable/(payable) for intercompany allocations	39	36
Liabilities:
Deferred premium revenue	19,783	18,183
FP segment debt	199,739	244,379
Other liabilities:
FP segment derivatives	8,015	12,485
Fair-value adjustments for insured derivatives	49,128	—
Accrued interest on FP segment debt	2,276	2,141
Other liabilities	278	17
Exposure:
Gross par outstanding	18,234,174	17,034,356
XL(2)
Prepaid reinsurance	132,560	109,684
Reinsurance recoverable for unpaid losses	10,172	3,201
Investment in XLFA	39,000	54,016

Amounts Reported for Related Party Transactions
in the Consolidated Statements of Operations and Comprehensive Income

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Dexia(1)
Revenues:
Gross premiums earned	$23,314	$26,446	$29,533
Net interest income from FP segment	1,205	4,355	4,377
Net realized and unrealized gains (losses) from FP segment derivatives	(51,959)	42,619	(2,703)
Net realized and unrealized gains (losses) on insured derivatives	(64,527)	(989)	2
Expenses:
Net interest (income) expense from FP segment	(39,246)	42,301	9,251
Other operating expenses	750	358	536
XL(2)
Ceded premiums	39,828	46,069	31,606
Dividends paid	—	—	16,309
Dividends received from XLFA	3,465	4,518	8,926

(1)
Represents business with affiliates of Dexia.

(2)
The Company ceded business to XL Insurance (Bermuda) Ltd. ("XLI"), which owned an interest in FSA International prior to October 2005 and XLFA. The Company maintains an investment in XLFA, which was an indirect subsidiary of XL prior to 2007.

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

  •
  For the bonds in the General Investment Portfolio and the FP Segment Investment Portfolio, the carrying amount represents fair value. The fair value is generally based on prices obtained from an independent pricing service. If quoted market prices are not available, the independent pricing service bases its valuation on pricing models that use as inputs: dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. In the case of the Company's equity investment in XLFA, fair value is based on redemption value. See Note 2 for more discussion.

  •
  For short-term investments in the General Investment Portfolio and the FP Segment Investment Portfolio, which are those investments with a maturity of less than one year at time of purchase, the carrying amount is fair value. Changes in fair value of short-term investments are due to changes in foreign exchange rates.

  •
  For assets acquired under refinancing transactions, each asset's fair value is either the present value of expected cash flows or a quoted market price as of the reporting date.

  •
  For cash, the carrying amount is the same as a fair value.

  •
  Other assets include the receivable for securities sold and derivatives. Other liabilities and minority interest include the payable for securities purchased and derivatives. For receivable for securities sold and payable for securities purchased, the carrying amount is cost, which approximates fair value because of the short maturity. For fair-value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates (see Note 2).

  •
  For deferred premium revenue, the fair value is based on the estimated cost of entering into a cession of the outstanding insured portfolio with third-party reinsurers under current market conditions.

  •
  For prepaid reinsurance premiums, the fair value is based on estimated proceeds of entering into an assumption of the entire portfolio with third-party reinsurers under current market conditions.

  •
  For notes payable, the carrying amount represents the principal amount due at maturity. The fair value is based on the quoted market price or other third party sources.

  •
  For installment premiums, consistent with industry practice, there is no carrying amount. Similar to the treatment of deferred premium revenue, the fair value of installment premiums is the estimated cost to cede the portfolio to third-party reinsurers under current market conditions.

  •
  For FP segment debt, the fair value is the present value of the expected cash flows as of the reporting date.

  •
  For losses and loss adjustment expenses, net of reinsurance recoverable on unpaid losses, the carrying amount is equal to the present value of the expected cash flows for specifically identified claims plus statistical losses representing the inherent losses in the Company's insured portfolio. Management believes the carrying amount is a reasonable proxy for fair value.

        The table below shows the carrying amount and fair value of the Company's financial instruments:

Fair Value of Financial Instruments

	As of December 31, 2007		As of December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Bonds in general investment portfolio	$5,054,664	$5,054,664	$4,721,512	$4,721,512
Equity securities	39,869	39,869	54,325	54,325
Short-term investments in general investment portfolio	97,366	97,366	96,578	96,578
Bonds in FP Segment Investment Portfolio	16,936,058	16,936,058	16,757,979	16,757,979
Short-term investments in FP Segment Investment Portfolio	1,927,347	1,927,347	659,704	659,704
Trading portfolio	349,822	349,822	119,424	119,424
Assets acquired in refinancing transactions	229,264	231,801	337,872	333,389
Cash	26,551	26,551	32,471	32,471
Prepaid reinsurance premiums	1,126,624	966,390	1,004,987	850,902
Reinsurance recoverable on unpaid losses	76,478	76,478	37,342	37,342
Other assets	1,606,774	1,606,774	1,611,216	1,611,216
Liabilities:
Deferred premium revenue	2,914,878	2,558,594	2,653,321	2,300,428
Losses and loss adjustment expense reserve	274,556	274,556	228,122	228,122
FP segment debt	21,400,207	21,482,336	18,349,665	19,155,018
Notes payable	730,000	551,820	730,000	726,117
Other liabilities and minority interest	1,333,402	1,333,402	792,121	792,121
Off-balance-sheet instruments:
Installment premiums	—	635,051	—	450,215

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

        Consolidated statutory net income was $312.9 million for 2007, $339.6 million for 2006 and $293.0 million for 2005. Statutory surplus totaled $1,608.8 million for 2007 and $1,543.1 million for 2006. Statutory contingency reserves totaled $1,094.3 million for 2007 and $1,011.0 million for 2006.

24.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2007
REVENUES
Net premiums written	$100,200	$111,715	$160,840	$187,721	$560,476
Net premiums earned	99,012	106,021	99,446	116,077	420,556
Net investment income from general investment portfolio	57,709	58,117	60,472	60,361	236,659
Net interest income from financial products segment(1)	250,791	260,810	288,389	279,587	1,079,577
Net realized and unrealized gains (losses) on derivative instruments	18,371	(44,534)	(337,641)	(216,004)	(579,808)
EXPENSES
Losses and loss adjustment expenses	4,390	4,678	10,060	12,439	31,567
Amortization of deferred acquisition costs	15,951	18,055	13,583	15,853	63,442
Net interest expense from financial products segment	241,683	248,441	260,014	239,108	989,246
Other operating expenses	30,262	38,760	33,474	39,594	142,090
Income (loss) before income taxes and minority interest	113,455	75,622	(211,062)	(159,883)	(181,868)
Net income (loss)	85,196	62,827	(121,809)	(91,868)	(65,654)
2006
REVENUES
Net premiums written	88,732	150,996	125,655	161,794	527,177
Net premiums earned	94,496	98,461	91,755	103,997	388,709
Net investment income from general investment portfolio	53,046	53,254	55,403	57,147	218,850
Net interest income from financial products segment(1)	176,289	207,522	226,713	247,673	858,197
Net realized and unrealized gains (losses) on derivative instruments	57,825	74,759	(30,201)	60,819	163,202
EXPENSES
Losses and loss adjustment expenses	3,285	7,899	5,159	6,960	23,303
Policy acquisition costs	16,210	14,421	14,103	18,278	63,012
Net interest expense from financial products segment	155,660	180,983	203,811	228,285	768,739
Other operating expenses	31,304	19,967	27,842	45,509	124,622
Income before income taxes and minority interest	146,464	131,525	121,293	123,546	522,828
Net income	130,205	109,720	91,479	92,750	424,154

(1)
Amounts revised from those reported in Form 10-Q for March 31, June 30 and September 30, 2007 to reflect a reclassification of fair-value adjustments on trading portfolio assets to other income.

        Net loss reported in the fourth quarter of 2007 was primarily due to negative fair-value adjustments related to insured CDS.

25.    EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	As of December 31, 2007
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Investment Portfolio(2)
	(dollars in millions)
Assured Guaranty Re Ltd	$1,094	$30,729	$26.0	$213.3
Radian Asset Assurance Inc.	101	26,099	3.6	305.4
RAM Reinsurance Co. Ltd.	—	13,086	—	—
BluePoint Re, Limited	—	8,393	—	—
XL Capital Assurance Inc. and XL Financial Assurance Ltd.	1,503	8,277	33.2	413.9
CIFG Assurance North America Inc.	201	2,105	5.5	183.4
Ambac Assurance Corporation	3,437	1,304	507.4	943.5
Financial Guaranty Insurance Company	2,414	1,144	345.9	480.7
ACA Financial Guaranty Corporation	26	1,103	—	—
MBIA Insurance Corporation	3,741	—	478.7	861.1

Total	$12,517	$92,240	$1,400.3	$3,401.3

Total portfolio	$406,457	$137,734	$5,027.9	$19,471.0
% of total portfolio	3%	67%	28%	17%

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding.

(2)
Based on amortized cost.

Exposures to Monolines
and Ratings of Underlying Risks

	Insured Portfolios		Investment Portfolios
	As of December 31, 2007
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Investment Portfolio
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(2)	$1,094	$30,729	$26.0	$213.3
Triple-A	23%	10%	8%	22%
Double-A	10	38	—	7
Single-A	67	34	84	71
Triple-B	—	16	8	—
Below Investment Grade	—	2	—	—
Radian Asset Assurance Inc.
Exposure(2)	$101	$26,099	$3.6	$305.4
Triple-A	6%	10%	—%	—%
Double-A	—	41	88	—
Single-A	11	38	—	—
Triple-B	54	11	12	—
Below Investment Grade	29	—	—	100
RAM Reinsurance Co. Ltd.(4)
Exposure(2)	$—	$13,086	$—	$—
Triple-A	—%	17%	—%	—%
Double-A	—	39	—	—
Single-A	—	30	—	—
Triple-B	—	13	—	—
Below Investment Grade	—	1	—	—
BluePoint Re, Limited(4)
Exposure(2)	$—	$8,393	$—	$—
Triple-A	—%	13%	—%	—%
Double-A	—	41	—	—
Single-A	—	30	—	—
Triple-B	—	16	—	—
Below Investment Grade	—	—	—	—
XL Capital Assurance Inc. and XL Financial Assurance Ltd.(3)(4)
Exposure(2)	$1,503	$8,277	$33.2	$413.9
Triple-A	22%	12%	—%	2%
Double-A	7	18	—	—
Single-A	35	30	96	12
Triple-B	36	38	—	59
Below Investment Grade	—	2	—	27
Not Rated	—	—	4	—
CIFG Assurance North America Inc.(4)
Exposure(2)	$201	$2,105	$5.5	$183.4
Triple-A	—%	2%	—%	24%
Double-A	2	28	—	14
Single-A	—	39	100	17
Triple-B	98	31	—	—
Below Investment Grade	—	—	—	45
Ambac Assurance Corporation(4)
Exposure(2)	$3,437	$1,304	$507.4	$943.5
Triple-A	22%	—%	—%	16%
Double-A	43	8	33	6
Single-A	31	30	62	34
Triple-B	4	62	2	38
Below Investment Grade	—	—	3	6
Financial Guaranty Insurance Company(4)
Exposure(2)	$2,414	$1,144	$345.9	$480.7
Triple-A	—%	—%	—%	—%
Double-A	21	22	39	1
Single-A	59	43	58	32
Triple-B	20	35	3	64
Below Investment Grade	—	—	—	3

Exposures to Monolines
and Ratings of Underlying Risks (Continued)

	Insured Portfolios		Investment Portfolios
	As of December 31, 2007
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Investment Portfolio
	(dollars in millions)
ACA Financial Guaranty Corporation
Exposure(2)	$26	$1,103	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	63	61	—	—
Single-A	5	38	—	—
Triple-B	26	1	—	—
Below Investment Grade	6	—	—	—
MBIA Insurance Corporation
Exposure(2)	$3,741	$—	$478.7	$861.1
Triple-A	7%	—%	—%	—%
Double-A	54	—	32	23
Single-A	4	—	58	20
Triple-B	35	—	7	40
Below Investment Grade	—	—	3	17

(1)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(2)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

(3)
Excludes $39 million in redeemable preferred shares of XLFA, which are not rated.

(4)
Subsequent to December 31, 2007, ratings were downgraded or outlooks were revised downward by one or more rating agencies.

26.    SUBSEQUENT EVENTS

        In February 2008, Dexia contributed $500 million of additional capital to the Company to provide additional capacity to insure new financial guaranty business.

        On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the SEC's investigation concerning the bidding of municipal GICs. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company understands that it will have an opportunity to respond to the Wells Notice and to discuss the matter with the staff before any recommendation is made to the Commission.

        In March 2008, two purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives. The suits name as plaintiffs various named and unnamed states and municipalities and name as defendants a large number of major financial institutions, including the Company and FSA. The lawsuits make reference to the ongoing investigations by the DOJ Antitrust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006.

        The Company has also received various regulatory inquiries and requests for information. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General related to antitrust concerns associated with the municipal rating scales employed by Moody's and a proposal by Moody's to assign corporate equivalent ratings to municipal obligations.

        Subsequent to December 31, 2007, credit spreads have widened significantly with respect to the Company's insured derivative portfolio and FP Investment Portfolio. Unless market conditions improve, management expects to record material negative fair-value adjustments relating to its insured derivative portfolio and its FP Investment Portfolio in the first quarter of 2008.

        In the first two months of 2008, management observed continuing deterioration in the U.S. residential mortgage market. Unless conditions improve, management may need to allocate additional amounts from its non-specific loss reserve to its case reserves, or add to its non-specific reserve, to cover the projected performance of HELOCs or Alt-A closed-end second lien mortgages ("CES").

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in accountants, or any disagreements with accountants on accounting and financial disclosure within the two years in the period ended December 31, 2007.

Item 9AT.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the chief executive officer and chief financial officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation in relation to the criteria established in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

        On September 8, 2007, the Company's shareholders appointed twelve directors to serve until the later of the Company's next annual meeting of shareholders or until their successors have been duly elected and qualified. Information about the directors as of December 31, 2007 is set forth below and in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers."

Robert P. Cochran Age 58	Chairman of the Board of Directors of the Company since November 1997, and Chief Executive Officer and a Director of the Company since August 1990. Mr. Cochran served as President of the Company and FSA from August 1990 until November 1997. He has been Chief Executive Officer of FSA since August 1990, Chairman of FSA since July 1994, and a director of FSA since July 1988. Prior to joining the Company in 1985, Mr. Cochran was Managing Partner of the Washington, D.C. office of the Kutak Rock law firm. Mr. Cochran is a Director of White Mountains Insurance Group, Ltd.
Michèle Colin Age 53
Director of the Company since February 2007. In January 2006, Ms. Colin became the Head of Risk Management of Dexia Crédit Local. Ms. Colin was previously the Dexia Crédit Local Compliance Officer from September 2005 to September 2006. Ms. Colin joined Dexia Crédit Local in 1997 as Deputy Head of the Credit Risk Management Department, becoming the Deputy Head of Human Resources in 2001. Prior to joining Dexia, she served as a civil servant as Deputy Head of the Financing and Planning Department of the City of Paris. Ms. Colin is a member of the Executive Committee of Dexia Crédit Local.
Bruno Deletré Age 46
Director of the Company since September 2001. In January 2007, Mr. Deletré became a member of the Management Board of Dexia. In January 2006, he became an Executive Vice President and member of the Executive Committee of Dexia in charge of Public and Project Finance and Credit Enhancement. Mr. Deletré was a member of the Executive Board of Dexia Crédit Local from 2001 through January 2006 and Managing Director from December 2003. Prior to that time, he held various positions in the French Ministry of Finance—Treasury, and served as Advisor to the French Minister of Economy and Finance from 1995 to 1997. Mr. Deletré is a member of the Board of Directors of several banking subsidiaries of Dexia Crédit Local.

Robert N. Downey Age 72
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
John W. Everets Age 61
Director of the Company since May 2007. Mr. Everets has been Chairman of Yorkshire Capital LLC since 2006. From 1993 through January 2006, Mr. Everets was chairman and chief executive officer of HPSC Inc., the largest independent provider of financing for medical equipment in the United States, which was acquired by General Electric in 2004. Prior to joining HPSC, from 1990 through 1993 he was Chairman of T.O. Richardson, an asset management company. Mr. Everets was an executive vice president and a director of Advest, Inc., a regional retail brokerage firm, from 1977 through 1990. From 1988 to 1992 Mr. Everets served as vice chairman of the State of Connecticut Development Authority. Mr. Everets is a member of the board of directors of the Eastern Company and MicroFinancial Inc.
Jacques Guerber Age 58
Director of the Company since September 2002. Mr. Guerber has been a Director of Dexia Crédit Local, Dexia Banque Belgique S.A. and Dexia Banque Internationale à Luxembourg since January 2007 and a Director of Dexia since May 2007. In January 2006, Mr. Guerber became Vice Chairman of the Management Board of Dexia. He has been a Director of Credit du Nord since February 2000, and Chairman of the Supervisory Board of Dexia Municipal Agency since August 1999. Mr. Guerber was a Member of the Supervisory Board of Financiere Centuria from 2002 through October 2007, Chairman of the Executive Board of Dexia Crédit Local from 2000 through January 2006, and a member of the Executive Committee of Dexia from December 1999 to January 2006. Prior to then he was Senior Executive Vice President of Crédit Local de France (subsequently known as Dexia Crédit Local) from 1996 and a member of that company's Management Board from 1988. Earlier, he held management positions in the Local Development Division of Caisse des Dépôts et Consignations.

Rembert von Lowis Age 54
Director of the Company since July 2000. Mr. von Lowis has been a Member of the Management Board of Dexia since October 1996 and of the Management Board of Dexia Credit Local since January 2006. He became Senior Executive Vice President of Crédit Local de France in 1993. Mr. von Lowis joined Crédit Local de France as Chief Financial Officer and a Member of its Executive Board in 1988. Earlier, he held management positions in the Local Development Division in Caisse des Dépôts et Consignations and the Local Authorities Department of the French Ministry of Interior.
Séan W. McCarthy Age 48
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
Axel Miller Age 43
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

James H. Ozanne Age 64
Director of the Company since September 2004. Mr. Ozanne previously served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owned a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains ("Source One"), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation ("USWCC") from September 1989 until December 1993, when the company was sold to Nations Bank. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently a director of Distributed Energy Services Corp. and RSC Holdings Inc., a construction equipment rental company. He was Chairman of PECO Pallet, a privately owned grocery pallet rental company, from 2000 to 2006.
Roger K. Taylor Age 56
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

Xavier de Walque Age 43
Director of the Company since May 2006. In 2006, Mr. de Walque became a member of the Management Board of Dexia S.A. From 2004 to 2006, he was chief financial officer and a member of the management board of Dexia Bank Belgium. Mr. de Walque joined Dexia S.A. in 2001 as Head of Mergers and Acquisitions; from 2003 to 2004 he was Deputy Chief Financial Officer. Prior to then he was responsible for Corporate Finance at Compagnie Benelux Paribas ("Cobepa") from 1991 to 2001, serving on the Management Board of Cobepa from 1997 and as head of Belgian Corporate Finance at BNP Paribas from 1999. Mr. de Walque was an advisor in the cabinet of the Deputy Prime Minister and the Budget Ministry of Belgium between 1988 and 1990. Xavier de Walque is chairman of the Board of Directors and a member of the audit committee of Dexia Insurance Belgium and a member of the Board of Directors of Omroepgebouw Flagey NV.

Executive Officers of the Company

        In addition to Messrs. Cochran and McCarthy (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers consist of the members of the Executive Management Committee.

Name	Age	Position
Russell B. Brewer II	52	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA
Bruce E. Stern	54	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA
Joseph W. Simon	49	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA

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

        Mr. Simon has been a Managing Director and the Chief Financial Officer of the Company and FSA since September 2002, having joined the Company in such capacity in April 2002. Prior to joining the Company, Mr. Simon was Chief Financial Officer of Intralinks, a technology company serving the financial markets. From 1993 to 1999, he was a senior financial officer, last serving as the Chief Financial Officer, of Cantor Fitzgerald. From 1986 to 1993 he was a senior member of Morgan Stanley's controller department. Mr. Simon, a certified public accountant, began his professional career at Price Waterhouse in 1983.

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2007, the Audit Committee consisted of Mr. Ozanne (Chairman), Mr. Taylor and George Wyper. In May 2007, Mr. Everets was elected to the Audit Committee and in September 2007 Mr. Wyper resigned from the Board of Directors and ceased to be a member of the Committee.

        All members of the Audit Committee are independent within the meaning of Rule 10A-3(b)(1) of the Exchange Act. Because the Company has only debt securities listed on the NYSE, it is not subject to the additional independence standards for directors imposed by the NYSE.

        The Board of Directors of the Company has determined that Audit Committee members James H. Ozanne and John W. Everets are audit committee financial experts as defined by item 407(d)(5) of Regulation S-K of the Exchange Act.

Code of Ethics

        The Company has adopted a code of ethics for directors, officers (including the Company's principal executive officer, principal financial officer, and principal accounting officer and controller) and employees, known as the Code of Conduct. The Company has posted its Code of Conduct on its Internet website, www.fsa.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, provisions of its code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer and controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K of the Exchange Act, by posting such information on its website, www.fsa.com.

Nomination of Directors

        Holders of the Company's registered debt securities are not entitled to recommend nominees to the Company's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Exchange Act requires periodic reporting by beneficial owners of more than 10% of any equity security registered under Section 12 of the Exchange Act and directors and executive officers of issuers of such equity securities. Upon its merger with a subsidiary of Dexia in July 2000, the Company's common stock ceased to be registered under Section 12 of the Exchange Act or listed on the NYSE. Consequently, the reporting obligations of Section 16 of the Exchange Act do not apply.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The Company's compensation program has been designed to attract, motivate and retain employees while, at the same time, aligning the interests of the Company's employees with those of the Company's shareholders. The Company's compensation program was established in substantially its current form in 1994, in connection with the initial public offering by the Company. When the Company was acquired by Dexia in 2000, the acquisition documents expressly provided for continuation of the Company's existing compensation program through 2004, with specified changes to the compensation program to reflect the fact that the Company's shares were no longer publicly traded. In 2004, the Human Resources Committee (the "HR Committee") of the Board of Directors of the Company reviewed the Company's compensation program with the advice of the HR Committee's independent compensation consultants, Hewitt Associates, and on the basis of that advice determined to continue the Company's compensation program with only minor changes, concluding that the existing program was successful in achieving its intended purposes.

  Compensation Philosophy

        The objectives underlying the Company's compensation program include the following:

  •
  The Company seeks to attract and retain quality employees at all levels of the organization. To this end, the HR Committee has maintained a general target of compensating the Company's employees within the 75th percentile of overall compensation provided by the Company's industry peers.

  •
  The Company seeks to align the interests of employees with those of the Company's parent and, specifically, to motivate employees to grow the value and earnings of the Company. To this end, the Company employs measures of value and earnings generation in determining annual and longer term compensation.

  •
  The Company seeks to have its employees take a long term view of the Company's business and the risks that the Company underwrites. To this end, higher ranking employees of the Company receive a high percentage of their overall compensation in the form of incentive compensation that pays out based upon the Company's performance over three to four year periods.

  Measures of Value Creation Underlying the Company's Compensation Program

        The Company measures its overall success on the basis of a number of factors, including growth in adjusted book value ("ABV") per share and growth in book value per share (adjusted as described below). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" for a discussion of these measures. ABV and book value growth are measures of value creation. ABV growth emphasizes new business production, since it captures the present value of insurance premiums and financial products net interest margin originated during a specified period. Book value growth emphasizes operating earnings, can be considerably more volatile than ABV growth, and will, for example, be more influenced by negative events such as increases in loss reserves. In applying these measures for compensation purposes, certain aspects of GAAP are eliminated that, in the view of management and the Board of Directors, distort the Company's economic results, most notably the impact of (i) marking to market investment grade FSA-insured credit default swaps under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), (ii) not applying hedge accounting treatment for economic hedges under SFAS 133 and (iii) unrealized gains and losses on investments. The Growth in ABV and book value are applied on a per share basis. In order to incentivize management to return capital to the Company's shareholders to the extent such capital is not being deployed, the calculation of the rate of growth per share is adjusted to offset the effects of dividends and capital contributions, which do not affect the number of shares outstanding.

  Components of Compensation Provided by the Company

        The Company's compensation program includes the following basic elements (described in more detail below): (i) salary; (ii) cash bonus; (iii) equity compensation in the form of performance share units under the Corporation's 2004 Equity Compensation Plan (the "2004 Equity Plan"); (iv) health and other customary benefit plans; and (v) optional participation in Employee Share Plans sponsored by Dexia. In addition, the Company has employment agreements with its two most senior executive officers. The Company's compensation program is designed, in part, upon the "Wall Street" model. For the more highly compensated employees within the Company, equity compensation represents the largest component of compensation, followed by cash bonus and salary.

  Salaries

        Employee salaries are generally established on the basis of competitive market standards, and are thereafter generally changed to reflect cost of living adjustments and changes in responsibility.

  Cash Bonuses

        Cash bonuses are paid on an annual basis out of a bonus pool (the "Bonus Pool") determined pursuant to a guideline formula intended to provide employees with a percentage of the growth in value in the Company during the preceding calendar year. In establishing this guideline, the HR Committee recognized that non-distributed Bonus Pool amounts from prior years may to a limited extent be accumulated and memorialized in future years for purposes of supplementing the guideline Bonus Pool for future years. The Committee also recognized that adjustments to the Bonus Pool guideline may be recommended by management, subject to approval of the HR Committee, to reflect changes in circumstances. Notwithstanding the Bonus Pool guideline, bonuses remain within the discretion of the HR Committee, except insofar as otherwise provided in the Company's employment agreements. Specifically, aggregate bonuses in any year may be more or less than the guideline Bonus Pool for that year, and individual employee bonuses are not directly tied to the guideline Bonus Pool, except insofar as provided in the Company's employment agreements.

        The current Bonus Pool Guideline provides for an annual Bonus Pool equal to a predetermined percentage (the "Specified Percentage") of the increase in ABV of the Company during the applicable year (as derived from the Company's IFRS financial statements), excluding unrealized gains and losses on investments, net of tax, and excluding the mark-to-market, net of tax, of investment grade credit derivatives, but including a transaction return on equity ("Transaction ROE") modifier described below. ABV growth is considered by management and the HR Committee as a proxy for value creation. For the 2004 Bonus Pool, the HR Committee set the Specified Percentage at 11.25%. The increase in ABV during the applicable year is equal to (a) the percentage growth in ABV per share during such year, with credit given for dividends paid, multiplied by (b) ABV as of the beginning of such year.

        The HR Committee retained the right to evaluate the Bonus Pool formula annually; however, the intent was to maintain the Bonus Pool formula as long as practicable to promote stability. Since 2004, the Specified Percentage has remained unchanged. In February 2008, the HR Committee reduced the Specified Percentage to 9.5%, since the Company's larger than anticipated ABV growth in recent years had been disproportionate with the growth in employees and their compensation requirements. The revised Specified Percentage would have generated a 2007 guideline bonus pool approximately equal to the bonus pool actually distributed in 2008 in respect of 2007.

        The Transaction ROE modifier adjusts downward the percentage growth in ABV per share if the Transaction ROE achieved in the aggregate for all transactions insured during the applicable year (the

"Actual Average Transaction ROE") is less than the "Target Transaction ROE," with a maximum adjustment of 2%. The Actual Average Transaction ROE is a measure of the return on equity expected from transactions insured and GICs written by the Company during a specified period, based upon the Company's internal proprietary capital model. The "Target Transaction ROE" equals the after-tax book yield on the Company's investment portfolio (excluding the investment portfolios for financial products, variable interest entities and refinanced transactions) (determined as of the December 31 immediately preceding the compensation year) plus 9%, with a maximum Target Transaction ROE of 15%. In the event that the Actual Average Transaction ROE is less than the Target Transaction ROE for any year, then percentage growth in ABV per share for such year is reduced by an amount equal to 1/2 the excess of the Target Transaction ROE (expressed as a percentage) over the Actual Average Transaction ROE (expressed as a percentage), subject to a maximum reduction of 2%. The Transaction ROE modifier was intended to motivate management to use the Company's capital prudently in building ABV per share. The HR Committee concluded that 9% over the Company's insurance company investment portfolio yield represented a reasonable target for aggregate transaction returns under the Company's internal capital model based upon the historical performance of the Company and its industry peers.

        Amounts of the Bonus Pool in respect of any year, determined as provided above, that are not distributed to employees for that year are credited, but not accrued for accounting purposes, to a "Rainy Day Fund" that will be available in subsequent years to fund bonus payments to employees in excess of the Bonus Pool determined as provided above, provided that the Rainy Day Fund may not exceed an amount equal to $25.0 million, adjusted to reflect increases in the Consumer Price Index from and after January 1, 2005. The Rainy Day Fund concept was employed to allow management to "save" Bonus Pool allocations for future years when the formula dictates a reduced Bonus Pool although staff retention and other considerations might support larger bonuses than the formula would dictate. At December 31, 2007, the Rainy Day Fund balance was approximately $27.7 million. Neither the Rainy Day Fund nor the guideline Bonus Pool, however, provides any entitlement to employees, since the HR Committee retains full discretion to award or decline to award bonuses, subject, in the case of the Chief Executive Officer and the President, to provisions of their employment agreements with the Company. To date, the Rainy Day Fund has not been used to supplement the guideline Bonus Pool for any year.

        In January 2006, the HR Committee decided that determinations under the Bonus Pool Guideline would be made in accordance with IFRS rather than GAAP, subject to the HR Committee's obligation to make adjustments to reflect a change in, or a change in the interpretation or application by the Company of, such accounting principles to preserve the value of the Bonus Pool consistent with the intent that such value should reflect true economic financial performance of the Company, with any such adjustment determined by the HR Committee (or, if any director shall object to any such adjustment, by the Board of Directors of the Company). IFRS was chosen in order to better align the interests of employees with the interests of the Company's principal shareholder (Dexia), whose accounts are maintained under IFRS.

        Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Section 404") provides that if the Company must prepare an accounting restatement due to the Company's material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, the principal executive and financial officers must reimburse the Company for any bonus or other incentive-based or equity-based compensation received from the Company during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying the financial reporting requirement, and any profits realized from the sale of securities of the Company during that 12-month period. The Company does not have any other express policy regarding the adjustment or recovery of bonuses if the relevant Company performance measures upon which the guideline Bonus Pool is based are restated or otherwise adjusted following the bonus payment date in a manner that would reduce the size of the guideline Bonus Pool.

  Performance Share Units

        The 2004 Equity Plan provides for awards of performance share units, which represent awards of both performance shares and shares of Dexia restricted stock. The Company has employed performance shares as its principal form of equity compensation since implementation by the Company of its 1993 Equity Participation Plan (the "1993 Equity Plan") in connection with its 1994 initial public offering. In 2004, the Company adopted the 2004 Equity Plan to replace the 1993 Equity Plan and ceased making further awards under the 1993 Equity Plan. The 2004 Equity Plan adds Dexia restricted stock as a component of equity awards in order to further align the interests of the Company's employees with its parent, and to give Company employees a greater sense of membership in the Dexia group. The 2004 Equity Plan also provides that book value measurements employed in valuing performance shares are determined in accordance with IFRS, whereas valuations under the 1993 Equity Plan are in accordance with GAAP. Again, IFRS was chosen in order to better align the interests of employees with the interests of the Company's parent, whose accounts are maintained under IFRS.

        Performance share units awarded under the 2004 Equity Plan are comprised 90% of performance shares and 10% of Dexia restricted stock. Specifically, in order to determine the number of shares of Dexia restricted stock allocable to an award of performance shares units, the recipient receives the number of Dexia shares that can be purchased (at a purchase price per share historically equal to the average cost in dollars paid by the Company to acquire such shares) with the proceeds of 10% of the units, with each unit given the value of one outstanding share of the Company's common stock valued as of the preceding year-end as described below with respect to performance shares. Historically, performance share units have been awarded to Company employees no more frequently than once per calendar year.

        Performance Shares.    Performance shares are designed to provide recipients with an interest in the growth in value of the Company's shares during specified performance cycles. Performance shares have generally been awarded on the basis of two sequential three-year performance cycles, with 1/3 of each award allocated to the first cycle and 2/3 of each award allocated to the second cycle. For example, an award of 300 performance shares made in 2008 represents 100 performance shares allocated to the 2008/2009/2010 performance cycle and 200 performance shares allocated to the 2009/2010/2011 performance cycle. The length of the cycles are intended to provide employees with a "longer term" view of the Company's financial performance and to provide the Company with retentive value insofar as employees generally forfeit performance share awards should they voluntarily terminate employment with the Company prior to the completion of the related performance cycle.

        Each performance share represents a right to receive up to two shares of the Company's common stock (or the cash value thereof), with the actual number of common shares receivable determined on the basis of the increase in ABV and book value per share over a specified performance cycle. The performance shares were designed to provide less compensation to participants than stock options if the Company performs poorly and more compensation to participants if the Company performs well. In particular, the performance shares were designed to have no value if the Company fails to generate growth in "value" per share in excess of 7%, which at the time of initial program implementation was a proxy for the risk-free yield on treasury securities. The actual dollar value received by a holder of performance shares, in general, varies in accordance with the annualized rate of ABV growth and book value growth per share (the "Internal Rate of Return" or "IRR") of the Company's common stock during an applicable "performance cycle" and the value of common stock at the time of payout of such performance shares.

        For purposes of the foregoing, ABV per share and book value per share are adjusted to exclude the after-tax change in accumulated "other comprehensive income" and any mark-to-market adjustments on investment grade CDS and economic interest rate hedges. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company's investment portfolio. Specifically,

  •
  if the IRR is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle;

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

        So long as the Company's common stock is not publicly traded, the Company expects to pay its performance shares in cash rather than stock, with shares under the 1993 Equity Plan and the 2004 Equity Plan valued at the greater of:

  (1)
  the average of (a) 1.15 times ABV per share and (b) 14 times "operating earnings" per share (each such term as defined in the respective Equity Plans) and

  (2)
  0.85 times ABV per share.

        The 1.15 times ABV and 14 times operating earnings multiples were based upon the multiples of ABV and operating earnings prevailing in the marketplace for the Company's industry peers when Dexia acquired the Company in 2000, representing a discount to the multiples (1.4676 times ABV and 17 times operating earnings) paid by Dexia when it acquired the Company in 2000. The 0.85 ABV floor in share value was intended to reflect a minimum value for shares in the face of an adverse earnings environment. At December 31, 2007, the estimated present value of one performance share at a 100% payout was $141.50 per share under the 1993 Equity Plan and $156.99 per share under the 2004 Equity Plan. The difference in share value relates primarily to the exclusion of "other comprehensive income" from the ABV definition under the 2004 Equity Plan.

        In the case of performance shares awarded under the 1993 Equity Plan, holders of performance shares were entitled at the time of grant to elect to have their performance shares valued at the time of payout either including or excluding unrealized gains and losses in the Company's investment portfolio. Performance shares awarded under the 1993 Equity Plan with performance cycles ending in 2007 that included investment portfolio unrealized gains and losses had no value primarily due to unrealized losses in the Company's financial products investment portfolio. Given the magnitude of the impact, the HR Committee determined to revalue the financial products investment portfolio at year-end 2008 and allow for payments under such performance shares to the extent that their value had been restored employing such revaluation. None of the Company's five most highly compensated executive officers will be impacted by this revaluation, since none of such officers held performance shares for such cycle that included investment portfolio unrealized gains and losses. In the case of performance shares awarded under the 2004 Equity Plan, performance shares exclude unrealized gains and losses in the Company's investment portfolio. This modification was made because unrealized gains and losses in the Company's investment portfolio are only influenced by a few Company employees.

        Performance shares awarded under the 1993 Equity Plan entitle the holder to additional performance shares equal in number to the number of shares of the Company's common stock having a value equal to any dividends paid on the Company's common stock during the applicable performance cycle.

        Except as otherwise provided in the employment agreements described below, performance shares (i) are generally forfeited in the event of a voluntary termination of employment prior to completion of the performance cycle; (ii) vest pro-rata in the event of termination without cause or retirement (generally at age 55 plus five years of service); and (iii) vest fully in the event of death, disability or, in the case of awards under the 1993 Equity Plan, absent a continuation of the Equity Plan by the Board of Directors of the Company, a change in control.

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

        Dexia Restricted Stock.    Shares of Dexia restricted stock awarded under the 2004 Equity Plan represent ordinary shares of Dexia, including the right to receive dividends thereon. Dexia restricted stock associated with a performance share unit award is allocated (i) 1/3 to a 2.5-year vesting period and 3-year restricted period and (ii) 2/3 to a 3.5-year vesting period and 4-year restricted period. Except as otherwise provided in the employment agreements described below, unvested Dexia restricted stock (i) is generally forfeited in the event of a voluntary termination of employment prior to completion of the performance cycle; (ii) vests pro-rata in the event of termination without cause or eligibility for retirement (generally at age 55 plus five years of service); and (iii) vests in the event of death or disability. The restricted period (during which Dexia restricted stock may not be traded) lapses six months after vesting. Short sales of Dexia stock by any Company employee are prohibited as a matter of corporate policy, absent prior approval of the Company's Executive Management Committee.

  Benefit Plans and Programs

        Benefit plans and programs generally available at the Company for all full time U.S. resident employees are, for the most part, customary in nature, and include:

  •
  medical, prescription drug and dental plans;

  •
  a qualified defined contribution "money purchase pension plan" (the "Pension Plan") with an annual contribution by the Company equal to 9% of prior year salary and bonus, subject to a salary/bonus cap provided under the Internal Revenue Code;

  •
  a cash or deferred ("401(k)") plan, that does not include Company contributions, allowing pre-tax employee contributions up to limits provided under the Internal Revenue Code;

  •
  a flexible spending plan (the "Flex Plan") allowing employees to pay certain medical, dependent care, mass transit and parking expenses with pre-tax dollars;

  •
  a severance plan;

  •
  life insurance coverage (the "Life Insurance Program") in the amount of two times annual salary up to a limit of $500,000;

  •
  a program (the "Travel Incentive Program") under which employees share a portion of the savings from flying a lower class or less expensive flight pattern than allowed under the Company's travel policy or for using non-refundable tickets;

  •
  an optional retiree medical program under which Company retirees are entitled to participate in the Company's medical plan following retirement provided that they pay the full cost plus a 5% administrative fee to the Company;

  •
  $65 per month of "transit cheks" for commutation expenses (the "Transit Chek Program");

  •
  reimbursement of up to $400 per annum for health club expenses (the "Health Club Program");

  •
  a matching gift program for gifts to qualifying charities of up to $20,000 per annum in the aggregate (the "Matching Gift Program"); and

  •
  customary vacation, leave of absence, bereavement and similar policies.

        The Company also maintains "top hat" plans, which are unfunded and unsecured non-qualified plans restricted under the tax laws to a limited number of highly compensated employees, and consist of (i) supplemental executive retirement plans (each, a "SERP") under which the Company makes an annual contribution equal to 9% of prior year salary and bonus in excess of the money purchase plan salary/bonus cap (but disregarding salary/bonus in excess of $1.0 million) payable upon termination of employment unless deferred by the employee, with such contributed amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company and (ii) deferred compensation plans (each, a "DCP") under which participants are entitled to defer receipt (generally for a minimum deferral period of three years) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company. The Company maintains two SERPs and two DCPs due to tax law changes adopted in 2004 under Section 409A of the Internal Revenue Code with respect to "deferred compensation arrangements." The Company adopted a new SERP and new DCP in 2004 conforming with the new tax law requirements to receive all new contributions, while the pre-existing SERP and DCP were "grandfathered" under the pre-existing tax law but were closed to further contributions. As described in more detail below, the Company maintains a separate severance plan for members of its Executive Management Committee and has employment agreements providing severance arrangements for its two most senior executive officers.

        Different benefit plans and programs may apply to Company employees who are not United States residents.

  Dexia Employee Share Plans

        Company employees are entitled to participate in Employee Share Plans sponsored and funded by Dexia. Under the Dexia Employee Share Plans, Company employees are generally entitled to invest up to 25% of their prior year compensation (comprised primarily of salary, bonus and performance share payout for such year) in Dexia shares subject to a 5-year minimum investment period (with specified rights to withdraw funds in the event of termination of employment or special circumstances). The investment alternatives include (i) a "classic option" under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code, which was $24.04 for 2007); and (ii) leveraged options, under which employees may purchase Dexia shares at a 20% discount employing 90% leverage pursuant to which (a) the discount, dividends and a portion of any profits from the investment are allocated to the lender, and (b) the employee receives (i) a guaranteed return of the dollars invested and (ii) either (depending on which option the employee has elected) (A) a multiple (9.8 times for shares purchased in 2007) of the Dexia share appreciation over the initial non-discounted purchase price in euros over the five-year term (the "Standard Leveraged Option"); (B) a multiple (11.35 times for shares purchased in 2007) of the average monthly increase in Dexia share price over the initial non-discounted purchase price in euros over 52 months of the five-year term (the "Average Leveraged Option"); and (C) a multiple (5.15 times for shares purchased in 2007) of the sum of the annual gains in Dexia share price during each year of the 5-year term (the "Click Leveraged Option").

  Employment Agreements and Arrangements

        Each of Messrs. Cochran and McCarthy entered into four-year employment agreements with the Company effective with the July 2000 acquisition of the Company by Dexia. Upon expiration of these initial agreements, each of Messrs. Cochran and McCarthy entered into similar employment agreements with the Company effective July 5, 2004, which agreements were amended January 1, 2005 and February 14, 2008 to address provisions of Section 409A of the Internal Revenue Code applicable to severance and other deferred compensation arrangements. Each of the employment agreements generally guaranteed continuation of compensation and benefits through December 31, 2007, and provides for extensions of their initial term for two-year terms, subject to notice of termination from either party at least six months prior to the end of the expiring term. These agreements were automatically extended in accordance with their terms during 2007 and therefore expire on December 31, 2009, unless extended or terminated as provided above. At any point after the initial term has expired, Mr. Cochran may elect to become Non-Executive Chairman of the Company for the remainder of the term and any extensions.

        Under the agreements, compensation consists of:

  •
  base salary at the annual rate in effect immediately prior to the agreement, subject to increase at the Board's discretion;

  •
  annual bonus equal to a minimum percentage of a "bonus pool" determined pursuant to formulae from time to time determined by the HR Committee; and

  •
  annual awards of performance shares under the 1993 Equity Plan and the 2004 Equity Plan (together, the "Equity Plans"), having an estimated economic value at least equal to the employee's 2004 performance share award.

        Their employment agreements provide that Messrs. Cochran and McCarthy are entitled to receive an annual cash bonus equal to at least 5.0% and 4.0%, respectively, of the Company's annual bonus pool. The employment agreements provide that an additional 2.0% of the annual bonus pool will be allocated among those two executive officers as determined by the HR Committee.

        For a discussion of the terms of the employment agreements relating to payments to Messrs. Cochran and McCarthy at, following or in connection with any termination of employment with the Company, retirement or change in control of the Company, see "—Potential Payments Upon Termination of Employment, Retirement or Change-in-Control."

  Tax and Accounting Considerations Bearing on the Company's Compensation Program

        The Company designed performance shares so that the cost to the Company is fully expensed, based upon the principal that fully expensed compensation properly reflects the financial performance of the Company, while noting that such treatment puts the Company at a disadvantage in comparing its financial results to those of its industry peers that employ stock options or other equity compensation that is not fully expensed. The Company designed Dexia restricted stock awarded under the 2004 Equity Plan to qualify as equity (as opposed to liability) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123-R"). The Company is not subject to Section 162(m) of the Internal Revenue Code, which limits the deductibility of non-performance based compensation paid to executives of corporations having common equity securities required to be registered under Section 12 of the Exchange Act. The Company's various benefit programs described above are intended to comply with applicable tax requirements, including Section 409A of the Internal Revenue Code governing deferred compensation arrangements.

  The Company's 2007 Compensation Process

        The HR Committee determines the compensation of the Chief Executive Officer and the Chief Operating Officer and reviews and approves management's compensation recommendations for other employees of the Company. The Committee is comprised of Messrs. Downey (Chairman), Cochran, Deletré, Miller and Taylor. Mr. Cochran recuses himself from HR Committee deliberations concerning his own compensation.

        In 2007, the HR Committee engaged Johnson Associates, Inc. ("Johnson Associates"), independent compensation consultants, to review market compensation levels. Johnson Associates prepared a report reviewed by the HR Committee in November 2007. The report was intended as background prior to consideration of 2007 bonuses, 2008 salaries and 2008 performance share unit awards under the 2004 Equity Plan. At its November 2007 meeting, the HR Committee also reviewed management's estimate of (i) the 2007 Bonus Pool determined pursuant to the Bonus Pool guideline described above; (ii) the valuation of performance shares issued under the 1993 Equity Plan and 2004 Equity Plan to be paid out in the first quarter of 2008 related to performance cycles ending December 31, 2007; (iii) 2008 salaries; and (iv) 2008 performance share unit awards under the 2004 Equity Plan.

        The Company's Executive Management Committee (comprised of Messrs. Cochran, McCarthy, Brewer, Stern and Simon) serves as management's compensation committee. During the fourth quarter of 2007, managers within the Company prepared compensation recommendations of 2007 bonuses, 2008 salaries and 2008 performance share unit awards for employees under their supervision, in what management characterizes as a "bottom-up" compensation process, with initial compensation recommendations originating from lower levels of management. The compensation recommendations provided by managers took into account an estimated 2007 guideline Bonus Pool, which at the time indicated an increase in the guideline Bonus Pool compared with the prior year, counterbalanced by increased dollar compensation requirements for the Company's foreign employees attributable to the decline in the exchange rate for the U.S. dollar against the British pound sterling and the euro. The Executive Management Committee reviewed the managers' recommendations and, in turn, prepared compensation recommendations of 2007 bonuses, 2008 salaries and 2008 performance share unit awards for all Company employees other than members of the Executive Management Committee. These recommendations, along with a review prepared by management of the Company's performance in 2007, were reviewed by the HR Committee at its February 2008 meeting at which 2007 bonuses, 2008 salaries and 2008 performance share unit awards were approved.

        At its February 2008 meeting, the HR Committee was provided with (i) a 2007 financial guaranty industry profile prepared by management setting forth comparative financial performance data for the six largest financial guaranty insurers, (ii) the range of salary, bonus and performance share unit awards payable under the Company's employment agreements with the Chief Executive Officer and Chief Operating Officer and (iii) the Chief Executive Officer's recommendation of compensation for the other members of the Company's Executive Management Committee (the General Counsel, the Chief Risk Management Officer and the Chief Financial Officer). On the basis of the foregoing information and the compensation consultant's reports described below, the HR Committee approved 2007 bonuses, 2008 salaries and 2008 performance share unit awards for Executive Management Committee members.

  The Compensation Consultant's Reports

        At its November 2007 meeting, the HR Committee reviewed a "2007 Broad Competitive Market Update" provided by Johnson Associates (the "November Report"). The objective of the November Report was to provide the HR Committee a high level update to be followed by more detailed market compensation analysis and recommendations for consideration by the HR Committee at its February 2008 meeting at which actual compensation decisions were made. The November Report provided

(i) predicted 2007 market incentive changes, (ii) a discussion of the 2007 market compensation environment; and (iii) a summary of market outlook and projected actions with respect to (a) 2008 base salary budgets; (b) year-over-year incentive projections; (c) compensation funding vs. employee expectations; (d) equity utilization; (e) mix of pay (i.e. cash vs. equity); (f) form of equity awards; and (g) current value of historical awards. The November Report included, as background information, data setting forth (i) guarantor comparators indexed stock performance; (ii) financial guarantor change in Adjusted Book Value; and (iii) financial guarantor year-over-year earnings per share. The November Report concluded that:

  •
  2007 compensation was expected to be mixed across major financial service firms, but broad comparator groups (i.e. guarantors, rating agencies, relevant fixed income, credit, etc.) were expected to be flat;

  •
  little change was expected in equity awards for 2007, noting (i) that the Company's long-term incentive plan provides focus on growth in adjusted book value, a measure competitors are increasingly emphasizing (i.e. away from more traditional GAAP metrics) and (ii) an increasing focus on strategic growth initiatives; and

  •
  a modest increase in hiring was expected in 2008.

        The November Report included comparative compensation data for the top five named executive officers for eight corporations in the comparative group, as well as comparative data by function for the chief executive officer, general counsel and chief financial officer. The comparative group for stock performance was comprised of Ambac Financial Group Inc.; Assured Guaranty Ltd.; Everest Re Group, Ltd.; MBIA Inc.; MGIC Investment Corporation; PMI Group Inc.; Radian Group Inc.; and XL Capital Ltd. The comparator group for year-over-year earnings per share added Old Republic International Corporation, while the comparator group for adjusted book value growth added both Old Republic International Corporation and Security Capital Assurance Ltd. The scope of the comparative group was limited because data was not publicly available with respect to certain industry participants. The Company competes for talent with other financial guaranty insurers, as well as with investment banks and commercial banks that generally provide higher compensation but less job security than financial guaranty insurers.

        At its February 2008 meeting, the HR Committee reviewed a "2007 Competitive Market Analysis" prepared by Johnson Associates (the "February Report"). The objectives of the February Report were to provide more detailed market compensation analysis and recommendations than provided in the November Report with respect to an understanding of market positioning based on current base salary and proposed bonus and long-term awards and to update the analysis to reflect the material market developments during the interim period. The February Report noted:

  •
  financial services posted strong six to nine months business results, followed by significant decrease and, at the extreme, collapse in financial and stock performance at year-end;

  •
  due to the timing and mix of business, incentive funding was surprisingly strong;

  •
  for 2007, incentive funding for the Company's direct comparators was generally "flat" relative to 2006, with some variation; and

  •
  2008 was projected to be a very difficult year for both headcount and compensation, with across the board compensation declines expected.

        The February Report addressed (i) the Company's 2007 projected incentive spending vs. the market range, noting that the Company had not experienced the same negative financial impact as guarantor competitors and the broader market; and (ii) the Company's 2007 projected market position, noting that (a) total compensation fell between the 50th and 75th percentiles of estimated 2007 comparator market; (b) the Company's anticipated long-term performance share awards continue to comprise a significant portion of total compensation, with the mix of equity vs. cash compensation slightly higher than the market norm; and (c) overall market positioning of the Company's professionals did not change significantly from the previous year, with compensation adjustments for the Company's industry peers not expected to be as severe as their business results might have justified. The February Report included (i) graphs providing an analysis by business segment and title comparing the Company's projected 2007 compensation to broad market comparator projected 2007 compensation; (ii) a proxy analysis of compensation for the top five named executives, the chief financial officer and the general counsel; (iii) an illustration of benchmarking comparator firms; (iv) a description of the market pricing methodology employed; and (v) an analysis of market pricing for individual Company employees.

        At the February 2008 HR Committee meeting, Alan Johnson of Johnson Associates provided an oral report to supplement the February Report. Mr. Johnson reported on the current compensation environment, including a discussion of (i) better than warranted compensation packages paid by the Company's industry peers, with compensation levels in most cases similar to prior year levels in an effort to stabilize the companies; (ii) expectations that 2008 compensation levels at the Company's industry peers will be lower than 2007 levels; (iii) overall flat 2007 financial services compensation compared to the prior year, often with significant equity components to offset cash compensation; (iv) improved compensation for employees in the municipal sector, with compensation for structured finance professionals flat for retentive purposes despite the adverse results; (v) the Company's 2007 financial results being an outlier on the positive side compared to industry peers and the financial servicers industry in general; (vi) an increase in the Company's compensation in the 9% to 11% range being competitive with other enterprises having superior 2007 performance, expecting that most Company employees will be happy with their proposed compensation; (vii) recruiting opportunities available to the Company; and (viii) the premium that the marketplace places on stability of compensation.

        At its February 2008 meeting, the HR Committee also reviewed a year-end 2007 compensation overview prepared by Company management, setting forth (i) 2007 origination highlights; (ii) a summary of 2007 financial results; (iii) a review of compensation calculation performed by the Company's independent accountants; (iv) an overview and sector analysis for bonus recommendations; (v) recommended 2008 salary adjustments; and (vi) proposed 2008 performance share unit awards. Management also provided the HR Committee with a list of promotions to be considered by the FSA board of directors. The compensation decisions made by the HR Committee in February 2008 were made without knowledge of the year-end compensation actually paid by industry peers since such information was not then publicly available.

HR Committee Report

        The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the HR Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

                      Robert N. Downey (Chairman)
                      Robert P. Cochran
                      Bruno Deletré
                      Axel Miller
                      Roger K. Taylor

Summary Compensation Table

        The table below sets forth a summary of all compensation paid to the chief executive officer, the principal financial officer and the three most highly compensated other executive officers of the Company, in each case for services rendered in all capacities to the Company for the years ended December 31, 2006 and 2007.

2007 Summary Compensation Table(1)

Name and Principal Position	Year	Salary	Bonus(2)	Stock Awards(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)		Total(7)
Robert P. Cochran Chairman of the Board and Chief Executive Officer	2007 2006	$500,000 500,000	$3,600,000 3,300,000	$8,754,952 6,721,121	$1,039,410 491,881	$547,451 357,889	(6) (6)	$13,402,403 10,879,010
Séan W. McCarthy President and Chief Operating Officer	2007 2006	340,000 330,000	3,300,000 3,000,000	6,442,752 4,773,490	317,773 150,380	135,159 116,162		10,217,911 8,219,652
Russell B. Brewer II Managing Director and Chief Underwriting Officer	2007 2006	270,000 260,000	1,200,000 900,000	2,283,763 1,738,733	— —	106,063 99,419		3,859,826 2,998,152
Bruce E. Stern Managing Director, General Counsel and Secretary	2007 2006	270,000 260,000	1,000,000 900,000	2,283,763 1,738,733	— —	106,063 99,419		3,659,826 2,998,152
Joseph W. Simon Managing Director and Chief Financial Officer	2007 2006	270,000 260,000	1,000,000 900,000	2,031,984 1,255,879	— —	105,440 98,895		3,407,424 2,514,774

(1)
Annual compensation for each year includes amounts deferred under the DCPs or paid into the Company's 401(k) plan or Flex Plan.

(2)
The bonus set forth for the specified year was paid to the named executive officer in February of the subsequent year.

(3)
The amount under this column reflects the expense reported by the Company in the specified year under SFAS 123-R with respect to performance shares and Dexia restricted stock awarded under the Equity Plans in 2007, 2006, 2005, and 2004, except that (a) estimates of forfeiture related to service-based vesting provisions have not been taken into account in calculating such dollar amounts and (b) for purposes of determining the amount of compensation reflected for pre-2006 awards, the "modified prospective transition method" under SFAS 123-R was employed. No awards of restricted stock of the Company or options were made to any of the executives named in the table during the period covered by the table. Amounts included under this column were attributable to performance shares and Dexia restricted stock as set forth below:

Name	Year	Performance Share Compensation	Dexia Restricted Stock Compensation
Robert P. Cochran	2007 2006	$8,324,185 6,427,750	$430,767 293,371
Séan W. McCarthy	2007 2006	6,121,443 4,557,777	321,309 215,713
Russell B. Brewer II	2007 2006	2,169,737 1,661,075	114,026 77,658
Bruce E. Stern	2007 2006	2,169,737 1,661,075	114,026 77,658
Joseph W. Simon	2007 2006	1,921,422 1,182,648	110,562 73,231
(4)
The amount under this column reflects the excess, if any, of (a) income on Company common stock acquired under the Director Share Purchase Program described below and credited by the Company to participants under the DCPs and SERPs over (b) a market rate of interest identified by the Internal Revenue Service as a proxy for the rate the Company would be paying to a lender if the Company had paid out the deferred compensation up front and did not have the use of funds, equal to 120% of the federal rate with compounding prescribed under Section 1274(d) of the Internal Revenue Code (5.88% for 2006 and 5.68% for 2007) (the "Proxy Market Rate"). This column does not include earnings on publicly traded securities and mutual funds credited by the Company to participants under the DCPs and SERPs. The Company currently match funds all phantom investments made by participants in the DCPs and SERPs. Investment alternatives under the DCPs include mutual funds, shares of individual companies and, in the case of director participants, shares under the Director Share Purchase Program described below. Since the Company match funds all phantom investments under the DCPs and SERPs, the principal costs associated with these plans (in addition to the amounts actually contributed by the Company under the SERPs) come from (i) the delay in recognition by the Company of compensation expense for the deferred amounts and (ii) the recognition of gains on matched investments if and when realized by the Company prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Reference is made to "—Nonqualified Deferred Compensation," below, for a list of the mutual funds and stock benchmarks under the DCPs and SERPs and their respective 2007 rates of return. The dollar amounts under this column do not include earnings under the SERPs, which qualify as "excess benefit plans" under Rule 16(b)-3(b)(2) of the Exchange Act, except insofar as SERP investments are in Company common stock under the Director Share Purchase Program. The dollar amounts under this column are not included in determining amounts under the "total" compensation column.

(5)
All Other Compensation includes the contributions by the Company to the Pension Plan and SERPs set forth below:

Name	Year	Pension Plan	SERPs
Robert P. Cochran	2007 2006	$20,250 19,800	$69,750 70,200
Séan W. McCarthy	2007 2006	20,250 19,800	69,750 70,200
Russell B. Brewer II	2007 2006	20,250 19,800	69,750 70,200
Bruce E. Stern	2007 2006	20,250 19,800	69,750 70,200
Joseph W. Simon	2007 2006	20,250 19,800	69,750 70,200

  Pension Plan and SERP amounts shown were accrued during 2006 and 2007 and paid in February of 2007 and 2008, respectively. The Pension Plan provides for a Company funded contribution equal to 9% of cash compensation (salary and bonus) up to the compensation limit specified by the Internal Revenue Service. The SERPs provide for an unfunded Company contribution equal to 9% of cash compensation over and above the Pension Plan compensation limit but limited to $1.0 million of compensation. The Pension Plan and SERPs provide for vesting of contributions over a six-year employment period, after which all subsequent contributions are 100% vested. Given the tenure with the Company of the named executive officers, all contributions to the Pension Plan and SERPs on behalf of the named executive officers are fully vested when made, except in the case of Mr. Simon, who was 80% vested in April 2007 and will be 100% vested in April 2008.

  All other compensation includes dividends on unvested shares of Dexia restricted stock paid (without adjustment for withholding taxes) by Dexia during 2006 and 2007 in the amounts set forth below:

Name	Year	Dollar Value of Dividends
Robert P. Cochran	2007 2006	$40,126 26,930
Séan W. McCarthy	2007 2006	45,159 26,162
Russell B. Brewer II	2007 2006	16,063 9,419
Bruce E. Stern	2007 2006	16,063 9,419
Joseph W. Simon	2007 2006	15,440 8,895

  All other compensation does not include the dollar value of the Company's Travel Incentive Program, Transit Chek Program, Health Club Program or group life, health, hospitalization and medical reimbursement plans that do not discriminate in scope, terms or operation in favor of the named executive officers and that are available generally to all salaried employees. All other compensation also does not include payments contributed under the Company's Matching Gift Program. Neither Mr. Cochran nor Mr. McCarthy receive additional compensation for their services as directors of the Company, although such service entitles them to participate in the Director Share Purchase Program described below.

(6)
All other compensation for Mr. Cochran includes the excess of (a) realized and unrealized gains on common stock of the Company, purchased through the Director Share Purchase Program (and not owned under the DCPs or SERPs), over (b) the Proxy Market Rate of 5.88% in 2006 and 5.68% in 2007, which was $240,959 for 2006 and $417,325 for 2007. For a discussion of the Director Share Purchase Program, see "—Compensation of Directors—Director Share Purchase Program," below.

(7)
Total compensation does not include nonqualified deferred compensation earnings.

        Performance shares generally vest upon completion of the related 3-year performance cycle. The dollar value of performance share awards reported in the Summary Compensation Table for 2006 and 2007 vest as follows, absent termination of employment, death or retirement:

Name	Year	2006		2007	2008	2009
Robert P. Cochran	2007 2006	$	— 2,909,760	$3,003,390 2,013,487	$2,839,552 1,504,503	$2,481,243 —
Séan W. McCarthy	2007 2006		— 1,986,263	2,184,768 1,465,261	2,087,906 1,106,253	1,848,769 —
Russell B. Brewer II	2007 2006		— 751,619	761,291 511,206	751,646 398,250	656,799 —
Bruce E. Stern	2007 2006		— 751,619	761,291 511,206	751,646 398,250	656,799 —
Joseph W. Simon	2007 2006		— 429,418	568,413 384,479	696,210 368,751	656,799 —

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

Commencing in 2007, however, an exception to this general provision was adopted providing for delayed vesting for any employee over the age of 55 who is not entitled to retire due to an employment agreement with the Company, as is the case with Mr. Cochran. Prior to adoption of this exception, shares of Dexia restricted stock held by Mr. Cochran vested in 2006 as set forth in the table below. The dollar value of Dexia restricted stock reported in the Summary Compensation Table for 2006 and 2007 for Messrs. Cochran, McCarthy, Brewer, Stern and Simon have vested or will vest as follows, absent termination of employment, death or retirement:

Name	Year	2006		2007	2008	2009	2010
Robert P. Cochran	2007 2006	$	— 293,371	$30,782 —	$152,375 —	$247,610 —	$	— —
Séan W. McCarthy	2007 2006		— —	22,634 36,923	112,040 108,827	117,077 69,963		69,558 —
Russell B. Brewer II	2007 2006		— —	8,148 13,292	40,335 39,178	41,467 25,188		24,076 —
Bruce E. Stern	2007 2006		— —	8,148 13,292	40,335 39,178	65,543 25,188		— —
Joseph W. Simon	2007 2006		— —	7,244 11,817	37,775 36,226	41,467 25,188		24,076 —

  Discussion of 2007 Compensation for the Named Executive Officers

        Set forth below is a discussion of the 2007 bonuses, 2008 salaries and 2008 performance share unit awards for the named executive officers. The 2007 compensation of the Chief Executive Officer and the President was determined with reference to their entitlements under their employment agreements with the Company. The compensation of the General Counsel, Chief Risk Management Officer and Chief Financial Officer was determined with a premise that these senior officers are partners in the enterprise and should generally share similarly in the overall enterprise profits or losses, consistent with the overall compensation changes for other employees of the Company. The Company's "bottom-up" compensation process was conducted during the fourth quarter of 2007, and was premised upon an expectation that the 2007 guideline Bonus Pool would be 5% to 10% larger than the bonus pool distributed in 2006. The HR Committee noted that 2007 operating net income was 12% above plan and 1% above 2006 results, in an environment in which most of the Company's industry peers were suffering considerable case reserves and asset impairment coupled with ratings actions. The HR Committee acknowledged that the Company's GAAP results were severely adversely impacted by mark-to-market adjustments with respect to (i) the insured portfolio for which derivative accounting applied and (ii) the Financial Products investment portfolio, but concluded that the Company would adhere to its compensation philosophy that excludes "non-economic" mark-to-market adjustments from compensation determinations. The Chief Executive Officer acknowledged the exceptional role of Mr. Brewer, as the Company's Chief Risk Management Officer, in avoiding the risks that have troubled the Company's industry peers. The HR Committee of the Board of Directors accepted management's recommendations regarding compensation for employees (other than members of the Executive Management Committee) and the Chief Executive Officer's recommendation regarding compensation of the General Counsel, Chief Risk Management Officer and Chief Financial Officer.

  2008 Salaries

        The named executive officers received salary increases for 2008 in the range of 0 to 4%, primarily representing cost of living adjustments.

        Chief Executive Officer.    The 2008 salary for the Company's Chief Executive Officer was set at $500,000, unchanged from his 2007 salary. The Chief Executive Officer's salary was left unchanged at his own recommendation, given the emphasis of his compensation on performance based bonus and performance share components. Under his employment agreement with the Company, Mr. Cochran is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($490,000), subject to increase at the Board's discretion.

        Chief Operating Officer.    The 2008 salary for the Company's Chief Operating Officer was set at $350,000 compared to a 2007 salary of $340,000. The salary increase primarily represents a cost of living adjustment. Under his employment agreement with the Company, Mr. McCarthy is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($300,000), subject to increase at the Board's discretion.

        Chief Risk Management Officer, General Counsel and Chief Financial Officer.    The 2008 salaries for the Company's Chief Risk Management Officer, General Counsel and Chief Financial Officer were set at $280,000 compared to 2007 salaries of $270,000. The salary increases primarily represent cost of living adjustments.

  2007 Cash Bonuses

        At its November 2007 meeting, the HR Committee left the Specified Percentage for the guideline Bonus Pool unchanged at 11.25%. The effect of the 2007 target Bonus Pool was to require substantial 2007 ABV growth with a satisfactory Actual Average Transaction ROE to maintain the Bonus Pool at the level paid in the prior year. As a result of 2007 performance, the 2007 Bonus Pool determined by the Bonus Pool guideline was $79.5 million, of which $65.3 million was distributed, compared to the 2006 bonus pool formula amount of $61.4 million, of which $57.3 million was distributed. The Chief Executive Officer recommended increases in 2007 bonuses for members of the Executive Management Committee in keeping with 2007 bonus levels in general for other Company employees, while singling out the Chief Risk Management Officer for a larger increase in recognition of his role in the Company avoiding the risks that have troubled most of the Company's industry peers.

        Chief Executive Officer.    The 2007 bonus for the Company's Chief Executive Officer was set at $3,600,000, an increase from his 2006 bonus of $3,300,000. Under his employment agreement with the Company, Mr. Cochran is entitled to receive an annual cash bonus equal to at least 5.0% of the Company's annual bonus pool ($3,974,277) plus an additional 2.0% of the annual bonus pool ($1,589,711) is to be allocated between Mr. Cochran and Mr. McCarthy as determined by the HR Committee. The increase in Mr. Cochran's bonus was in line with the overall level of bonus increases paid to Company employees in keeping with the Chief Executive Officer's own recommendation despite the superior performance of the Company in 2007 compared to industry peers and despite the larger bonus entitlement under his employment agreement with the Company.

        Chief Operating Officer.    The 2007 bonus for the Company's Chief Operating Officer was set at $3,300,000, an increase from his 2006 bonus of $3,000,000. The increase in Mr. McCarthy's bonus was in line with the overall level of bonus increases paid to Company employees. Under his employment agreement with the Company, Mr. McCarthy is entitled to receive an annual cash bonus equal to at least 4.0% of the Company's annual bonus pool ($3,179,422) plus an additional 2.0% of the annual bonus pool ($1,589,711) is to be allocated between Mr. Cochran and Mr. McCarthy as determined by the HR Committee.

        Chief Risk Management Officer, General Counsel and Chief Financial Officer.    The bonus for the Chief Risk Management Officer was increased from $900,000 in 2006 to $1,200,000 in 2007, in recognition of his role in the Company avoiding the risks that have troubled most of the Company's industry peers. The 2007 bonus for the Company's General Counsel and Chief Financial Officer was set

at $1,000,000 each, an increase from their 2006 bonuses of $900,000 each, in line with the overall level of bonus increases paid to Company employees.

  2008 Performance Share Unit Awards

        As in prior years, the named executive officers were awarded performance share units by the HR Committee in February 2008.

        Chief Executive Officer.    The 2008 performance share unit award for the Company's Chief Executive Officer was 30,000 performance share units, a reduction from his 2007 award of 34,000 performance share units. Under his employment agreement with the Company, Mr. Cochran is entitled to receive annual performance share unit awards having an estimated economic value at least equal to his 2004 performance share award of 40,000 performance shares. For purposes of the foregoing, Mr. Cochran's 2004 performance share award of 40,000 performance shares was deemed to have a dollar value of $4,388,400 based upon the December 31, 2003 estimated present value of one performance share at a 100% payout of $109.71, which equates to approximately 27,953 performance share units based upon the December 31, 2007 estimated present value of one performance share at a 100% payout (and associated Dexia restricted stock at fair market value of $23.61 per share). The HR Committee determined to reduce the Chief Executive Officer's 2008 performance share unit award from the prior year award on the basis of the Chief Executive Officer's own recommendation in order to make more shares available for award to other Company employees.

        Chief Operating Officer.    The 2008 performance share unit award for the Company's Chief Operating Officer was 30,000 performance share units, compared to 26,000 performance share units awarded the previous year. Under his employment agreement with the Company, Mr. McCarthy is entitled to receive annual performance share unit awards having an estimated economic value at least equal to his 2004 performance share award of 29,000 performance shares. For purposes of the foregoing, Mr. McCarthy's 2004 performance share award of 29,000 performance shares was deemed to have a dollar value of $3,181,590 based upon the December 31, 2003 estimated present value of one performance share at a 100% payout of $109.71, which equates to approximately 20,266 performance share units based upon the December 31, 2007 estimated present value of one performance share at a 100% payout (and associated Dexia restricted stock at market value of $23.61 per share). The HR Committee determined to increase the Chief Operating Officer's 2008 performance share unit award from the prior year award amount based upon the compensation recommendation of the Chief Executive Officer, and in recognition of the overall performance of the Company for 2007 and the sharp contrast of the Company's performance with the performance of industry peers. The HR Committee found it appropriate to award the same number of performance share units to Mr. McCarthy as were awarded to Mr. Cochran, in recognition of Mr. McCarthy's role as successor to Mr. Cochran.

        Chief Risk Management Officer, General Counsel and Chief Financial Officer.    The 2008 performance share unit awards for the Company's General Counsel and Chief Financial Officer were 9,000 performance share units each, unchanged from their 2007 awards. The HR Committee accepted the Chief Executive Officer's recommendation to leave the 2008 performance share unit awards unchanged from the prior year's awards in light of the Company's overall 2007 financial performance, comparative compensation data from industry peers and consistent with the partnership compensation methodology for the General Counsel and Chief Financial Officer. The 2008 performance share unit award for the Company's Chief Risk Management Officer was 10,000 performance share units, up from 9,000 performance share units awarded in 2006 in recognition of his role in the Company avoiding the risks that have troubled most of the Company's industry peers.

Grants of Plan-Based Awards for 2007

        The table set forth below provides information with respect to performance share unit awards (comprised of performance shares and Dexia restricted stock) under the 2004 Equity Plan to the named executive officers, in each case for the year ended December 31, 2007 (which awards were made in February 2008).

Grants of Plan-Based Awards for 2007

							All Other Stock Awards-# of Shares of Stock or Units(6)
				Estimated Future Payouts of Performance Shares Under Equity Incentive Plan Awards
		Number of Performance Share Units(1)
Name	Grant Date		Number of Performance Shares(2)					Full Grant Date Fair Value(7)
				Threshold(3)	Target(4)	Maximum(5)
Robert P. Cochran	2/13/08	30,000	27,000	$0	$4,238,795	$8,477,590	19,952	$4,709,772
Séan W. McCarthy	2/13/08	30,000	27,000	0	4,238,795	8,477,590	19,952	4,709,772
Russell B. Brewer II	2/13/08	10,000	9,000	0	1,412,932	2,825,863	6,651	1,569,924
Bruce E. Stern	2/13/08	9,000	8,100	0	1,271,639	2,543,277	5,986	1,412,932
Joseph W. Simon	2/13/08	9,000	8,100	0	1,271,639	2,543,277	5,986	1,412,932

(1)
These performance share units were awarded under the 2004 Equity Plan in February 2008 for the year ended December 31, 2007. The table excludes performance share units awarded in February 2007 for the year ended December 31, 2006, which are set forth in "Item 11. Executive Compensation—Summary Compensation Table" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(2)
This column sets forth the number of performance shares included in the performance share units awarded to the named executive officer. One-third of each performance share award relates to the three-year performance cycle ending December 31, 2010 and two-thirds of each performance share award relates to the three-year performance cycle ending December 31, 2011.

(3)
The threshold value is the minimum value of performance shares. There is no minimum value for performance shares. Specifically, performance shares have no value if the IRR is not more than 7% per annum for the three-year performance cycle.

(4)
The target value for performance share units is based upon a 100% payout, which is obtained if the IRR is 13% per annum for each three-year performance cycle. For purposes of the foregoing, Company common shares are valued in accordance with the 2004 Equity Plan at December 31, 2007.

(5)
The maximum value for performance share units is based upon a 200% payout, which is obtained if the IRR is 19% or more per annum for each three-year performance cycle. For purposes of the foregoing, Company common shares are valued in accordance with the 2004 Equity Plan at December 31, 2007.

(6)
This column sets forth the number of shares of Dexia restricted stock included in the performance share units awarded to the named executive officers.

(7)
This column sets forth the full grant date fair value of the performance share units awarded to the named executive officers, with each performance share valued at $156.99 and each share of Dexia restricted stock valued at $23.61. Performance share values were determined on the basis of ABV, including IFRS adjustments, and operating income as of December 31, 2007. Dexia restricted stock was valued on the basis of the actual purchase price, converted into dollars at Euro 1.00 = $1.4598, paid by the Company in February 2008 to acquire Dexia ordinary shares to fund the 2008 Dexia restricted stock awards.

Outstanding Equity Awards

        The following table sets forth a summary of the outstanding unvested equity awards to each of the named executive officers as of December 31, 2007 (excluding (a) awards vesting on such date and paid in February 2008 described below under "2005/2006/2007 Performance Share Payouts"; and (b) awards for the year ended December 31, 2007 made in February 2008 described above under "Grants of Plan Based Awards").

Outstanding Equity Awards at 2007 Fiscal Year-End

Name	Number of Performance Shares That Have Not Vested	Market Value of Performance Shares That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Shares of Dexia Restricted Stock That Have Not Vested	Equity Incentive Plan Awards: Market Value of Dexia Restricted Stock That Have Not Vested(2)
Robert P. Cochran	81,600	$12,810,581	35,933	$903,293
Séan W. McCarthy	60,900	9,560,837	37,098	932,582
Russell B. Brewer II	21,600	3,391,036	13,174	331,184
Bruce E. Stern	21,600	3,391,036	13,174	331,184
Joseph W. Simon	21,000	3,296,840	12,789	321,497

(1)
Market value is based upon a 100% payout for performance shares using the December 31, 2007 share value under the 2004 Equity Plan.

(2)
Market value is based upon the December 31, 2007 closing price of Dexia ordinary shares converted into dollars at Euro 1.00 = $1.4590, the December 31, 2007 exchange rate as reported on the Bloomberg data screen.

2005/2006/2007 Performance Share Payout

        Performance Shares awarded under the 1993 Equity Plan and the 2004 Equity Plan with respect to the 2005/2006/2007 performance cycle ("2005/2006/2007 performance shares") vested in accordance with their award agreements on December 31, 2007 and were paid in February 2008 in accordance with their terms. The 2005/2006/2007 performance shares held by the named executive officers were awarded in February 2004 and February 2005, and disclosed in the Company's Annual Reports on Form 10-K for the years ended December 31, 2003 and December 31, 2004, respectively. The value of the 2005/2006/2007 performance shares was approved by the HR Committee at its February 2008 meeting, based upon calculations prepared by management and verified by the Company's independent accountants. The table below sets forth the dollar value of 2005/2006/2007 performance shares paid to the named executive officers.

2005/2006/2007 Performance Share Payout

Name	Dollar Value of Payout
Robert P. Cochran	$7,188,464
Séan W. McCarthy	5,232,350
Russell B. Brewer II	1,826,707
Bruce E. Stern	1,826,707
Joseph W. Simon	1,379,304

Dexia Restricted Stock Vested During 2007

        The following table sets forth a summary of Dexia Restricted Stock awarded to each of the named executive officers that vested during the year ended December 31, 2007:

Dexia Restricted Stock Vested During 2007

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Robert P. Cochran(2)	1,311	$41,206
Séan W. McCarthy	4,821	151,539
Russell B. Brewer II	1,736	54,554
Bruce E. Stern	1,736	54,554
Joseph W. Simon	1,543	48,498

(1)
The value realized on vesting is based upon the reported share price of Dexia ordinary shares as of the last day of each calendar quarter converted into U.S. dollars as reported on the books of the Company.

(2)
Dexia restricted stock awards initially provided for pro-rata vesting upon eligibility for retirement at age 55. This provision was amended in February 2007 to delay vesting for employees like Mr. Cochran, who are not eligible to retire until a later date. Prior to such amendment, some shares of Dexia restricted stock owned by Mr. Cochran had vested.

Nonqualified Deferred Compensation

        The following table sets forth a summary of information with respect to the Company's Deferred Compensation Plans (DCPs) and Supplemental Executive Retirement Plans (SERPs) as of and for the year ended December 31, 2007:

2007 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY (DCPs)(1)	Registrant Contributions in Last FY (SERPs)(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Robert P. Cochran	$—	$70,200	$631,455	$—	$33,199,142
Séan W. McCarthy	—	70,200	625,757	—	6,145,580
Russell B. Brewer II	—	70,200	36,125	(664,617)	11,068,715
Bruce E. Stern	—	70,200	(28,241)	(2,000,000)	3,032,501
Joseph W. Simon	—	70,200	26,142	—	267,612

(1)
This column reflects compensation otherwise payable in 2007 (i.e., 2006 bonus and payouts of performance shares for cycles ending December 31, 2006) voluntarily deferred by the named executive officer under the DCPs.

(2)
This column reflects contributions by the Company to the SERPs on behalf of the named executive officers accrued in 2006 and contributed in 2007. These amounts were included in the Summary Compensation Table in the Company's 2006 Form 10-K. All amounts were 100% vested at December 31, 2007, except that Mr. Simon's amount was 80% vested as of such date.

(3)
The following portion of the amounts included in this column are included in the Summary Compensation Table under the caption "Nonqualified Deferred Compensation Earnings":

  $1,039,410 for Mr. Cochran, $317,773 for Mr. McCarthy and $0 for Mr. Brewer, Mr. Stern and Mr. Simon.

        The SERPs and DCPs are "top hat" plans, which are unfunded and unsecured non-qualified plans restricted under the tax laws to a limited number of highly compensated employees. Under the SERPs, the Company makes an annual contribution equal to 9% of prior year salary and bonus in excess of the money purchase plan salary/bonus cap (but disregarding salary/bonus in excess of $1.0 million), with such contributed amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company. The mutual funds and securities employed as investment benchmarks under the DCPs and SERPs in 2007 and their respective 2007 rates of return were as follows:

Name of Mutual Fund or Stock Benchmark	2007 % Rate of Return
Dodge & Cox Income Fund	4.7
Dodge & Cox Stock Fund	0.1
Fidelity Contrafund	19.8
Fidelity Investment Grade Bond Fund	2.6
Fidelity Money Market Portfolio	5.1
Fidelity U.S. Government Reserves	5.0
Financial Security Assurance Holdings Ltd. common shares(Director Share Purchase Program)	12.5
Julius Baer International Fund	17.8
Longleaf Partners Fund	(0.5)
Longleaf Partners Small Cap Fund	2.8
Montpelier Re common shares	(7.0)
Northern Select Equities Fund	18.0
Olympus Re common shares	24.0
PIMCO Stocks Plus	6.5
White Mountains Insurance Group common shares	(10.0)

        Amounts contributed by the Company under the SERPs and the earnings thereon are payable upon termination of employment unless deferred by the employee. Under the DCPs, participants are entitled to irrevocably defer receipt (generally for a minimum deferral period equal to the earlier of three years or termination of employment) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company. While the SERPs and DCPs are unfunded plans, the plans contemplate that the Company will make available to plan participants "deemed" investment alternatives comprised of mutual funds or securities. Plan participants are generally entitled to select one or more such "deemed" investments for their plan balances (and to change such selections on a quarterly basis) and their plan balances are credited or debited with the performance of such selected investments. Plan participants are entitled to elect to receive SERP and DCP payouts in lump sums at the payout date or in installments (over a period of years elected in advance by the participant) commencing with the payout date. The SERPs and DCPs generally do not permit early withdrawals of funds absent extreme financial hardship, but allow for extensions of deferrals to the extent permitted by the Internal Revenue Code.

Potential Payments Upon Termination of Employment, Retirement or Change-in-Control

        Set forth below is a description of amounts payable to the named executive officers upon termination of employment with the Company, retirement from the Company or change in control of the Company. Amounts set forth below do not include amounts payable under the Company's Pension Plan, 401(k) plan, DCPs or SERPs described above.

  Payments Upon Termination of Employment

  Chief Executive Officer and Chief Operating Officer

        The employment agreements provide for continued participation by Messrs. Cochran and McCarthy in the Company's benefit plans and severance benefits in lieu of the Company's existing severance policy. Specifically, if the Company terminates Mr. Cochran or Mr. McCarthy without "cause" or either of such executive officers terminates his employment for "good reason," the terminated employee will be entitled to:

  •
  his pro-rata annual base salary and annual bonus through the date of termination;

  •
  twice his annual base salary at the rate then in effect and twice his average annual bonus for the two immediately prior years;

  •
  vesting of his outstanding performance shares; and

  •
  a gross-up payment to hold the employee harmless from any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended ("Golden Parachute Tax").

        For purposes of each employment agreement, (a) "cause" means conviction of, or a plea of nolo contendere to, a criminal misdemeanor or felony materially injurious to the Company, willful and continued failure to perform duties after a specific demand to do so or willful misconduct in carrying out duties directly and materially harmful to the Company's business or reputation; and (b) "good reason" means a diminution in the employee's significant duties or responsibilities, breach by the Company of its obligations under the employment agreement, relocation of the executive more than 25 miles from New York City, a material adverse change in total compensation, or, in the case of Mr. McCarthy, not being named Mr. Cochran's successor as Chief Executive Officer of the Company.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2007, then pursuant to his employment agreement Mr. Cochran would have been entitled to receive a minimum of $26,055,224, comprised of:

  (a)
  $1,016,720 representing (i) $1,000,000, equal to two times the annual base salary at the 2007 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (b)
  $6,710,352, representing (i) $6,600,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (c)
  $17,271,427, representing (i) the vesting of all previously granted outstanding performance shares valued at $156.99 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below; and

  (d)
  $1,056,725, representing (i) the vesting of the 35,933 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2007 at $25.14 per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period.

The foregoing termination payment excludes the minimum 2007 bonus ($3,974,277, equal to 5% of the guideline bonus pool) and 2005/2006/2007 performance share payout ($7,188,464) that Mr. Cochran would have been entitled to receive whether or not his employment had been terminated.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2007, then pursuant to his employment agreement Mr. McCarthy would have been entitled to receive a minimum of $20,758,795, comprised of:

  (a)
  $691,370, representing (i) $680,000, equal to two times the annual base salary at the 2007 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (b)
  $6,100,320, representing (i) 6,000,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (c)
  $12,876,117, representing (i) the vesting of all previously granted outstanding performance shares valued at $156.99 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100%, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below; and

  (d)
  $1,090,989, representing (i) the vesting of the 37,098 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2007 at $25.14 per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period.

The foregoing termination payment excludes the minimum 2007 bonus ($3,179,422, equal to 4% of the guideline bonus pool) and 2005/2006/2007 performance share payout ($5,232,350) that Mr. McCarthy would have been entitled to receive whether or not his employment had been terminated.

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

  General Counsel, Chief Risk Management Officer and Chief Financial Officer

        Pursuant to the Severance Policy for Senior Management, upon termination of employment (including constructive termination) by the Company other than for cause, each of Messrs. Brewer, Stern and Simon will become entitled to twelve months of pay, as well as a gross-up payment to hold the employee harmless from any excise Golden Parachute Tax. For purposes of the foregoing:

  •
  "for cause" means termination for unethical practices, illegal conduct or gross insubordination, but specifically excludes termination as a result of substandard performance;

  •
  "constructive termination" of employment occurs if an eligible employee's compensation opportunity is significantly reduced out of line with Company results, or if there is a material reduction in responsibilities, such that the employee's termination of employment is an involuntary termination under Section 409A of the Internal Revenue Code; and

  •
  "months of pay" (a) shall be determined on the basis of the eligible employee's monthly salary on his separation date and (b) shall include the eligible employee's most recent bonus (or three year average, if higher), with one-twelfth (1/12th) of such bonus amount being allocated to each month of pay.

        An eligible employee's base salary and bonus shall include amounts deferred under the DCPs and the 401(k), and amounts allocated to the Flex Plan. In addition, severance benefits (applicable to all employees of the Company during their severance period) include:

  •
  continuation of employee hospital, medical, dental, prescription drug and vision coverages for the severance period;

  •
  continuation of life and disability insurance coverage at the employee's expense for the severance period to the extent allowed by the insurer (such coverage is not currently allowed by the insurer);

  •
  reimbursement of life insurance premiums to the extent that such life insurance is continued during the severance period; and

  •
  payment for unused vacation days.

        Payments of severance under the Severance Policy for Senior Management is subject to execution by the employee of a waiver and release agreement, and any unpaid severance amounts are subject to up to a 50% reduction when offset by any employment or consulting income of the employee during the severance period. If any of Mr. Brewer, Mr. Stern or Mr. Simon is terminated for cause or terminates his employment absent "constructive termination", he will be entitled only to be paid his pro rata annual base salary through the date of termination and all unvested performance shares and Dexia restricted stock will be forfeited.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2007, then pursuant to the Severance Policy for Senior Management, each of Mr. Brewer and Mr. Stern would have been entitled to receive $2,714,131, comprised of:

  (a)
  one year salary at the 2007 rate of $270,000;

  (b)
  one year bonus at the 2006 rate of $900,000;

  (c)
  $1,467,634, the estimated value of outstanding performance shares and performance share units vested pro-rata, representing (i) 8,100 performance shares valued at $1,271,638 based upon a 100% pay out and the December 31, 2007 per share value of $156.99 under the 2004 Equity Plan and (ii) $195,996 in respect of 7,797 shares of Dexia restricted stock valued at $25.14 per share;

  (d)
  $27,747, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

  (e)
  $48,750, representing payment for unused vacation days.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2007, then pursuant to the Severance Policy for Senior Management, Mr. Simon would have been entitled to receive $2,636,407, comprised of:

  (a)
  one year salary at the 2007 rate of $270,000;

  (b)
  one year bonus at the 2006 rate of $900,000;

  (c)
  $1,396,535, the estimated value of outstanding performance shares and performance share units vested pro-rata, representing (i) 7,700 performance shares valued at $1,208,842 based upon a 100% pay out and the December 31, 2007 per share value of $156.99 under the 2004 Equity Plan and (ii) $187,693 in respect of 7,466 shares of Dexia restricted stock valued at $25.14 per share;

  (d)
  $25,997, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

  (e)
  $43,875, representing payment for unused vacation days.

  Payments Upon Retirement

        Their employment agreements provide that Messrs. Cochran and McCarthy may elect to retire at the end of any employment agreement term after age 60, but that retirement is mandatory at age 65. Upon any such retirement, each of Mr. Cochran and Mr. McCarthy will be entitled to his pro-rata annual base salary and annual bonus through the date of retirement and the vesting of his outstanding performance shares over time as if he remained employed. Messrs. Cochran and McCarthy are not entitled to any other on-going retirement compensation except as provided by the Pension Plan and SERPs. Each of Mr. Cochran and Mr. McCarthy is below the minimum retirement age of 60 provided in their employment agreements. Each of Mr. Brewer, Mr. Stern and Mr. Simon is below the minimum retirement age of 55 otherwise applicable to employees of the Company. Accordingly, none of the named executive officers would be entitled to any payments by reason of retirement at December 31, 2007. In addition, under the Company's Optional Retiree Medical Program applicable to all U. S. Company employees, Messrs. Cochran, McCarthy, Brewer, Stern and Simon are entitled to participate in the Company's medical plan following retirement provided that they pay the full cost of coverage plus a 5% administrative fee to the Company. The Company retains the right to terminate the Optional Retiree Medical Program at any time.

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

Compensation of Directors

        The table below sets forth a summary of all compensation paid to the directors of the Company, in each case for services rendered to the Company for the year ended December 31, 2007. Employees of the Company and Dexia received no additional compensation for their services as directors of the Company.

2007 Director Compensation Table

Name	Fees Earned Or Paid in Cash	Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total(3)
Robert N. Downey	$75,000	$110,999	$245,892	$320,892
John W. Everets(4)	55,500	—	—	55,500
James H. Ozanne	110,000	306,441	—	110,000
Roger K. Taylor(5)	98,000	1,176,938	—	98,000
George U. Wyper(6)	71,250	—	75,613	146,863

(1)
The amount under this column reflects the excess, if any, of (a) dividends on Company common stock acquired under the Director Share Purchase Program described below and credited by the Company to participants under the DCPs over (b) the Proxy Market Rate of 5.68%. This column does not include earnings on publicly traded mutual funds credited by the Company to participants under the DCPs. The Company currently match funds substantially all phantom investments (other than money market fund investments) made by participants in the DCPs. Since the Company match funds substantially all phantom investments under the DCPs, the principal costs associated with these plans come from (i) the delay in recognition by the Company of compensation expense for the deferred amounts and (ii) the recognition of gains on matched investments if and when realized by the Company prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Reference is made to "—Nonqualified Deferred Compensation," above, for a list of the mutual funds and stock benchmarks under the DCPs and their respective 2007 rates of return. The dollar amounts under this column are not included in determining amounts under the "total" compensation column.

(2)
Amounts under this column reflect the excess of (a) realized and unrealized gains on common stock of the Company, purchased through the Director Share Purchase Program (excluding shares held under the DCPs), over (b) the Proxy Market Rate of 5.68%. For discussion of the Director Share Purchase Program, see "—Director Share Purchase Program," below.

(3)
Total compensation does not include nonqualified deferred compensation earnings.

(4)
Mr. Everets joined the Board of Directors of the Company in May 2007.

(5)
The amounts deferred by Mr. Taylor under the DCPs primarily relate to compensation earned while employed by the Company.

(6)
Mr. Wyper retired from the Board of Directors in September 2007.

        Each director of the Company who is not an officer of the Company or Dexia received a fee of $50,000 per annum for service as a director and an additional annual fee of $20,000 if Chairman of the Underwriting Committee or Audit Committee of the Board of Directors or $5,000 if Chairman of another Committee of the Board of Directors. Each director also received $2,000 for each Board meeting and regular Committee meeting attended and reimbursement for expenses for each such meeting attended. Each director is entitled to defer fees under the Company's DCP and to participate in the Director Share Purchase Program.

  Director Share Purchase Program

        In the fourth quarter of 2000, the Company entered into an agreement with Dexia Holdings and Dexia Public Finance Bank, now Dexia Crédit Local, to establish the Director Share Purchase Program (the "Director Share Purchase Program"), pursuant to which Company directors could invest in shares of the Company's common stock. Dexia and the Company established the Director Share Purchase Program to encourage directors to have a financial interest in the Company to better align their financial interests with those of the Company's shareholders.

        The Director Share Purchase Program entitles each director of the Company to purchase from Dexia (or an affiliate thereof) up to 126,958 restricted shares of the Company's common stock (which represented a $10.0 million investment at the purchase price at inception of the program) at a price determined in accordance with the formula described below, provided that:

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

        The purchase price for each restricted share acquired by a director or put to Dexia Crédit Local is equal to the product of 1.4676 and adjusted book value per share ("ABV per share"), with ABV per share determined in accordance with the methodology employed for valuing performance share award payouts under the Equity Plans. The 1.4676 times ABV multiple was based upon the ABV multiple paid by Dexia when it acquired the Company in 2000. The purchase price per share, determined pursuant to such formula, was $196.83 as of December 31, 2007. ABV per share is measured at the close of the calendar quarter in which a director submits a repurchase notice, provided that ABV per share for a retired director freezes at the end of the calendar quarter including the first anniversary of the later of his or her retirement from the Board or, in the case of deferred shares, receipt of shares upon expiration of the deferral period.

        Sales under the program are not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 4(2) of that Act. For more information regarding the directors' share ownership, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers."

Compensation Committee Interlocks and Insider Participation

        As of January 1, 2007, the HR Committee consisted of Messrs. Cochran, Deletré, Downey (chairman), Miller and Taylor.

        Except for Messrs. Cochran and Taylor, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Taylor retired from active employment with the Company in July 2004. Mr. Miller is the Group Chief Executive Officer and Member of the Board of Directors and Chairman of the Management Board of Dexia. Mr. Deletré is a Member of the Management Board of Dexia.

        As described in "Director Share Purchase Program," above, members of the HR Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company's DCPs or SERPs.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5% Shareholders

        The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 10, 2008 as to each person known by the Company to beneficially own, within the meaning of the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock, par value $.01 per share	Dexia S.A.(1) 1 passerelle des Reflets Tour Dexia—La Défense 2 TSA 12203 F-92919 La Défense Cedex France	33,233,229 shares(1)	(2)	99.9	%(2)
	Place Rogier 11 B—1210 Brussels, Belgium

(1)
Shares are held indirectly through a subsidiary of Dexia.

(2)
For purposes of this table, Dexia is not deemed to be the beneficial owner of 244,671 shares acquired by the Company in connection with the Director Share Purchase Program described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program." Ownership percentage is calculated based on 33,273,324 shares of common stock outstanding at March 10, 2008, which excludes such shares acquired by the Company.

Directors and Executive Officers

  Ownership of Company Common Stock

        The following table sets forth certain information regarding beneficial and economic ownership of the Company's common stock at March 10, 2008 for (a) each director of the Company, (b) each named executive officer named in the "Summary Compensation Table" in Item 11, and (c) all executive officers and directors of the Company as a group.

        Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Robert P. Cochran	19,936	213,750
Michèle Colin(2)	—	—
Bruno Deletré(2)	—	—
Robert N. Downey	20,159	29,259
John W. Everets	—	—
Jacques Guerber(2)	—	—
Rembert von Lowis(2)	—	—
Séan W. McCarthy	—	113,952
Axel Miller(2)	—	—
James H. Ozanne	—	27,816
Roger K. Taylor	—	96,489
Xavier de Walque(2)	—	—
Russell B. Brewer II	—	30,600
Bruce E. Stern	—	29,700
Joseph W. Simon	—	29,100

All executive officers and directors as a group (15 persons)	40,095	570,666

(1)
Shares beneficially owned were acquired under the Company's Director Share Purchase Program described under "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program." To the extent shares economically owned exceed shares beneficially owned, such economic ownership is attributable to (a) deemed investments in the Company's common stock under the Director Share Purchase Program, and (b) performance shares, with each performance share treated as one share of common stock, in the amounts shown below (excluding fractional shares):

Officer	Performance Shares
Robert P. Cochran	108,600
Séan W. McCarthy	87,900
Russell B. Brewer II	30,600
Bruce E. Stern	29,700
Joseph W. Simon	29,100

  In December 2000, the Company acquired 304,757 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP. The Company held 244,395 of those shares as of December 31, 2007.

(2)
Ms. Colin and Messrs. Deletré, Guerber, von Lowis, Miller and de Walque are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 99.9% of the Company's common stock.

        The Company is not aware of any arrangements that may result in a change in control of the Company.

  Ownership of Dexia Common Stock

        The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia, at March 1, 2008, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Robert P. Cochran(2)	581,550
Michèle Colin	3,930
Bruno Deletré	1,767
Robert N. Downey	—
John W. Everets	—
Jacques Guerber	10,884
Rembert von Lowis	26,499
Séan W. McCarthy(2)	602,860
Axel Miller	100
James H. Ozanne	—
Roger K. Taylor	—
Xavier de Walque	43,840
Russell B. Brewer II(2)	211,383
Bruce E. Stern(2)	219,006
Joseph W. Simon(2)	80,932

All executive officers and directors as a group (15 persons)	1,782,751

(1)
Dexia has provided the Company with information regarding shares owned by Ms. Colin and Messrs. Deletré, Guerber, von Lowis, Miller and de Walque, and has advised the Company that:

(a)
shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)
as of December 31, 2007, the total number of outstanding Dexia shares was 1,178,576,763, so that together the Company's executive officers and directors owned 0.15% of the Dexia shares and the maximum amount owned by any of the Company's executive officers and directors represents 0.05% of the Dexia shares.

A majority of the shares set forth above were acquired under the Dexia Employee Share Plans, as described in "Item 11. Executive Compensation—Components of Compensation Provided by the Company—Dexia Employee Share Plans." Under the Plans, the investment alternatives include a "classic option," under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code, which was $21,250 for 2007), and three leveraged options. The following table shows the number of leveraged shares beneficially held by each of the named executive officers as of March 1, 2008:

Officer	Leveraged Shares
Robert P. Cochran	516,500
Séan W. McCarthy	545,810
Bruce E. Stern	187,500
Russell B. Brewer II	186,530
Joseph W. Simon	59,990

(2)
Includes shares granted under the 2004 Equity Plan, as described in "Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company—Performance Share Units." Generally, one-third of an award of Dexia restricted stock vests after 2.5 years and two-thirds vests after 3.5 years, with transfer restrictions lapsing on one-third of each award after three years and on two thirds of each award after four years.

Securities Available under Equity Compensation Plans

        The following table sets forth information as of December 31, 2007 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	0	—	2,439,689	(3)
Equity compensation plans not approved by security holders(2)	Not applicable	—	Not applicable

Total	0	—	2,439,689

(1)
The Company currently maintains one such plan, the 2004 Equity Plan. A second plan, the Director Share Purchase Program, permits each director of the Company to purchase, directly from Dexia Holdings or through "phantom" investments in the Company's DCP or SERP, up to 126,958 shares of common stock. However, such shares are already issued and outstanding. As of December 31, 2007, there were 1,255,544 shares available under the Director Share Purchase Program, based on the number of directors as of December 31, 2007 (12) and deducting shares that have already been purchased. See "Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company" and "—Compensation of Directors—Director Share Purchase Program" for further discussion of these plans.

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

Item 13.    Certain Relationships and Related Transactions.

Dexia Transactions

        Since the Company's merger with a subsidiary of Dexia in July 2000, various affiliates of Dexia, including certain wholly owned bank subsidiaries and/or their U.S. branches, have participated in transactions in which subsidiaries of the Company have provided financial guaranty insurance. For example, Dexia affiliates have provided liquidity facilities and letters of credit in FSA-insured transactions, have acted as the intermediary in CDS transactions and have been the beneficiaries of financial guaranty insurance policies issued by insurance company subsidiaries of the Company. In addition, in its FP segment the Company enters into transactions with various affiliates of Dexia in which Dexia acts as the counterparty in swap contracts. The Company invests short term assets in Dexia accounts and earns interest income on those accounts. In the opinion of management of the Company, the terms of these arrangements are no less favorable to the Company than the terms that could be obtained from unaffiliated parties.

        For more information regarding the Company's transactions with Dexia and other related parties, see Note 21 to the consolidated financial statements in Item 8.

Director Share Purchase Program

        As of December 31, 2007, each director was entitled to purchase up to 126,958 actual or phantom shares of the Company's common stock, as described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program."

Other Relationships

        Under a cost-sharing agreement, the Company reimburses Dexia Crédit Local for the portion of director Bruno Deletré's Dexia Crédit Local compensation that relates to his work as liaison with the Company on behalf of Dexia.

        Additional information relating to certain relationships and related transactions is set forth in "Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation."

Review, Approval or Ratification of Transactions with Related Persons

        The Company's ability to enter into related party transactions is limited by law. Under the New York Insurance Holding Company Act, the Company is required to obtain the prior approval of the New York Superintendent of the following transactions with related parties in amounts greater than 5% of the Company's admitted assets: sales, purchases, exchanges, loans or extensions of credits or investments. The Company must provide the New York Superintendent with 30 days' prior notice of such transactions with related parties in amounts equal to 0.5%-5% of the Company's admitted assets or involving reinsurance treaties or agreements or the rendering of services on a regular or systematic basis. For these purposes, an entity is presumed to be a "related party" if the direct or indirect voting control is 10% or greater. Absent a determination by the New York Superintendent of non-control, acquisition of a voting interest of 10% or more of Dexia would require prior approval of the New York Superintendent.

        The Company provides an annual report to the New York Superintendant and the Board of Directors of the Company of all transactions with Dexia and its affiliates that are not members of the FSA group.

        All directors and officers are subject to the Company's Code of Conduct, pursuant to which no director or officer may have, directly or indirectly:

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

        For these purposes, "interest" includes the interest of the spouse or dependents of a director or officer, and "financial interest" does not include ownership of less than 1/10 of one percent of the outstanding stock of any corporation listed on a national securities exchange or less than $10,000 of the outstanding stock of any corporation whose stock is regularly sold at least once a week on the over-the-counter market in the U.S. In addition, pursuant to the bylaws of the Company, the Board of Directors must ratify any loans or debt of the Company. The Company does not have any other written policies and procedures for the review, approval or ratification of related party transactions.

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

Director Independence

        Board members Robert N. Downey, James H. Ozanne, Roger K. Taylor and John W. Everets are independent within the meaning of Rule 10A-3 of the Exchange Act. George U. Wyper, who resigned from the board of directors of the Company in September 2007, was also independent within the meaning of Rule 10A-3 of the Exchange Act. Messrs. Ozanne (Chairman), Everets and Taylor comprise the Audit Committee of the Board of Directors and Messrs. Downey (Chairman) and Taylor are members of the Human Resources Committee of the Board of Directors.

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

Item 14.    Principal Accounting Fees and Services.

        Aggregate fees for professional services by PricewaterhouseCoopers LLP for 2007 and 2006 were:

Professional Services by PricewaterhouseCoopers LLP

	2007	2006
	(in thousands)
Audit	$1,644.4	$1,498.3
Audit-related	504.3	416.6
Tax	66.7	15.0
Other non-audit	—	31.4

Total	$2,215.4	$1,961.3

        Audit fees for the years ended December 31, 2007 and 2006 were for professional services rendered for the audits of the Company's consolidated financial statements, audits of the Subsidiaries, and issuance of consents and in 2006 comfort letters. Included in this amount is $0.1 million and $0.1 million in fees relating to consents that are reimbursed to the Company by the issuers of FSA-insured deals for the years ended December 31, 2007 and 2006, respectively.

        Audit related fees for the years ended December 31, 2007 and 2006 were for assurance and related services related to the Company's retirement plans, actuarial certifications and consultations concerning financial accounting and reporting standards.

        Tax fees for the year ended December 31, 2007 were related to tax compliance. Tax fees for the year ended December 31, 2006 were related to tax compliance.

        Other non-audit fees for the year ended December 31, 2007 were related primarily to work performed in conjunction with the licensing of the Company's Tokyo branch.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee of the Company's Board of Directors pre-approves all audit and non-audit related fees paid to the Company's auditors.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

1.    Consolidated Financial Statements

        Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

2.    Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report.

Schedule	Title
I	Parent Company Condensed Financial Information at December 31, 2007 and 2006 and for the Years Ended December 31, 2007, 2006 and 2005.
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
3.2
Certificate of Merger of PAJY Inc. into the Company under Section 904 of the Business Corporation Law of the State of New York (effective July 5, 2000). (Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2000 (the "September 30, 2000 10-Q"), and incorporated herein by reference.)

3.3
Certificate of Merger of White Mountains Holdings, Inc. and the Company into the Company under Section 904 of the Business Corporation Law (effective July 5, 2000). (Previously filed as Exhibit 3.2 to the September 30, 2000 10-Q, and incorporated herein by reference.)
3.4	Amended and Restated By-laws of the Company, as amended and restated on September 6, 2007. (Previously filed as Exhibit 3.0 to the September 30, 2007 10-Q, and incorporated herein by reference.)
4.1
Amended and Restated Trust Indenture dated as of February 24, 1999 (the "Amended and Restated Senior Indenture") between the Company and the Senior Debt Trustee. (Previously filed as Exhibit 4.1 to the Form S-3, and incorporated herein by reference.)
4.1A
Form of 6 7/8% Quarterly Interest Bond Securities due December 15, 2101. (Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 12, 2001 (the "December 2001 Form 8-K"), and incorporated herein by reference.)
4.1B
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
4.1D
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
4.1F	Officers' Certificate pursuant to Sections 2.01 and 2.03 of the Amended and Restated Senior Indenture. (Previously filed as Exhibit 3 to the July 2003 Form 8-K, and incorporated herein by reference.)
4.2
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee. (Previously filed as Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated November 22, 2006 (the "November 2006 8-K"), and incorporated herein by reference.)
4.2A
Financial Security Assurance Holdings Ltd., Officer's Certificate Pursuant to Sections 1.02 and 3.01 of the Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee. (Previously filed as Exhibit 10.2 to the November 2006 8-K, and incorporated herein by reference.)
4.2B	Form of Junior Subordinated Debenture, Series 2006-1. (Previously filed as Exhibit 10.3 to the November 2006 8-K, and incorporated herein by reference.)

10.1
Amended and Restated Agreement, dated as of April 21, 2006, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks and The Bank of New York, as agent. (Previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2006, and incorporated herein by reference.)
10.2
Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2005 (the "March 31, 2005 10-Q"), and incorporated herein by reference.)
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
10.4A†
2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated May 18, 2006 (the "May 2006 8-K"), and incorporated herein by reference.)
10.4B†
2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 14, 2008 (the "February 2008 8-K"), and incorporated herein by reference.)
10.5†
Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001, and incorporated herein by reference.)
10.6†
2004 Equity Participation Plan (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K (Commission File No. 1-12644) dated November 18, 2004 and filed on November 23, 2004 and incorporated herein by reference.)
10.6A†
2004 Equity Participation Plan, as amended on September 15, 2005. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference.)
10.6B†
2004 Equity Participation Plan, as amended on February 16, 2006. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2006 (the "February 2006 8-K"), and incorporated herein by reference.)
10.6C†	2004 Equity Participation Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.1 to the February 2008 8-K, and incorporated herein by reference.)
10.6D†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to the March 31, 2005 10-Q, and incorporated herein by reference.)

10.6E†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006. (Previously filed as Exhibit 10.2 to the February 2006 8-K, and incorporated herein by reference.)
10.6F†*	Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2008.
10.6G†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007. (Previously filed as Exhibit 10.6E to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2006 (the "December 31, 2006 10-K"), and incorporated herein by reference.)
10.6H†
Amendment to Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock to Robert P. Cochran, dated as of February 14, 2007 (Previously filed as exhibit 10.6F to the December 31, 2006 10-K, and incorporated herein by reference.)
10.6I†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)
10.6J†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006. (Previously filed as Exhibit 10.3 to the February 2006 8-K, and incorporated herein by reference.)
10.6K†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 14, 2008. (Previously filed as Exhibit 10.6 to the February 2008 8-K, and incorporated herein by reference.)
10.7†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 2006 8-K, and incorporated herein by reference.)
10.8†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.9†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)
10.9A†	2004 Deferred Compensation Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.2 to the May 2006 8-K, and incorporated herein by reference.)
10.9B†	2004 Deferred Compensation Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.2 to the February 2008 8-K, and incorporated herein by reference.)
10.10†
Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)
10.10A†	Severance Policy for Senior Management, as amended on May 18, 2006. (Previously filed as Exhibit 10.3 to the May 2006 8-K, and incorporated herein by reference.)
10.10B†	Severance Policy for Senior Management, as amended on February 14, 2008. (Previously filed as Exhibit 10.4 to the February 2008 8-K, and incorporated herein by reference.)

10.11†
Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.11A†
Share Purchase Program Agreement as amended on February 14, 2008, among Dexia Credit Local (successor to Dexia Public Finance Bank), Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.8 to the February 2008 8-K, and incorporated herein by reference.)
10.12†
Employment Agreement by and between the Company and Robert P. Cochran, as amended on February 14, 2008. (Previously filed as Exhibit 10.7 to the February 2008 8-K, and incorporated herein by reference.)
10.13†
Employment Agreement by and between the Company and Séan W. McCarthy, as amended on February 14, 2008. (Previously filed as Exhibit 10.8 to the February 2008 8-K, and incorporated herein by reference.)
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

24.1
Powers of Attorney. (Previously filed as (i) Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002, (ii) Exhibit 24.2 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004, (iii) Exhibit 24.2 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2005 and (iv) Exhibit 24.2 to the December 31, 2006 10-K, and incorporated herein by reference.)
24.2*	Power of Attorney.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Security Assurance Inc. and Subsidiaries 2007 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*
Filed herewith.

**
Furnished herewith.

†
Management contract of compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
By:	/s/ ROBERT P. COCHRAN
	Name:	Robert P. Cochran
	Title:	Chairman and Chief Executive Officer
	Dated:	March 19, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. COCHRAN Robert P. Cochran	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2008
/s/ SÉAN W. MCCARTHY Séan W. McCarthy*	President, Chief Operating Officer and Director	March 19, 2008
/s/ JOSEPH W. SIMON Joseph W. Simon*	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 19, 2008
/s/ LAURA A. BIELING Laura A. Bieling*	Managing Director and Controller (Principal Accounting Officer)	March 19, 2008
/s/ MICHÈLE COLIN Michèle Colin*	Director	March 19, 2008
/s/ BRUNO DELETRÉ Bruno Deletré*	Director	March 19, 2008
/s/ ROBERT N. DOWNEY Robert N. Downey*	Director	March 19, 2008

/s/ JOHN W. EVERETS John w. Everets*	Director	March 19, 2008
/s/ JACQUES GUERBER Jacques Guerber*	Director	March 19, 2008
/s/ AXEL MILLER Axel Miller*	Director	March 19, 2008
/s/ JAMES H. OZANNE James H. Ozanne*	Director	March 19, 2008
/s/ ROGER K. TAYLOR Roger K. Taylor*	Director	March 19, 2008
/s/ REMBERT VON LOWIS Rembert Von Lowis*	Director	March 19, 2008
/s/ XAVIER DE WALQUE Xavier de Walque*	Director	March 19, 2008

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

Schedule I
Parent Company Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	As of December 31,
	2007	2006
ASSETS:
Bonds at fair value (amortized cost of $33,935 and $39,839)	$34,292	$39,956
Short-term investments	350	1,900
Cash	1,099	844
Investment in subsidiaries	1,741,084	3,407,902
Deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP")	142,642	145,987
Deferred taxes	530,440	1,899
Other assets	16,713	17,564

TOTAL ASSETS	$2,466,620	$3,616,052

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable	$730,000	$730,000
Other liabilities	6,512	5,154
DCP and SERP	142,653	145,987
Taxes payable	9,641	12,599
Shareholders' equity	1,577,814	2,722,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,466,620	$3,616,052

Condensed Statements of Income
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net investment income	$1,743	$3,018	$1,266
Net realized gains (losses)	210	(108)	(395)
Net realized and unrealized gains (losses) on derivative instruments	324	761	(304)
Other income	6,618	14,831	2,152

TOTAL REVENUES	8,895	18,502	2,719

Interest and amortization expense	(46,336)	(29,096)	(26,993)
Other operating expenses	(13,672)	(20,403)	(6,539)

TOTAL EXPENSES	(60,008)	(49,499)	(33,532)

INCOME (LOSS) BEFORE EQUITY IN INCOME (LOSS) OF SUBSIDIARIES AND INCOME TAXES	(51,113)	(30,997)	(30,813)
Equity in income (loss) of subsidiaries	(31,170)	473,652	338,177

Income (loss) before income taxes	(82,283)	442,655	307,364
Income tax (provision) benefit	16,629	(18,501)	18,744

NET INCOME (LOSS)	$(65,654)	$424,154	$326,108

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Condensed Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Other operating expenses paid, net	$(8,282)	$(3,758)	$(1,678)
Net investment income received	5,965	7,520	6,869
Federal income taxes received	6,762	1,991	—
Interest paid	(47,277)	(26,878)	(26,993)
Dividend from subsidiary	—	140,000	87,000
Other	997	(1,057)	(2,689)

Net cash provided by (used for) operating activities	(41,835)	117,818	62,509
Cash flows from investing activities:
Proceeds from sales of bonds	46,328	55,650	41,837
Proceeds from maturities of bonds	4,726	2,410	—
Purchases of bonds	(44,995)	(87,098)	(27,830)
Capital contribution	(132,478)	(1,500)	(5,700)
Return of capital from subsidiary	—	—	48,000
Repurchase of stock by subsidiary	180,000	100,000	—
Surplus notes redeemed	108,850	—	—
Net change in short-term investments	1,664	45,931	(46,920)

Net cash provided by (used for) investing activities	164,095	115,393	9,387
Cash flows from financing activities:
Issuance of notes payable	—	295,788	—
Dividends paid	(122,005)	(530,050)	(71,059)

Net cash provided by (used for) financing activities	(122,005)	(234,262)	(71,059)
Effects of foreign exchange rates	—	—	—

Net (decrease) increase in cash	255	(1,051)	837
Cash at beginning of year	844	1,895	1,058

Cash at end of year	$1,099	$844	$1,895

        In 2007, 2006 and 2005, the Company's subsidiaries received a tax benefit of $0, $1,200 and $4,624, respectively, by utilizing the Company's losses. These balances were recorded as capital contributions.

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Condensed Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(65,654)	$424,154	$326,108
Equity in undistributed net income (loss) of subsidiary	35,486	(329,566)	(245,735)
Change in accrued investment income	200	(269)	154
Change in accrued income taxes	(568)	2,191	(6,676)
Provision (benefit) for deferred income taxes	(9,299)	20,775	(12,166)
Net realized losses (gains) on investments	(177)	108	395
Accretion of bond discount	(60)	(509)	(23)
Change in other assets and liabilities	(1,763)	934	452

Cash provided by (used for) operating activities	$(41,835)	$117,818	$62,509

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

2.    Significant Accounting Policies

        The Parent Company accounts for its investments in subsidiaries under the equity method.

3.    Long-Term Debt

        On November 22, 2006, FSA Holdings issued $300.0 million principal amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 5, 2066. The final repayment date of December 5, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSA Holdings may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. The proceeds from this offering were used to pay a dividend to the shareholders of FSA Holdings.

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

        On December 19, 2001, FSA Holdings issued $100.0 million of 6 7/8% notes due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

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

5.    Investment in subsidiaries

        At December 31, 2007, FSA Holdings held no FSA surplus notes. FSA repaid the balance of its surplus notes held by FSA Holdings in December 2007. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York. FSA Holdings previously employed surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

        FSA may repurchase shares of its common stock from FSA Holdings subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. In 2007 and 2006, the Company repurchased $180.0 million and $100.0 million, respectively, of shares of its common stock from FSA Holdings and retired such shares.

6.    Legal proceedings

        In the ordinary course of business, the Company and certain Subsidiaries are parties to litigation.

        On November 15, 2006, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice ("DOJ") issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs. On November 16, 2006, FSA received a subpoena from the Securities and Exchange Commission ("SEC") related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoenas requested that the Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business.

        See Note 7 for subsequent events relating to the Company's legal proceedings. There are no other material legal procedures pending to which the Company is subject.

7.    Subsequent Events

        On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the SEC's investigation concerning the bidding of municipal GICs. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company understands that it will have an opportunity to respond to the Wells Notice and to discuss the matter with the staff before any recommendation is made to the Commission.

        In March 2008, two purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives. The suits name as plaintiffs various named and unnamed states and municipalities and name as defendants a large number of major financial institutions, including the Company and FSA. The lawsuits make reference to the ongoing investigations by the DOJ Antitrust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006.

        The Company has also received various regulatory inquiries and requests for information. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General related to antitrust concerns associated with the municipal rating scales employed by Moody's and a proposal by Moody's to assign corporate equivalent ratings to municipal obligations.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
Par Outstanding by Type As of December 31, 2007
Net Par Outstanding by Program Type As of December 31, 2007
U.S. Municipal New Issues Sold(1)
Par of Non-U.S. Public Finance Obligations Insured by Monoline Insurance Companies(1)
Funded Asset-Backed Securities New-Issue Volume(1)
Worldwide Notional Amount of CDS Outstanding(1)
Asset-Backed Obligations Insured by Monoline Insurance Companies(1)
Summary of Insured Portfolio by Obligation Type As of December 31, 2007
Annual New Business Insured by Obligation Type
Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations
Net Par Outstanding
Public Finance Insured Portfolio by Location of Exposure As of December 31, 2007
Net Premiums Earned by Geographic Distribution
Par Value of FP Segment Debt by Type
Par Outstanding
Case Reserves
Rollforward of Loss and Loss Adjustment Expense Reserves
General Investment Portfolio by Security Type
FP Investment Portfolio by Security Type
Available-for-Sale Securities in the VIE Investment Portfolio by Security Type
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings
Fair-Value Adjustments for Economic Hedges
Reconciliation of Book Value to Non-GAAP Adjusted Book Value
Total Originations
Financial Guaranty Segment
Premiums Earned
Net Premiums Earned by Geographic Distribution
General Investment Portfolio
Summary of Net Realized and Unrealized Gains (Losses) on Derivative Instruments in the Financial Guaranty Segment
Fair Value of Insured CDS Portfolio
Changes in Fair Value of Insured CDS Portfolio
Selected Information for Insured CDS Portfolio As of December 31, 2007
Selected Information for Insured CDS Portfolio As of December 31, 2006
Net Loss and Loss Adjustment Reserve Summary
Case Reserve Summary
Case and Non-Specific Reserves Assumptions
Financial Guaranty Segment Interest Expense
Reconciliation of Gross Premiums Written to Non-GAAP PV Premiums Originated
Financial Guaranty Segment Originations
Originations by Rating(1)
Distribution of Insured Portfolio by Ratings based on Net Par Outstanding
Public Finance Insured Portfolio by Location of Exposure
Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings
Financial Products Segment
Par Value of FP Segment Debt by Type
Exposures to Monolines and Ratings of Underlying Risks
Exposures to Monolines and Ratings of Underlying Risks (Continued)
Contractual Obligations(4)
Summary of Cash and Investments
General Investment Portfolio Fixed-Income Securities by Rating As of December 31, 2007(1)
Summary of General Investment Portfolio
General Investment Portfolio by Security Type
Aging of Unrealized Losses of Bonds in General Investment Portfolio As of December 31, 2007
Aging of Unrealized Losses of Bonds in General Investment Portfolio As of December 31, 2006
Distribution of Fixed-Income Securities in General Investment Portfolio by Contractual Maturity
Distribution of Mortgage-Backed Securities in General Investment Portfolio by Investment Category
Distribution of Mortgage-Backed Securities in General Investment Portfolio by Investment Category
FP Investment Portfolio Fixed-Income Securities by Rating(1)
Summary of FP Investment Portfolio
FP Investment Portfolio by Security Type
Selected Information for Mortgage-Backed Non-Agency U.S. RMBS Securities in FP Investment Portfolio
Distribution of FP Investment Portfolio by Contractual Maturity
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio As of December 31, 2007
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio As of December 31, 2006
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
Financial Security Assurance Holdings Ltd. and Subsidiaries Index to Consolidated Financial Statements and Schedule
Report of Independent Registered Public Accounting Firm
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Summary of Net Investment Income from General Investment Portfolio
General Investment Portfolio Fixed-Income Securities by Rating As of December 31, 2007
General Investment Portfolio by Security Type As of December 31, 2007
General Investment Portfolio by Security Type As of December 31, 2006
Aging of Unrealized Losses of Bonds in General Investment Portfolio As of December 31, 2007
Aging of Unrealized Losses of Bonds in General Investment Portfolio As of December 31, 2006
Distribution of Fixed-Income Securities in General Investment Portfolio by Contractual Maturity
Summary of XLFA Investment
FP Investment Portfolio Fixed Income Securities by Rating As of December 31, 2007
Available-for-Sale Securities in the FP Investment Portfolio by Security Type As of December 31, 2007
Available-for-Sale Securities in the FP Investment Portfolio by Security Type As of December 31, 2006
Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio As of December 31, 2007
Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio As of December 31, 2006
Distribution of Available-for-Sale Securities in the FP Investment Portfolio by Contractual Maturity
Available-for-Sale Securities in the VIE Investment Portfolio by Rating As of December 31, 2007
Available-for-Sale Securities in the VIE Investment Portfolio by Security Type As of December 31, 2007
Available-for-Sale Securities in the VIE Investment Portfolio by Security Type As of December 31, 2006
Distribution of Available-for-Sale Securities in the VIE Investment Portfolio by Contractual Maturity
Summary of Assets Acquired in Refinanced Transactions
Rollforward of Deferred Acquisition Costs
Rollforward of Loss and Loss Adjustment Expense Reserves
Case Reserve Summary As of December 31, 2007
Case Reserve Summary As of December 31, 2006
Assumptions for Case and Non-Specific Reserves
Par Outstanding
Case Reserves
Maturity Schedule of FP Segment Debt
Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations
Contractual Terms to Maturity of Ceded Par Outstanding of Insured Obligations
Summary of Public Finance Insured Portfolio
Summary of Asset-Backed Insured Portfolio
Public Finance Insured Portfolio by Location of Exposure As of December 31, 2007
Components of Deferred Tax Assets and Liabilities
Effective Tax Rate Reconciliation
Reconciliation of Unrecognized Tax Benefit
Performance Shares
Dexia Restricted Stock Shares
Director Share Purchase Program Shares
Summary of Net Realized and Unrealized Gains (Losses) on Derivative Instruments
Fair Value of Insured CDS Portfolio
Changes in Fair Value of Insured CDS Portfolio
Selected Information for Insured CDS Portfolio As of December 31, 2007
Selected Information for Insured CDS Portfolio As of December 31, 2006
Hedging Ineffectiveness and Fails
Summary of Reinsurance
Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings
Other Assets
Other Liabilities and Minority Interest
Reconciliations of Segments' Pre-Tax Operating Earnings to Net Income
Amounts Reported for Related Party Transactions in the Consolidated Balance Sheets
Amounts Reported for Related Party Transactions in the Consolidated Statements of Operations and Comprehensive Income
Fair Value of Financial Instruments
Quarterly Financial Information
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9AT. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
2007 Summary Compensation Table(1)
Grants of Plan-Based Awards for 2007
Outstanding Equity Awards at 2007 Fiscal Year-End
2005/2006/2007 Performance Share Payout
Dexia Restricted Stock Vested During 2007
2007 Nonqualified Deferred Compensation
2007 Director Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
Professional Services by PricewaterhouseCoopers LLP
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
Schedule I Parent Company Condensed Financial Information
Condensed Balance Sheets (in thousands)
Condensed Statements of Income (in thousands)
Condensed Statements of Cash Flows (in thousands)
SCHEDULE II Financial Security Assurance Holdings Ltd. (Parent Company) Notes to Condensed Financial Statements