Form 10-Q
period 2008-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2008-05-15
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

         At May 10, 2008, there were 33,273,324 outstanding shares of Common Stock of the registrant (excludes 244,671 shares of treasury stock).

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	At March 31, 2008	At December 31, 2007
ASSETS
General investment portfolio:
Bonds at fair value (amortized cost of $5,328,305 and $4,891,640)	$5,468,063	$5,054,664
Equity securities at fair value (cost of $39,153 and $40,020)	38,241	39,869
Short-term investments (cost of $174,830 and $96,263)	177,899	97,366
Financial products segment investment portfolio:
Bonds at fair value (amortized cost of $18,114,910 and $18,334,417)	14,356,547	16,936,058
Short-term investments (at cost which approximates fair value)	1,513,631	1,927,347
Trading portfolio at fair value	287,625	349,822
Assets acquired in refinancing transactions (includes $172,578 and $22,433 at fair value)	213,464	229,264

Total investment portfolio	22,055,470	24,634,390
Cash	44,994	26,551
Deferred acquisition costs	346,456	347,870
Prepaid reinsurance premiums	1,129,211	1,119,565
Reinsurance recoverable on unpaid losses	125,178	76,478
Deferred tax asset	1,453,829	412,170
Other assets (includes $1,632,921 and $1,104,600 at fair value) (See Note 12)	2,048,000	1,714,456

TOTAL ASSETS	$27,203,138	$28,331,480

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$3,002,687	$2,870,648
Losses and loss adjustment expenses	526,301	274,556
Financial products segment debt (includes $9,413,591 at fair value at March 31, 2008)	20,888,930	21,400,207
Notes payable	730,000	730,000
Other liabilities and minority interest (includes $1,590,918 and $944,846 at fair value) (See Note 12)	2,010,862	1,478,255

TOTAL LIABILITIES AND MINORITY INTEREST	27,158,780	26,753,666

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	1,409,800	909,800
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $(1,264,880) and $(430,778)	(2,349,062)	(799,914)
Accumulated earnings	983,285	1,467,593
Deferred equity compensation	19,714	19,663
Less treasury stock at cost (244,671 and 244,395 shares held)	(19,714)	(19,663)

TOTAL SHAREHOLDERS' EQUITY	44,358	1,577,814

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$27,203,138	$28,331,480

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
REVENUES
Net premiums written	$195,382	$78,681

Net premiums earned	$72,905	$76,773
Net investment income from general investment portfolio	64,846	57,709
Net realized gains (losses) from general investment portfolio	160	(155)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	34,688	22,239
Net unrealized gains (losses)	(489,134)	(13,206)

Net change in fair value of credit derivatives	(454,446)	9,033
Net interest income from financial products segment	208,764	250,791
Net realized gains (losses) from financial products segment	—	534
Net realized and unrealized gains (losses) on derivative instruments (See Note 3)	430,766	31,577
Net unrealized gains (losses) on financial instruments at fair value	(424,642)	(3,113)
Income from assets acquired in refinancing transactions	3,722	5,852
Other income	(504)	5,828

TOTAL REVENUES	(98,429)	434,829

EXPENSES
Losses and loss adjustment expenses	300,429	4,390
Interest expense	11,584	11,584
Amortization of deferred acquisition costs	15,829	15,951
Foreign exchange (gains) losses from financial products segment	—	17,504
Net interest expense from financial products segment	239,267	241,683
Other operating expenses	19,854	30,262

TOTAL EXPENSES	586,963	321,374

INCOME (LOSS) BEFORE INCOME TAXES	(685,392)	113,455
Provision (benefit) for income taxes	(263,816)	28,259

NET INCOME (LOSS)	(421,576)	85,196
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(833,238) and $(12,339)	(1,547,544)	(22,914)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $864 and $328	1,604	610

Other comprehensive income (loss)	(1,549,148)	(23,524)

COMPREHENSIVE INCOME (LOSS)	$(1,970,724)	$61,672

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Treasury Stock
			Additional Paid-In- Capital		Accumulated Earnings	Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount					Shares	Amount
BALANCE, December 31, 2007	33,517,995	$335	$909,800	$(799,914)	$1,467,593	$19,663	244,395	$(19,663)	$1,577,814
Cumulative effect of change in accounting principle, net of deferred income tax provision (benefit) of $(15,683)					(29,126)				(29,126)

Balance at beginning of the year, adjusted	33,517,995	335	909,800	(799,914)	1,438,467	19,663	244,395	(19,663)	1,548,688
Net income (loss) for the year					(421,576)				(421,576)
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $(834,102)				(1,549,148)					(1,549,148)
Dividends paid on common stock					(33,606)				(33,606)
Cost of shares acquired						51	276	(51)	—
Capital contribution			500,000						500,000

BALANCE, March 31, 2008	33,517,995	$335	$1,409,800	$(2,349,062)	$983,285	$19,714	244,671	$(19,714)	$44,358

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Premiums received, net	$156,778	$47,130
Credit derivative fees received, net	32,819	30,852
Other operating expenses paid, net	(140,153)	(158,287)
Losses and loss adjustment expenses paid, net	(67,831)	(845)
Net investment income received from general investment portfolio	60,359	58,324
Federal income taxes paid	(8,235)	(6,914)
Interest paid on notes payable	(6,713)	(6,758)
Interest paid on financial products segment debt	(186,694)	(162,000)
Interest received on financial products segment investment portfolio	207,521	227,438
Financial products segment net derivative receipts	83,660	14,096
Purchases of trading portfolio securities in financial products segment	—	(98,772)
Income received from assets acquired in refinancing transactions	3,739	4,132
Other	4,816	7,126

Net cash provided by (used for) operating activities	140,066	(44,478)

Cash flows from investing activities:
Proceeds from sales of bonds in general investment portfolio	886,871	738,856
Proceeds from maturities of bonds in general investment portfolio	47,317	60,132
Purchases of bonds in general investment portfolio	(1,335,774)	(783,307)
Net (increase) decrease in short-term investments in general investment portfolio	(76,621)	6,959
Proceeds from sales of bonds in financial products segment	—	1,766,598
Proceeds from maturities of bonds in financial products segment	440,084	830,183
Purchases of bonds in financial products segment	(130,040)	(3,087,109)
Change in securities under agreements to resell	152,875	150,000
Net (increase) decrease in short-term investments in financial products segment	413,715	(42,792)
Net purchases of property, plant and equipment	(594)	(212)
Paydowns of assets acquired in refinancing transactions	13,953	15,374
Proceeds from sales of assets acquired in refinancing transactions	1,129	286
Other investments	792	14,732

Net cash provided by (used for) investing activities	413,707	(330,300)

Cash flows from financing activities:
Capital contribution	500,000	—
Dividends paid	(33,606)	(30,501)
Securities sold under agreement to resell	22,374	—
Proceeds from issuance of financial products segment debt	400,137	1,236,509
Repayment of financial products segment debt	(1,423,496)	(826,192)
Other	(1,168)	(220)

Net cash provided by (used for) financing activities	(535,759)	379,596

Effect of changes in foreign exchange rates on cash balances	429	240

Net (decrease) increase in cash	18,443	5,058
Cash at beginning of period	26,551	32,471

Cash at end of period	$44,994	$37,529

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

        The Company refinanced certain poorly performing transactions by employing refinancing vehicles to raise funds, prepay the claim obligations and take control of the assets. These refinancing vehicles are consolidated with the Company and considered part of the financial guaranty segment.

        Commencing in the fourth quarter of 2007, major financial institutions, including financial guaranty insurers, became subject to increasing stress. This led to ratings downgrades and negative outlooks for a number of the Company's competitors, as well as increased scrutiny from regulatory authorities and rating agencies. FSA and the Company's other insurance company subsidiaries are rated Triple-A/stable by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch"). However, the impact of recent developments on the financial guaranty insurance industry and the Company remains uncertain, and could include decreased demand for financial

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

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

        FSA Holdings is a direct subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation whose shares are traded on the NYSE Euronext Brussels and NYSE Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At March 31, 2008, Dexia Holdings owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were certain current and former directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Company's Director Share Purchase Program.

2.    BASIS OF PRESENTATION

        The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows as of and for the period ended March 31, 2008 and for all periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2007 consolidated balance sheet was derived from audited financial statements. The results of operations for the periods

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2.    BASIS OF PRESENTATION (Continued)

ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2008 presentation.

        The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at March 31, 2008 and December 31, 2007, the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the three months ended March 31, 2008 and 2007 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments and the deferral and amortization of policy acquisition costs and taxes. Actual results may differ from those estimates.

3.    FAIR VALUE MEASUREMENT

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), effective January 1, 2008. SFAS 157 addresses how companies should measure fair value when required to use fair value measures under GAAP. SFAS 157:

  •
  defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

  •
  establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

  •
  nullifies the guidance in Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-03"), which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

  •
  requires consideration of a company's creditworthiness when valuing liabilities; and

  •
  expands disclosure requirements about instruments measured at fair value.

        In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. The Company adopted SFAS 159 on January 1, 2008 and elected fair value accounting for certain fixed-rate FP segment debt and certain assets acquired in refinancing FSA-insured transactions not previously carried at fair value. See Note 4.

        The Company's valuation methodologies for its assets and liabilities measured at fair value were applied to all of the assets and liabilities carried at fair value effective January 1, 2008, whether those instruments are carried at fair value as a result of the adoption of SFAS 159 or in compliance with other authoritative accounting guidance.

        Fair value is based upon pricing received from dealer quotes or alternative pricing sources with reasonable levels of price transparency, internally developed estimates that employ credit-spread algorithms or models that use market-based or independently sourced market data inputs, including

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

yield curves, interest rates, volatilities, debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate instrument-specific data, such as maturity.

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        The Company has fair value committees to review and approve valuations and assumptions used in its models. These committees meet quarterly prior to issuing quarterly financial statements.

        The transition adjustment in connection with the adoption of SFAS 157 was an increase of $26.6 million after-tax to beginning retained earnings, which relates to day one gains that had been deferred under EITF 02-03.

        The following table summarizes the components of the fair-value adjustments included in the consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Derivatives
Net change in fair value of credit derivatives (See Note 10)	$(454,446)	$9,033

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(1) (See Note 11)	430,597	31,321
Other financial guaranty segment derivatives	169	256

Net realized and unrealized gains (losses) on derivative instruments	430,766	31,577

Net unrealized gains (losses) on financial instruments at fair value
Financial guaranty segment:
Assets acquired in refinancing transactions	(1,861)	—
Committed preferred trust put options	32,000	—

Net unrealized gains (losses) on financial instruments at fair value in the financial guaranty segment	30,139	—

FP segment:
Assets designated as trading portfolio	(62,198)	(3,113)
Fixed-rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	(422,811)	—
Fair-value adjustments attributable to the Company's own credit risk	30,228	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	(454,781)	(3,113)

Net unrealized gains (losses) on financial instruments at fair value	(424,642)	(3,113)

Other income(2)	(11,060)	529
Other operating expenses(2)	11,060	(529)
Other comprehensive income (loss), net of tax
General Investment Portfolio	(14,437)	(8,107)
Assets acquired in refinancing transactions	(709)	178
FP Investment Portfolio (See Note 5)	(1,533,102)	(15,736)
VIE Investment Portfolio	(900)	141

Total other comprehensive income (loss), net of tax	(1,549,148)	(23,524)

(1)
Represents derivatives not in designated fair-value hedging relationships.

(2)
Represents deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP") fair-value adjustment.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

Valuation Hierarchy

        SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  •
  Level 3—inputs to the valuation methodology are unobservable and significant drivers of the fair value measurement.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy requires the use of observable market data when available.

Inputs to Valuation Techniques

        Inputs refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk. Inputs may be observable or unobservable.

        Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

        Unobservable inputs are inputs that reflect management's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Valuation Techniques

        Valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

  •
  The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables or matrix pricing. Market multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

  •
  The income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. Income approach techniques rely on current market expectations of future amounts. Examples of income approach valuation techniques include

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

    present value techniques, option-pricing models that incorporate present value techniques, and the multi-period excess earnings method.

  •
  The cost approach is based upon the amount that currently would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

        The Company uses valuation techniques that it concludes are appropriate in the specific circumstances and for which sufficient data are available. In selecting the valuation technique to apply, management considers the definition of an exit price and considers the nature of the asset or liability being valued.

Financial Instruments Carried at Fair Value

        The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments within the valuation hierarchy.

General Investment Portfolio

        The fair value of bonds in the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio") is generally based on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use as inputs: dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. Assets in this category are primarily categorized as Level 2. The Company's equity securities are comprised mainly of its preferred stock investment in XL Financial Assurance Ltd ("XLFA"). The fair value of the Company's investment in XLFA is based on internally developed estimates of recoverability and is categorized as Level 3 in the valuation hierarchy.

        For short-term investments in the General Investment Portfolio the carrying amount is fair value, which are those investments with a maturity of less than one year at time of purchase. These short-term investments include money-market funds and other highly liquid short-term investments which are categorized as Level 1 on the valuation hierarchy, and foreign government and agency securities which are categorized as Level 2.

FP Segment Investment Portfolio

        The "FP Investment Portfolio" is comprised of investments made with the proceeds of FSA-insured GICs. Together with the portfolio of securities owned by the VIEs (the "VIE Investment Portfolio"), it forms the "FP Segment Investment Portfolio." The FP Investment Portfolio is broadly comprised of short-term investments, non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations ("CDOs"), and other asset-backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes securities classified as "trading." The fair value of bonds in the FP Segment Investment Portfolio is generally based on quoted

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use as inputs: dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. For assets not valued by quoted market prices received from dealer quotes or alternative pricing sources, fair value is based on either internally developed models using market based inputs or based on broker quotes for identical or similar assets. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market. Assets in the FP Segment Investment Portfolio are generally categorized as Level 2. Non-agency mortgage-backed investments are generally categorized as Level 3 due to the reduced liquidity that exists for such assets.

        For short-term investments in the FP Segment Investment Portfolio, which are those investments with a maturity of less than one year at time of purchase, the carrying amount is fair value. These short-term investments include overnight federal funds and money market funds, which are categorized as Level 1 on the valuation hierarchy.

        The trading portfolio is comprised of Sterling-denominated inflation-linked bonds for which fair value is based on broker quotes that are derived from an internally developed model that uses observable market inputs. The market inputs for the longer duration bonds in this portfolio (over 30 years) are not observable; therefore they are classified as Level 3 in the valuation hierarchy at March 31, 2008, whereas the shorter duration bonds are classified as Level 2.

Assets Acquired in Refinancing Transactions

        For certain assets acquired in refinancing transactions, fair value is either the present value of expected cash flows or a quoted market price as of the reporting date. This portfolio is comprised primarily of bonds, securitized loans, common stock, mortgage loans, real estate and short term investments, of which only bonds and common stocks are carried at fair value. The majority of the assets in this portfolio are categorized as Level 3 in the valuation hierarchy, except for the short-term investments and interest rate derivatives that economically hedge these assets, both of which are categorized as Level 2.

Credit Derivatives in the Insured Portfolio

        The Company's insured portfolio includes contracts accounted for as derivatives, namely,

  •
  CDS contracts in which the Company sells protection to various financial credit institutions, and in certain cases, purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies,

  •
  interest rate ("IR") swaps entered into in connection with the issuance of certain public finance obligations, which guaranty the municipality's performance under the IR swap to the IR swap counterparty, and

  •
  net interest margin ("NIM") securitizations issued after January 1, 2007 in connection with certain residential mortgage-backed securities ("RMBS") financings.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

The Company considers all such agreements to be a normal part of its financial guaranty insurance business but, for accounting purposes, these contracts are deemed to be derivative instruments and therefore must be recorded at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive income in the line item "net change in fair value of credit derivatives."

  Credit Default Swap Contracts

        In the case of CDS contracts, a trust that is consolidated by the Company writes a derivative contract that provides for payments to be made if certain credit events occur related to certain specified reference obligations, in exchange for a fee. The need to interpose a trust is a regulatory requirement imposed by the New York State Insurance Department as an exception to its general rule, in order to allow the financial guarantors to sell credit protection by entering into credit derivative contracts (albeit indirectly by guaranteeing the trust), while other types of insurance enterprises may neither directly enter into such credit derivative contracts, nor provide such guarantees to a trust. The trust's obligation on the CDS contracts it writes are guaranteed by a financial guaranty contract written by the Company that provides payments to the insured if the trust defaults on its payments under the derivative contract. In these transactions, the Company is considered the counterparty to a financial guaranty contract that is defined as a derivative. The credit event is typically based upon failure to pay or the insolvency of a referenced obligation. In such cases, the claim represents payment for the shortfall amount.

        The Company's accounting policy regarding CDS contract valuations is a "critical accounting policy and estimate" due to the valuation's significance to the financial statements since it requires management to make numerous complex and subjective judgments relating to amounts that are inherently uncertain. CDS contracts are valued using proprietary models because such instruments are unique, complex and are typically highly customized transactions. Valuation models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based on market developments and improvements in modeling techniques and the availability of market observable data. Due to the significance of unobservable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

        The assumed credit quality, the assumed credit spread attributable to credit risk exclusive of funding costs and the appropriate reference credit index or price source are significant assumptions that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in an increase in the expected exit value (amount required to be paid to exit the transaction due to wider credit spreads).

  Fair Value of CDS Contracts in which the Company Sells Protection

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. As most of the Company's CDS contracts are not traded, there are no observable "exit prices" in a principal market. Therefore, the determination of fair value is based on internally developed estimates of an exit price in a "hypothetical market" comprised of other market participants, namely other monoline financial guarantee insurers that have similar credit ratings or spreads as the Company. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

the CDS contract, discounted to present value and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        During the first quarter of 2008, the Company observed that CDS counterparties that prior to the first quarter had entered into pooled corporate CDS contracts and CDS of funded CDOs and CLOs directly with the Company were, due to concerns of these counterparties regarding the financial stability of the financial guaranty industry, rarely willing to enter into a CDS contract directly with a financial guarantor. Instead, these counterparties would generally enter into such contracts with the Company through a back-to-back arrangement with a bank that, unlike the Company, was prepared to post collateral to the counterparty as security for the bank's obligation under the CDS contract, referred to as an "intermediated" trade. In an intermediated trade, the Company receives a smaller fee than it receives in non-intermediated trades. Accordingly, the Company applied a discount factor to arrive at the fair value of these contracts to reflect that the Company does not currently receive full contract value because it does not post collateral. The Company believes that this discount factor has the effect of adjusting the fair value of these contracts for the Company's credit quality.

        Pooled Corporate CDS Valuation:    A pooled corporate CDS contract is a contract that insures the default risk of a pool of referenced corporate entities. As there is no observable exchange trading of bespoke pooled corporate CDS, the Company values these contracts using an internal pricing model that uses the mid-point of the bid and ask prices (the "mid-market price") of published third-party indexes as inputs to its pricing model, principally the Dow Jones CDX for domestic corporate CDS and iTraxx for European corporate CDS. Each such index provides price quotes for standard attachment and detachment points (or "tranches") for contracts with maturities of three, five, seven and ten years. The mid-market price is a practical expedient for the fair-value measurement within a bid-ask spread. Prices quoted for these tranches do not represent perfect pricing references, but are the only relevant market-based information available for this type of non-traded contract. The recent market volatility in the index tranches has had a significant impact on the estimated fair value of the Company's portfolio of pooled corporate CDS.

        The Company's valuation process for pooled corporate CDS involves stratifying its investment-grade and high-yield contracts by remaining term to maturity, consistent with the reference indexes. Within maturity bands, further distinction is made for contracts that have higher attachment points. As index prices are quoted for standard attachment and detachment points (or tranches), the Company calibrates the quoted index price to the typical attachment points for its individual CDS contracts in order to derive the appropriate value, which is then validated by comparing it with relevant recent market transactions, if available.

        In order to estimate the weighted-average market price of an investment-grade pooled corporate CDS contract, the Company multiplies the mid-market price quoted for a given tranche of a given duration as published in the CDX North America IG Index by the ratio of that tranche's width to the total tranche width for that given duration. In order to estimate the weighted-average market price for

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

high-yield pooled corporate CDS contracts, the Company uses the average of dealer prices obtained for the most senior quoted of the respective three year, five-year and seven-year tranches of the CDX North America High Yield Index and then applies a factor to the quoted prices. The factor is intended to calibrate the published index price to the Company's pooled corporate high-yield CDS contract, which reference entities are of higher credit quality than those reflected in the published CDX North America HY Index (as measured by weighted average rating factor).

        CDS of Funded CDOs and CLO Valuations:    As with pooled corporate CDS, there is no observable exchange trading of CDS of funded CDOs and CLOs. The Company estimates its market price with reference to the current all-in London Interbank Offered Rate ("LIBOR") spread for the Triple-A rated cash-funded CLOs as published by J.P. Morgan Chase & Co., which includes a credit and funding component. Depending on the absolute value of the LIBOR spread, the Company applies a factor to the spread as a means of estimating the fair value of its contract which only refers to the credit component.

        Other Structured Obligations Valuation:    For CDS for which observable market value information is not available, management applies its best judgment to estimate the appropriate current fair value. For example, the Company determines the fair value of CDS of European residential mortgage loan portfolios with reference to the recent auction prices of KfW Bankengruppe, the German development bank, when available.

  Fair Value of CDS Contracts in which the Company Purchases Protection

        The Company generally utilizes reinsurance to purchase protection for CDS contracts it writes in the same way that it employs reinsurance in respect of other financial guaranty insurance policies. The Company's use of reinsurance to mitigate risk exposures for CDS contracts and financial guaranty insurance policies are nearly identical as it involves the same reinsurers, the same underwriting process evaluating the reinsurers and the same credit risk management and surveillance processes supporting the reinsurance function. The Company enters into reinsurance agreements on CDS contracts primarily on a quota share basis. Under a quota share reinsurance agreement with a reinsurer, the Company cedes to the assuming reinsurer a proportionate share of the risk and premium.

        The Company determines the fair value of a CDS contract in which it purchases protection from a reinsurer (the "ceded CDS contract") as the proportionate percentage of the fair value of the related written CDS contract, and adjusted for any ceding commission and consideration of counterparty risk. In quota share reinsurance agreements, the assuming reinsurer typically pays a ceding commission periodically over the life of the CDS contract to the ceding company that is intended to defray the ceding company's costs for the services it provides to the reinsurer such as risk selection and underwriting activities. As an element of the fair value of the ceded CDS contract, the ceding commission paid to the ceding company represents the ceding company's marginal profit on the ceded CDS contract, i.e., the difference between the price of the protection the ceding company purchased from the reinsurer, which is net of the ceding commission, and the price that the ceding company would receive to exit the ceded CDS contract in its principal market, which is comprised of other ceding insurers of comparable credit standing. The Company applies a credit valuation adjustment to the fair value of a ceded CDS contract due from a reinsurer if the reinsurer's credit quality (as determined by CDS price if available, or if not, its credit rating) is less than that of the Company's based upon the premise that the exit market for these contracts would be another monoline financial guarantee insurer that has similar credit rating or spread as the Company.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

  Interest Rate Swaps and NIMs

        The Company insures IR swaps entered into in connection with the issuance of certain public finance obligations. Because the financial guaranty contract insures a derivative, the financial guaranty contract is deemed to be a derivative. Therefore, the contract is required to be carried at fair value, with the change in fair value being recorded in the income statement. As there is no observable market for these policies, the fair value of these contracts is determined by using an internally developed model and therefore, they are classified as Level 3 in the valuation hierarchy.

        The NIM securitizations issued in connection with certain mortgage-backed security financings are deemed to be hybrid instruments that contain an embedded derivative. The Company elected to record these financial instruments at fair value under SFAS 155, "Accounting for Certain Hybrid Financial Instruments." Changes in the fair value of these contracts are recorded in the consolidated statements of operations and comprehensive income. As there is no observable market for these policies, the fair value of these contracts is based on internally derived estimates and they are therefore classified as Level 3 in the valuation hierarchy.

FP Segment Derivatives

        All of the derivatives used in the FP segment, except for those used to hedge the VIE debt, are valued using a pricing model that uses observable market inputs, such as interest rate curves, foreign exchange rates and inflation indices. These derivatives are therefore classified as Level 2 in the valuation hierarchy, except for exchange traded futures contracts, which are classified as Level 1, or Level 3 if any of the significant model inputs were not observable in the market. On the date of adoption, all derivatives used to hedge VIE debt were valued by obtaining prices from brokers or counterparties, and accordingly were classified as Level 3 in the valuation hierarchy. At March 31, 2008, these derivatives were valued using a pricing model that uses observable market inputs such as interest rate curves, foreign exchange rates and inflation indices. Therefore these derivatives are classified as Level 2 in the valuation hierarchy at March 31, 2008, provided all of the significant model inputs were observable in the market, or Level 3 if not observable in the market.

Committed Preferred Trust Put Options

        As there is no observable market for the Company's committed preferred trust put options, fair value is based on internally derived estimates and therefore these put options are categorized as Level 3 in the fair value hierarchy.

        FSA determined the fair value of the committed preferred trust put options by estimating the fair value of a floating rate security with an estimated market yield reflective of the underlying committed preferred security structure and the relevant coupon based on the capped auction rate.

FP Segment Debt

        The fair value of the FP segment debt for which the Company elected the fair value option as described in Note 4 (the "fair-valued liabilities") is determined based on a discounted cash flow model. Fair value calculated by these models includes assumptions for interest rate curves based on selected benchmark securities and weighted average expected lives. In addition, the valuation of the fair-valued liabilities includes an adjustment to reflect the credit quality of the Company that represents the impact of changes in market credit spreads on these liabilities. The fair-valued liabilities are generally categorized as Level 3 in the valuation hierarchy.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        The following table presents the financial instruments carried at fair value at March 31, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
General investment portfolio:
Bonds	$—	$5,412,061	$56,002	$5,468,063
Equity securities	171	—	38,070	38,241
Short-term investments	66,295	111,604	—	177,899
Financial products segment investment portfolio:
Bonds	—	2,112,524	12,244,023	14,356,547
Short-term investments	1,513,631	—	—	1,513,631
Trading portfolio	—	95,740	191,885	287,625
Assets acquired in refinancing transactions	—	18,180	154,398	172,578
Other assets:
FP segment derivatives	—	1,136,952	32,479	1,169,431
Credit derivatives	—	—	294,676	294,676
DCP and SERP	136,725	89	—	136,814
Committed preferred trust put option	—	—	32,000	32,000

Total assets at fair value	$1,716,822	$8,887,150	$13,043,533	$23,647,505

Liabilities:
FP segment debt	$—	$—	$9,413,591	$9,413,591
Other liabilities:
FP segment derivatives	58,468	35,284	41,089	134,841
Credit derivatives	—	—	1,319,260	1,319,260
DCP and SERP	136,725	89	—	136,814
Other financial guarantee segment derivatives	—	3	—	3

Total liabilities at fair value	$195,193	$35,376	$10,773,940	$11,004,509

Changes in Level 3 Recurring Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the quarter ended March 31, 2008 for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable data to the overall fair value measurement. However, Level 3 financial instruments may include, in addition to the unobservable or Level 3 components, observable components; accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Level 3 assets were 47.9% of total assets at March 31, 2008. Level 3 liabilities were 39.7% of total liabilities at March 31, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

Level 3 Rollforward

		Total Pre-tax Realized/Unrealized Gains/ (Losses) (1) recorded in:
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at March 31, 2008
	Fair Value at January 1, 2008	Net Income (Loss)		Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3 (2)	Fair Value at March 31, 2008
	(in thousands)
General investment portfolio:
Bonds	$60,273	$—		$(1,923)	$(2,348)	$—	$56,002	$—
Equity securities	39,000	—		(930)	0	—	38,070	—
FP segment bonds	14,764,502	32,144	(3)	(2,218,600)	(334,023)	—	12,244,023	32,144
FP trading portfolio	250,575	(58,690	)(4)	—	—	—	191,885	(58,690)
Assets acquired in refinancing transactions	170,492	(2,034	)(5)	(1,091)	(12,969)	—	154,398	(2,034)
FP segment debt	(9,559,107)	(435,219	)(6)	—	580,735	—	(9,413,591)	(359,385)
Net FP segment derivatives(8)	591,325	(19,215	)(3)	—	(1,886)	(578,834)	(8,610)	(19,215)
Committed preferred trust put options	—	32,000	(4)	—	—	—	32,000	32,000
Net credit derivatives(8)	(537,321)	(487,263	)(7)	—	—	—	(1,024,584)	(486,994)

(1)
Realized and unrealized gains/(losses) from changes in values of Level 3 financial instruments represent gains/(losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Transfers are assumed to be made at the beginning of the period.

(3)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net unrealized gains (losses) on derivative instruments if not so designated.

(4)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(5)
Unrealized loss of $1.9 million reported in net unrealized gains (losses) on financial instruments at fair value.

(6)
Unrealized loss of $377.3 million reported in net unrealized gains (losses) on financial instruments at fair value, and interest of $57.9 million reported in net interest expense from financial products segment.

(7)
Reported in net change in fair value of credit derivatives.

(8)
Represents net position of derivatives. The consolidated balance sheets present gross assets and liabilities based on net counterparty exposure.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE OPTION

        In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments.

        The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its International Financial Reporting Standards reporting to Dexia. The requirement, under SFAS 157, to incorporate a reporting entity's own credit risk in the valuation of liabilities which are carried at fair value, has created some additional volatility in earnings as credit risk is not hedged. The following table provides detail regarding the Company's elections by consolidated balance sheet line as of January 1, 2008.

	Carrying Value of Financial Instruments	Transition Gain/(Loss) Recorded in Retained Earnings	Adjusted Carrying Value of Financial Instruments
	(in thousands)
Assets acquired in refinancing transactions	$163,285	$2,537	$165,822
FP segment debt	(9,470,797)	(88,310)	(9,559,107)

Pretax cumulative effect of adoption of SFAS 159		(85,773)
Deferred income taxes		30,021

Cumulative effect of adoption of SFAS 159		$(55,752)

Elections

        The following is a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections:

        On January 1, 2008, the Company elected to record the following at fair value:

  •
  Certain FP segment debt instruments including fixed-rate GICs for which interest rate risk is hedged using interest rate derivatives in accordance with the Company's risk management strategies, and certain VIE fixed-rate liabilities. The fair value election enabled the Company to record GICs hedged with IR swaps at fair value without having to designate them in a fair value hedge relationship under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as it had previously.

  •
  Certain fixed-rate assets in the portfolio of assets acquired in refinancing transactions. The fair value election enabled the Company to record those assets that are economically hedged with derivatives at fair value without having to designate them in a fair value hedge relationship under SFAS 133.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE OPTION (Continued)

Changes in Fair Value under the Fair Value Option Election

        The following table presents the pre-tax changes in fair value included in the consolidated statements of operations and comprehensive income for the quarter ended March 31, 2008, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

Three Months Ended March 31, 2008
(in thousands)
Assets acquired in refinancing transactions	$(1,861)
FP segment debt	(392,583)

        The Company elected to record at fair value under SFAS 155 certain NIM securitizations that were deemed to be hybrid instruments that contain an embedded derivative, as is further described in Note 3. Changes in fair value of these hybrid instruments are reported in "net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income.

        During the first quarter of 2008, the change in fair value of the FP segment debt attributable to instrument-specific credit risk was derived principally from changes in the Company's credit spread, which equated to a gain of approximately $30.2 million. The change in fair value of the assets acquired in refinancing transactions attributable to instrument-specific credit risk was de minimus.

Aggregate Fair Value and Aggregate Remaining Contractual Principal Balance Outstanding

        The following table reflects the aggregate fair value and the aggregate remaining contractual principal balance outstanding at March 31, 2008, for certain assets acquired in refinancing transactions and FP segment debt for which the SFAS 159 fair value option has been elected.

	March 31, 2008
	Remaining Aggregate Contractual Principal Amount Outstanding	Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$150,458	$151,134
FP segment debt(1)(2)	(8,935,313)	(9,413,591)

(1)
The fair-value adjustment for FP segment debt considers interest rate, foreign exchange rates and the Company's own credit risk. The Company economically hedges interest and foreign exchange rate risk through use of derivatives. The fair-value adjustments on these derivatives are recorded in net unrealized gains (losses) on financial instruments at fair value in the consolidated statements of operations and comprehensive income. See Note 11.

(2)
Represents accreted value for zero coupon.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed Income Securities by Rating

Percentage of FP Investment Portfolio March 31, 2008
Rating(1)
AAA	87.1%
AA	6.2
A	6.3
BBB	0.4

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at March 31, 2008.

        The FP Investment Portfolio includes FSA-insured investments. Of the bonds included in the FP Investment Portfolio at March 31, 2008, 4.5% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99.1% of the FSA-insured investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-insured investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 19.4% were insured by other monoline guarantors.

        At March 31, 2008, the primary source of the Company's unrealized losses recorded in accumulated other comprehensive income was from the FP Investment Portfolio. The FP Investment Portfolio is broadly comprised of short-term investments, non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs, and other asset-backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes foreign currency denominated securities classified as "trading," with fair value adjustments recorded in income. In the first quarter of 2008, the Company recorded unrealized losses of $62.2 million in the consolidated statements of operation and comprehensive income related to the trading portfolio, of which $86.9 million in losses was attributable to credit risk, which is not hedged. In the first quarter of 2007, the Company recorded unrealized losses of $3.1 million in the consolidated statements of operation and comprehensive income related to the trading portfolio. The Company economically hedges through the use of derivatives interest rate and foreign exchange rate risk in the FP Investment Portfolio. The following tables present

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

the amortized cost and fair value of available-for-sale bonds and short-term investments held in the FP Investment Portfolio:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$577,794	$872	$(45,601)	$533,065
Mortgage-backed securities	13,801,346	2,120	(3,367,080)	10,436,386
Corporate securities	528,320	10,890	(77,568)	461,642
Other securities (primarily asset-backed)	2,072,324	8,914	(309,733)	1,771,505

Total available-for-sale bonds	16,979,784	22,796	(3,799,982)	13,202,598
Short-term investments	1,504,361	—	—	1,504,361

Total available-for-sale bonds and short-term investments	$18,484,145	$22,796	$(3,799,982)	$14,706,959

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$556,241	$5,608	$(6,367)	$555,482
Mortgage-backed securities	14,080,222	8,998	(1,316,493)	12,772,727
Corporate securities	521,727	15,569	(18,074)	519,222
Other securities (primarily asset-backed)	2,056,868	10,963	(118,772)	1,949,059

Total available-for-sale bonds	17,215,058	41,138	(1,459,706)	15,796,490
Short-term investments	1,918,729	—	—	1,918,729

Total available-for-sale bonds and short-term investments	$19,133,787	$41,138	$(1,459,706)	$17,715,219

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

        The following tables show the gross unrealized losses and fair values of the available-for-sale bonds in the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio

	At March 31, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$484,031	$(39,555)	$444,476	(8.2)%
Mortgage-backed securities		1,569,793	(126,840)	1,442,953	(8.1)
Corporate securities		270,000	(54,000)	216,000	(20.0)
Other securities (primarily asset-backed)		751,542	(108,296)	643,246	(14.4)

Total	122	3,075,366	(328,691)	2,746,675	(10.7)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		—	—	—	—
Mortgage-backed securities		9,724,564	(2,630,702)	7,093,862	(27.1)
Corporate securities		65,000	(17,248)	47,752	(26.5)
Other securities (primarily asset-backed)		905,640	(194,770)	710,870	(21.5)

Total	578	10,695,204	(2,842,720)	7,852,484	(26.6)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		67,539	(6,046)	61,493	(9.0)
Mortgage-backed securities		2,384,721	(609,538)	1,775,183	(25.6)
Corporate securities		82,155	(6,320)	75,835	(7.7)
Other securities (primarily asset-backed)		59,357	(6,667)	52,690	(11.2)

Total	135	2,593,772	(628,571)	1,965,201	(24.2)
Total
Obligations of U.S. states and political subdivisions		551,570	(45,601)	505,969	(8.3)
Mortgage-backed securities		13,679,078	(3,367,080)	10,311,998	(24.6)
Corporate securities		417,155	(77,568)	339,587	(18.6)
Other securities (primarily asset-backed)		1,716,539	(309,733)	1,406,806	(18.0)

Total	835	$16,364,342	$(3,799,982)	$12,564,360	(23.2)%

(1)
The largest loss on an individual investment, in terms of absolute dollars, was $54.0 million, or 16.7% of its amortized cost.

(2)
The largest loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 33.3% of its amortized cost.

(3)
The largest loss on an individual investment, in terms of absolute dollars, was $30.9 million, or 40.7% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$159,215	$(3,958)	$155,257	(2.5)%
Mortgage-backed securities		7,913,682	(723,166)	7,190,516	(9.1)
Corporate securities		335,000	(14,412)	320,588	(4.3)
Other securities (primarily asset-backed)		1,324,000	(90,845)	1,233,155	(6.9)

Total	533	9,731,897	(832,381)	8,899,516	(8.6)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		—	—	—	—
Mortgage-backed securities		5,232,805	(568,375)	4,664,430	(10.9)
Corporate securities		82,161	(3,662)	78,499	(4.5)
Other securities (primarily asset-backed)		211,025	(26,231)	184,794	(12.4)

Total	223	5,525,991	(598,268)	4,927,723	(10.8)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		64,087	(2,409)	61,678	(3.8)
Mortgage-backed securities		282,554	(24,952)	257,602	(8.8)
Corporate securities		—	—	—	—
Other securities (primarily asset-backed)		57,826	(1,696)	56,130	(2.9)

Total	39	404,467	(29,057)	375,410	(7.2)
Total
Obligations of U.S. states and political subdivisions		223,302	(6,367)	216,935	(2.9)
Mortgage-backed securities		13,429,041	(1,316,493)	12,112,548	(9.8)
Corporate securities		417,161	(18,074)	399,087	(4.3)
Other securities (primarily asset-backed)		1,592,851	(118,772)	1,474,079	(7.5)

Total	795	$15,662,355	$(1,459,706)	$14,202,649	(9.3)%

(1)
The largest loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 30.1% of its amortized cost.

(2)
The largest loss on an individual investment, in terms of absolute dollars, was $21.3 million, or 32.1% of its amortized cost.

(3)
The largest loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

        At March 31, 2008, the FP Investment Portfolio had 67% of its portfolio in non-agency RMBS. After analysis of the credit quality and credit protections in the portfolio, and based on management's ability and intent to hold the FP assets to recovery or maturity, management concluded there were no other than temporary impairments ("OTTI"). At March 31, 2008, 87.1% of the assets in the FP Investment Portfolio were Triple-A rated. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and adverse rating actions on these securities may occur in 2008. At March 31, 2008, there were no securities that had been in an unrealized loss position of 20% or more for six months or longer.

        Management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, loss severity and prepayment speeds to determine expected loss in its evaluation of OTTI. It uses both proprietary and third-party models to analyze the underlying collateral of ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with the view that all payments of principal and interest will be made as contractually required. In particular, each non-agency RMBS investment in the FP Investment Portfolio was evaluated for OTTI at March 31, 2008 by applying projected default assumptions to various delinquency categories, starting with 30 days past due, in order to create a measure of loss coverage. Once default rate assumptions were applied by delinquency category, management applied a 45% severity rate to projected gross losses. The result of this calculation was then compared with the "hard" credit enhancement embedded in each asset. Hard credit enhancement includes the subordination and over-collateralization in a securitized asset structure, but does not include excess spread. At March 31, 2008, all but three assets in the FP Investment Portfolio passed this test. These three transactions were then required to be further analyzed as discussed below.

        Including the three securities noted above, management selected what it believed to be the 40 worst performing investments based upon loss coverage from each of the Alt-A and subprime investment categories for further analysis. The Alt-A sector, which consists of securities backed by mortgages to "near-prime" borrowers, was identified because this sector demonstrated the worst relative performance in terms of hard credit enhancement. The analysis for the selected Alt-A and subprime securities used a third party cash flow model that used observable market performance information. Management developed assumptions regarding conditional default rates, severity of loss and prepayment rates, which resulted in projected cumulative lifetime net losses for each of the selected Alt-A transactions ranging from 6.5% to 17.6% as a percentage of the original collateral balances. Subprime projected cumulative lifetime net losses ranged from 12.5% to 28.2%. The default, prepayment and severity of loss assumptions were modeled for each of the selected transactions to determine if those assumptions would result in a loss to the security held in the FP Investment Portfolio. If there were no projected ultimate losses to the security held in the FP Investment Portfolio, the security was deemed to perform. If the modeling results had indicated a collateral shortfall, the security value would have been deemed OTTI, which would have resulted in an OTTI charge being recorded through the consolidated statements of operations and comprehensive income. At March 31, 2008, each Alt-A and subprime security passed the above test and therefore was expected to perform. Therefore, no Alt-A or subprime securities in the FP Investment Portfolio were considered other-than-temporarily impaired as of that date.

        Management has determined that the unrealized losses in fixed-income bonds at March 31, 2008 are attributable primarily to the current market environment for mortgage-backed securities, including securities backed by subprime and Alt-A mortgage loans, and has concluded that these unrealized losses are temporary in nature on the basis of (a) the lack of principal or interest payment defaults on

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

these securities; (b) its analysis of the creditworthiness of the issuers; (c) its expectation that all payments of principal and interest will be made as contractually required, based on the tests previously described; and (d) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity.

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

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,504,361	$1,504,361	$1,918,729	$1,918,729
Due after ten years	1,364,255	1,235,843	1,317,809	1,316,947
Mortgage-backed securities(1)	13,801,346	10,436,386	14,080,222	12,772,727
Asset-backed and other securities(2)	1,814,183	1,530,369	1,817,027	1,706,816

Total available-for-sale bonds and short-term investments	$18,484,145	$14,706,959	$19,133,787	$17,715,219

(1)
Stated maturities for mortgage-backed securities of two to 39 years at March 31, 2008 and December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at March 31, 2008 and December 31, 2007.

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES

        The Company establishes loss and loss adjustment expense ("LAE") liabilities based on its estimate of specific and non-specific losses. LAE consists of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process.

        The Company calculates case reserves based upon identified risks inherent in its insured portfolio. If an individual policy risk has a reasonably estimable and probable loss as of the balance sheet date, a case reserve is established. For the remaining policy risks in the portfolio, a non-specific reserve is calculated to account for the statistically estimated inherent credit losses.

        The following table presents the activity in non-specific and case reserves for the three months ended March 31, 2008. Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. In order to determine reasonableness of the non-specific reserve, management employs a methodology similar to that proposed in the Financial Accounting Standards Board ("FASB") proposed accounting guidance for financial guaranty contracts, which references a calculation of expected loss for risks that are below-investment-grade and high risk watch-list transactions. In the first quarter of 2008,

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

the result of the reasonableness test required a higher non-specific reserve than the statistical calculation in order to account for the significant negative migration of the second lien RMBS portfolio which resulted in estimates of loss in excess of the non-specific reserve balance.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non- Specific	Case	Total
	(in thousands)
December 31, 2007	$99,999	$98,079	$198,078
Incurred	300,429	—	300,429
Transfers	(354,137)	354,137	—
Payments and other decreases	—	(97,384)	(97,384)

March 31, 2008 balance	$46,291	$354,832	$401,123

Case Reserve Summary

	March 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$5,618,089	$4,535,008	$280,234	$228,829	8
Asset-backed—Alt-A	823,504	784,928	91,202	86,894	4
Asset-backed—other	128,870	115,764	22,829	6,847	7
Public finance	1,165,087	561,417	85,745	32,262	4

Total	$7,735,550	$5,997,117	$480,010	$354,832	23

(1)
The amount of the discount at March 31, 2008 for the total gross and net case reserves was $206.2 million and $191.0 million, respectively.

	December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$1,803,340	$1,442,657	$69,633	$56,913	5
Asset-backed—other(2)	47,185	40,554	8,289	6,267	4
Public finance	1,164,248	560,610	96,635	34,899	4

Total	$3,014,773	$2,043,821	$174,557	$98,079	13

(1)
The amount of the discount at December 31, 2007 for the total gross and net case reserves was $14.5 million and $3.3 million, respectively.

(2)
There were no Alt-A closed-end second-lien reserves in 2007.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Assumptions for Case and Non-Specific Reserves

	March 31, 2008	December 31, 2007
Case reserve discount rate	1.93%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	5.3	2.0

        During the first quarter, management increased net case reserves from $98.1 million to $354.8 million. The increase was primarily due to increased net reserves on home equity line of credit ("HELOC") transactions, which increased from $56.9 million at December 31, 2007 to $228.8 million at March 31, 2008, and the establishment of net reserves of $86.9 million on four Alt-A closed-end second-lien mortgage ("CES") transactions. HELOC transactions in the asset-backed portfolio have experienced greater than expected defaults in the first quarter of 2008. At March 31, 2008, the Company increased its projected estimated ultimate net loss (discounted to present value) to $333.1 million on HELOC transactions from $65.0 million. Such estimates of loss are net of reinsurance and anticipated recoveries and are reevaluated on a quarterly basis. In the first quarter of 2008, the Company paid net claims of $56.6 million in HELOC claims. This brought the inception to date net claim payments on HELOC transactions to $104.2 million. There were no claims paid on Alt-A CES through March 31, 2008.

        Credit support for the HELOC transactions is primarily provided by excess spread. Generally, once the overcollateralization is exhausted, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date.

        The Company assigns each insured credit to one of five designated surveillance categories to facilitate the appropriate allocation of resources to monitoring, loss mitigation efforts and rating the credit condition of each risk exposure. Such categorization is determined in part by the risk of loss and in part by the level of routine involvement required. The surveillance categories are organized as follows:

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

  •
  Category V reflects transactions where losses are probable. This category includes (1) risks where claim payments have been made and where ultimate losses, net of recoveries, are expected, and (2) risks where claim payments are probable but none have yet been made and ultimate losses, net of recoveries, are expected. Category IV and Category V transactions are subject to intense monitoring and intervention.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above:

Par Outstanding

	March 31, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$535,921	$401,825	$527,931	$395,470
Category III	9,091	5,629	8,467	5,053
Category IV	1,107	673	3,976	3,297
Category V no claim payments	2,066	1,447	2,654	1,737
Category V with claim payments	5,675	4,554	1,163	900

Total	$553,860	$414,128	$544,191	$406,457

Case Reserves

	March 31, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)
Category V no claim payments	$165,920	$115,313	$112,629	$64,430
Category V with claim payments	314,090	239,519	61,928	33,649

Total	$480,010	$354,832	$174,557	$98,079

        Management of the Company periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its mix of business and economic conditions. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ materially from current estimates.

        Management is aware that there are differences regarding the method of defining and measuring both case reserves and non-specific reserves among participants in the financial guaranty industry. Other financial guarantors may establish case reserves only after a default and use different techniques to estimate probable loss. Other financial guarantors may establish the equivalent of non-specific reserves, but refer to these reserves by various terms, such as, but not limited to, "unallocated losses," "active credit reserves" and "portfolio reserves," or may use different statistical techniques from those used by the Company to determine loss at a given point in time.

7.    FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. At March 31, 2008, interest rates were between 1.56% and 6.07% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include accretion of $981.3 million. VIE debt includes $1,000.5 million of future interest accretion on zero-coupon obligations. The following table

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    FINANCIAL PRODUCTS SEGMENT DEBT (Continued)

presents the combined principal amounts due under GIC and VIE debt for the remainder of 2008, each of the next four calendar years ending December 31, and thereafter:

Principal Amount
(in thousands)
2008	$3,207,078
2009	3,793,391
2010	2,034,881
2011	703,085
2012	1,233,823
Thereafter	11,420,611

Total	$22,392,869

8.    OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and asset-backed (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $852.4 billion at March 31, 2008 and $833.2 billion at December 31, 2007. The net amount of financial guaranties in force was $614.3 billion at March 31, 2008 and $598.3 billion at December 31, 2007.

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(in millions)
Domestic obligations
General obligation	$151,494	$146,883	$32,829	$32,427	$118,665	$114,456
Tax-supported	72,122	69,409	19,933	19,453	52,189	49,956
Municipal utility revenue	60,183	57,913	13,875	13,610	46,308	44,303
Health care revenue	26,092	25,843	11,999	11,796	14,093	14,047
Housing revenue	9,721	9,898	2,143	2,187	7,578	7,711
Transportation revenue	31,496	29,189	11,825	11,782	19,671	17,407
Education/University	8,212	7,178	1,795	1,710	6,417	5,468
Other domestic public finance	2,739	2,773	805	900	1,934	1,873

Subtotal	362,059	349,086	95,204	93,865	266,855	255,221
International obligations	50,080	49,224	22,064	21,925	28,016	27,299

Total public finance obligations	$412,139	$398,310	$117,268	$115,790	$294,871	$282,520

        The Company seeks to limit its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance. The gross, ceded and net par

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8.    OUTSTANDING EXPOSURE (Continued)

outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(in millions)
Domestic obligations
Residential mortgages	$22,043	$22,882	$3,020	$3,108	$19,023	$19,774
Consumer receivables	11,429	12,401	954	1,060	10,475	11,341
Pooled corporate	68,271	69,317	10,383	10,110	57,888	59,207
Other domestic asset-backed	3,889	4,000	1,817	2,024	2,072	1,976

Subtotal	105,632	108,600	16,174	16,302	89,458	92,298
International obligations	36,089	37,281	6,290	5,642	29,799	31,639

Total asset-backed obligations	$141,721	$145,881	$22,464	$21,944	$119,257	$123,937

9.    FEDERAL INCOME TAXES

        The total amount of unrecognized tax benefits at both March 31, 2008 and December 31, 2007 was $19.2 million. If recognized, the entire amount would favorably affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. For the period ended March 31, 2008, the Company accrued $0.2 million of expenses related to interest and penalties. Cumulative interest and penalties of $2.5 million had been accrued on the Company's balance sheet at March 31, 2008.

        The Company files consolidated income tax returns in the United States as well as separate tax returns for certain of its subsidiaries in various state and local and foreign jurisdictions, including the United Kingdom, Japan and Australia. With limited exceptions, the Company is no longer subject to income tax examinations for its 2003 and prior tax years for U.S. federal, state and local, or non-U.S. jurisdictions.

        Within the next 12 months, it is reasonably possible that unrecognized tax benefits for tax positions taken on previously filed tax returns will become recognized as a result of the expiration of the statute of limitations for the 2004 tax year, which, absent any extension, will close in September 2008.

        The 2008 and 2007 effective tax rates differ from the statutory rate of 35% as follows:

	Three Months Ended March 31,
	2008	2007
Tax provision (benefit) at statutory rate	(35.0)%	35.0%
Tax-exempt investments	(2.1)	(11.6)
Fair-value adjustment for committed preferred trust put options	(1.6)	0.0
Other	0.2	1.5

Total tax provision (benefit)	(38.5)%	24.9%

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9.    FEDERAL INCOME TAXES (Continued)

        The current-year effective tax rate reflects the lower ratio of tax-exempt interest income to year-to-date pre-tax loss due to the significant negative fair value adjustments.

        The additional losses from the HELOC and CES transactions led to a distorted budgeted effective tax rate. The Company, therefore, believes it is unable to make a reliable estimate using the effective rate method and has used the actual tax calculated for the period ended March 31, 2008.

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO

        Credit derivatives in the Company's insured portfolio are comprised primarily of CDS contracts in which the Company sells credit protection by entering into CDS contracts with various financial institutions. In certain cases the Company purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies. Management views these CDS contracts as part of its financial guarantee business, under which the Company intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133. The insured portfolio also includes financial guarantees of other derivative contracts that are required to be marked to market, namely insured interest rate swaps entered into in connection with the issuance of certain public finance obligations and insured NIM securitizations issued in connection with certain RMBS financings. The Company's net par outstanding of $82.3 billion and $84.3 billion relating to credit derivatives at March 31, 2008 and December 31, 2007, respectively, is included in the balances in Note 8.

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. The tables below illustrate the current required presentation with prior-period balances reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "Net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this caption would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

        The components of net change in fair value of credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$34,688	$22,239
Net unrealized gains (losses):
CDS	(491,000)	(11,732)
NIMs and interest rate swaps	1,866	(1,474)

Net change in fair value of credit derivatives	$(454,446)	$9,033

    (1)
    Includes amounts, which in prior periods were classified as premiums earned.

        The fair value of credit derivatives are reported in the balance sheet as "other assets" or "other liabilities and minority interest" based on the net gain or loss position with each counterparty, and incorporates both the realized and unrealized components. The unrealized component includes the market appreciation or depreciation of the derivative contracts, as discussed in Note 3.

Unrealized Gains (Losses) of CDS Portfolio(1)

	March 31, 2008	December 31, 2007
	(in thousands)
Pooled corporate CDS:
Investment grade	$(265,559)	$(111,586)
High yield	(273,749)	(142,509)

Total pooled corporate CDS	(539,308)	(254,095)
Funded CLOs and CDOs	(374,365)	(264,475)
Other structured obligations	(83,595)	(28,654)

Total	$(997,268)	$(547,224)

    (1)
    Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

Change in Unrealized Gains (Losses) of CDS Portfolio(1)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Pooled corporate CDS:
Investment grade	$(173,721)	$(6,757)
High yield	(141,842)	(2,366)

Total pooled corporate CDS	(315,563)	(9,123)
Funded CLOs and CDOs	(116,129)	(2,884)
Other structured obligations	(59,308)	275

Total	$(491,000)	$(11,732)

    (1)
    Excludes the changes in unrealized gains of $1.9 million and in unrealized losses of $1.5 million on other derivatives in the insured portfolio for the quarters ended March 31, 2008 and 2007, respectively.

        Prior to the adoption of SFAS 157 on January 1, 2008 (the "Adoption Date"), the Company followed EITF 02-03. Under EITF 02-03, the Company was prohibited from recognizing a profit at the inception of its CDS contracts (referred to as "day one" gains) because the fair value of those derivatives is based on a valuation technique that incorporated unobservable inputs. Accordingly, the Company deferred approximately $41.0 million pre-tax of day one gains related to the fair value of CDS contracts purchased that were not permitted to be recognized under EITF 02-03. As SFAS 157 nullified the guidance in EITF 02-03, on the Adoption Date the Company recognized in beginning retained earnings as a transition adjustment $41.0 million of previously deferred day one gains (pre-tax). See Note 3 for further discussion of the Company's adoption of SFAS 157.

        The negative fair-value adjustments in the first quarter of 2008 resulted from continued widening of credit spreads during the quarter. Despite the structural protections associated with the Company's CDS, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and collateralized loan obligations ("CLOs"), as with other structured credit products, resulted in a decline in fair value of these contracts. As a result, Triple-A spreads to LIBOR continued to widen in the first quarter and resulted in the significant adverse mark reflected in the CDS fair-value results.

        As the fair value of a CDS contract incorporates all the remaining future payments to be received over the life of the CDS contract, the fair value of that contract will change, in part, solely from the passage of time as fees are received. Absent any claims under the contract, any "losses" recorded in marking the contract to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the contract, and any "gain" recorded will be reversed by an equivalent "loss" over the remaining life of the transaction, with the cumulative changes in the fair value of the CDS contract summing to zero by the time of each contract's maturity.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts written by FSA are neither held for trading purposes nor used as hedging instruments.

  •
  FSA is not entitled to terminate its CDS contracts and realize a profit on a position that is "in the money," nor is a counterparty to its CDS contract generally able to force FSA to terminate a CDS contract that is "out of the money."

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry is not present in CDS contracts written by financial guarantors, whose terms are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        Credit derivatives in the asset-backed portfolio represent 69% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio. While most of the Company's CDS are pooled corporate exposures, there are also some CDS in other sectors, including $408.3 million in U.S. RMBS categories.

Selected Information for CDS Portfolio
at March 31, 2008

	Credit Ratings
										Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A		Other Investment Grades(2)		Below Investment Grade(3)	Net Par Outstanding
									(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	90%	1%		9%		—%		—%	$21,648	4.5
High yield	92	3		—		—		5	15,263	3.2
Funded CDOs and CLOs	28	65	(5)	7	(5)	—		—	33,189	3.2
Other structured obligations(4)	60	17	(5)	21	(5)	2	(5)	—	12,116	2.1

Total	61	30		8		0		1	$82,216	3.4

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

Selected Information for CDS Portfolio
at December 31, 2007

	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade	Net Par Outstanding
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(5)	—	—	—	33,000	3.4
Other structured obligations(4)	62	36	(5)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes one CDS with Double-B underlying rating.

(4)
Primarily infrastructure obligations and European mortgage-backed securities.

(5)
Amounts include transactions previously wrapped by other monolines.

11.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS

        The Company enters into derivative contracts to manage interest rate and foreign currency exposure in its FP Segment Investment Portfolio and FP segment debt. All gains and losses from changes in the fair value of derivatives are recognized in the consolidated statements of operations and comprehensive income whether designated in fair-value hedging relationships or not. These derivatives generally include futures, interest rate and currency swap agreements, which are primarily utilized to convert fixed-rate debt and investments into U.S.-dollar floating rate debt and investments. Hedge accounting is applied to fair-value hedges provided certain criteria are met.

        As a result of interest rate fluctuations, fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the fixed-rate assets and liabilities being hedged are expected to substantially offset this unrealized appreciation or depreciation relating to the risk being hedged.

        The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Gains or losses on the derivative instruments that are linked to the foreign currency denominated assets or liabilities being hedged are expected to substantially offset this variability.

        In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS (Continued)

the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Company uses analysis of the sensitivity of fair values to changes in the risk being hedged, as well as dollar value comparisons of the change in the fair value of the derivative to the change in the fair value of the hedged item that is attributable to the risk being hedged. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value must be assessed and documented at least quarterly. Any ineffectiveness must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

Hedging Ineffectiveness and Fails

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Ineffective portion of fair-value hedges(1)	$(429)	$283
Change in fair value of failed hedges	253	(377)

    (1)
    Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Changes in Hedge Accounting Designations

        In 2007, the Company designated certain interest rate swaps, which economically hedged FP GIC liabilities, as being in fair value hedging relationships. All derivative income, expense and fair value adjustments were reflected in the caption "Net interest expense from financial products segment" in order to offset interest expense and fair value adjustments on the hedged interest rate risk of the GICs, which were also recorded in that caption. With the adoption of SFAS 159 on January 1, 2008, the Company elected to discontinue hedge accounting for these GICs and elected the fair value option for certain fixed-rate liabilities in the FP segment debt portfolio (including fixed-rate VIE debt), as described in Note 4. The fair value option allows the fair value adjustment on these liabilities to be recorded in earnings without hedge documentation and effectiveness testing requirements prescribed under SFAS 133. However, when the fair value option is elected, the fair value adjustment of liabilities must incorporate all components of fair value, including valuation adjustments related to the reporting entity's own credit risk. Under hedge accounting, only the component of fair value attributable to the hedged risk (i.e. interest rate risk) was recorded in earnings. See Note 4.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS (Continued)

        As of January 1, 2008, fixed-rate assets in the available-for-sale FP Segment Investment Portfolio that are economically hedged with interest rate swaps were designated in fair value hedging relationships. Prior to January 1, 2008, changes in the fair-value of these economically hedged assets were recorded in accumulated other comprehensive income, whereas the corresponding changes in fair value of the related hedging instrument were recorded in earnings. Under fair value hedge accounting, the fair value adjustments related to the hedged risk are recorded in earnings and adjust the amortized cost basis of the related assets. The interest expense and fair value adjustments on the derivatives and the interest income and fair value adjustment on the assets attributable to the hedged interest rate risk are recorded in "Net interest income from financial products segment" in the consolidated statements of operations and comprehensive income, thereby offsetting each other and reflecting economic inefficiency on the hedging relationship in earnings. The Company does not seek to apply hedge accounting to all of its economic hedges.

Other Derivatives

        The Company enters into various other derivative contracts that do not qualify for hedge accounting treatment. These derivatives may include swaptions, caps and other derivatives, which are used principally as protection against large interest rate movements. Gains and losses on these derivatives are reflected in "net realized and unrealized gains (losses) on other derivative instruments" in the consolidated statements of operations and comprehensive income.

12.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST

        The detailed balances that comprise other assets and other liabilities and minority interest at March 31, 2008 and December 31, 2007 are as follows:

Other Assets

	March 31, 2008	December 31, 2007
	(in thousands)
Other assets:
FP segment derivatives at fair value	$1,169,431	$837,676
Credit derivatives at fair value	294,676	124,282
VIE other invested assets	24,417	24,091
Securities purchased under agreements to resell	—	152,875
DCP and SERP at fair value	136,814	142,642
Tax and loss bonds	155,352	153,844
Accrued interest in FP segment investment portfolio	35,223	52,776
Accrued interest income on general investment portfolio	68,055	63,546
Salvage and subrogation recoverable	1,830	39,669
Committed preferred trust put options at fair value	32,000	—
Other assets	130,202	123,055

Total other assets	$2,048,000	$1,714,456

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST (Continued)

Other Liabilities and Minority Interest

	March 31, 2008	December 31, 2007
	(in thousands)
Other liabilities and minority interest:
FP segment derivatives at fair value	$134,841	$99,457
Credit derivatives at fair value	1,319,260	702,564
DCP and SERP at fair value	136,814	142,653
Accrued interest on FP segment debt	187,263	186,854
Equity participation plan	71,057	112,151
Payable for securities purchased	42,900	—
Other liabilities and minority interest	118,727	234,576

Total other liabilities and minority interest	$2,010,862	$1,478,255

13.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on public finance and asset-backed obligations. The FP segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants, and the VIEs' operations. See Note 1 for description of business. The following tables summarize the financial information by segment on a pre-tax basis, as of and for the three months ended March 31, 2008 and 2007.

Financial Information Summary by Segment

	Three Months Ended March 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$(282,510)	$184,081	$—	$(98,429)
Intersegment	(5,863)	10,285	(4,422)	—
Expenses:
External	(342,644)	(244,319)	—	(586,963)
Intersegment	(3,746)	(676)	4,422	—
GAAP income to operating earnings adjustments	457,689	55,834	—	513,523

Pre-tax segment operating earnings (losses)	(177,074)	5,205	—	(171,869)

Segment assets	$8,851,565	$18,567,920	$(216,347)	$27,203,138

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    SEGMENT REPORTING (Continued)

	Three Months Ended March 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$155,595	$279,234	$—	$434,829
Intersegment	909	4,239	(5,148)	—
Expenses:
External	(56,677)	(264,697)	—	(321,374)
Intersegment	(4,239)	(909)	5,148	—
GAAP income to operating earnings adjustments	16,744	(1,704)	—	15,040

Pre-tax segment operating earnings	112,332	16,163	—	128,495

Segment assets	$7,097,773	$19,564,959	$(307,251)	$26,355,481

Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)

	Three Months Ended March 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$(177,074)	$5,205	$—	$(171,869)
GAAP income to operating earnings adjustments	(457,689)	(55,834)	—	(513,523)
Tax (provision) benefit				263,816

Net income (loss)				$(421,576)

	Three Months Ended March 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings	$112,332	$16,163	$—	$128,495
GAAP income to operating earnings adjustments	(16,744)	1,704	—	(15,040)
Tax (provision) benefit				(28,259)

Net income				$85,196

        The intersegment assets consist primarily of intercompany notes issued by FSA and held within the FP Investment Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and premiums paid by FSA Global on FSA-insured notes.

        GAAP income to operating earnings adjustments are primarily comprised of fair-value adjustments deemed to be non-economic. Such adjustments relate to (1) fair-value adjustments for credit derivatives in the insured portfolio, (2) impairment charges on investments, (3) fair-value adjustments for

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    SEGMENT REPORTING (Continued)

instruments with economically hedged risks and (4) fair-value adjustments attributable to the Company's own credit risk. Management believes that by removing these effects, and absent true credit impairment, the measure more closely reflects the underlying economic performance of segment operations.

        The GIC Subsidiaries and VIEs in the FP segment pay premiums to FSA, which is in the financial guaranty segment. In addition, management of FSA provides management, oversight and administrative support services ("indirect FP expenses") to the entities in the FP segment. The Company's management evaluates the FP segment based on the separate results of operation of the GIC Subsidiaries and FSAM, excluding the premium paid to FSA and including the indirect FP expenses. For the VIEs, the premium paid approximates the indirect expenses incurred by FSA.

14.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2007, the FASB issued FASB Staff Position FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP 39-1"). FSP 39-1 amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39"), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company's adoption of FSP 39-1 on January 1, 2008 did not have a material effect on the Company's consolidated financial statements.

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

        Based on the comment letter responses to the Exposure Draft, the FASB reopened deliberations on some of the proposed guidance of the draft. The final statement is expected to be issued in the second quarter of 2008. Until final guidance is issued by the FASB, the Company will continue to apply its existing policies with respect to the establishment of both case and non-specific loss reserves and the recognition of premium revenue.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of SFAS 133 ("SFAS 161"). This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

14.    RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on the notes to the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company is currently assessing the impact of SFAS No. 160 on the Company's consolidated financial position and results of operations.

15.    COMMITMENTS AND CONTINGENCIES

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

        In March and April 2008, three purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Hinds County, Mississippi et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the Southern District of New York, case No. 08 CV 2516), (ii) Fairfax County, Virginia et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, case No. 08-cv-00432) and (iii) City of Oakland, California, et al. v. AIG Financial products Corp. et al. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California, case No. CV 08 2116). In the lawsuits, a large number of financial institutions, including the Company, are named as defendants. The Company intends to contest these purported class action lawsuits.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        In this Quarterly Report, the Company has included statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "Forward-Looking Statements."

Executive Overview

Business Environment and Market Trends

        Financial Security Assurance Holdings Ltd. ("FSA Holdings" or, together with its consolidated subsidiaries, the "Company") operates in two business segments: financial guaranty and financial products ("FP"). The financial guaranty segment includes the operations of Financial Security Assurance Inc. ("FSA") and its subsidiaries, which provide financial guaranty insurance for public finance and asset-backed obligations. The FP segment is composed of non-insurance company subsidiaries that borrow funds by issuing either guaranteed investment contracts ("GICs") issued by certain subsidiaries of FSA Holdings (the "GIC Subsidiaries") or debt issued by certain consolidated variable interest entities (the "VIEs"). The Company invests the proceeds of FP segment debt issuances in fixed-income securities that satisfy the Company's investment criteria, with the objective of generating a positive net interest margin ("NIM"). The GIC Subsidiaries are consolidated by FSA Holdings, and the VIEs are consolidated by FSA. In both segments, the Company is affected by conditions in the financial markets and general economic conditions, primarily in the United States and also, to a growing extent, outside the U.S.

  Continuing Stress on the Financial Guaranty Industry

        A number of FSA's competitors in the financial guaranty industry announced sharp increases in projected losses on insured transactions in the last quarter of 2007 and were subsequently placed on negative outlook or review for downgrade by rating agencies. These guarantors generally had significant exposure to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS"), which include CDOs of CDOs (also referred to as CDO squared). Some were downgraded by one or more rating agencies in the first quarter of 2008, with FSA's two largest competitors placed on Triple-A Negative Outlook by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P") and downgraded to AA Negative Outlook by Fitch Ratings ("Fitch"), after rating agencies recalibrated their models in light of the deteriorating credit performance in the mortgage sector. FSA's ratings remained Triple-A with a stable outlook by Fitch, Moody's and S&P. These developments have reduced FSA's competition from certain other financial guarantors, at least in the short term, and created opportunities for the Company, as illustrated by the continued increase in FSA's share of the primary U.S. municipal bond insurance market since November of 2007.

        The deterioration of market perception of the financial guaranty industry continues to present an important challenge for FSA, as well as the entire industry. Concerns regarding the capital adequacy of Triple-A guarantors have drawn attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In

February 2008, the Superintendent of Insurance of the State of New York (the "New York Superintendent") stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring credit default swaps ("CDS") and certain structured finance obligations, such as CDOs of ABS, or separating the municipal insurance business from the non-municipal insurance business. There also have been proposals for a federal office to oversee bond insurers. The cost of buying protection in the CDS market on monoline names continued to rise markedly in the first quarter.

        The Company's affected competitors are taking a variety of actions to protect policyholders, restore stable Triple-A ratings and recover market confidence. Certain financial guaranty insurers have announced or are considering plans to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance. Some have raised substantial amounts of new capital.

        Management believes the stresses on the financial guaranty industry do not point to a systemic failure of the monoline business model but primarily to a single product area—CDOs of ABS backed by residential mortgage-backed securities ("RMBS"). While monolines are experiencing credit deterioration in other RMBS sectors, such as the home equity line of credit ("HELOC") and closed-end second-lien mortgage ("CES") sectors, the Company believes that the resulting losses should be manageable. However, the resolution of these recent developments and their long-term impact on the Company's competitive position and industry concentration remains uncertain. New regulatory restrictions on financial guaranty insurance business may limit FSA's business opportunities going forward.

        A new monoline competitor, Berkshire Hathaway, has obtained Triple-A ratings for Berkshire's Columbia Insurance Company and Berkshire Hathaway Assurance Corporation from Moody's and S&P. Some state pension funds have announced interest in establishing bond insurers. Additionally, the New York State Insurance Department announced that it has received inquiries regarding creation of new monolines from a U.S. bank and private equity fund.

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

        At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge, but it sees near-term conditions as providing increased opportunities, especially in the U.S. municipal market, at a time when FSA is well positioned within its industry and expects to command higher than historical premiums. The Company has no plans to restructure its operations into separate public finance and asset-backed businesses.

  Credit Deterioration in Certain RMBS Sectors Accelerated

        The credit crisis that began in 2007 followed several years of seemingly benign credit conditions, during which delinquency and default rates were comparatively low across the residential mortgage, consumer finance and corporate finance credit markets. Beginning in 2005, credit spreads were tight, indicating that investors were relatively undiscriminating about risk, and structures of some asset-backed securities were based on loss assumptions that have proven to be too optimistic. This was particularly true in the RMBS sector and with CDOs of ABS that contain a high percentage of RMBS. During these years, FSA maintained its underwriting and pricing standards, even though this meant declining to insure certain transactions.

        Beginning in 2005, the Company cut back insurance of RMBS and generally avoided insurance of CDOs of ABS. In all, FSA insured two CDOs of ABS with a total net par outstanding of $363 million: (1) a Double-A rated obligation insured in 2000 with $63 million net par outstanding and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral, and (2) a $300 million CDS excess-of-loss reinsurance transaction insured in 2005 at four times the original Triple-A attachment point. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of mezzanine tranches of subprime RMBS, with most credit concerns focused on 2006 and 2007 originations.

        In 2007, mortgage performance deteriorated rapidly, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed, and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the HELOC market, which generally involves prime borrowers, projected losses also rose to unprecedented levels. In the first quarter 2008, these borrowers began to default at much higher rates.

        Except for insured HELOC transactions, which have projected present value net cumulative lifetime losses of $333.1 million, and CES, which have projected present value net cumulative lifetime losses of $86.9 million, the Company's insured RMBS portfolio has generally performed within the loss tolerances structured into the transactions. Nearly all of the Company's exposure to subprime mortgages, excluding net interest margin securities ("NIMs"), is rated Triple-A. The exceptions are certain older transactions with $98 million in net par outstanding insured in the 1990s and 2000, and one 2007 transaction with $256 million in net par outstanding that was originally insured at Triple-A and recently internally downgraded to Triple-B.

        At March 31, 2008, approximately 67% of the Company's portfolio of investments supporting FSA-insured GICs (the "FP Investment Portfolio") was invested in non-agency RMBS, of which 88% were rated Triple-A, 7% rated Double-A, 4% rated Single-A and 1% rated Triple-B. Management has completed its quarterly analysis of possible other-than-temporary impairments for the first quarter of 2008. No assets were deemed to be other-than-temporarily impaired ("OTTI"), however, some transactions have less robust credit protection than others. If one or more transactions' protection credit performance deteriorates or progresses beyond management's current expectations, it could give rise to OTTI and potential economic loss. Other-than-temporary impairments may not reflect management's estimate of expected loss, but rather a decline in market price that will not reverse in a reasonable amount of time. In reporting operating earnings, management would include the amounts, if any, of OTTI that represent the present value of estimated economic losses.

        In the FP segment, the Company generally intends to hold its investments to maturity, consistent with its normal investment policy. Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on its GICs issued in connection with CDOs of ABS. At March 31, 2008, $280 million of CDO of ABS GICs had been unwound due to an event of default in the underlying CDO of ABS. The Company expects further withdrawals and is regularly evaluating general market conditions, as well as specific transactions. Beginning in the fourth quarter of 2007, the Company has been maintaining the liquidity available to its FP Investment Portfolio by investing newly originated GIC proceeds in short-term investments. As a result, the NIM on new business originations in the FP segment has been eliminated and, in some cases, negative NIM generated. Overall, NIM remained positive in the first quarter of 2008.

        The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress.

        In the first quarter of 2008, the current market turmoil has also resulted in disruptions in the domestic public finance market, evidenced by auction failures for auction rate municipal bonds, higher rates on variable rate demand notes and historic high yields for tax-exempt municipal bonds compared with U.S. government treasury securities. In the short-term, these conditions present the Company with new business opportunities to refinance outstanding obligations but, if they persist for an extended period of time, the Company's own insured obligations could experience increased losses because, in extreme cases, higher borrowing costs could put financial stress on municipal issuers, leading to defaults of FSA-insured securities.

        Management expects the credit environment to continue to be difficult through 2008. Although structures and pricing in the ABS market appear more attractive than at any time in recent years, the Company remains highly selective because credit performance remains unpredictable and market receptiveness for these obligations (translating into the interest rate borne by the insured securities) has declined significantly. Based on current market experience and lessons learned, management will be reevaluating all areas of ABS and MBS to be sure management is comfortable with its underwriting criteria going forward. Management has decided to eliminate underwriting HELOC and CES business.

  Illiquidity Continues to Limit Issuance Volume

        While credit problems remained largely concentrated in the mortgage market, the concerns they have generated continued to constrain liquidity across the capital markets in the first quarter of 2008. This had a negative impact on new-issue volume in the public finance and structured finance markets. Credit spreads continued to widen through the first quarter of 2008. Wider spreads necessitate unrealized negative fair-value (mark-to-market) adjustments through income for credit derivatives in the insured portfolio and through equity for certain FP investments, under accounting principles generally accepted in the United States ("GAAP"). On the other hand, wider spreads generally mean that a financial guarantor has more opportunities to sell insurance at higher premium rates. This was true in the primary U.S. municipal business, where FSA's business production was strong, based on a combination of wider credit spreads and investor's continued preference for FSA-insured securities. However, illiquidity reduced FSA's structured finance originations.

        The Company's net loss of $421.6 million for the three months ended March 31, 2008 was caused primarily by unrealized negative after-tax fair-value adjustments totaling $317.9 million for credit derivatives in the insured portfolio, comprising mainly pooled corporate CDS and CDS on funded collateralized loan obligations ("CLOs") and losses of $195.3 million. Management believes such fair-value adjustments in the first quarter of 2008 were due principally to the disruption in market liquidity and other technical factors in the CDS market. The fair-value adjustments must be made even if no credit losses are expected on the underlying securities. Absent any claims under the guarantees, any decreases or increases to income due to these marks will sum to zero by the time of each contract's maturity and are therefore one of the elements omitted from the non-GAAP measure operating earnings, which were negative $99.0 million for the three months ended March 31, 2008. See "—Summary Results of Operations and Financial Condition" and "—Non-GAAP Measures."

        Widening spreads related to market illiquidity also caused unrealized mark-to-market adjustments in the available-for-sale FP Investment Portfolio totaling negative $1,533.1 million after taxes for the first quarter of 2008, primarily resulting from changes in fair value of RMBS. The Company has the ability and intent to hold each asset to its maturity, and therefore, absent credit losses, marks should sum to zero when the asset matures. Given the large size of the FP Investment Portfolio ($15.0 billion carrying value), even a small price change can have a material impact on aggregate market value.

        At March 31, 2008, unrealized portfolio gains and losses and CDS fair-value adjustments had no effect on insurance company statutory equity or claims-paying resources, and rating agencies generally do not take these unrealized gains or losses into account for evaluating FSA's capital adequacy.

Summary Results of Operations and Financial Condition

        To more accurately reflect how the Company's management evaluates the Company's operations and progress toward long-term goals the Company discloses both GAAP and non-GAAP measures. Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance. The purpose and definition of each non-GAAP measure are briefly described when the term first appears. For a more complete explanation of these terms, see "—Non-GAAP Measures" below.

  Net Income and Operating Earnings

        For the three months ended March 31, 2008, the Company reported a net loss of $421.6 million, compared with net income of $85.2 million for the three months ended March 31, 2007. Net income reported in accordance with GAAP is volatile because it includes (a) fair-value adjustments for credit derivatives in the insured portfolio, (b) fair-value adjustments for instruments with economically hedged risks that are not in designated hedging relationships under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and adjustments related to non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads, (c) beginning January 1, 2008, fair-value adjustments related to the Company's own credit risk, and (d) where applicable, impairment charges that are not indicative of estimated economic loss. Beginning in the first quarter of 2008, operating earnings includes International Financial Reporting Standards ("IFRS") adjustments that serve to align the Company's compensation metrics (i.e. the non-GAAP measures operating earnings and adjusted book value ("ABV")) to those used by Dexia S.A. ("Dexia"), the Company's parent. The change was made in 2008, because all performance cycles for outstanding equity awards based on operating earnings without IFRS adjustments have expired. See "—Non-GAAP Measures." Operating earnings (losses) are reconciled to net income (loss) as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings (Losses)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net income (loss)	$(421.6)	$85.2
Less:
Fair-value adjustments for instruments with economically hedged risks, net of taxes(1)	(59.0)	0.0
Fair-value adjustments for credit derivatives in insured portfolio, net of taxes	(317.9)	(8.6)
Fair-value adjustments attributable to the Company's own credit risk, net of taxes(2)	51.6	—

Subtotal	(96.3)	93.8
IFRS adjustments	(2.7)	1.2

Operating earnings (losses)	$(99.0)	$95.0

(1)
Hedge ineffectiveness remains in operating earnings.

(2)
Comprised of the fair value adjustment attributable to the Company's own credit risk recorded on FP segment debt at fair value and committed preferred trust put options.

        The majority of the Company's economic hedges relate to FP segment interest rate derivatives used to convert the fixed interest rates of certain assets and liabilities to dollar-denominated floating rates based on the London Interbank Offered Rate ("LIBOR"). Without hedge accounting or a fair-value option, SFAS 133 requires the marking to fair value of each such derivative in income without the offsetting mark to fair value on the risk it is intended to hedge. The one-sided valuations for economically hedged risks that do not qualify for hedge accounting and unhedged credit risk valuations for instruments with fair-value option elections cause volatility in the consolidated statements of operations and comprehensive income. Management views fair-value adjustments on economically hedged risks together with the fair-value adjustments on the hedging items in order to analyze and manage hedge inefficiency, regardless of the prescribed accounting treatment. Under the Company's definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. For assets within the trading portfolio, operating earnings reflects the economic effect of hedged economic risks related to interest and foreign exchange rates. Operating earnings excludes non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads.

        Prior to January 1, 2008, the Company elected to comply with the SFAS 133 documentation and testing requirements for certain liability hedging relationships and for none of the asset hedging relationships. Effective January 1, 2008, the Company elected the fair value option under SFAS 159 for certain of its fixed rate liabilities, which allowed for fair value accounting through current income without the onerous SFAS 133 requirements. On January 1, 2008, the Company also elected to designate certain assets and derivatives in fair-value hedging relationships qualifying under SFAS 133.

        Fair-value adjustments for credit derivatives in the insured portfolio are excluded from operating earnings because, as discussed above under "—Business Environment and Market Trends—Illiquidity Continues to Limit Issuance Volume," management does not expect realized losses as a result of credit deterioration in this portfolio and expects the negative fair-value adjustments to reverse as these obligations approach their maturities. Derivatives represent approximately one-fifth of total net par outstanding, and consist mainly of CDS on pooled corporate risk. The underlying quality of FSA's total CDS portfolio was 91% Triple-A or "Super Triple-A," 8% Double-A and 1% below investment grade at March 31, 2008. "Super Triple-A" indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

        Fair value measurement rules under SFAS 157 require the consideration of the Company's own credit risk. The Company removes the effect on fair-value adjustments attributable to the Company's own credit risk from operating earnings and ABV.

  Trends in Operating Earnings

        First quarter 2008 vs. first quarter 2007:    Operating earnings decreased in both the financial guaranty and FP segments. In the financial guaranty segment, higher losses related to insured second-lien mortgage transactions were primarily responsible for producing negative segment operating earnings. In the FP segment, non-GAAP FP Segment NIM decreased due to management's decision to accumulate liquidity and the resetting of interest rates on both the FP Investment Portfolio and GICs. FP Segment NIM is a non-GAAP measure defined as the net interest margin from the FP segment excluding certain fair-value adjustments expected to sum to zero over time.

  Book Value and Adjusted Book Value

        Shareholders' equity under GAAP ("book value") was $44.4 million at March 31, 2008, compared with $1.6 billion as of December 31, 2007. The decline in the first quarter of 2008 was primarily a result of negative fair-value adjustments of $1.5 billion on the FP Investment Portfolio, negative fair-

value adjustments of $317.9 million on credit derivatives in the insured portfolio and negative operating earnings of $99.0 million, offset in part by a $0.5 billion capital contribution. The negative fair value adjustment in the FP Investment Portfolio recorded during the first quarter of 2008 was driven by RMBS and deemed to be temporary.

        Non-GAAP ABV was $5.0 billion at March 31, 2008 and $4.5 billion at December 31, 2007. Management uses ABV as a measure of performance and to calculate a portion of employee compensation. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. The ABV calculation relies on estimates of the amount and timing of installment premiums, credit derivative fees and NIM and applies discount factors to determine the present value. Actual values may vary from the estimates. For performance reporting purposes, the calculation of ABV includes adjustments to reflect IFRS results that the Company reports to its parent, Dexia, in order to better align the interests of employees with the interests of Dexia, whose accounts are maintained under IFRS. The IFRS adjustments relate primarily to accounting for foreign exchange, contingencies and fair-value adjustments.

        Ignoring dividends and capital contributions, ABV grew at a compounded annual growth rate of 14% over the last 12 months, driven primarily by the growth of present value ("PV") future net installment premiums and credit derivative fees and PV of future FP NIM ("PV NIM outstanding"), as well as unearned revenue. See "—New Business Production." ABV takes into account future revenue streams from unearned revenue recorded on the Company's balance sheet as well as PV premiums, credit derivative fees and PV NIM outstanding, which represent future revenue and cash flows not recorded on the balance sheet under GAAP. ABV deducts the effect of deferred acquisition costs ("DAC"), which represents costs incurred to acquire the future premium revenue flows, and fair- value adjustments that are expected to sum to zero by each contract's maturity, barring a credit event. Any credit deterioration indicating a realized loss on the investment or CDS portfolios would be recognized in operating earnings and ABV at such time that a loss is probable and reasonably estimable. ABV is reconciled to book value in the table that follows.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	March 31, 2008	December 31, 2007
	(in millions)
Shareholders' equity (GAAP)	$44.4	$1,577.8
After-tax adjustments:
Plus net unearned financial guaranty revenues	1,240.3	1,162.4
Plus PV outstanding(1)	875.9	857.8
Less net deferred acquisition costs	225.2	226.1
Less fair-value adjustments for credit derivatives in insured portfolio	(651.0)	(359.7)
Less fair-value adjustments attributable to the Company's own credit risk	80.9	—
Less fair-value adjustments for instruments with economically hedged risks	(59.5)	84.9
Less unrealized gains (losses) on investments	(2,396.2)	(848.4)

Subtotal	4,961.2	4,495.1
IFRS adjustments	1.7	0.2

Adjusted book value	$4,962.9	$4,495.3

(1)
PV outstanding includes the after-tax present value of future earnings from premiums, credit derivative fees, FP net interest margin and ceding commissions. The discount rate varies according to the year of origination. For each year's originations, the Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. The rate was 4.92% for 2008 and 4.86% for 2007.

New Business Production

        The Company employs the non-GAAP measure present value originations ("PV originations") to describe the economic value of the Company's new business originations in a given period.

        PV originations are estimated by the Company as the sum of:

  •
  the present value of financial guaranty originations, which includes the present value of premiums and credit derivative fees originated and represents estimated future installment premiums and credit derivative fees discounted to their present value, plus the nominal value of upfront premiums and credit derivative fees (see "—Non-GAAP Measures—Present Value Financial Guaranty Originations"), and

  •
  the present value of FP NIM originated in a given period ("PV NIM originated"), defined as estimated interest to be received on investments less estimated transaction expenses and interest to be paid on liabilities plus results from derivatives used for hedging purposes, discounted to present value (see "—Non-GAAP Measures—Present Value of Financial Products Net Interest Margin Originated").

Total Originations

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gross par insured	$20,474.7	$29,721.0
Gross PV originations	281.9	197.5

        For the three months ended March 31, 2008, PV originations increased 43% over that of the previous year, primarily due to increased FSA production in the U.S. public finance sector, which itself was attributable to a growing preference for FSA insurance over guarantees from certain other monolines, as well as wider credit spreads across FSA's financial guaranty markets, resulting in increased premium rates. The increase was partially offset by a decline in FP originations due to a general decrease in opportunities in the GIC market and the Company's decision to accumulate liquidity.

        Management believes that, by disclosing the components of PV originations in addition to premiums written, the Company provides investors with a more comprehensive description of its new business activity in a given period.

        "PV financial guaranty originations" is a measure of gross origination activity in the financial guaranty segment and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection purchased, which may be considerable, employed by the Company to manage its credit exposures.

Financial Guaranty Segment

Results of Operations

Financial Guaranty Segment

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net premiums earned in financial guaranty segment	$74.0	$78.0
Net investment income from general investment portfolio	64.8	57.7
Net realized gains (losses) from general investment portfolio	0.2	(0.1)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	34.7	22.2
Net unrealized gains (losses)	(489.1)	(13.2)

Net change in fair value of credit derivatives	(454.4)	9.0
Net realized and unrealized gains (losses) on derivative instruments	0.2	0.3
Net unrealized gains (losses) on financial instruments at fair value	30.1	—
Income from assets acquired in refinancing transactions	3.7	5.8
Other Income	(7.0)	5.8

Total Revenue	(288.4)	156.5
Losses and loss adjustment expenses	(300.4)	(4.4)
Interest expense	(15.3)	(15.8)
Amortization of deferred acquisition costs	(15.8)	(15.9)
Other operating expense	(14.9)	(24.8)

Total Expenses	(346.4)	(60.9)

Income (loss) before income taxes	(634.8)	95.6
GAAP income to operating earnings adjustments	457.7	16.7

Pre-tax segment operating earnings (losses)	$(177.1)	$112.3

        The financial guaranty segment includes the results of operations of the insurance company subsidiaries as well as the results of operations related to holding company activities. The primary components of financial guaranty segment earnings are premiums, credit derivative fees, net investment income from the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio"), income on assets acquired in refinancing transactions, loss and loss adjustment expenses ("LAE"), interest expense on corporate debt and other operating expenses. In prior periods, all credit derivative fees were recorded in premiums earned. Management analyzes segment results on a pre-tax operating earnings basis.

        First quarter 2008 vs. first quarter 2007:    In the financial guaranty segment, increased loss expense driven by deterioration of certain HELOC and Alt-A CES transactions was slightly offset by stronger realized gains on credit derivatives and net investment income. Higher upfront premiums and the $500 million capital contribution increased the General Investment Portfolio's invested asset balance, which increased net investment income from the General Investment Portfolio.

  Premiums Earned

Premiums Earned

	Three Months Ended March 31,
	2008	2007
	(in millions)
Premiums earned	$66.5	$61.8
Refundings	6.4	15.0

Consolidated net premiums earned	72.9	76.8
Intersegment premiums	1.1	1.2

Net premiums earned in financial guaranty segment	$74.0	$78.0

        Net premiums earned are broken down into two major categories: premiums earned on refundings and premiums earned on new and recurring insured obligations. Refundings may vary significantly from year to year as they are affected by the interest rate environment. In periods of declining interest rates, issuers generally seek to refinance their obligations. In cases where an issuer defeases or calls an outstanding obligation insured by the Company, all unearned premiums are accelerated and recognized in current earnings. Over the past several years, the Company has limited its originations of ABS due to management's avoidance of CDOs of ABS and restraint in other RMBS sectors. Generally, asset-backed transactions in FSA's insured portfolio have an average life of approximately 4.3 years. As transactions originated in earlier years rolled off, they were not being replaced with the same volume of new originations, resulting in a decline in asset-backed earnings. During much of the last three years, tightening credit spreads combined with a competitive market environment resulted in the Company foregoing opportunities to insure transactions due to unattractive premium rates or credit quality that did not comply with the Company's underwriting guidelines. There has been a considerable slow-down in the market for ABS issuances. At the same time, public finance premiums earned have steadily increased over the past several years and in the first quarter of 2008, the Company experienced its largest market share since inception, as the demand for FSA's financial guaranty increased, leading to improved pricing.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. The ratio of ceded premiums written to gross premiums written was 19% in the first quarter of 2008 and 37% in the first quarter of 2007.

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

Net Premiums Earned by Geographic Distribution

	Three Months Ended March 31,
	2008	2007
	(in millions)
Public Finance:
United States	$42.2	$47.4
International	11.1	8.0

Total Public Finance	53.3	55.4
Asset-Backed Finance:
United States	15.2	16.8
International	4.4	4.6

Total Asset-Backed Finance	19.6	21.4
Total United States	57.4	64.2
Total International	15.5	12.6

Consolidated net premiums earned	72.9	76.8
Intersegment premiums	1.1	1.2

Net premiums earned in financial guaranty segment	$74.0	$78.0

  Net Investment Income from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have increased since year-end as a result of higher upfront premium originations and a $500 million capital contribution in the first quarter of 2008, increasing net investment income. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 13% and 12% for the first quarter of 2008 and 2007, respectively.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio based on amortized cost and fair value.

General Investment Portfolio

	March 31, 2008			December 31, 2007
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
FSA available-for-sale portfolio:
Taxable bonds	$1,009.6	5.13%	$1,039.7	$936.8	5.28%	$955.4
Tax-exempt bonds	4,293.4	5.01	4,402.3	3,920.5	4.84	4,064.6
Short-term investments	172.9	1.73	175.9	89.0	4.34	90.1
Equity securities	39.2		38.2	40.0		39.9
FSA Holdings investment portfolio	25.5	5.06	26.4	34.3	5.00	34.6
Other	1.7		1.7	7.3		7.3

Total General Investment Portfolio	$5,542.3		$5,684.2	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

  Fair Value of Credit Derivatives

        The Company sells credit protection by insuring CDS contracts under which special purpose entities or other parties provide credit protection to various financial institutions. In certain cases the Company acquires back-to-back credit protection on all or a portion of the risk written, primarily by reinsuring its CDS guaranties. Management views these CDS contracts as part of its financial guarantee business, under which the Company generally intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133.

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. The tables below illustrate the current required presentation with prior period balances reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "Net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this caption would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

        The Company's insured portfolio includes other contracts accounted for as derivatives, namely interest rate swaps entered into in connection with the issuance of certain public finance obligations and net interest margin ("NIM") securitizations issued in connection with certain RMBS financings.

        The components of net change in fair value on credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$34.7	$22.2
Net unrealized gains (losses):
CDS	(491.0)	(11.7)
NIMs and interest rate swaps	1.9	(1.5)

Net change in fair value of credit derivatives	$(454.4)	$9.0

    (1)
    Includes amounts which in prior periods were classified as premiums earned.

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Under the SFAS 157 fair value hierarchy, all CDS valuations are categorized as Level 3. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of the CDS contract, discounted to present value and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        As the fair value of a CDS contract incorporates all the remaining future payments to be received over the life of the CDS contract, the fair value of that contract will change, in part, solely from the passage of time as fees are received. Absent any claims under the contract, any "losses" recorded in marking the contract to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the contract, and any "gain" recorded will be reversed by an equivalent "loss" over the remaining life of the transaction, with the cumulative changes in the fair value of the CDS summing to zero by the time of each contract's maturity. Unrealized fair-value adjustments for CDS have no effect on operations, liquidity or capital resources.

Unrealized Gains (Losses) of CDS Portfolio(1)

	March 31, 2008	December 31, 2007
	(in millions)
Pooled corporate CDS:
Investment grade	$(265.6)	$(111.6)
High yield	(273.7)	(142.5)

Total pooled corporate CDS	(539.3)	(254.1)
Funded CLOs and CDOs	(374.4)	(264.5)
Other structured obligations	(83.6)	(28.6)

Total	$(997.3)	$(547.2)

    (1)
    Upon the adoption of SFAS No. 157, "Fair Value Measurement," $40.9 million pre-tax, or $26.6 million after-tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

Changes in Unrealized Gains (Losses) of CDS Portfolio(1)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Pooled corporate CDS:
Investment grade	$(173.7)	$(6.7)
High yield	(141.9)	(2.4)

Total pooled corporate CDS	(315.6)	(9.1)
Funded CLOs and CDOs	(116.1)	(2.9)
Other structured obligations	(59.3)	0.3

Total	$(491.0)	$(11.7)

    (1)
    Excludes the changes in unrealized gains of $1.9 million and in unrealized losses of $1.5 million on other derivatives in the insured portfolio for the quarters ended March 31, 2008 and 2007, respectively.

        The negative fair-value adjustments in the first quarter of 2008 resulted from continued widening of credit spreads during the quarter. Despite the structural protections associated with the Company's CDS, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and CLOs, as with other structured credit products, resulted in a decline in the fair value of these contracts. As a result, Triple-A spreads to LIBOR continued to widen in the first quarter and resulted in the significant adverse mark reflected in the CDS fair-value results.

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts are neither held for trading purposes nor used as hedging instruments.

  •
  FSA is not entitled to terminate CDS and realize a profit on a position that is "in the money," nor is a counterparty to a CDS contract generally able to force FSA to terminate a CDS that is "out of the money."

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry is not present in CDS contracts sold by financial guarantors, whose terms are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        Credit derivatives in the asset-backed portfolio represent 69% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio. While most of the Company's CDS are pooled corporate exposures, there are also some CDS in other sectors, including $408.3 million in U.S. RMBS categories.

Selected Information for CDS Portfolio
at March 31, 2008

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A		Other Investment Grades(2)		Other Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
									(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	90%	1%		9%		—%		—%	$21,648	4.5
High yield	92	3		—		—		5	15,263	3.2
Funded CDOs and CLOs	28	65	(5)	7	(5)	—		—	33,189	3.2
Other structured obligations(4)	60	17	(5)	21	(5)	2	(5)	—	12,116	2.1

Total	61	30		8		0		1	$82,216	3.4

Selected Information for CDS Portfolio
at December 31, 2007

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Other Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(5)	—	—	—	33,000	3.4
Other structured obligations(4)	62	36	(5)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes one CDS with Double-B underlying rating.

(4)
Primarily infrastructure obligations and European mortgage-backed securities.

(5)
Amounts include transactions previously wrapped by other monolines.

  Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

        Beginning January 1, 2008, the Company, under SFAS No. 159, "Fair Value Option," elected to use the fair-value option for certain assets acquired in refinancing transactions. The adjustment to retained earnings at January 1, 2008 was negative $1.6 million after-tax, and the first quarter change in the fair-value was negative $1.9 million pre-tax. The fair-value option was elected in order to offset the fair-value adjustment on derivatives hedging interest rate risk of these refinancing assets with the corresponding fair-value adjustment on the hedged assets in income. The change in fair-value of the Company's committed preferred trust put options was $32.0 million pre-tax and was primarily due to widening FSA credit spreads during the quarter.

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

  Income from Assets Acquired in Refinancing Transactions

        Where the Company refinanced underperforming insured obligations, the underlying assets or obligations are carried on the consolidated financial statements and earn income. The Company manages such assets to maximize recovery value. The Company has not refinanced a transaction since 2004, and the related assets have either been sold or continue to run off and therefore the income contribution of these assets has been declining since 2005.

  Other Income

        Other income includes income and fair-value adjustments on assets held in respect of the Company's deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP"), foreign exchange gains or losses and other miscellaneous income items. DCP and SERP assets are held to defease the Company's plan obligations and the changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are offset by changes in the related liability, which are recorded in other operating expenses.

	Three Months Ended March 31,
	2008	2007
	(in millions)
DCP and SERP interest income	$1.8	$1.7
DCP and SERP fair-value adjustments	(11.1)	0.5
Realized foreign exchange gain (loss)	2.4	0.5
Other	6.5	3.1

Subtotal	(0.4)	5.8
Intersegment income (loss)	(6.6)	—

Total	$(7.0)	$5.8

  Losses

        During the first quarter, management increased net case reserves from $98.1 million to $354.8 million. The increase was primarily due to increased net reserves on HELOC transactions, which increased from $56.9 million at December 31, 2007 to $228.8 million at March 31, 2008, and the establishment of net reserves of $86.9 million on four Alt-A CES transactions. HELOC transactions in the asset-backed portfolio have experienced greater than expected defaults in the first quarter of 2008. At March 31, 2008, the Company increased its projected estimated ultimate net loss (discounted to present value) to $333.1 million from $65.0 million on HELOC transactions. Such estimates of loss are net of reinsurance and anticipated recoveries and are reevaluated on a quarterly basis. In the first quarter of 2008, the Company paid net claims of $56.6 million in HELOC claims. This brought the inception to date net claim payments on HELOC transactions to $104.2 million. There were no claims paid on Alt-A CES through March 31, 2008.

        Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date.

        The following table shows activity in the liability for losses and loss adjustment expense reserves, which consist of case and non-specific reserves.

Net Loss and Loss Adjustment Reserve Summary

	March 31, 2008			December 31, 2007
	General	Case	Total	General	Case	Total
	(in millions)
Beginning Balance	$100.0	$98.1	$198.1	$137.8	$53.0	$190.8
Transfers	(354.1)	354.1	—	(69.4)	69.4	—
Incurred	300.4	—	300.4	31.6	—	31.6
Claim payments	—	(97.4)	(97.4)	—	(24.3)	(24.3)

Ending Balance	$46.3	$354.8	$401.1	$100.0	$98.1	$198.1

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves.

Case Reserve Summary

	March 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$5,618	$4,535	$280.2	$228.8	8
Asset-backed—Alt-A CES	823	785	91.2	86.9	4
Asset-backed—other	129	116	22.8	6.8	7
Public finance	1,165	561	85.8	32.3	4

Total	$7,735	$5,997	$480.0	$354.8	23

(1)
The amount of the discount at March 31, 2008 for the total gross and net case reserves was $206.2 million and $191.0 million, respectively.

	December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOC	$1,803	$1,443	$69.6	$56.9	5
Asset-backed—other(2)	47	40	8.3	6.3	4
Public finance	1,164	561	96.7	34.9	4

Total	$3,014	$2,044	$174.6	$98.1	13

(1)
The amount of the discount at December 31, 2007 for the total gross and net case reserves was $14.5 million and $3.3 million, respectively.

(2)
There were no Alt-A CES reserves in 2007.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Case and Non-Specific Reserves Assumptions

	March 31, 2008	December 31, 2007
Case reserve discount rate	1.93%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	5.3	2.0

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

  Risks Most Sensitive to Loss in the Insured Portfolio

        In a volatile mortgage market, future HELOC reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for HELOCs are affected by multiple variables, including default rates, the rates at which new borrowings ("draws") under the HELOCs are funded, prepayment rates, recovery rates and the spread between LIBOR and Prime interest rates. Given that draw rates have reduced, management believes the key determinants of loss are (a) default rates and (b) recoveries on representations and warranties.

        In setting its HELOC reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting conditional default rate would remain constant for a period (or plateau) of another four months (through the end of 2008). Management then decreased the conditional default rate over 12 months to the "normal" conditional default rate, defined as the constant conditional default rate the transaction would have achieved had it experienced the prepayment rate, draw rate and lifetime losses expected at closing. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $60 million for each month the plateau is extended.

        The Company has had vendors reviewing loan files for several months, and believes many of the defaulted loans are subject to repurchase under the governing documents. Actual recoveries on representations and warranties, if any, may vary from the Company's estimates and are dependent on, among other things, the ability of the provider of the representations and warranties to pay, the strength of the actual representations and warranties and the facts supporting the representation and warranty breaches as well as the expenses the Company incurs pursuing recovery.

        In a volatile mortgage market, future Alt-A (or near-prime first lien) CES reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Alt-A CES are affected by multiple variables, including default rate, prepayment rates and recovery rates. Management believes the key determinant of loss is the default rates. In setting its Alt-A reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting conditional default rate would remain constant for a period of another four months (through the end of 2008), then decreased the conditional default rate over 12 months to the "normal" conditional default rate. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $7 million for each month the plateau is extended.

        FSA management believes that the liability it carries for losses and loss expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio's probability of default, its severity of loss and recoverables, and there can be no assurance that the liability for losses will not exceed such estimates.

        Management's estimation of losses in the HELOC and Alt-A CES portfolios assumes the dislocation in the U.S. residential mortgage market will continue through the end of 2008 and that the market conditions will return to normal by 2010 and/or that homeowners who have successfully made their loan payments for two years or more will default at more normalized or expected rates. If the market gets materially worse or does not recover as anticipated, or if the performance of the loans in the loss transactions does not improve with the U.S. residential market, management may need to allocate additional amounts from its non-specific loss reserve to its case reserves, or add to its non-specific reserve, to cover the projected performance of HELOCs or Alt-A CES.

        FSA has net par outstanding of $152 million related to Jefferson County, Alabama Sewer Revenue Refunding Warrants. On an uninsured basis, this debt is currently rated CCC by S&P and Caa3 by Moody's due to the Jefferson County Sewer Commission's disclosure that it may not be able to fully pay its debt service in 2008, as a result of increased expenses due to failed remarketing of auction rate securities and variable rate demand notes following the downgrade of its two largest bond insurers. FSA, together with other market participants, is working with the Jefferson County Sewer Commission to resolve its financial crisis. FSA does not currently expect a loss with regard to this exposure.

  Interest Expense

        Interest expense in the financial guaranty segment represents interest on corporate debt and intersegment interest on notes payable to GIC Subsidiaries related to the funding of the refinancing transactions. The table below shows the composition of the interest expense. The decrease in interest expense is primarily due to the declining balance of notes payable, which were used to fund the purchases of assets acquired in refinancing transactions and therefore are paid down in proportion to asset paydowns.

Financial Guaranty Segment Interest Expense

	Three Months Ended March 31,
	2008	2007
	(in millions)
Hybrid debt	$4.9	$4.9
Other corporate debt	6.7	6.7
Intersegment debt	3.7	4.2

Total financial guaranty segment interest expense	$15.3	$15.8

PV Financial Guaranty Originations

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company's premiums are collected in installments and because it excludes, beginning in the first quarter of 2008, written credit derivative fees and related future installments. Therefore, management calculates the non-GAAP measure "PV financial guaranty originations" as a measure of current-period premium and credit derivative fee production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of periodic premium and credit derivative fees and (2) premiums and credit derivative fees received upfront. The actual periodic premiums and fees received could vary from the amount estimated at the time of origination based on variances in the actual versus estimated outstanding debt balances and foreign exchange rate fluctuations. As a result, the realization of PV financial guaranty fees could be greater or less than the amount reported as originated.

        The Company's insurance policies, including policies accounted for as credit derivatives in the insured portfolio, are generally non-cancelable and remain outstanding for years from the date of inception, in some cases 30 years or longer. Accordingly, PV financial guaranty originations, as distinct from earned premiums, represents premiums, including premiums accounted for as credit derivative fees, to be earned in the future. See "—Non-GAAP Measures—Present Value of Financial Guaranty Originations" below for a more detailed discussion.

        The following table reconciles gross premiums written to PV financial guaranty originations.

Reconciliation of Gross Premiums Written to Non-GAAP PV
Financial Guaranty Originations

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gross premiums written	$242.1	$124.4
Gross installment premiums received	(35.1)	(36.9)

Gross upfront premiums originated	207.0	87.5
Gross PV estimated installment premiums originated	11.7	25.4

Gross PV premiums originated	218.7	112.9
Gross PV credit derivative fees originated	62.8	57.8

Gross PV financial guaranty originations	$281.5	$170.7

        The following table shows gross par and gross PV financial guaranty originations.

Financial Guaranty Originations

	Gross Par Originated for the Three Months Ended March 31,		Gross PV Financial Guaranty Originations Three Months Ended March 31,
	2008	2007	2008	2007
	(in millions)
United States:
Public Finance	$18,358.2	$14,264.3	$196.6	$74.0
Asset-backed	1,148.7	12,153.6	46.6	53.8

Total United States	19,506.9	26,417.9	243.2	127.8
International:
Public Finance	499.1	1,220.4	18.0	28.8
Asset-backed	468.7	2,082.7	20.3	14.1

Total International	967.8	3,303.1	38.3	42.9

Total financial guaranty originations	$20,474.7	$29,721.0	$281.5	$170.7

        The following table represents the ratings distribution at origination.

Financial Guaranty Originations by Rating(1)

	Three Months Ended March 31, 2008
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$5,958.7	32%	$1,121.3	69%
Double-A	4,494.1	24	—	—
Single-A	7,644.8	41	27.4	2
Triple-B	260.6	1	—	—

Total United States	18,358.2	98	1,148.7	71
International:
Triple-A	—	—	468.7	29
Single-A	435.0	2	—	—
Triple-B	64.1	0	—	—

Total International	499.1	2	468.7	29

Total financial guaranty originations	$18,857.3	100%	$1,617.4	100%

(1)
Based on internal underlying ratings at date of origination.

  Public Finance—U.S.

        First-quarter 2008 estimated U.S. municipal market volume of $84.9 billion was 21% lower than in the first quarter of 2007 due to widening credit spreads and the sharp decline in liquidity in the auction rate securities ("ARS") market. Insurance penetration was approximately 26%, compared with 51% in the first quarter of 2007, largely because of concerns related to the ratings outlook for a number of monoline industry players.

        FSA insured approximately 64% of the par amount of insured new U.S. municipal bond issues sold through March 31, significantly higher than FSA's typical market share in recent years, which has been approximately 25%.

        In U.S. public finance, FSA increased its par originated by 29% and PV financial guaranty originations by 166%, reflecting the market's strong preference for FSA-insured bonds. More than 98% of the municipal bonds FSA insured during the quarter had underlying credit quality of Single-A or higher.

  Public Finance—International

        In the international public finance markets, where the liquidity crunch has caused a general decline in activity and wider credit spreads, FSA's par originated decreased 59% in the first quarter and PV financial guaranty originations decreased 38%. FSA guaranteed the only insured infrastructure bonds issued in Europe during the first quarter, a £119 million acquisition financing by Belfast Gas Transmission Financing plc. FSA was also active in the secondary sterling utility market.

  Asset-Backed—U.S.

        In the first quarter, FSA's U.S. asset-backed production decreased 91% in par originated and 13% in PV financial guaranty originations. Relatively few new funded asset-backed securities were issued in the quarter due to market illiquidity. Exercising caution in light of the current credit environment, FSA focused on Super Triple-A pooled corporate CDS. It also insured one Triple-A residential mortgage transaction.

  Asset-Backed—International

        Outside the United States, FSA's asset-backed par originated decreased 78% for the first quarter, while PV financial guaranty originations increased 44%. As in the U.S., originations were concentrated in the Super Triple-A CDS sector, and PV financial guaranty originations rose despite the decline in par originated, primarily because of higher historical premium rates attributable to spread widening.

Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings at March 31, 2008 is shown below. Exposure amounts are expressed net of first-loss, quota share and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	March 31, 2008
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,500	$118,665	$178,014
Tax-supported	1,258	52,189	81,770
Municipal utility revenue	1,225	46,308	76,020
Health care revenue	253	14,093	25,774
Housing revenue	163	7,578	13,208
Transportation revenue	163	19,671	34,501
Education/University	145	6,417	10,695
Other domestic public finance	26	1,934	3,185

Subtotal	10,733	266,855	423,167
International obligations	174	28,016	62,680

Total public finance obligations	10,907	294,871	485,847

Asset-backed obligations
Domestic obligations
Residential mortgages	208	19,023	21,460
Consumer receivables	41	10,475	11,097
Pooled corporate	298	57,888	61,678
Other domestic asset-backed	67	2,072	2,637

Subtotal	614	89,458	96,872
International obligations	62	29,799	31,549

Total asset-backed obligations	676	119,257	128,421

Total	11,583	$414,128	$614,268

Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	March 31, 2008
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	2%	74%	23%
Double-A	42	7	31
Single-A	45	3	33
Triple-B	11	10	11
Other	0	6	2

Total	100%	100%	100%

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which U.S. municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	March 31, 2008
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,111	$37,448
New York	751	22,199
Texas	817	18,846
Pennsylvania	859	18,768
Illinois	744	15,414
Florida	295	14,927
Michigan	621	12,744
New Jersey	647	11,651
Washington	352	9,966
Massachusetts	237	7,631
Ohio	441	7,210
Georgia	129	6,764
Indiana	292	6,042
All other U.S. locations	3,437	77,245

Subtotal	10,733	266,855
International obligations	174	28,016

Total	10,907	$294,871

        At March 31, 2008, the public finance insured portfolio contained three obligations for which the Company estimates an ultimate net loss: an international infrastructure obligation, a healthcare transaction and a waste treatment facility transaction. At March 31, 2008, the Company had established $32.3 million in net case reserves for these transactions, based on its best estimate or on a present value basis of net losses, net of anticipated recoveries and reinsurance. The Company paid $0.8 million in the first quarter of 2008 and $0.8 million in the first quarter of 2007 in claims on public finance obligations, net of reinsurance and recoveries. Management continually monitors these obligations and adjusts reserves accordingly.

  Asset-backed Insured Portfolio

        The Company insures a wide variety of structured finance securities, including derivatives, which generally are investment grade at origination, typically with low loss severity in the event of default and low liquidity demands. See "—Results of Operations—Fair-Value Adjustments for Derivatives" for a discussion of the Company's credit derivatives in the insured portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the residential mortgage-backed categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. At March 31, 2008, the Company had established $322.5 million in net case reserves for these transactions, on a present value basis, net of anticipated recoveries and reinsurance. See "—Results of Operations—Losses." The Company paid $56.6 million on claims in the asset-backed sector in the first quarter of 2008, net of reinsurance and recoveries. During the first quarter of 2007, the Company recovered $0.1 million, net of reinsurance.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

        HELOCs:    HELOCs represent 5% of total asset-backed par outstanding. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses between 1% and 3% of original par. At underwriting and at originally expected net prepayment speeds, a typical finance company-originated HELOC pool would have sufficient protection to withstand losses of approximately 15% of original par. Prepayment speeds have exceeded expectations in a number of transactions, reducing excess spread available to cover losses. Default rates on several FSA-insured HELOC pools recently have risen to historically unprecedented levels, resulting in net FSA claim payments of $104.2 million through March 31, 2008. The Company has reduced its internal credit rating on ten HELOCs to below investment grade. At March 31, 2008, the Company projects present value cumulative lifetime net losses of $333.1 million across eight HELOCs.

        Alt-A Closed-End Second Lien Mortgages:    Alt-A closed-end second lien mortgages represent 1% of total asset-backed par outstanding. Closed-end second lien mortgage transactions insured by FSA are typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, with no assumed recovery, providing over three times coverage. All FSA-insured closed-end second-lien mortgage transactions were rated Triple-A at closing. Their performance has been deteriorating, and at March 31, 2008, the Company had reserved $86.9 million for these transactions. No claim payments have been made to date, and FSA does not expect to pay most of this amount until 2036 and thereafter. The Company does not currently expect losses on seven insured 2007 transactions with an aggregate net par of $742 million that are wrapped by other monolines.

        Subprime U.S. RMBS:    Subprime U.S. RMBS represent 4% of total asset-backed par outstanding. Nearly all subprime U.S. RMBS transactions insured by FSA are rated Triple-A, although some issues have been put on credit watch by one or more rating agencies. The exceptions are certain transactions insured in the 1990s and 2000 with net par outstanding of $98 million, which are reviewed quarterly for reserve sufficiency, and one 2007 transaction originally insured at Triple-A and internally downgraded as of fourth quarter 2007 to Double-A, with net par outstanding of $256 million. At origination, typical FSA-insured subprime RMBS transactions contain approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). If loss severity increased to 60%, more than 45% of all borrowers would have to default for the Company to pay a claim.

        NIM Securitizations:    NIM securitizations represent less than 0.2% of total asset-backed par outstanding. Since 2001, FSA has insured 67 NIM securitizations totaling $5.9 billion. Of this amount, 19 transactions, with an aggregate net par outstanding of $215 million, were outstanding at March 31, 2008. Twelve of FSA's outstanding NIM securitizations benefit from first-loss insurance or reinsurance.

        Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represent 1% of total asset-backed par outstanding. In a typical Alt-A transaction, FSA is protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination, FSA typically expects pool losses to equal 3%, which assumes a 35% severity rate and 9% foreclosure frequency. Holding severity constant, foreclosures would need to exceed 31% before FSA experienced a loss on its policies. All of the internally FSA-insured Alt-A first lien exposure was originally rated Triple-A. In April, the Company ran cash flow projections on this portfolio and downgraded 84% of the net par; 27% of the net par was reduced to Triple-B.

        Option Adjustable Rate Mortgages:    Option adjustable rate mortgage loan ("Option ARMs") securitizations represent 2% of total asset-backed par outstanding. All FSA-insured Option ARM transactions were originally rated Triple-A and are senior in the capital structures. These transactions are prepaying at moderate speeds and building overcollateralization. Although delinquencies are rising, there are few mortgage loan losses to date. In April 2008, the Company ran cash flow projections on this portfolio and internally downgraded 46% of the portfolio below Triple-A, including 13% to Triple-B.

Financial Products Segment

Results of Operations

Financial Products Segment

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net interest income from financial products segment	$208.4	$250.5
Net realized and unrealized gains (losses) on derivative instruments	430.6	31.3
Net unrealized gains (losses) on financial instruments at fair value	(454.8)	(3.1)
Net realized gains (losses) from financial products segment	—	0.6
Other income	10.2	4.2

Total Revenues	194.4	283.5
Net interest expense from financial products segment	(239.3)	(241.7)
Foreign exchange gains (losses) from financial products segment	0.0	(17.5)
Other operating expenses	(5.7)	(6.4)

Total Expenses	(245.0)	(265.6)

Income (loss) before income taxes	(50.6)	17.9

GAAP income to operating earnings adjustments	55.8	(1.7)

Pre-tax segment operating earnings	$5.2	$16.2

        First quarter 2008 vs. first quarter 2007:    The decrease in the FP Segment NIM was driven primarily by interest rates resetting to lower levels sooner for assets than for funding liabilities, lower interest income due to increased liquidity balances, and realized gains taken in the first quarter of 2007.

        The FP segment includes the results of operations of the GIC Subsidiaries and consolidated VIEs. Management's analysis of the FP segment is primarily based on FP Segment NIM, a non-GAAP measure. See "—Non-GAAP Measures—FP Segment NIM."

Reconciliation of Total NIM to Non-GAAP FP Segment NIM

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net interest income from financial products segment	$208.4	$250.5
Net realized gains (losses) from financial products segment	—	0.6
Net realized and unrealized gains (losses) on derivative instruments(2)	430.6	31.3
Net unrealized gains (losses) on fair valued financial instruments from financial products segment(2)	(454.8)	(3.1)
Net interest expense from financial products segment	(239.3)	(241.7)
Foreign exchange gains (losses) from financial products segment	(0.0)	(17.5)

Total NIM(1)	(55.1)	20.1
Intersegment income	10.7	4.5
Non-operating fair value adjustments	60.5	(0.0)

FP Segment NIM	$16.1	$24.6

(1)
Excludes other operating expenses

(2)
See Note 3.

	Three Months Ended March 31,
	2008	2007
	(in millions)
NIM generated by FP Investment Portfolio and GICs	$14.1	$23.7
NIM generated by VIEs	2.0	0.9

FP Segment NIM	$16.1	$24.6

        The Company is subject to an investigation by the Department of Justice and the SEC of bid-rigging of awards of municipal GICs. In the first quarter of 2008, purported class action law suits were commenced related to the subject of these investigations, naming as defendants a large number of financial institutions, including the Company. See Part II, "Item 1. Legal Proceedings."

        The following table summarizes the components of the fair-value adjustments included in the results of operations of the FP segment:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net realized and unrealized gains (losses) on derivative instruments
FP segment derivatives(1)	$430.6	$31.3

Net unrealized gains (losses) on financial instruments at fair value
FP segment:
Assets designated as trading portfolio	(62.2)	(3.1)

Fixed rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	(422.8)	—
Fair-value adjustments attributable to the Company's own credit risk	30.2	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	$(454.8)	$(3.1)

Other comprehensive income (loss), net of tax
FP Investment Portfolio	(1,533.1)	(15.7)
VIE Investment Portfolio	(0.9)	0.1

Total other comprehensive income (loss), net of tax	$(1,534.0)	$(15.6)

(1)
Represents derivatives not in designated fair-value hedging relationships.

PV NIM Originated

        Like installment premiums, PV NIM originated is expected to be earned and collected in future periods. The non-GAAP measure PV NIM originated represents the difference between the present value of estimated interest to be received on investments acquired during the period and the present value of estimated interest to be paid on liabilities issued by the FP segment issued during the period, net of transaction expenses, the expected results of derivatives used to hedge interest rate risk and the estimated effect of adverse changes in the expected lives of FP liabilities. The Company's future positive interest rate spread estimate generally relates to contracts or security instruments that extend for multiple years. More detail on this Non-GAAP measure can be found in "—Non-GAAP Measures—Present Value of Financial Products Net Interest Margin Originated."

Financial Products PV NIM Originated

	Three Months Ended March 31,
	2008	2007
	(in millions)
PV NIM originated	$0.4	$26.8

        In the FP segment, PV NIM originated decreased 98% for the first quarter. The Company had fewer opportunities to issue new GICs due to the curtailment of the credit-linked note market, which provided opportunities with attractive deposit terms in previous periods, and the slow start in the U.S. municipal bond market. At the same time, it continued to limit new longer term asset acquisitions in order to build liquidity in anticipation of earlier than anticipated withdrawals.

FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

Carrying Value of Assets
in the FP Segment

	March 31, 2008	December 31, 2007
	(in millions)
FP Investment Portfolio	$14,994.6	$18,065.0
VIE Investment Portfolio	1,163.2	1,148.2

Total	$16,157.8	$19,213.2

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

  FP Investment Portfolio

        The FP Investment Portfolio had 67% of its portfolio in non-agency RMBS at March 31, 2008 and December 31, 2007. After analysis of the credit quality and credit protections in the portfolio, and based on management's ability and intent to hold the FP assets to maturity, management did not take OTTI charges in the first quarter of 2008. At March 31, 2008, 87% of the assets in the FP Investment Portfolio were rated Triple-A. Rating agencies continue to monitor RMBS ratings closely, and adverse rating actions on these securities may occur in 2008.

        Management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, loss severity and prepayment speeds to determine expected loss in its evaluation of OTTI. It uses both proprietary and third-party models to analyze the underlying collateral of ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with the view that all payments of principal and interest will be made as contractually required. Each non-agency RMBS investment in the FP Investment Portfolio was evaluated for OTTI at March 31, 2008 by applying projected default assumptions to various delinquency categories, starting with 30 days past due, in order to create a measure of loss coverage. Once default rate assumptions were applied by delinquency category, management applied a 45% severity rate to projected gross losses. The result of this calculation was then compared with the "hard" credit enhancement embedded in each asset. Hard credit enhancement includes the subordination and over-collateralization in a securitized asset structure, but does not include excess spread. At March 31, 2008, all but three assets in the FP Investment Portfolio passed this test. These three transactions were then required to be further analyzed as discussed below.

        Including the three securities noted above, management selected what it believed to be the 40 worst performing investments based upon loss coverage from each of the Alt-A and subprime investment categories for further analysis. The Alt-A sector, which consists of securities backed by mortgage loans to "near-prime" borrowers, was identified because this sector demonstrated the worst relative performance in terms of hard credit enhancement. The analysis for the selected Alt-A and subprime securities used a cash flow model that used observable market performance information. Management developed assumptions regarding conditional default rates, severity of loss and prepayment rates, which resulted in projected cumulative lifetime net losses for each of the selected Alt-A transactions ranging from 6.5% to 17.6% as a percentage of the original collateral balances. Subprime projected cumulative lifetime net losses ranged from 12.5% to 28.2%. The default, prepayment and severity of loss assumptions were modeled for each of the selected transactions to determine if those assumptions would result in a loss to the security held in the FP Investment Portfolio. If there were no projected ultimate losses to the security held in the FP Investment Portfolio, the security was deemed to perform. If the modeling results had indicated a collateral shortfall, the security value would have been deemed OTTI, which would have resulted in an OTTI charge being recorded through the consolidated statements of operations and comprehensive income. At March 31, 2008, each Alt-A and subprime security passed the above test and therefore was expected to perform. The Company has the ability and intent to hold these securities to maturity. Therefore, no Alt-A or subprime securities in the FP Investment Portfolio were considered other-than-temporarily impaired as of that date.

        Given the market stress in the subprime and Alt-A sectors, management further stressed these securities by applying a parallel shift in the default curve, which resulted in an increase in projected cumulative lifetime net losses for each of the securities stressed. There are 17 Alt-A security positions, representing approximately $359 million of amortized cost, which are considered the most vulnerable to further performance deterioration and would be the positions most likely to trigger an OTTI charge in the future. See "—Liquidity and Capital Resources—Summary of Invested Assets—FP Investment Portfolio" for information regarding the FP Investment Portfolio.

  FP Segment Debt

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type

	March 31, 2008	December 31, 2007
	(in millions)
GIC debt:
Municipal	$6,913.7	$7,477.9
Non-municipal GICs:
CDOs of ABS GICs	5,713.0	6,099.8
Pooled corporate and CLO structured GICs	4,403.3	4,404.0
Other non-municipal GICs	747.9	786.2

Total non-municipal GICs	10,864.2	11,290.0

Total GIC debt	17,777.9	18,767.9
VIE debt	2,633.1	2,494.9

Total par value of FP segment debt	$20,411.0	$21,262.8

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

        Effective January 1, 2008, the Company elected to account for certain fixed rate FP segment debt at fair value under the fair value option in SFAS 159. The fair value option was elected to reduce volatility in income on fixed rate debt that is converted to floating U.S. dollar denominated debt through the use of derivatives. The fair value option allows the fair value adjustment on debt to be offset with the fair value on derivatives economically hedging interest and foreign exchange risk. All of the FP segment debt carried at fair value was categorized as Level 3 in the SFAS 157 fair value hierarchy.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        The table below shows other operating expenses with and without compensation expense and fair-value adjustments related to the Company's DCPs and SERPs. These fair-value adjustments are offset by the fair-value adjustments of the assets held to defease the plan obligations, which amounts are reflected in other income.

Other Operating Expenses

	Three Months Ended March 31,
	2008	2007
	(in millions)
Amortization of previously deferred underwriting expenses and reinsurance commissions	$15.8	$15.9

Other operating expenses	51.9	57.8
Underwriting expenses deferred	(27.2)	(33.7)
Financial products other operating expenses	4.2	4.0
Reinsurance commissions written, net	(14.3)	(13.7)
Reinsurance commissions deferred, net	14.3	13.7

Other operating expenses, excluding DCPs/SERPs	28.9	28.1
DCP/SERP expenses	(9.0)	2.2

Total other operating expenses	19.9	30.3

Total expenses	$35.7	$46.2

        Compensation expense consists largely of bonus and equity participation plan expenses, which are driven by the performance of the Company. The Company defines success by the level of operating earnings, growth in ABV per share and growth in book value per share. Although compensation expense declined, reflecting this quarter's performance, a lower overall deferral rate offset the decline. The overall deferral rate for the first quarter of 2008 was 48% versus 55% for the first quarter of 2007.

Taxes

        For the first three months, the Company's effective tax rate benefit was 39% in 2008 and a provision of 25% in 2007. The 2008 effective tax rate reflects a higher than expected benefit of 35% due to tax-exempt interest income and the tax-exempt fair value adjustments related to the Company's committed preferred securities. The 2007 rate differs from the statutory rate of 35% due primarily to tax-exempt interest.

Liquidity and Capital Resources

FSA Holdings Liquidity

        At March 31, 2008, FSA Holdings had cash and investments of $27.5 million available to fund the liquidity needs of its separate holding company operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from FSA and FSA's repurchase of its own shares from FSA Holdings. In February 2008, Dexia Holdings, Inc. contributed $500.0 million of additional capital to FSA Holdings. FSA Holdings contributed this amount to FSA to provide additional capacity to insure new financial guaranty business.

        FSA Holdings paid dividends of $33.6 million in the first quarter of 2008 and $30.5 million in the first quarter of 2007.

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

FSA's Liquidity

        In its financial guaranty business, premiums, credit derivative fees and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. FSA's primary uses of funds are to pay operating expenses, pay dividends to its parent FSA Holdings, and pay claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. FSA seeks to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. The Company has not drawn on any alternative sources of liquidity to meet its obligations in 2008 and 2007. In prior years, the Company has refinanced certain transactions using funds raised through its GIC Subsidiaries.

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

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2007, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following March 31, 2008 is approximately $185.5 million. FSA did not pay dividends in the first quarter of 2008 and 2007.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased shares of its common stock from FSA Holdings totaling $50.0 million in the first quarter of 2008, $180.0 million in 2007 and $100.0 million in 2006, and retired such shares.

        Management believes that FSA's expected operating liquidity needs, on both a short- and long-term basis, can be funded from its operating cash flow. The Company's primary sources of liquidity available to pay claims on a short- and long-term basis are cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and capital market transactions. FSA's ability to fund short- and long-term operating cash flow is also dependent on factors outside management's control such as general credit and liquidity conditions within the market.

        Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term competitive position and prospects for future business opportunities as well as its results of operations and financial condition. Credit ratings are an important component of a financial institution's ability to compete in the financial guaranty market.

FP Segment Liquidity

        In its FP segment, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the FP segment's operating cash flow and the maturity of its investments provide sufficient liquidity to pay its obligations. Uncertainties remain regarding the timing of withdrawals of GICs associated with the CDOs of ABS. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can sell investment assets, although the Company has the ability and management has the intent to hold these investments to maturity. To support this intent, as well as the Company's ability to hold the investments to maturity, the Company has been increasing short-term liquidity positions in the FP Investment Portfolio, which amounted to $1.5 billion at March 31, 2008, and may raise additional funds through the issuance of GICs or medium term notes or by entering into repurchase agreement transactions. Under stress scenarios, the FP segment may be required to access additional funds through the issuance of GICs at higher credit spreads reflective of the current market environment or other avenues that would be costly to the Company.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash provided by (used for) operating activities	$140.1	$(44.5)
Cash provided by (used for) investing activities	413.7	(330.3)
Cash provided by (used for) financing activities	(535.8)	379.6
Effect of changes in foreign exchange rates on cash balances	0.4	0.2

Net (decrease) increase in cash	18.4	5.0
Cash at beginning of period	26.6	32.5

Cash at end of period	$45.0	$37.5

  Cash Flow from Operations

        The primary source of the fluctuations in cash flow from operations between the first quarter of 2007 and the first quarter of 2008 was the purchase of bonds in the trading portfolio in 2007, which is included in cash flows from operations. Excluding these trading portfolio purchases, cash flow was $54.3 million in 2007. In 2008, the increase in cash flow from operations in the financial guaranty segment was primarily due to an increase in premiums received due to large upfront U.S. public finance originations and a decrease in compensation payments, offset partially by an increase in losses paid, as well as increases in the FP segment net derivative inflows, partially offset by an increase in interest paid on GICS.

        Net investment income from the General Investment Portfolio has increased compared to the first quarter of 2007 largely due to increased investment balances arising from premiums received and the investment of the $500.0 million capital contribution. Investment income related to assets acquired in refinancing transactions decline as those assets pay down or are sold. Losses paid increased significantly in the first quarter of 2008 versus the first quarter of 2007 due primarily to claim payments on insured HELOC obligations. Operating expenses decreased compared to first quarter 2007, due primarily to reduced share performance payments to employees. Net cash flow from FP interest increased from 2007 to 2008.

  Cash Flow from Investing and Financing Activities

        Investing activities consist primarily of purchases and sales of assets in the Company's various investment portfolios. The Company invests proceeds from the issuance of GICs and VIE debt in assets held within the FP Segment Investment Portfolio. Premium receipts are invested in the General Investment Portfolio. Proceeds from issuance of debt are classified as financing activities while the investment of those proceeds are classified as investing activities in the cash flow statement.

        Cash from financing activities, which includes a $500 million capital contribution received in the first quarter of 2008, decreased from the first quarter of 2007 to the first quarter of 2008. The decrease is primarily the result of a decline in new GIC issuances due to a decline in the GIC market as well as an increase in repayment of FP segment debt. During the first quarter of 2008, $280 million of CDO GICs were unwound due to an event of default in the underlying CDO of ABS.

Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	March 31, 2008
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets Acquired in Refinancing Transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,328.3	$5,468.1	$16,979.8	$13,202.6	$1,135.1	$1,153.9	$—	$—	$23,443.2	$19,824.6
Equity securities	39.2	38.2	—	—	—	—	—	—	39.2	38.2
Short-term investments	174.8	177.9	1,504.4	1,504.4	9.3	9.3	—	—	1,688.5	1,691.6
Trading portfolio	—	—	337.0	287.6	—	—	—	—	337.0	287.6
Assets acquired in refinancing transactions	—	—	—	—	—	—	210.3	213.5	210.3	213.5
Cash	43.0	43.0	2.0	2.0	—	—	—	—	45.0	45.0

Total	$5,585.3	$5,727.2	$18,823.2	$14,996.6	$1,144.4	$1,163.2	$210.3	$213.5	$25,763.2	$22,100.5

	December 31, 2007
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets Acquired in Refinancing Transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,891.6	$5,054.6	$17,215.1	$15,796.5	$1,119.4	$1,139.6	$—	$—	$23,226.1	$21,990.7
Equity securities	40.0	39.9	—	—	—	—	—	—	40.0	39.9
Short-term investments	96.3	97.4	1,918.7	1,918.7	8.6	8.6	—	—	2,023.6	2,024.7
Trading portfolio	—	—	337.2	349.8	—	—	—	—	337.2	349.8
Assets acquired in refinancing transactions	—	—	—	—	—	—	225.7	231.8	225.7	231.8
Cash	24.6	24.6	2.0	2.0	—	—	—	—	26.6	26.6

Total	$5,052.5	$5,216.5	$19,473.0	$18,067.0	$1,128.0	$1,148.2	$225.7	$231.8	$25,879.2	$24,663.5

(1)
Management believes the balances in the VIE Investment Portfolio and assets acquired under refinancing transactions are beyond the reach of the Company and its creditors.

        The Company includes, in its long-term bond portfolios, variable rate demand notes ("VRDNs") and ARS. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. VRDNs totaled $150.8 million at March 31, 2008 and $224.3 million at December 31, 2007. ARS totaled $52.1 million at March 31, 2008 and zero at December 31, 2007. At March 31, 2008, VRDNs and ARSs consisted of obligations backed by municipal obligors. For management purposes, VRDN and ARS have been managed as short-term investments, although recent failures in the ARS market have raised questions about the liquidity of ARS and, to a lesser extent, VRDNs.

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

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company records generally the difference between the book value and fair value of these securities (the "unrealized gains and losses") net of deferred tax, as a component of accumulated other comprehensive income. In the FP Investment Portfolio, after-tax unrealized losses of $2,455.2 million as of March 31, 2008 were recorded in other comprehensive income and resulted from the general widening of credit spreads in the mortgage-backed and asset-backed securities markets. At March 31, 2008 and December 31, 2007, unrealized after-tax losses of $40.4 million and $2.0 million, respectively, were recorded in the consolidated statements of operations and comprehensive income related to its trading portfolio.

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed-Income Securities by Rating(1)
at March 31, 2008

Rating
AAA	87.1%
AA	6.2
A	6.3
BBB	0.4

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at March 31, 2008.

        The FP Investment Portfolio includes FSA-Insured Investments. Of the bonds included in the FP Investment Portfolio at March 31, 2008, 4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 19% were insured by other monoline guarantors.

Summary of FP Investment Portfolio

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
FP Investment Portfolio:
Taxable bonds	$17,316.8	$13,490.2	$17,552.3	$16,146.3
Short-term investments	1,504.4	1,504.4	1,918.7	1,918.7

Total FP Investment Portfolio	$18,821.2	$14,994.6	$19,471.0	$18,065.0

FP Investment Portfolio by Security Type

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$12,692.6	$9,362.9	$13,016.0	$11,714.6
Agency RMBS(1)	1,108.8	1,073.5	1,064.3	1,058.2
U.S. Municipal bonds	577.8	533.1	556.2	555.4
Corporate(2)	865.3	749.2	858.9	869.0
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	468.8	377.0	471.0	431.6
Other (primarily asset backed)	1,603.5	1,394.5	1,585.9	1,517.5

Total available-for-sale bonds and trading portfolio	17,316.8	13,490.2	17,552.3	16,146.3
Short-term investments	1,504.4	1,504.4	1,918.7	1,918.7

Total FP Investment Portfolio	$18,821.2	$14,994.6	$19,471.0	$18,065.0

(1)
Includes RMBS or ABS issued or guaranteed by U.S. sponsored agencies (including but not limited to Fannie Mae or Freddie Mac).

(2)
Includes securities classified as trading.

        The table below shows the composition of the non-agency RMBS portfolio by credit rating, weighted average life and the related unrealized gains and losses included in accumulated other comprehensive income.

Selected Information for Non-Agency Mortgage-Backed U.S. RMBS
Securities in FP Investment Portfolio

	March 31, 2008
	Credit Ratings(1)
					Weighted Average Life	Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
	Triple-A	Double-A	Single-A	Triple-B
					(in years)	(dollars in millions)
Collateral type:
Subprime	88%	9%	2%	1%	3.7	$8,008.5	$(1,810.8)	$6,197.7	63%
Alt-A	99	1	—	—	6.8	2,834.3	(1,011.0)	1,823.3	23
Option ARMs	100	—	—	—	3.6	889.8	(234.4)	655.4	7
Closed-end second liens	47	—	50	3	2.2	203.8	(61.3)	142.5	2
HELOCs	64	—	36	—	3.7	298.6	(74.4)	224.2	2
NIM securitizations(2)	7	43	50	—	2.1	300.3	(84.1)	216.2	2
Prime	100	—	—	—	6.9	157.3	(53.7)	103.6	1

Total	88%	7%	4%	1%		$12,692.6	$(3,329.7)	$9,362.9	100%

(1)
Based on amortized cost. Ratings based on lower of S&P and Moody's.

(2)
At March 31, 2008, 0.3% of these securities were below investment grade and had a carrying amount of $0.8 million.

        The amortized costs and fair values of securities in the FP Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. In the first quarter of 2008, the weighted average expected life of the FP Investment Portfolio was 6.3 years.

Distribution of FP Investment Portfolio by Contractual Maturity

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,504.4	$1,504.4	$1,918.7	$1,918.7
Due after ten years	1,701.3	1,523.5	1,655.0	1,666.7
Mortgage-backed securities(1)	13,801.3	10,436.4	14,080.3	12,772.8
Asset-backed and other securities(2)	1,814.2	1,530.3	1,817.0	1,706.8

Total FP Investment Portfolio	$18,821.2	$14,994.6	$19,471.0	$18,065.0

(1)
Stated maturities for mortgage-backed securities of two to 39 years at March 31, 2008 and December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at March 31, 2008 and December 31, 2007.

        The following tables show the gross unrealized losses and fair values of the available-for-sale bonds in the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. At March 31, 2008, there were no securities that had been in an unrealized loss position of 20% or more for six months or longer.

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio

	March 31, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$484.1	$(39.6)	$444.5	(8.2)%
Mortgage-backed securities		1,569.8	(126.9)	1,442.9	(8.1)
Corporate securities		270.0	(54.0)	216.0	(20.0)
Other securities (primarily asset-backed)		751.5	(108.3)	643.2	(14.4)

Total	122	3,075.4	(328.8)	2,746.6	(10.7)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		—	—	—	—
Mortgage-backed securities		9,724.6	(2,630.7)	7,093.9	(27.1)
Corporate securities		65.1	(17.3)	47.8	(26.6)
Other securities (primarily asset-backed)		905.7	(194.8)	710.9	(21.5)

Total	578	10,695.4	(2,842.8)	7,852.6	(26.6)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		67.5	(6.0)	61.5	(8.9)
Mortgage-backed securities		2,384.7	(609.5)	1,775.2	(25.6)
Corporate securities		82.1	(6.3)	75.8	(7.7)
Other securities (primarily asset-backed)		59.3	(6.6)	52.7	(11.1)

Total	135	2,593.6	(628.4)	1,965.2	(24.2)
Total
Obligations of U.S. states and political subdivisions		551.6	(45.6)	506.0	(8.3)
Mortgage-backed securities		13,679.1	(3,367.1)	10,312.0	(24.6)
Corporate securities		417.2	(77.6)	339.6	(18.6)
Other securities (primarily asset-backed)		1,716.5	(309.7)	1,406.8	(18.0)

Total	835	$16,364.4	$(3,800.0)	$12,564.4	(23.2)%

(1)
The largest loss on an individual investment, in terms of absolute dollars, was $54.0 million, or 16.7% of its amortized cost.

(2)
The largest loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 33.3% of its amortized cost.

(3)
The largest loss on an individual investment, in terms of absolute dollars, was $30.9 million, or 40.7% of its amortized cost.

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio

	December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$159.3	$(4.0)	$155.3	(2.5)%
Mortgage-backed securities		7,913.7	(723.2)	7,190.5	(9.1)
Corporate securities		335.0	(14.4)	320.6	(4.3)
Other securities (primarily asset-backed)		1,323.9	(90.8)	1,233.1	(6.9)

Total	533	9,731.9	(832.4)	8,899.5	(8.6)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		—	—	—	—
Mortgage-backed securities		5,232.7	(568.3)	4,664.4	(10.9)
Corporate securities		82.2	(3.7)	78.5	(4.5)
Other securities (primarily asset-backed)		211.0	(26.2)	184.8	(12.4)

Total	223	5,525.9	(598.2)	4,927.7	(10.8)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		64.1	(2.4)	61.7	(3.7)
Mortgage-backed securities		282.6	(25.0)	257.6	(8.8)
Corporate securities		—	—	—	—
Other securities (primarily asset-backed)		57.8	(1.7)	56.1	(2.9)

Total	39	404.5	(29.1)	375.4	(7.2)
Total
Obligations of U.S. states and political subdivisions		223.4	(6.4)	217.0	(2.9)
Mortgage-backed securities		13,429.0	(1,316.5)	12,112.5	(9.8)
Corporate securities		417.2	(18.1)	399.1	(4.3)
Other securities (primarily asset-backed)		1,592.7	(118.7)	1,474.0	(7.5)

Total	795	$15,662.3	$(1,459.7)	$14,202.6	(9.3)%

(1)
The largest loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 30.1% of its amortized cost.

(2)
The largest loss on an individual investment, in terms of absolute dollars, was $21.3 million, or 32.1% of its amortized cost.

(3)
The largest loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

        Management has determined that the unrealized losses in fixed-income bonds at March 31, 2008 are attributable primarily to the current market environment for residential mortgage-backed securities, including securities backed by subprime mortgage loans, and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities; (b) the creditworthiness of the issuers; and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. At March 31, 2008 and December 31, 2007 over 99% of the securities in a gross unrealized loss position were rated investment grade.

Sensitivity

        The Company evaluated the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at March 31, 2008 and December 31 2007. The table below shows the estimated reduction in fair value for a one basis point widening of credit spread by type of security. Actual amounts may differ from the amounts in the table below.

Effect of One Basis Point of Credit Spread Widening
in FP Investment Portfolio

	Estimated After-Tax Loss at
	March 31, 2008	December 31, 2007
	(in millions)
Obligations of U.S. states and political subdivisions	$0.6	$0.5
Mortgage-backed securities	3.4	2.7
Other securities(1)	1.7	1.6

Total available for sale securities	5.7	4.8
Trading securities	0.6	0.7

Total	$6.3	$5.5

(1)
Primarily asset-backed securities and corporate securities.

Capital Resources

        FSA has a credit arrangement aggregating $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At March 31, 2008, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,518.0 million at March 31, 2008. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment at March 31, 2008.

        In June 2003, $200.0 million of money market committed preferred trust securities (the "CPS") were issued by trusts created for the primary purpose of issuing the CPS to investors, investing the proceeds in high-quality commercial paper and selling put options to FSA allowing FSA to issue in exchange for cash its non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase CPS. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate for the next succeeding distribution period (150 basis points above LIBOR). Beginning in August 2007, the CPS required the maximum rate for each of the relevant trusts. FSA continues to have the ability to exercise its put option and cause the related trusts to purchase FSA preferred stock. The trusts provide FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

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

        FSA Asset Management LLC has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 7, 2008, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at March 31, 2008. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody's or S&P, and on neither Moody's nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

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

        Rating agency capital models, the assumptions used in the models and the components of the capital adequacy calculations, including ratings and, in the case of S&P, capital charges, are subject to change by the rating agencies at any time. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits, and downgrades by rating agencies of FSA's reinsurers could be expected to have a negative effect on the "cushion" FSA has above the minimum Triple-A requirement in the models. The Company may seek to raise additional capital to replenish any reduction of its capital"cushion" by any of the rating agencies in their assessment of FSA's capital adequacy.

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

        Capital adequacy is one of the financial strength measures under Moody's financial guarantor model. The model uses a Monte Carlo distribution methodology and includes a penalty for risk concentration and recognizes a benefit for diversification. Moody's assesses capital adequacy by comparing FSA's claims- paying resources to a Moody's-derived probability of potential credit losses. Moody's loss distribution reflects FSA's current distribution of risk by sector, the credit quality of insured exposures, correlations that exist between transactions, the credit quality of FSA's reinsurers and the term to maturity of FSA's insured portfolio. The published results compare levels of theoretical loss in the tail of this distribution to various measures of FSA's claims-paying resources. Like S&P, Moody's allows FSA "credit" for reinsurance based upon Moody's rating of the reinsurer. Generally, 100% credit is allowed for Triple-A reinsurance, 80% to 90% credit is allowed for Double-A reinsurance and 40% to 60% credit is allowed for Single-A reinsurance.

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

  Rating Agencies' Reviews

        All three rating agencies have announced updated analyses of the residential mortgage securitization market and related CDOs, as well as of the financial guarantors. FSA ratings remain Triple-A with a stable outlook by Moody's, S&P and Fitch. Management believes the views of the rating agencies may continue to evolve, but that FSA will continue to meet their Triple-A capital requirements. Rating agencies update their analyses in the ordinary course, and may conclude that FSA will need to raise additional capital or take other measures to maintain its Triple-A ratings. As a result, the Company may be required to take measures to preserve or raise capital, including through, among other things, increased use of reinsurance, suspension of dividends, capital contributions from Dexia or the issuance of debt securities. Management believes that, subject to market conditions, FSA has the ability to take the measures necessary to maintain its Triple-A ratings. However, requirements imposed by the rating agencies are outside the control of the Company.

Non-GAAP Measures

        To more accurately reflect how the Company's management evaluates the Company's operations and progress toward long-term goals, the Company discloses both measures promulgated in accordance with accounting principles generally accepted in the United States of America (GAAP measures) and measures not so promulgated (non-GAAP measures). Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance.

Present Value Originations

        PV originations is the sum of PV financial guaranty originations and PV NIM originated in the FP segment and represents the Company's measure of business production in a given period. PV financial guaranty originations, PV NIM originated and PV originations are based on estimates of, among other things, prepayment speeds of asset-backed securities.

        PV financial guaranty originations is a measure of gross origination activity and does not reflect premiums ceded to reinsurers or the cost of credit default swaps or other credit protection, which may be considerable, employed by the Company to manage its credit exposures.

Present Value Financial Guaranty Originations

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a significant portion of the Company's premiums are collected in installments. Therefore, management calculates the non-GAAP measure PV financial guaranty originations as a measure of current-period premium production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of premium and credit derivative fee installments and (2) premiums received upfront.

        The Company's insurance policies, including credit derivatives, are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, PV credit derivatives originated, as distinct from realized gains (losses) on credit derivatives, represents amounts to be realized in the future.

        Viewed at a policy level, installment premiums and credit derivative fees are generally calculated as a fixed premium rate multiplied by the estimated or expected insured debt outstanding as of dates established by the terms of the policy. Because the actual installment premiums and credit derivative fees received could vary from the amount estimated at the time of origination based on variances in the actual versus estimated outstanding debt balances and foreign exchange rate fluctuations, the realization of PV financial guaranty originations could be greater or less than the amount reported.

        Installment premiums and credit derivative fees are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums and credit derivative fees are not captured in current-period premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums and other credit enhancement originated to measure current business production.

        PV financial guaranty originations reflects estimated future installment premiums and credit derivative fees discounted to their present value, as well as upfront premiums, with respect to business originated during the period. To calculate PV financial guaranty originations, management discounts an estimate of all future installment premium receipts. The Company calculates the discount rate for PV financial guaranty originations as the average pre-tax yield on its insurance investment portfolio for the previous three years. The estimated installment premium receipts are determined based on each installment policy's projected par balance outstanding multiplied by its premium rate. The Company's Transaction Oversight Groups estimate the relevant schedule of future par balances outstanding for each insurance policy with installment premiums. At the time of origination, projected debt schedules are generally based on good faith estimates developed and used by the parties negotiating the transaction.

        Year-to-year comparisons of PV financial guaranty originations are affected by the application of a different discount rate each year. The discount rate employed by the Company for this purpose was 4.92% for 2008 originations and 4.86% for 2007 originations.

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

Operating Earnings

        The Company defines operating earnings as net income excluding the effects of fair-value adjustments considered to be non-economic and, beginning in 2008, IFRS adjustments. IFRS is the basis of accounting used by FSA's parent company and is the basis on which all of FSA's compensation plans are referenced in 2008 and forward. The fair-value adjustments excluded from operating earnings are itemized below.

  •
  Fair-value adjustments for instruments with economically hedged risks. These include adjustments related to hedges that are economically effective but do not meet the criteria necessary to receive hedge accounting treatment under SFAS 133 (any residual hedge ineffectiveness remains in operating earnings). These also include adjustments related to non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads.

  •
  Fair-value adjustments for credit derivatives in the insured portfolio, which are certain contracts for which fair-value adjustments are recorded through the consolidated statements of operations and comprehensive income because they qualify as derivatives under SFAS 133 or SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). These contracts include FSA-insured CDS, insured swaps in certain public finance obligations and insured NIM securitizations. In the event of credit impairment, operating earnings would include the present value of estimated economic losses.

  •
  Impairment charges on investments, other than the present value of estimated economic losses.

  •
  Fair-value adjustments attributable to the Company's own credit risk, such as debt valuation adjustments on FP segment debt for which the fair-value option was elected and fair-value adjustments on the Company's committed preferred trust capital facility.

Adjusted Book Value

        To calculate ABV, the following adjustments, on an after-tax basis, are made to book value:

  1.
  addition of unearned financial guaranty revenues, net of amounts ceded;

  2.
  addition of PV premiums and credit derivative fees outstanding, net of amounts ceded and estimated premium taxes;

  3.
  addition of PV NIM outstanding;

  4.
  subtraction of the deferred costs of acquiring policies;

  5.
  elimination of fair-value adjustments for credit derivatives in the insured portfolio, other than credit impairment losses representing the present value of estimated losses;

  6.
  elimination of the fair-value adjustments for instruments with economically hedged risks, with any residual ineffectiveness remaining in ABV, and adjustments related to non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads;

  7.
  elimination of unrealized gains or losses on investments, other than credit impairment losses representing the present value of estimated losses;

  8.
  elimination of fair-value adjustments attributable to the Company's own credit risk, such as debt valuation adjustments on FP segment debt for which the fair-value option was elected and fair-value adjustments on the Company's committed preferred trust put options; and

  9.
  IFRS adjustments.

        Management considers ABV an operating measure of the Company's intrinsic value. Book value includes an estimate of loss for all insured risks made at the time of contract origination. ABV adds back certain GAAP liabilities and deducts certain GAAP assets (adjustments 1, 4, 5, 6, 7 and 8 in the calculation above), and also captures the estimated value of future contractual cash flows related to transactions in force as of the balance sheet date (adjustments 2 and 3 in the calculation above) because installment payment contracts, whether in the form of future premiums or future NIM, are generally non-cancelable and represent a claim to future cash flows. ABV also reflects certain IFRS adjustments in order to better align the interests of employees with the interests of Dexia, the Company's principal shareholder, whose accounts are maintained under IFRS. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. In addition, investors may consider the growth of ABV to be a performance measure indicating the degree to which management has succeeded in building a reliable source of future earnings. The Company's compensation formulas are based, in part, on the ABV growth rate.

        The ABV metric has certain limitations. It reflects the accelerated realization of certain assets and liabilities through equity, and relies on an estimate of the amount and timing of receipt of installment premiums and credit derivative fees and future NIM. Actual installment premium and credit derivative receipts could vary from the estimate due to differences between actual and estimated insured debt balances outstanding and foreign exchange rate fluctuations. Actual NIM results could vary from the amount estimated based on changes in expected lives of assets and variances in the actual timing and amount of repayment associated with flexible-draw GICs that the Company issues. ABV excludes the fair-value adjustments deemed non-economic because they are expected to sum to zero over the lives of the related contracts.

        Adjustments 1, 2 and 3 above represent the sum of cumulative years' reported PV financial guaranty originations and PV NIM originated, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums, credit derivatives or NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV. PV NIM outstanding is adjusted for management's estimate of transaction and hedging related costs. Adjustments 1 and 2 in the calculation of ABV represent unearned financial guaranty revenues that have been collected and the Company's best estimate of the present value of its future installments (comprising current- and prior-period originations that have not yet been earned). Debt schedules related to installment transactions can change from time to time. Critical assumptions underlying adjustment 2 are discussed above under "—PV Financial Guaranty Originations."

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

        Adjustments 5 through 8 reflect the effect of certain items excluded from operating earnings and ABV because, absent credit impairment that would cause a payment under the contract, these fair value adjustments will sum to zero over time. Any credit impairments, defined as the present value of estimated economic losses, would be included in operating earnings and ABV. ABV and operating earnings drive management compensation payouts. As the Company's objective is to optimize long-term stable growth in economic value, management generally seeks to minimize turnover and therefore any unrealized gain or loss, unless economic, is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

        Adjustment 9 reflects IFRS adjustments, which are differences that relate primarily to foreign exchange gains or losses related to foreign-denominated investments and to contingencies and fair-value adjustments.

FP Segment NIM

        FP Segment NIM is a non-GAAP measure comprised of the net interest margin generated by the FP business including both GICs and VIEs. FP Segment NIM is a measure used by management to monitor the performance of the FP Segment. FP Segment NIM may be reconciled to the sum of FP segment revenue and expense captions in the financial statements. The adjustments to arrive at FP Segment NIM are (1) the addition of intersegment revenues, (2) the elimination of fair-value adjustments for instruments with economically hedged risks and (3) fair-value adjustments attributable to the Company's own credit risk.

        Intersegment income relates primarily to intercompany notes held in the FP Segment Investment Portfolio. In connection with the Company's refinancing transactions, FSA obtains funds from the FP segment to fund claim payments, creating an interest bearing intercompany note. The intercompany note is included in the assets of the FP segment, with the related net interest income added to FP Segment NIM, but eliminated from the consolidated financial statements.

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

        In its filings with the Securities SEC, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to:

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

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include:

  •
  the risks discussed in the Company's Annual Report on Form 10-K under "Item 1A. Risk Factors";

  •
  changes in capital requirements or other criteria of securities rating agencies applicable to FSA;

  •
  competitive forces, including the conduct of other financial guaranty insurers;

  •
  changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;

  •
  impairments to assets in the FP Investment Portfolio proving to be "other than temporary" rather than temporary, resulting in reductions in net income;

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

  •
  market spreads and pricing on CDS exposures, which may result in gain or loss due to mark-to-market accounting requirements;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        An update of the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at March 31, 2008 and December 31, 2007 is included in "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Sensitivity." There has been no other material change in the Company's market risk since December 31, 2007.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        In March and April 2008, three purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Hinds County, Mississippi et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the Southern District of New York, case No. 08 CV 2516), (ii) Fairfax County, Virginia et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, case No. 08-cv-00432) and (iii) City of Oakland, California, et al. v. AIG Financial products Corp. et al. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California, case No. CV 08 2116). In the lawsuits, a large number of financial institutions, including the Company, are named as defendants. The Company intends to contest these purported class action lawsuits.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On February 14, 2008, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Meeting, under which they unanimously approved amendments to the Company's 2004 Equity Participation Plan.

Item 6.    Exhibits.

(a)
Exhibits

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended March 31, 2008 and 2007.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
Date: May 15, 2008
	By:	/s/ LAURA A. BIELING
	Name:	Laura A. Bieling
	Title:	Managing Director & Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the period ended March 31, 2008 and 2007.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited) (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands, except share data)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Level 3 Rollforward
Net Unrealized Gains (Losses) on Financial Instruments at Fair Value
FP Investment Portfolio Fixed Income Securities by Rating
Available-for-Sale Securities in the FP Investment Portfolio by Security Type
Available-for-Sale Securities in the FP Investment Portfolio by Security Type
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio
Distribution of Available-for-Sale Securities in the FP Investment Portfolio by Contractual Maturity
Reconciliation of Net Losses and Loss Adjustment Expenses
Case Reserve Summary
Assumptions for Case and Non-Specific Reserves
Par Outstanding
Case Reserves
Summary of Public Finance Insured Portfolio
Summary of Asset-Backed Insured Portfolio
Summary of Net Change in Fair Value of Credit Derivatives
Unrealized Gains (Losses) of CDS Portfolio(1)
Change in Unrealized Gains (Losses) of CDS Portfolio(1)
Selected Information for CDS Portfolio at March 31, 2008
Selected Information for CDS Portfolio at December 31, 2007
Hedging Ineffectiveness and Fails
Other Assets
Other Liabilities and Minority Interest
Financial Information Summary by Segment
Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings (Losses)
Reconciliation of Book Value to Non-GAAP Adjusted Book Value
Total Originations
Financial Guaranty Segment
Premiums Earned
Net Premiums Earned by Geographic Distribution
General Investment Portfolio
Summary of Net Change in Fair Value of Credit Derivatives
Unrealized Gains (Losses) of CDS Portfolio(1)
Changes in Unrealized Gains (Losses) of CDS Portfolio(1)
Selected Information for CDS Portfolio at March 31, 2008
Selected Information for CDS Portfolio at December 31, 2007
Net Loss and Loss Adjustment Reserve Summary
Case Reserve Summary
Case and Non-Specific Reserves Assumptions
Financial Guaranty Segment Interest Expense
Reconciliation of Gross Premiums Written to Non-GAAP PV Financial Guaranty Originations
Financial Guaranty Originations
Financial Guaranty Originations by Rating(1)
Summary of Insured Portfolio by Obligation Type
Distribution of Insured Portfolio by Ratings based on Net Par Outstanding
Public Finance Insured Portfolio by Location of Exposure
Financial Products Segment
Reconciliation of Total NIM to Non-GAAP FP Segment NIM
Financial Products PV NIM Originated
Carrying Value of Assets in the FP Segment
Par Value of FP Segment Debt by Type
Other Operating Expenses
Summary of Cash and Investments
FP Investment Portfolio Fixed-Income Securities by Rating(1) at March 31, 2008
Summary of FP Investment Portfolio
FP Investment Portfolio by Security Type
Selected Information for Non-Agency Mortgage-Backed U.S. RMBS Securities in FP Investment Portfolio
Distribution of FP Investment Portfolio by Contractual Maturity
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio
Effect of One Basis Point of Credit Spread Widening in FP Investment Portfolio
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits.
SIGNATURE
Exhibit Index