Form 10-Q
period 2008-06-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2008-08-14
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        At August 10, 2008, there were 33,345,993 outstanding shares of Common Stock of the registrant (excludes 172,002 shares of treasury stock).

 Part I—Financial Information

ITEM 1. Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	At June 30, 2008	At December 31, 2007
ASSETS
General investment portfolio:
Bonds at fair value (amortized cost of $5,463,078 and $4,891,640)	$5,519,006	$5,054,664
Equity securities at fair value (cost of $1,318 and $40,020)	1,189	39,869
Short-term investments (cost of $344,116 and $96,263)	344,818	97,366
Financial products segment investment portfolio:
Bonds at fair value (amortized cost of $16,533,801 and $18,334,417)	13,392,173	16,936,058
Short-term investments (at cost which approximates fair value)	1,517,881	1,927,347
Trading portfolio at fair value	255,520	349,822
Assets acquired in refinancing transactions (includes $161,152 and $22,433 at fair value)	200,892	229,264

Total investment portfolio	21,231,479	24,634,390
Cash	59,924	26,551
Deferred acquisition costs	294,897	347,870
Prepaid reinsurance premiums	1,145,252	1,119,565
Reinsurance recoverable on unpaid losses	291,989	76,478
Deferred tax asset	1,396,744	412,170
Other assets (includes $1,339,579 and $1,104,600 at fair value) (See Note 12)	2,051,592	1,714,456

TOTAL ASSETS	$26,471,877	$28,331,480

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$3,201,837	$2,870,648
Losses and loss adjustment expenses	1,145,963	274,556
Financial products segment debt (includes $8,207,447 at fair value at June 30, 2008)	19,526,441	21,400,207
Notes payable	730,000	730,000
Other liabilities and minority interest (includes $1,193,112 and $802,194 at fair value) (See Note 12)	1,805,743	1,478,255

TOTAL LIABILITIES AND MINORITY INTEREST	26,409,984	26,753,666

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	1,414,084	909,800
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $(1,079,783) and $(430,778)	(2,005,311)	(799,914)
Accumulated earnings	652,785	1,467,593
Deferred equity compensation	14,137	19,663
Less treasury stock at cost (172,002 and 244,395 shares held)	(14,137)	(19,663)

TOTAL SHAREHOLDERS' EQUITY	61,893	1,577,814

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$26,471,877	$28,331,480

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Net premiums written	$267,377	$87,927	$462,759	$166,608

Net premiums earned	$84,268	$82,860	$157,173	$159,633
Net investment income from general investment portfolio	67,412	58,117	132,258	115,826
Net realized gains (losses) from general investment portfolio	(2,362)	(1,903)	(2,202)	(2,058)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	32,660	23,161	68,839	45,400
Net unrealized gains (losses)	215,425	(45,587)	(273,709)	(58,793)

Net change in fair value of credit derivatives	248,085	(22,426)	(204,870)	(13,393)
Net interest income from financial products segment	148,949	260,810	357,713	511,601
Net realized gains (losses) from financial products segment	(1,042,413)	1,208	(1,042,413)	1,742
Net realized and unrealized gains (losses) on derivative instruments (See Note 3)	(274,246)	1,053	156,520	32,630
Net unrealized gains (losses) on financial instruments at fair value	1,037,976	9,431	626,586	6,318
Income from assets acquired in refinancing transactions	2,241	5,464	5,963	11,316
Other income	5,692	15,675	3,697	21,503

TOTAL REVENUES	275,602	410,289	190,425	845,118

EXPENSES
Losses and loss adjustment expenses	602,842	4,678	903,271	9,068
Interest expense	11,584	11,584	23,168	23,168
Amortization of deferred acquisition costs	16,602	18,055	32,431	34,006
Foreign exchange (gains) losses from financial products segment	3,403	13,149	16,655	30,653
Net interest expense from financial products segment	187,189	248,441	426,456	490,124
Other operating expenses	(4,164)	38,760	15,690	69,022

TOTAL EXPENSES	817,456	334,667	1,417,671	656,041

INCOME (LOSS) BEFORE INCOME TAXES	(541,854)	75,622	(1,227,246)	189,077
Provision (benefit) for income taxes	(211,354)	12,795	(475,170)	41,054

NET INCOME (LOSS)	(330,500)	62,827	(752,076)	148,023
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(178,727), $(51,990), $(1,011,965) and $(64,329)	(331,922)	(96,554)	(1,879,466)	(119,468)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(363,824), $1,739, $(362,960) and $2,067	(675,673)	3,228	(674,069)	3,838

Other comprehensive income (loss)	343,751	(99,782)	(1,205,397)	(123,306)

COMPREHENSIVE INCOME (LOSS)	$13,251	$(36,955)	$(1,957,473)	$24,717

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Treasury Stock
			Additional Paid-In- Capital		Accumulated Earnings	Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount					Shares	Amount
BALANCE, December 31, 2007	33,517,995	$335	$909,800	$(799,914)	$1,467,593	$19,663	244,395	$(19,663)	$1,577,814
Cumulative effect of change in accounting principle, net of deferred income tax provision (benefit) of $(15,683)					(29,126)				(29,126)

Balance at beginning of the year, adjusted	33,517,995	335	909,800	(799,914)	1,438,467	19,663	244,395	(19,663)	1,548,688
Net income (loss) for the year					(752,076)				(752,076)
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $(649,005)				(1,205,397)					(1,205,397)
Dividends paid on common stock					(33,606)				(33,606)
Cost of shares acquired						(5,526)	(72,393)	5,526
Capital contribution			504,284						504,284

BALANCE, June 30, 2008	33,517,995	$335	$1,414,084	$(2,005,311)	$652,785	$14,137	172,002	$(14,137)	$61,893

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Premiums received, net	$437,201	$133,744
Credit derivative fees received, net	65,458	43,183
Other operating expenses paid, net	(173,524)	(162,077)
Losses and loss adjustment expenses paid, net	(234,326)	(975)
Net investment income received from general investment portfolio	127,992	116,840
Federal income taxes paid	(8,445)	(56,182)
Interest paid on notes payable	(23,025)	(24,298)
Interest paid on financial products segment debt	(313,839)	(331,229)
Interest received on financial products segment investment portfolio	354,413	465,024
Financial products segment net derivative receipts	83,318	(34,245)
Purchases of trading portfolio securities in financial products segment	—	(223,805)
Income received from assets acquired in refinancing transactions	9,291	10,347
Other	7,660	7,926

Net cash provided by (used for) operating activities	332,174	(55,747)

Cash flows from investing activities:
General Investment Portfolio:
Proceeds from sales of bonds	2,242,823	1,853,882
Proceeds from maturities of bonds	419,542	106,347
Purchases of bonds	(3,074,822)	(1,968,903)
Net (increase) decrease in short-term investments	(241,877)	(29,611)
FP Segment Investment Portfolio:
Proceeds from sales of bonds	—	2,476,562
Proceeds from maturities of bonds	940,808	2,129,238
Purchases of bonds	(154,041)	(5,504,911)
Change in securities under agreements to resell	52,875	150,000
Net (increase) decrease in short-term investments	409,481	(190,371)
Other:
Net purchases of property, plant and equipment	(1,887)	(489)
Paydowns of assets acquired in refinancing transactions	19,042	58,838
Proceeds from sales of assets acquired in refinancing transactions	4,740	1,854
Other investments	576	14,297

Net cash provided by (used for) investing activities	617,260	(903,267)

Cash flows from financing activities:
Capital contribution	504,284	—
Dividends paid	(33,606)	(61,002)
Proceeds from issuance of financial products segment debt	1,231,673	2,615,894
Repayment of financial products segment debt	(2,616,753)	(1,578,993)
Other	(2,300)	(430)

Net cash provided by (used for) financing activities	(916,702)	975,469

Effect of changes in foreign exchange rates on cash balances	641	69

Net (decrease) increase in cash	33,373	16,524
Cash at beginning of period	26,551	32,471

Cash at end of period	$59,924	$48,995

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, engages in providing financial guaranty insurance in domestic and international markets including Europe, the Asia Pacific region and elsewhere in the Americas. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Historically, the Company provided financial guaranty insurance on both public finance and asset-backed obligations. On August 6, 2008, the Company announced that it will cease providing financial guaranty insurance on asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through other consolidated entities in its financial products ("FP") segment. On August 6, 2008, the Company announced that Dexia S.A. ("Dexia"), the Company's parent, will assume the liquidity and credit risks of the Company's GIC operations and that any new issuances of GICs will be focused exclusively on the municipal sector.

Ownership

        FSA Holdings is a direct subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia. Dexia is a Belgian corporation whose shares are traded on the NYSE Euronext Brussels and NYSE Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia. At June 30, 2008, Dexia Holdings owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Company's Director Share Purchase Program.

Financial Guaranty

        The financial strength of the Company's insurance company subsidiaries have historically been rated "Triple-A" by the major securities rating agencies and obligations insured by them have historically been generally awarded "Triple-A" ratings by reason of such insurance. The Triple-A rating of the Company's insurance company subsidiaries was reaffirmed on August 6, 2008 by Fitch Ratings ("Fitch"), placed on "credit watch" on July 21, 2008 by Moody's Investors Service Inc. ("Moody's") and placed on "negative outlook" on August 6, 2008, by Standard & Poor's Ratings Services ("S&P"). The effect of these recent ratings actions on the Company's market opportunities remains unclear. The changes were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors in general as well as FSA's reported losses and potential future earnings volatility associated with exposures to residential mortgage-backed securities. In the case of Moody's, in announcing the review for possible downgrade the rating agency stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio and that FSA was currently estimated to be $140 million below the Aaa target level. The Company subsequently received a $300 million injection from Dexia Holdings in August 2008, which, in addition to Dexia's assumption of liquidity and credit risk for the GIC operations, will bring capital to levels in excess of the Triple-A capital requirements of all three rating agency models.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

        The impact of recent developments on the Company, including the S&P and Moody's ratings and the Company's decision to cease providing financial guaranty insurance on asset-backed obligations, as well as the impact of recent developments on the financial guaranty insurance industry as a whole, remains uncertain, and could include decreased demand for financial guaranty insurance as well as increases in the requirements for conducting, or restrictions on the types of business conducted by, financial guaranty insurers.

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

        Asset-backed obligations insured by the Company were generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company insured synthetic asset-backed obligations that generally took the form of credit default swap ("CDS") obligations or credit-linked notes that reference asset-backed securities or pools of securities or other obligations, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        The Company refinanced certain poorly performing transactions by employing refinancing vehicles to raise funds, prepay the claim obligations and take control of the assets. These refinancing vehicles are consolidated with the Company and considered part of the financial guaranty segment. Management believes that the assets held by the refinancing vehicles are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

Financial Products

        The Company conducts its GIC operations through its consolidated affiliates FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all of the Company's GIC operations since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds, generally in obligations that qualify for FSA insurance. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. Company that invests in non-U.S. securities.

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

        The Company's management believes that the assets held by FSA Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership. Substantially all of the assets of FSA Global are pledged to secure the repayment, on a pro rata basis, of FSA Global's notes and its other obligations.

2.    BASIS OF PRESENTATION

        The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows as of and for the period ended June 30, 2008 and for all periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2008 presentation.

        The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at June 30, 2008 and December 31, 2007, the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the three months and six months ended June 30, 2008 and 2007 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments, other-than-temporary impairment ("OTTI") and the deferral and amortization of policy acquisition costs and taxes. Actual results may differ from those estimates.

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

        In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. The Company adopted SFAS 159 on January 1, 2008 and elected fair value accounting for certain FP segment debt and certain assets acquired in refinancing FSA-insured transactions not previously carried at fair value. See Note 4.

        The Company applied its valuation methodologies for its assets and liabilities measured at fair value to all of the assets and liabilities carried at fair value effective January 1, 2008, whether those instruments are carried at fair value as a result of the adoption of SFAS 159 or in compliance with other authoritative accounting guidance. The Company has fair value committees to review and approve valuations and assumptions used in its models. These committees meet quarterly prior to issuing quarterly financial statements.

        Fair value is based upon pricing received from dealer quotes or alternative pricing sources with reasonable levels of price transparency, internally developed estimates that employ credit-spread algorithms or models that use market-based or independently sourced market data inputs, including yield curves, interest rates, volatilities, debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate instrument-specific data, such as maturity date.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        The following table summarizes the components of the fair-value adjustments included in the consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net change in fair value of credit derivatives (See Note 10)	$248,085	$(22,426)	$(204,870)	$(13,393)

Net interest income from financial products segment:
Fair-value adjustments on FP segment investment portfolio	$(68,399)	$—	$7,585	$—
Fair-value adjustments on FP segment derivatives	69,317	—	(6,741)	—

Net interest income from financial products segment	$918	$—	$844	$—

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(1) (See Note 11)	$(274,147)	$877	$156,450	$32,198
Other financial guaranty segment derivatives	(99)	176	70	432

Net realized and unrealized gains (losses) on derivative instruments	$(274,246)	$1,053	$156,520	$32,630

Net unrealized gains (losses) on financial instruments at fair value
Financial guaranty segment:
Assets acquired in refinancing transactions	$(1,345)	$—	$(3,206)	$—
Committed preferred trust put options	24,000	—	56,000	—

Net unrealized gains (losses) on financial instruments at fair value in the financial guaranty segment	22,655	—	52,794	—

FP segment:
Assets designated as trading portfolio	(32,105)	9,431	(94,303)	6,318
Fixed-rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	314,821	—	(94,738)	—
Fair-value adjustments attributable to the Company's own credit risk	732,605	—	762,833	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	1,015,321	9,431	573,792	6,318

Net unrealized gains (losses) on financial instruments at fair value	$1,037,976	$9,431	$626,586	$6,318

Other income(2)	$(5,578)	$4,583	$(16,638)	$5,112
Net interest expense from financial products segment:
Fair-value adjustments on FP segment debt	$—	$(108,387)	$—	$(112,190)
Fair-value adjustments on FP segment derivatives	—	124,863	—	135,482

Net interest expense from financial products segment	$—	$16,476	$—	$23,292
Other comprehensive income (loss), net of tax
General Investment Portfolio	(55,520)	(51,264)	(69,957)	(59,371)
Assets acquired in refinancing transactions	(1,607)	224	(2,316)	402
FP Segment Investment Portfolio:
FP Investment Portfolio (See Note 5)	399,792	(48,333)	(1,133,310)	(64,069)
VIE Investment Portfolio	1,086	(409)	186	(268)

Total other comprehensive income (loss), net of tax	$343,751	$(99,782)	$(1,205,397)	$(123,306)

(1)
Represents derivatives not in designated fair-value hedging relationships.

(2)
Represents fair-value adjustments on the assets that economically defease the Company's liability for deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP").

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

  •
  Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from independent sources.

  •
  Unobservable inputs are inputs that reflect the assumptions management makes about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

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

Financial Instruments Carried at Fair Value

        The following is a description of the valuation methodologies the Company uses for financial instruments measured at fair value, including the general classification of such instruments within the valuation hierarchy.

General Investment Portfolio

        The fair value of bonds in the portfolio of investments supporting the financial guaranty segment (excluding assets acquired in refinancing transactions) (the "General Investment Portfolio") is generally based on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. Assets in this category are primarily categorized as Level 2.

        As of June 30, 2008, the Company's equity securities were comprised mainly of its preferred stock investment in Syncora Guarantee Re Ltd. ("SGR") (formerly XL Financial Assurance Ltd.). The fair value of the Company's investment in SGR is based on internally developed estimates of net realizable value and is categorized as Level 3 in the valuation hierarchy. The Company subsequently sold such shares. See Note 18.

        For short-term investments in the General Investment Portfolio, which are those investments with a maturity of less than one year at time of purchase, the carrying amount is fair value. These short-term investments include money-market funds and other highly liquid short-term investments, which are categorized as Level 1 on the valuation hierarchy, and foreign government and agency securities, which are categorized as Level 2.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

FP Segment Investment Portfolio

        The "FP Investment Portfolio" is comprised of investments made with the proceeds of FSA-insured GICs. Together with the portfolio of securities owned by the VIEs (the "VIE Investment Portfolio"), it forms the "FP Segment Investment Portfolio." The available-for-sale FP Investment Portfolio is broadly comprised of short-term investments, non-agency residential mortgage-backed securities ("RMBS"), securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations ("CDOs"), and other asset-backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes foreign currency denominated securities classified as "trading."

        The fair value of bonds in the FP Segment Investment Portfolio is generally based on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. For assets not valued by quoted market prices received from dealer quotes or alternative pricing sources, fair value is based on either internally developed models using market based inputs or based on broker quotes for identical or similar assets. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market. Non-agency mortgage-backed and other asset-backed investments are generally categorized as Level 3 due to the reduced liquidity that exists for such assets.

        For short-term investments in the FP Segment Investment Portfolio, which are those investments with a maturity of less than one year at time of purchase, the carrying amount is fair value. These short-term investments include overnight federal funds and money market funds, which are categorized as Level 1 on the valuation hierarchy.

        The trading portfolio is comprised of Sterling-denominated inflation-linked bonds for which fair value is based on broker quotes that are derived from an internally developed model that uses observable market inputs. The market inputs for the longer duration bonds in this portfolio (over 30 years) are not observable; therefore they are classified as Level 3 in the valuation hierarchy, whereas the shorter duration bonds are classified as Level 2.

Assets Acquired in Refinancing Transactions

        For certain assets acquired in refinancing transactions, fair value is either the present value of expected cash flows or a quoted market price as of the reporting date. This portfolio is comprised primarily of bonds, securitized loans, common stock, mortgage loans, real estate and short term investments, of which bonds, common stocks and certain securitized loans are carried at fair value. The majority of the assets in this portfolio are categorized as Level 3 in the valuation hierarchy, except for the short-term investments, which are categorized as Level 2.

Credit Derivatives in the Insured Portfolio

        The Company's insured portfolio includes contracts accounted for as derivatives, namely,

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

  •
  CDS contracts in which the Company sells protection to various financial credit institutions, and in certain cases, purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies,

  •
  insured interest rate ("IR") swaps entered into by the issuer in connection with the issuance of certain public finance obligations, which guaranty the municipality's performance under the IR swap to the IR swap counterparty, and

  •
  insured net interest margin ("NIM") securitizations issued after January 1, 2007 in connection with certain RMBS financings.

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

        The assumed credit quality of the underlying referenced obligations, the assumed credit spread attributable to credit risk of the underlying referenced obligations exclusive of funding costs, the appropriate reference credit index or price source and credit spread attributable to the Company's own credit risk are significant assumptions that, if changed, could result in materially different fair values.

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

  Fair Value of CDS Contracts in which the Company Sells Protection

Determination of Current Exit Value Premium:    The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the duration of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

        In the ordinary course, the Company does not post collateral to the counterparty as security for the Company's obligation under CDS contracts. As a result, the Company receives a smaller fee than it would for a CDS contract that required the posting of collateral. In order to determine the exit value premium for CDS that do not have collateral posted, the Company applies a factor (the "non-collateral posting factor") to the indicated market premium for CDS contracts that require collateral. The factor was 50% for the quarter ended June 30, 2008. The Company believes that the non-collateral posting factor has the effect of adjusting the fair value of these contracts for the Company's credit quality in addition to adjusting the contract to a collateral posting basis.

        The following discussion reviews in turn how the Company determines the current exit value premium for each of the types of CDS contracts:

  •
  Pooled Corporate CDS Contracts:
  •
  investment grade pooled corporate CDS;

  •
  high yield pooled corporate CDS; and

  •
  CDS of funded CDOs and collateralized loan obligations ("CLOs").

        Pooled Corporate CDS Contracts:    A pooled corporate CDS contract insures the default risk of a pool of referenced corporate entities. As there is no observable exchange trading of bespoke pooled corporate CDS, the Company values these contracts using an internal pricing model that uses the mid-point of the bid and ask prices (the "mid-market price") of published third-party indexes as inputs to its pricing model, principally the Dow Jones CDX for domestic corporate CDS ("DJ CDX") and iTraxx for European corporate CDS ("iTraxx"). The mid-market price is a practical expedient for the fair-value measurement within a bid-ask spread. For those pooled corporate CDS contracts that include both domestic and foreign reference entities, the Company applies the iTraxx price in proportion to the applicable quoted prices of foreign reference entities comprising the pool by calculating a weighted average of the DJ CDX and iTraxx quoted prices.

        Both the DJ CDX and iTraxx indices provide quoted prices for standard attachment and detachment points (or "tranches") for contracts with maturities of three, five, seven and ten years. Prices quoted for these tranches do not represent perfect pricing references, but are the only relevant market-based information available for this type of non-traded contract. The recent market volatility in

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

the index tranches has had a significant impact on the estimated fair value of the Company's portfolio of pooled corporate CDS.

        The Company's valuation process for pooled corporate CDS involves stratifying its investment grade and high-yield contracts by remaining term to maturity, consistent with the reference indexes. Within maturity bands, further distinction is made for contracts that have higher attachment points. As index prices are quoted for standard attachment and detachment points (or tranches), the Company calibrates the quoted index price to the approximate attachment points for its individual CDS contracts in order to derive the appropriate value, which is then validated by comparing it with relevant recent market transactions, if available.

         Investment-Grade Pooled Corporate CDS Contracts:    In order to estimate the weighted-average market price of an investment-grade pooled corporate CDS contract ("IG CDS"), the Company multiplies (a) the mid-market price quoted for a given tranche of a given duration as published in the CDX North America IG Index (the "CDX IG Index") or iTraxx by (b) the ratio of that tranche's width to the total tranche width for that given duration.

  •
  For purposes of this calculation, the Company's IG CDS contracts are stratified into four maturity bands: less than 3.5 years; 3.5 to 5.5 years; 5.5 to 7.5 years; and 7.5 to 10 years. Within the maturity bands, further distinction is made for contracts that have a higher starting attachment point (usually 30% or higher).

  •
  The CDX IG Index is comprised of prices sourced from 125 of the most liquid North American investment grade CDS quoted and is supported by 10 of the largest CDS dealers. In addition to the full capital structure, the CDX IG Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 3%; 3 to 7%; 7 to10%; 10 to15%; 15 to 30% and 30 to100%. Each quarter, the Company uses the average of the series of the CDX IG and iTraxx indices that most closely relates to the credit characteristics of the CDS contracts in the Company's portfolio. In some cases it may be the most recently published series of those indices, but in other cases it may be the previously published series, to the extent that it is still being published.

        The Company's Transaction Oversight Department reviews the pooled corporate CDS portfolio on a quarterly basis to ensure that the attachment point for each contract in the portfolio continues to be at a "super senior" credit rating. Accordingly, the Company applied the calculated pricing for "super senior" level risk to all pooled corporate CDS in the portfolio, except for one that was determined to be below the "super-senior" credit rating.

        To arrive at the exit value premium applied to each of the Company's IG CDS contracts, the Company:

  (a)
  determines the weighted average of the mid-market prices for the applicable tranches by (1) multiplying the mid-market price for each tranche by the tranche width and (2) dividing the total amount derived by the total tranche width, using CDX IG and iTraxx quoted prices; and then

  (b)
  applies the non-collateral posting factor to the weighted-average market price determined for each maturity band.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

        Below is an example of the pricing algorithm that is applied to the Company's domestic IG CDS contracts with durations of 3.5 to 5.5 years to determine the exit premium value as of June 30, 2008:

Index Duration	Unadjusted Quoted Price	Non-collateral Posting Factor	Adjusted to Non- collateral Posting Contract Value
5 yrs	65.6 bps	50.0%	32.8 bps

         High-Yield Pooled Corporate CDS Contracts:    In order to estimate the weighted-average market price for high-yield pooled corporate CDS contracts ("HY CDS"), the Company uses the average of dealer prices obtained for the most senior quoted of the respective three year, five-year and seven-year tranches of the CDX North America High Yield Index ("CDX HY Index") and iTraxx and then applies a factor to the quoted prices (the "calibration factor"). The calibration factor is intended to calibrate the published index price to the Company's pooled corporate high-yield CDS contract, which reference pools of entities that are of higher credit quality than those reflected in the published CDX HY or iTraxx indices (as measured by Weighted-Average Rating Factor).

        To arrive at the exit value premium that is applied to each of the Company's CDS contracts in a given maturity band, the non-collateral posting factor is applied to the weighted-average market price determined for that maturity band.

  •
  For purposes of this calculation, the Company's HY CDS contracts are stratified into three maturity bands: less than 3.5 years; 3.5 to 5.5 years; and 5.5 to 7.5 years.

  •
  Each quarter, the average of the series of the CDX HY or iTraxx that most closely relates to the credit characteristics of the CDS contracts in the Company's portfolio is used. In some cases it may be the most recently published series of those indices, but in other cases, it may be the previously published series to the extent that it is still being published.

  •
  A calibration factor of 60% and a 50% non-collateral posting factor adjustment is applied to the average of all the quotes received as of June 30, 2008.

        Below is an example of the pricing algorithm that is applied to the Company's domestic HY CDS contracts with durations of 3.5 to 5.5 years to determine the exit premium value as of June 30, 2008:

Index Duration	Unadjusted Quoted Price	After 60% Calibration Factor	Adjusted to Non- collateral Posting Contract Value
5 yrs	134.3 bps	80.6 bps	40.3 bps

         CDS of Funded CDOs and CLOs:    As with pooled corporate CDS, there is no observable exchange trading of CDS of funded CDOs and CLOs. The price of protection charged by a CDS writer is based on the "credit spread component" of the "all-in credit spread" of funded CLOs, as quoted by underwriter participants. As the all-in credit spread for a given CLO may not always be observable in the market, the CDS writer often utilizes an index, published by an underwriter participant, such as the "all-in" London Interbank Offered Rate ("LIBOR") spread for Triple-A rated cash-funded CLOs (the "Triple-A CLO Rate") as published by J.P. Morgan Chase & Co. The Triple-A CLO rate is an all-in credit spread that includes both a funding and credit spread component.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

        The CDS protection of a CLO provided by the Company is priced to capture only the credit spread component, as the CDS writer is not providing funding for the CLO, only credit protection. The Company determines the exit value premium for these CDS contracts with reference to the Triple-A CLO Rate, which was 175 bps as of June 30, 2008, to which the Company applies a 50% factor ("credit component factor") as a means of estimating the fair value of its contract, which only refers to the credit component.

        To arrive at the exit value premium that is applied to each of the Company' CDO and CLO CDS contracts, the non-collateral posting factor is applied to the weighted-average market price determined for each maturity band.

        The determination of the exit value premium is summarized as follows:

	Triple A CLO Rate	After Credit Component Factor	After Non-collateral Posting Factor
Rate	175 bps	87.5 bps	43.8 bps

         Other Structured Obligations Valuation:    For CDS for which observable market value information is not available, management applies its best judgment to estimate the appropriate current exit value premium, and takes into consideration the Company's estimation of the price at which the Company would currently charge to provide similar protection, and other factors such as the nature of the underlying reference credit, the Company's attachment point, and the tenor of the CDS contract.

  Fair Value of CDS Contracts in which the Company Purchases Protection

        The Company generally utilizes reinsurance to purchase protection for CDS contracts it writes in the same way that it employs reinsurance in respect of other financial guaranty insurance policies. The Company's uses of reinsurance to mitigate risk exposures for CDS contracts and financial guaranty insurance policies are nearly identical as they involve the same reinsurers, the same underwriting process evaluating the reinsurers and the same credit risk management and surveillance processes supporting the reinsurance function. The Company enters into reinsurance agreements on CDS contracts primarily on a quota share basis. Under a quota share reinsurance agreement with a reinsurer, the Company cedes to the assuming reinsurer a proportionate share of the risk and premium.

        The Company determines the fair value of a CDS contract in which it purchases protection from a reinsurer (the "ceded CDS contract") as the proportionate percentage of the fair value of the related written CDS contract, adjusted for any ceding commission and consideration of counterparty risk. In quota share reinsurance agreements, the assuming reinsurer typically pays a ceding commission periodically over the life of the CDS contract to the ceding company that is intended to defray the ceding company's costs for the services it provides to the reinsurer, such as risk selection, underwriting activities and ongoing servicing and reporting. As an element of the fair value of the ceded CDS contract, the ceding commission paid to the ceding company represents the ceding company's profit on the ceded CDS contract after considering counterparty credit risk and servicing costs, i.e., the difference between (a) the price of the protection the ceding company purchased from the reinsurer, which is net of the ceding commission, and (b) the price that the ceding company would receive to exit the ceded CDS contract in its principal market, which is comprised of other ceding insurers of comparable credit standing. The Company applies a credit valuation adjustment to the fair value of a ceded CDS contract due from a reinsurer if the reinsurer's credit quality (as determined by CDS price

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

if available, or if not, its credit rating) is less than that of the Company's based upon the premise that the exit market for these contracts would be another monoline financial guarantee insurer that has similar credit rating or spread as the Company.

  Insured Interest Rate Swaps and NIMs

        The Company insures IR swaps entered into in connection with the issuance of certain public finance obligations. Because the financial guaranty contract insures a derivative, the financial guaranty contract is deemed to be a derivative. Therefore, the contract is required to be carried at fair value, with the change in fair value being recorded in the consolidated statement of operations and comprehensive income. As there is no observable market for these policies, the fair value of these contracts is determined by using an internally developed model and therefore, they are classified as Level 3 in the valuation hierarchy.

        The insured NIM securitizations issued in connection with certain mortgage-backed security financings are deemed to be hybrid instruments that contain an embedded derivative. The Company elected to record these financial instruments at fair value under SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." Changes in the fair value of these contracts are recorded in the consolidated statements of operations and comprehensive income. As there is no observable market for these policies, the fair value of these contracts is based on internally derived estimates and they are therefore classified as Level 3 in the valuation hierarchy.

FP Segment Derivatives

        All of the derivatives used in the FP segment, except for those used to hedge the VIE debt, are valued using a pricing model that uses observable market inputs, such as interest rate curves, foreign exchange rates and inflation indices. These derivatives are therefore classified as Level 2 in the valuation hierarchy, except for exchange traded futures contracts, which are classified as Level 1, or Level 3 if any of the significant model inputs were not observable in the market. On the date of adoption, all derivatives used to hedge VIE debt were valued by obtaining prices from brokers or counterparties, and accordingly were classified as Level 3 in the valuation hierarchy. At June 30, 2008, these derivatives were valued using a pricing model that uses observable market inputs such as interest rate curves, foreign exchange rates and inflation indices. Therefore these derivatives are classified as Level 2 in the valuation hierarchy at June 30, 2008, provided all of the significant model inputs were observable in the market, or Level 3 if not observable in the market.

Committed Preferred Trust Put Options

        As there is no observable market for the Company's committed preferred trust put options, fair value is based on internally derived estimates and therefore these put options are categorized as Level 3 in the fair value hierarchy.

        The Company determined the fair value of the committed preferred trust put options by estimating the fair value of a floating rate security with an estimated market yield reflective of the underlying committed preferred security structure and the relevant coupon based on the capped auction rate.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

FP Segment Debt

        The fair value of the FP segment debt for which the Company elected the fair value option as described in Note 4 (the "fair-valued liabilities") is determined based on a discounted cash flow model. Fair value calculated by these models includes assumptions for interest rate curves based on selected benchmark securities and weighted average expected lives. In addition, the valuation of the fair-valued liabilities includes an adjustment to reflect the credit quality of the Company that represents the impact of changes in market credit spreads on these liabilities. The fair-valued liabilities are categorized as Level 3 in the valuation hierarchy.

        The following table presents the financial instruments carried at fair value at June 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
General investment portfolio:
Bonds	$—	$5,457,205	$61,801	$5,519,006
Equity securities	189	—	1,000	1,189
Short-term investments	90,299	254,519	—	344,818
Financial products segment investment portfolio:
Bonds	—	1,982,935	11,409,238	13,392,173
Short-term investments	1,517,881	—	—	1,517,881
Trading portfolio	—	86,558	168,962	255,520
Assets acquired in refinancing transactions	—	18,174	142,978	161,152
Other assets:
FP segment derivatives(1)	20,229	878,251	35,926	934,406
Credit derivatives	—	—	229,069	229,069
DCP and SERP	120,029	75	—	120,104
Committed preferred trust put option	—	—	56,000	56,000

Total assets at fair value	$1,748,627	$8,677,717	$12,104,974	$22,531,318

Liabilities:
FP segment debt	$—	$—	$8,207,447	$8,207,447
Other liabilities:
FP segment derivatives(1)	—	81,080	75,214	156,294
Credit derivatives	—	—	1,036,715	1,036,715
Other financial guarantee segment derivatives	—	103	—	103

Total liabilities at fair value	$—	$81,183	$9,319,376	$9,400,559

(1)
The Company offsets the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also offsets fair value amounts recognized for

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

  derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement.

Changes in Level 3 Recurring Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the quarter ended June 30, 2008 for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable data to the overall fair value measurement. However, Level 3 financial instruments may include, in addition to the unobservable or Level 3 components, observable components. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Level 3 assets were 45.7% of total assets at June 30, 2008. Level 3 liabilities were 35.2% of total liabilities at June 30, 2008.

Level 3 Rollforward

		Three Months Ended June 30, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at June 30, 2008
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) Recorded in:
					Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3(2)	Fair Value at June 30, 2008
	Fair Value at March 31, 2008	Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
General investment portfolio:
Bonds	$56,002	$—		$352	$5,447	$—	$61,801	$—
Equity securities	38,070	(38,000	)(3)	930	—	—	1,000	(38,000)
FP segment bonds	12,244,023	(1,072,248	)(4)	633,763	(396,300)	—	11,409,238	(1,072,248)
FP trading portfolio	191,885	(22,923	)(5)	—	—	—	168,962	(22,923)
Assets acquired in refinancing transactions	154,398	(1,172	)(6)	(2,472)	(7,775)	—	142,978	(1,172)
FP segment debt	(9,221,619)	1,041,774	(7)	—	(27,602)	—	(8,207,447)	1,044,870
Net FP segment derivatives(8)	(8,610)	(27,044	)(9)	—	—	(3,635)	(39,289)	(29,712)
Committed preferred trust put options	32,000	24,000	(5)	—	—	—	56,000	24,000
Net credit derivatives(8)	(1,024,584)	248,085	(10)	—	(31,147)	—	(807,646)	242,118

(1)
Realized and unrealized gains/(losses) from changes in values of Level 3 financial instruments represent gains/(losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Transfers are assumed to be made at the beginning of the period.

(3)
Included in net realized gains (losses) from general investment portfolio.

(4)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized gains (losses) on FP segment if determined to be OTTI.

(5)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(6)
Unrealized loss of $1.3 million reported in net unrealized gains (losses) on financial instruments at fair value.

(7)
Unrealized gain of $1,047.4 million reported in net unrealized gains (losses) on financial instruments at fair value.

(8)
Represents net position of derivatives. The consolidated balance sheets present gross assets and liabilities based on net counterparty exposure.

(9)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net unrealized gains (losses) on derivative instruments if not so designated.

(10)
Reported in net change in fair value of credit derivatives.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. FAIR VALUE MEASUREMENT (Continued)

		Six Months Ended June 30, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at June 30, 2008
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) recorded in:
					Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3(2)	Fair Value at June 30, 2008
	Fair Value at January 1, 2008	Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
General investment portfolio:
Bonds	$60,273	$—		$(1,571)	$3,099	$—	$61,801	$—
Equity securities	39,000	(38,000	)(3)	—	—	—	1,000	(38,000)
FP segment bonds	14,764,502	(1,037,184	)(4)	(1,583,680)	(734,400)	—	11,409,238	(1,037,184)
FP trading portfolio	250,575	(81,613	)(5)	—	—	—	168,962	(81,613)
Assets acquired in refinancing transactions	170,492	(3,206	)(6)	(3,563)	(20,744)	—	142,979	(3,206)
FP segment debt	(9,367,135)	606,555	(7)	—	553,133	—	(8,207,447)	609,651
Net FP segment derivatives(8)	591,325	(48,145	)(9)	—	—	(582,469)	(39,289)	(34,992)
Committed preferred trust put options	—	56,000	(5)	—	—	—	56,000	56,000
Net credit derivatives(8)	(537,321)	(204,870	)(10)	—	(65,455)	—	(807,646)	(212,650)

(1)
Realized and unrealized gains/(losses) from changes in values of Level 3 financial instruments represent gains/(losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Transfers are assumed to be made at the beginning of the period.

(3)
Included in net realized gains (losses) from general investment portfolio.

(4)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized gains (losses) on FP segment if determined to be OTTI.

(5)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(6)
Unrealized loss of $3.2 million reported in net unrealized gains (losses) on financial instruments at fair value.

(7)
Unrealized gain of $668.1 million reported in net unrealized gains (losses) on financial instruments at fair value.

(8)
Represents net position of derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(9)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net unrealized gains (losses) on derivative instruments if not so designated.

(10)
Reported in net change in fair value of credit derivatives.

4. FAIR VALUE OPTION

        In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. For a discussion of the Company's valuation methodologies, see Note 3.

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

	Carrying Value of Financial Instruments	Transition Gain/(Loss) Recorded in Retained Earnings	Adjusted Carrying Value of Financial Instruments
	(in thousands)
Assets acquired in refinancing transactions	$163,285	$2,537 (1)	$165,822
FP segment debt	(9,470,797)	(88,310)	(9,559,107)

Pretax cumulative effect of adoption of SFAS 159		(85,773)
Deferred income taxes		30,021

Cumulative effect of adoption of SFAS 159		$(55,752)

(1)
Includes the reversal of $0.7 million of valuation allowances.

Elections

        On January 1, 2008, the Company elected to record the following at fair value:

  •
  Certain FP segment debt instruments including fixed-rate GICs and VIE liabilities for which interest rate risk is hedged using interest rate derivatives in accordance with the Company's risk management strategies. The fair value election enabled the Company to record GICs hedged with IR swaps and/or foreign exchange rate swaps at fair value without having to designate them in a fair value hedge relationship under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as it had previously.

  •
  Certain fixed-rate assets in the portfolio of assets acquired in refinancing transactions. The fair value election enabled the Company to record those assets that are economically hedged with derivatives at fair value without having to designate them in a fair value hedge relationship under SFAS 133.

Changes in Fair Value under the Fair Value Option Election

        The following table presents the pre-tax changes in fair value included in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2008, for items for which the SFAS 159 fair value election was made. The profit and loss information presented below only includes the financial instruments for which the Company elected the fair value option.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4. FAIR VALUE OPTION (Continued)

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Assets acquired in refinancing transactions	$(1,345)	$(3,206)
FP segment debt	1,047,426	668,095

        Included in the amounts in the table above are gains of approximately $732.6 million and $762.8 million for the three and six months ended June 30, 2008, which are attributable to changes in the Company's own credit spread.

Aggregate Fair Value and Aggregate Remaining Contractual Principal Balance Outstanding

        The following table reflects the aggregate fair value and the aggregate remaining contractual principal balance outstanding at June 30, 2008, for certain assets acquired in refinancing transactions and FP segment debt for which the SFAS 159 fair value option has been elected.

	At June 30, 2008
	Remaining Aggregate Contractual Principal Amount Outstanding		Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$144,289	(1)	$142,954
FP segment debt(2)	(8,770,473)		(8,207,447)

(1)
Includes $24.5 million of loans that are 90 days or more past due.

(2)
The fair-value adjustment for FP segment debt considers interest rate, foreign exchange rates and the Company's own credit risk. The Company economically hedges interest and foreign exchange rate risk through the use of derivatives. The fair-value adjustments on these derivatives are recorded in net unrealized gains (losses) on financial instruments at fair value in the consolidated statements of operations and comprehensive income. See Note 11.

5. FP INVESTMENT PORTFOLIO

        The FP Investment Portfolio is broadly comprised of short-term investments, agency and non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs of asset-backed securities ("CDOs of ABS"), and other asset-backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes foreign currency denominated securities classified as "trading," with fair value adjustments recorded as net unrealized gains (losses) on financial instruments at fair value in the consolidated statements of operations and comprehensive income. The Company economically hedges, through the use of derivatives, interest rate and foreign exchange rate risk in the FP Investment Portfolio.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. FP INVESTMENT PORTFOLIO (Continued)

Portfolio Credit Quality

        The following table sets forth the FP Investment Portfolio fixed income securities based on ratings:

FP Investment Portfolio Fixed Income Securities by Rating

Percentage of FP Investment Portfolio June 30, 2008
Rating(1)
AAA	64.2%
AA	14.7
A	9.6
BBB	7.9
Below investment grade	3.6

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at June 30, 2008. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and future adverse rating actions on these securities may occur.

        The FP Investment Portfolio includes FSA-insured investments. Of the bonds included in the FP Investment Portfolio at June 30, 2008, 4.3% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 98.8% of the FSA-insured investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-insured investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 17.9% were insured by other monoline guarantors.

Trading Securities

        In the second quarter of 2008, the Company recorded unrealized losses of $32.1 million in income related to the trading portfolio, compared with unrealized gains of $9.4 million in the second quarter of 2007. Comparable amounts for the first half of 2008 were unrealized losses of $94.3 million compared with unrealized gains of $6.3 million in the first half of 2007.

Available-for-sale Securities

        At June 30, 2008, the primary source of the Company's unrealized losses recorded in accumulated other comprehensive income was from the FP Investment Portfolio. The following tables present the

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. FP INVESTMENT PORTFOLIO (Continued)

amortized cost (after OTTI) and fair value of available-for-sale bonds and short-term investments held in the FP Investment Portfolio:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$562,663	$—	$(47,972)	$514,691
Mortgage-backed securities	12,334,484	2,492	(2,742,472)	9,594,504
Corporate securities	522,810	11,509	(93,344)	440,975
Other securities (primarily asset-backed)	1,986,326	10,365	(302,700)	1,693,991

Total available-for-sale bonds	15,406,283	24,366	(3,186,488)	12,244,161
Short-term investments	1,506,330	—	—	1,506,330

Total available-for-sale bonds and short-term investments	$16,912,613	$24,366	$(3,186,488)	$13,750,491

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$556,241	$5,608	$(6,367)	$555,482
Mortgage-backed securities	14,080,222	8,998	(1,316,493)	12,772,727
Corporate securities	521,727	15,569	(18,074)	519,222
Other securities (primarily asset-backed)	2,056,868	10,963	(118,772)	1,949,059

Total available-for-sale bonds	17,215,058	41,138	(1,459,706)	15,796,490
Short-term investments	1,918,729	—	—	1,918,729

Total available-for-sale bonds and short-term investments	$19,133,787	$41,138	$(1,459,706)	$17,715,219

        There were 49 securities whose fair value was recorded in accumulated comprehensive income as of June 30, 2008, that had been in a continuous unrealized loss position of 20% or more of amortized cost for six months or longer.

        The following tables show the gross unrealized losses recorded in accumulated other comprehensive income and fair values of the available-for-sale bonds in the FP Investment Portfolio,

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. FP INVESTMENT PORTFOLIO (Continued)

aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Available-for-Sale Bonds
in the FP Investment Portfolio

	At June 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$438,111	$(39,441)	$398,670	(9.0)%
Mortgage-backed securities		431,817	(13,899)	417,918	(3.2)
Corporate securities		270,000	(67,500)	202,500	(25.0)
Other securities (primarily asset-backed)		177,355	(21,410)	155,945	(12.1)

Total	56	1,317,283	(142,250)	1,175,033	(10.8)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		59,203	(3,295)	55,908	(5.6)
Mortgage-backed securities		6,474,059	(1,531,617)	4,942,442	(23.7)
Corporate securities		65,000	(18,332)	46,668	(28.2)
Other securities (primarily asset-backed)		1,186,508	(220,967)	965,541	(18.6)

Total	481	7,784,770	(1,774,211)	6,010,559	(22.8)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		65,349	(5,236)	60,113	(8.0)
Mortgage-backed securities		4,500,194	(1,196,956)	3,303,238	(26.6)
Corporate securities		82,148	(7,512)	74,636	(9.1)
Other securities (primarily asset-backed)		272,982	(60,323)	212,659	(22.1)

Total	227	4,920,673	(1,270,027)	3,650,646	(25.8)
Total
Obligations of U.S. states and political subdivisions		562,663	(47,972)	514,691	(8.5)
Mortgage-backed securities		11,406,070	(2,742,472)	8,663,598	(24.0)
Corporate securities		417,148	(93,344)	323,804	(22.4)
Other securities (primarily asset-backed)		1,636,845	(302,700)	1,334,145	(18.5)

Total	764	$14,022,726	$(3,186,488)	$10,836,238	(22.7)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $67.5 million, or 25.0% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $37.4 million, or 24.1% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $39.4 million, or 52.5% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. FP INVESTMENT PORTFOLIO (Continued)

Aging of Unrealized Losses of Available-for-Sale Bonds
in the FP Investment Portfolio

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

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 30.1% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $21.3 million, or 32.1% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

        At June 30, 2008, the FP Investment Portfolio had 65.6% of its portfolio in non-agency RMBS. Based on its analysis of the credit quality and credit protections in the portfolio, management determined that 86 positions in the available-for-sale FP Investment Portfolio were other-than-temporarily impaired. The OTTI charge in the second quarter for such investments was $1,042.4 million and was recorded in realized gains (losses) from financial products segment. The amount of the OTTI charge recorded in the second quarter statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. The amount of OTTI and the estimate of economic loss are based on the Company's ability and intent to hold these assets to maturity. The table below provides the composition of the OTTI charge by asset class.

Other-Than-Temporary Impairment Charge

	Three and Six Months Ended June 30, 2008
	Number of Securities	Other-Than Temporary Impairment
	(dollars in thousands)
Non-agency U.S. RMBS:
First-lien subprime	23	$282,483
Alt-A	45	590,224
Option ARMs	6	43,640
CES	4	54,275
HELOC	6	45,026
Collateral bond obligations, CDO, CLO:
CDOs of ABS	2	26,771

Total	86	$1,042,419

Review of FP Investment Portfolio for Other-than-temporary Impairment

        In its evaluation of securities in the FP Investment Portfolio for other-than-temporary impairment, management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, liquidation rates, loss severity rates and prepayment speeds to determine declines in fair value that are other-than-temporary. The Company uses both proprietary and third-party cash flow models to analyze the underlying collateral of asset-backed securities ("ABS") and the cash flows generated by the collateral to determine whether a security's performance is consistent with the expectation that all payments of principal and interest will be made as contractually required. The Company evaluates each security in the FP Investment Portfolio for OTTI on a quarterly basis.

        The following are the Company's assumptions used in the cash flow models. For securities for which the cash flow model projected a shortfall in contractual payments due to the tranche of the security held by FP, the Company recorded an OTTI charge.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

  First-lien subprime, Alt-A and Option ARM

        For first-lien subprime, Alt-A and option adjustable rate mortgage loan ("Option ARM") securities, the Company applied liquidation rates to each of the delinquency categories over an 18 month liquidation horizon starting at 50% for delinquencies between 30 and 59 days overdue and increasing to 100% for collateral repossessed. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. Upon liquidation, loss severity rates were assumed to be 35% initially for Alt-A and Option ARM securities, increasing linearly over 18 months to 50%, where they were assumed to remain constant for the remaining life. For first-lien subprime securities, the loss severity rate was assumed to start at 50% and increase linearly to 60% over the same 18 month period, where it was assumed to remain constant for the remaining life.

  HELOC and CES

        All of the home equity line of credit ("HELOC") securities and all but four of the closed-end second-lien mortgage ("CES") securities in the FP Investment Portfolio are insured by other monolines. The HELOC and CES securities that are insured by below investment grade financial guarantors were modeled giving 50% benefit to the insurance policy. The Company used assumptions (liquidation rates, expected default rates, prepayment rates and loss severity rates) consistent with those used in the loss reserving process for the Company's insured portfolio of HELOC and CES securities.

  CDOs of ABS

        The sole CDO of ABS in the FP Investment Portfolio is wrapped by a below investment grade financial guarantor. Concentrations of lower-quality RMBS collateral of this security and the assumption that only 50% benefit was given to the below investment grade financial guarantor insurance led the Company to believe that all contractual payments due under the investment will not be made. As a result the Company recorded an OTTI charge.

        Management has determined that the unrealized losses in the remainder of the available-for-sale portfolio are attributable primarily to the current market environment for mortgage-backed securities, and has concluded that these unrealized losses are temporary in nature on the basis of (a) the absence of principal or interest payment defaults on these securities; (b) its analysis of the creditworthiness of the issuers and guarantors, if applicable; (c) its expectation that all payments of principal and interest will be made as contractually required, based on the market-based assumptions previously described; and (d) the Company's ability and intent to hold these securities until a recovery in their fair value or maturity.

        The amortized cost and fair value of the available-for-sale securities in the FP Investment Portfolio are shown below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

  Securities Pledged to Note Holders

        In the normal course of business, the Company may hold securities purchased under agreements to resell. A portion of these securities may be pledged to the Company's investment agreement counterparties (including counterparties with agreements structured as investment repurchase

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FP INVESTMENT PORTFOLIO (Continued)

agreements). However, such securities generally may not be rehypothecated by the investment agreement counterparty. The Company also pledges investments held in the FP Investment Portfolio to investment agreement counterparties. At June 30, 2008, $8,084.9 million of the assets held in its FP Investment Portfolio and related accrued interest were pledged as collateral to investment agreement counterparties.

Distribution of Available-for-Sale Securities
in the FP Investment Portfolio by Contractual Maturity

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,506,330	$1,506,330	$1,918,729	$1,918,729
Due after ten years	1,329,781	1,171,377	1,317,809	1,316,947
Mortgage-backed securities(1)	12,334,484	9,594,504	14,080,222	12,772,727
Asset-backed and other securities(2)	1,742,018	1,478,280	1,817,027	1,706,816

Total available-for-sale bonds and short-term investments	$16,912,613	$13,750,491	$19,133,787	$17,715,219

(1)
Stated maturities for mortgage-backed securities of one to 39 years at June 30, 2008 and of two to 39 years at December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at June 30, 2008 and of four to 44 years at December 31, 2007.

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

        The following table presents the activity in non-specific and case reserves for the six months ended June 30, 2008. Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. In order to determine reasonableness of the non-specific reserve, management employs a methodology that references a calculation of expected loss for risks that are below-investment-grade and high risk watch-list transactions. In the second quarter of 2008, the result of the reasonableness test required a higher non-specific reserve than the statistical calculation in order to account for a significant increase of case reserves related to the second lien RMBS portfolio, which resulted in estimates of loss in excess of the non-specific reserve balance.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
	(in thousands)
December 31, 2007 balance	$99,999	$98,079	$198,078
Incurred	300,429	—	300,429
Transfers	(354,137)	354,137	—
Payments and other decreases	—	(97,384)	(97,384)

March 31, 2008 balance	46,291	354,832	401,123
Incurred	602,842	—	602,842
Transfers	(615,438)	615,438	—
Payments and other decreases	—	(149,991)	(149,991)

June 30, 2008 balance	$33,695	$820,279	$853,974

Case Reserve Summary

	June 30, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$5,636,846	$4,449,321	$659,216	$521,465	10
Asset-backed—Alt-A CES	1,020,694	971,286	177,227	168,315	5
Asset-backed—Option ARM	383,782	353,518	41,255	38,765	3
Asset-backed—other	157,209	96,747	51,923	7,546	10
Public finance	1,523,755	716,443	182,647	84,188	5

Total	$8,722,286	$6,587,315	$1,112,268	$820,279	33

(1)
The amount of the discount at June 30, 2008 for the gross and net case reserves was $380.3 million and $338.8 million, respectively.

	March 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$5,618,089	$4,535,008	$280,234	$228,829	8
Asset-backed—Alt-A CES	823,504	784,928	91,202	86,894	4
Asset-backed—other	128,870	115,764	22,829	6,847	7
Public finance	1,165,087	561,417	85,745	32,262	4

Total	$7,735,550	$5,997,117	$480,010	$354,832	23

(1)
The amount of the discount at March 31, 2008 for the gross and net case reserves was $206.2 million and $191.0 million, respectively.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

	December 31, 2007(2)
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$1,803,340	$1,442,657	$69,633	$56,913	5
Asset-backed—other	47,185	40,554	8,289	6,267	4
Public finance	1,164,248	560,610	96,635	34,899	4

Total	$3,014,773	$2,043,821	$174,557	$98,079	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Assumptions for Case and Non-Specific Reserves

	June 30, 2008	March 31, 2008	December 31, 2007
Case reserve discount rate	1.84%–5.90%	1.93%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%	1.20%–7.95%
Current experience factor	10.8	5.3	2.0

        The increase in case reserves was primarily due to increased net reserves on ten HELOC transactions and five Alt-A CES transactions. In the second quarter, the Company also established net reserves of $38.8 million on three Option ARM insured transactions and $50.6 on one public finance transaction. At June 30, 2008, the Company increased its projected estimated ultimate net loss (discounted to present value) on RMBS transactions to $983.3 million, from $420.0 million at March 31, 2008, primarily as a result of its revised assumption that economic stress in the U.S. economy will continue at a high level until the middle of 2009 and return to normal in late 2010. Management's current reserve estimates assume loss levels for transactions backed by second-lien mortgage products will remain at their peaks until mid-2009 (six months longer than assumed last quarter) and slowly recover to more normal rates by mid-2010. For first-lien mortgage transactions, where losses take longer to develop than in second-lien mortgage transactions, peak conditional default rates are assumed to continue until early 2010 and then decline linearly over 12 months to 25% of the peak, remain there for three years and then taper down to 5% of peak rates over several years.

        Estimates of loss are net of reinsurance and anticipated recoveries and are reevaluated on a quarterly basis. In the second quarter of 2008, the Company paid net claims of $150.5 million in HELOC claims. This brought the inception to date net claim payments on HELOC transactions to $254.7 million. There were no claims paid on Alt-A CES and Option ARMs through June 30, 2008. Most Alt-A CES claims will not be due for at least 28 years. Option ARM claim payments are expected to occur beginning in 2012.

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

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above:

Par Outstanding

	June 30, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$545,011	$410,777	$527,931	$395,470
Category III	8,572	5,096	8,467	5,053
Category IV	152	141	3,976	3,297
Category V no claim payments	4,474	3,225	2,654	1,737
Category V with claim payments	5,256	4,211	1,163	900

Total	$563,465	$423,450	$544,191	$406,457

Case Reserves

	June 30, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)
Category V no claim payments	$436,882	$302,160	$112,629	$64,430
Category V with claim payments	675,386	518,119	61,928	33,649

Total	$1,112,268	$820,279	$174,557	$98,079

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

        Management periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's actual loss experience, its mix of business and economic conditions. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ materially from current estimates.

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

7.    FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. At June 30, 2008, interest rates were between 1.34% and 6.07% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include accretion of $981.2 million. VIE debt includes $975.6 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under GIC and VIE debt for the remainder of 2008, each of the next four calendar years ending December 31, and thereafter:

Principal Amount
(in thousands)
2008	$2,460,236
2009	4,143,986
2010	2,103,601
2011	727,545
2012	1,279,022
Thereafter	11,332,271

Total	$22,046,661

8.    OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and asset-backed (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $874.7 billion at June 30, 2008 and $833.2 billion at December 31, 2007. The net amount of financial guaranties in force was $635.9 billion at June 30, 2008 and $598.3 billion at December 31, 2007.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8.    OUTSTANDING EXPOSURE (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	(in millions)
Domestic obligations
General obligation	$155,681	$146,883	$32,727	$32,427	$122,954	$114,456
Tax-supported	76,083	69,409	20,452	19,453	55,631	49,956
Municipal utility revenue	63,997	57,913	14,349	13,610	49,648	44,303
Health care revenue	25,218	25,843	11,539	11,796	13,679	14,047
Housing revenue	9,835	9,898	2,068	2,187	7,767	7,711
Transportation revenue	33,170	29,189	12,021	11,782	21,149	17,407
Education/University	9,427	7,178	1,828	1,710	7,599	5,468
Other domestic public finance	2,910	2,773	742	900	2,168	1,873

Subtotal	376,321	349,086	95,726	93,865	280,595	255,221
International obligations	50,950	49,224	22,192	21,925	28,758	27,299

Total public finance obligations	$427,271	$398,310	$117,918	$115,790	$309,353	$282,520

        The par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	(in millions)
Domestic obligations
Residential mortgages	$21,030	$22,882	$2,866	$3,108	$18,164	$19,774
Consumer receivables	11,473	12,401	1,236	1,060	10,237	11,341
Pooled corporate	67,292	69,317	10,198	10,110	57,094	59,207
Other domestic asset-backed	3,909	4,000	1,817	2,024	2,092	1,976

Subtotal	103,704	108,600	16,117	16,302	87,587	92,298
International obligations	32,490	37,281	5,980	5,642	26,510	31,639

Total asset-backed obligations	$136,194	$145,881	$22,097	$21,944	$114,097	$123,937

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9.    FEDERAL INCOME TAXES

        The total amount of unrecognized tax benefits at both June 30, 2008 and December 31, 2007 was $19.2 million. If recognized, the entire amount would favorably affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. For the three months ended June 30, 2008 and 2007, the Company accrued $0.2 million and $0.3 million, respectively, of expenses related to interest and penalties. For the first half of 2008 and 2007, the Company accrued $0.5 million and $0.7 million, respectively, of expenses related to interest and penalties. Cumulative interest and penalties of $2.8 million and $2.3 million have been accrued on the Company's balance sheet at June 30, 2008 and December 31, 2007, respectively.

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

        The 2008 and 2007 effective tax rates differ from the statutory rate of 35% as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tax provision (benefit) at statutory rate	(35.0)%	35.0%	(35.0)%	35.0%
Tax-exempt investments	(2.7)	(17.3)	(2.4)	(13.9)
Fair-value adjustment for committed preferred trust put options	(1.6)	—	(1.6)	—
Other	0.3	(0.8)	0.3	0.6

Total tax provision (benefit)	(39.0)%	16.9%	(38.7)%	21.7%

        The current-year effective tax rate reflects the lower ratio of tax-exempt interest income to year-to-date pre-tax loss due to the significant negative fair value adjustments. The additional losses from the HELOC and CES transactions led to a distorted budgeted effective tax rate. The Company, therefore, believes it is unable to make a reliable estimate using the effective rate method and has used the actual tax calculated for the period ended June 30, 2008.

Tax Provision (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Current tax provision (benefit)	$(83,342)	$30,489	$(155,285)	$47,368
Deferred tax provision (benefit)	(128,012)	(17,694)	(319,885)	(6,314)

Total tax provision (benefit)	$(211,354)	$12,795	$(475,170)	$41,054

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO

        Management views credit derivatives contracts as part of its financial guarantee business, under which the Company intends to hold its written and purchased positions for the entire term of the related contracts. The Company's credit derivative portfolio is comprised of (a) CDS contracts that are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133 and (b) financial guarantees of other derivative contracts that are required to be marked to market, namely insured interest rate swaps entered into in connection with the issuance of certain public finance obligations and insured NIM securitizations issued in connection with certain RMBS financings.

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. The tables below illustrate the current required presentation with prior-period balances reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "Net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes primarily premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this caption would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

        The components of net change in fair value of credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$32,660	$23,161	$68,839	$45,400
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	145,694	$(9,483)	$(28,027)	$(16,240)
High yield	78,447	(33,018)	(63,395)	(35,384)

Total pooled corporate CDS	224,141	(42,501)	(91,422)	(51,624)
Funded CLOs and CDOs	56,214	(2,146)	(59,915)	(5,030)
Other structured obligations	(46,493)	(716)	(105,801)	(441)

Total CDS	233,862	(45,363)	(257,138)	(57,095)
NIMs and interest rate swaps	(18,437)	(224)	(16,571)	(1,698)

Subtotal	215,425	45,587	273,709	58,793

Net change in fair value of credit derivatives	$248,085	$(22,426)	$(204,870)	$(13,393)

(1)
Includes amounts that in prior periods were classified as premiums earned.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

        The fair value of credit derivatives are reported in the balance sheet as "other assets" or "other liabilities and minority interest" based on the net gain or loss position with each counterparty. The unrealized component includes the market appreciation or depreciation of the derivative contracts, as discussed in Note 3.

Unrealized Gains (Losses) of Credit Derivative Portfolio(1)

	At June 30, 2008	At December 31, 2007
	(in thousands)
Pooled corporate CDS:
Investment grade	$(124,752)	$(116,482)
High yield(2)	(203,452)	(151,228)

Total pooled corporate CDS	(328,204)	(267,710)
Funded CLOs and CDOs	(320,872)	(269,204)
Other structured obligations(3)	(135,622)	(34,883)

Total CDS	(784,698)	(571,797)
NIMs and IR swaps	(22,948)	(6,485)

Total credit derivatives	$(807,646)	$(578,282)

    (1)
    Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

    (2)
    Includes credit impairment of $50.1 million on below investment grade CDS contracts.

    (3)
    Includes credit impairment of $17.8 million on below investment grade CDS contracts.

        Prior to the adoption of SFAS 157 on January 1, 2008 (the "Adoption Date"), the Company followed EITF 02-03. Under EITF 02-03, the Company was prohibited from recognizing a profit at the inception of its CDS contracts (referred to as "day one" gains) because the fair value of those derivatives is based on a valuation technique that incorporated unobservable inputs. Accordingly, the Company deferred approximately $40.9 million pre-tax of day one gains related to the fair value of CDS contracts purchased that were not permitted to be recognized under EITF 02-03. As SFAS 157 nullified the guidance in EITF 02-03, on the Adoption Date the Company recognized in beginning retained earnings as a transition adjustment $40.9 million of previously deferred day one gains (pre-tax). See Note 3 for further discussion of the Company's adoption of SFAS 157.

        The negative fair-value adjustments for the first six months of 2008 were a result of continued widening of credit spreads in the insured CDS portfolio, offset in part by the positive income effects of the Company's own credit spread widening. For the second quarter, the credit spread in the underlying CDS portfolio continued to widen, but its effect was more than offset by the positive effects of the widening of the Company's own credit spread. Despite the structural protections associated with CDS contracts written by FSA, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and CLOs, as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

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

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts written by FSA are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead, they are written with the intent to provide protection for the stated duration of the contract, similar to the Company's intent with regard to a financial guaranty contract.

  •
  FSA is not entitled to terminate its CDS contracts and realize a profit on a position that is "in the money." A counterparty to a CDS contract written by FSA generally is not able to force FSA to terminate a CDS contract that is "out of the money."

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry, i.e. the risk that the CDS writer would be required to make cash payments, is not present in a CDS contract written by a financial guarantor. Terms of the CDS contracts are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        CDS contracts in the asset-backed portfolio represent 69% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio. Net par outstanding in the table below is also included in the tables in Note 8.

Selected Information for CDS Portfolio
at June 30, 2008

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	90%	1%		9%	—%	—%	$21,495	4.2
High yield	86	9		—	—	5	15,151	2.9
Funded CDOs and CLOs	28	65	(5)	6	1	—	32,390	3.0
Other structured obligations(4)	48	21	(5)	12	18	1	9,265	3.1

Total	59	31		7	2	1	$78,301	3.4

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

Selected Information for CDS Portfolio
at December 31, 2007

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—%	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(5)	—	—	—	33,000	3.4
Other structured obligations(4)	62	36	(5)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes one CDS with Double-B underlying rating and one CDS with Single-B underlying rating.

(4)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $409.6 million and $223.9 million at June 30, 2008 and December 31, 2007, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-A or higher.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS (Continued)

        In order for a derivative to qualify for hedge accounting, it must be highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Company uses analysis of the sensitivity of fair values to changes in the risk being hedged, as well as dollar value comparisons of the change in the fair value of the derivative to the change in the fair value of the hedged item that is attributable to the risk being hedged. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value must be assessed and documented at least quarterly. Any ineffectiveness must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

        An effective fair-value hedge is defined as one whose periodic change in fair value is 80% to 125% correlated with the change in fair value of the hedged item. The difference between a perfect hedge (i.e., the change in fair value of the hedge and hedged item offset one another so that there is zero effect on the consolidated statements of operations and comprehensive income, referred to as being "100% correlated") and the actual correlation within the 80% to 125% effectiveness range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% effectiveness range. The table below presents the net gain (loss) related to the ineffective portion of the Company's fair-value hedges.

Hedging Ineffectiveness

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Ineffective portion of fair-value hedges(1)	$1,663	$4,812	$1,234	$5,095

(1)
Includes the changes in value of hedging instruments related to the passage of time, which have been excluded from the assessment of hedge effectiveness.

Changes in Hedge Accounting Designations

        In 2007, the Company designated certain interest rate swaps, which economically hedged FP segment GIC liabilities, as being in fair value hedging relationships. All derivative income, expense and fair value adjustments were reflected in the caption "Net interest expense from financial products segment" in order to offset interest expense and fair value adjustments on the hedged interest rate risk of the GICs, which were also recorded in that caption. With the adoption of SFAS 159 on January 1, 2008, the Company elected to discontinue hedge accounting for these GICs and elected the fair value option for certain liabilities in the FP segment debt portfolio, as described in Note 4. The fair value option allows the fair value adjustment on these liabilities to be recorded in earnings without hedge documentation and effectiveness testing requirements prescribed under SFAS 133. However, when the fair value option is elected, the fair value adjustment of liabilities must incorporate all components of fair value, including valuation adjustments related to the reporting entity's own credit risk. Under hedge accounting, only the component of fair value attributable to the hedged risk (i.e. interest rate risk) was recorded in earnings.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS (Continued)

        As of January 1, 2008, fixed-rate assets in the available-for-sale FP Segment Investment Portfolio that are economically hedged with interest rate swaps were designated in fair value hedging relationships. Prior to January 1, 2008, changes in the fair value of these economically hedged assets were recorded in accumulated other comprehensive income, whereas the corresponding changes in fair value of the related hedging instrument were recorded in earnings. Under fair value hedge accounting, the fair value adjustments related to the hedged risk are recorded in earnings and adjust the amortized cost basis of the related assets. The interest and fair value adjustments on the derivatives and the interest income and fair value adjustment on the assets attributable to the hedged interest rate risk are recorded in "Net interest income from financial products segment" in the consolidated statements of operations and comprehensive income, thereby offsetting each other and reflecting economic inefficiency on the hedging relationship in earnings. The Company does not seek to apply hedge accounting to all of its economic hedges.

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

12.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST

        The detailed balances that comprise other assets and other liabilities and minority interest at June 30, 2008 and December 31, 2007 are as follows:

Other Assets

	At June 30, 2008	At December 31, 2007
	(in thousands)
Other assets:
FP segment derivatives at fair value	$934,406	$837,676
Credit derivatives at fair value	229,069	124,282
VIE other invested assets	24,743	24,091
Securities purchased under agreements to resell	100,000	152,875
DCP and SERP at fair value	120,104	142,642
Tax and loss bonds	155,352	153,844
Accrued interest in FP segment investment portfolio	33,765	52,776
Accrued interest income on general investment portfolio	67,714	63,546
Salvage and subrogation recoverable	4,740	39,669
Committed preferred trust put options at fair value	56,000	—
Federal income tax receivable	166,357	—
Other assets	159,342	123,055

Total other assets	$2,051,592	$1,714,456

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST (Continued)

Other Liabilities and Minority Interest

	At June 30, 2008	At December 31, 2007
	(in thousands)
Other liabilities and minority interest:
FP segment derivatives at fair value	$156,294	$99,457
Credit derivatives at fair value	1,036,715	702,564
DCP and SERP payable	120,104	142,653
Accrued interest on FP segment debt	175,060	186,854
Equity participation plan	—	112,151
Payable for securities purchased	153,213	—
Other liabilities and minority interest	164,357	234,576

Total other liabilities and minority interest	$1,805,743	$1,478,255

13.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance, which it has historically provided for both public finance and asset-backed obligations. The FP segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants, and the VIEs' operations. See Note 1 for description of business. The following tables summarize the financial information by segment on a pre-tax basis, as of and for the three and six months ended June 30, 2008 and 2007.

Financial Information Summary by Segment

	Three Months Ended June 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$428,295	$(152,693)	$—	$275,602
Intersegment	6,589	(2,899)	(3,690)	—
Expenses:
External	(629,988)	(187,468)	—	(817,456)
Intersegment	(2,866)	(824)	3,690	—

Income (loss) before income taxes	(197,970)	(343,884)	—	(541,854)
GAAP income to operating earnings adjustments	(310,028)	58,083	—	(251,945)

Pre-tax segment operating earnings (losses)	$(507,998)	$(285,801)	$—	$(793,799)

Segment assets	$10,223,173	$16,456,310	$(207,606)	$26,471,877

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    SEGMENT REPORTING (Continued)

	Three Months Ended June 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$138,353	$271,936	$—	$410,289
Intersegment	837	4,062	(4,899)	—
Expenses:
External	(66,790)	(267,877)	—	(334,667)
Intersegment	(4,062)	(837)	4,899	—

Income (loss) before income taxes	68,338	7,284	—	75,622
GAAP income to operating earnings adjustments	49,281	11,640	—	60,921

Pre-tax segment operating earnings (losses)	$117,619	$18,924	—	$136,543

Segment assets	$7,091,807	$20,185,782	$(262,199)	$27,015,390

	Six Months Ended June 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$145,785	$44,640	$—	$190,425
Intersegment	726	7,386	(8,112)	0
Expenses:
External	(972,632)	(445,039)	—	(1,417,671)
Intersegment	(6,612)	(1,500)	8,112	0

Income (loss) before income taxes	(832,733)	(394,513)	—	(1,227,246)
GAAP income to operating earnings adjustments	147,661	113,917	—	261,578

Pre-tax segment operating earnings (losses)	$(685,072)	$(280,596)	$—	$(965,668)

	Six Months Ended June 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$293,948	$551,170	$—	$845,118
Intersegment	1,746	8,301	(10,047)	—
Expenses:
External	(123,467)	(532,574)	—	(656,041)
Intersegment	(8,301)	(1,746)	10,047	—

Income (loss) before income taxes	163,926	25,151	—	189,077
GAAP income to operating earnings adjustments	66,025	9,936	—	75,961

Pre-tax segment operating earnings (losses)	$229,951	$35,087	$—	$265,038

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    SEGMENT REPORTING (Continued)

Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)

	Three Months Ended June 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$(507,998)	$(285,801)	$—	$(793,799)
Operating earnings to GAAP income adjustments	310,028	(58,083)	—	251,945
Tax (provision) benefit				211,354

Net income (loss)				$(330,500)

	Three Months Ended June 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$117,619	$18,924	$—	$136,543
Operating earnings to GAAP income adjustments	(49,281)	(11,640)	—	(60,921)
Tax (provision) benefit				(12,795)

Net income (loss)				$62,827

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    SEGMENT REPORTING (Continued)

	Six Months Ended June 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$(685,072)	$(280,596)	$—	$(965,668)
Operating earnings to GAAP income adjustments	(147,661)	(113,917)	—	(261,578)
Tax (provision) benefit				475,170

Net income (loss)				$(752,076)

	Six Months Ended June 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$229,951	$35,087	$—	$265,038
Operating earnings to GAAP income adjustments	(66,025)	(9,936)	—	(75,961)
Tax (provision) benefit				(41,054)

Net income (loss)				$148,023

        The intersegment assets consist primarily of intercompany notes issued by FSA and held within the FP Investment Portfolio. The intersegment revenues and expenses relate to interest income and interest expense on intercompany notes and premiums paid by FSA Global on FSA-insured notes.

        GAAP income to operating earnings adjustments are primarily comprised of fair-value adjustments deemed to be non-economic. Such adjustments relate to (1) non-economic fair-value adjustments for credit derivatives in the insured portfolio, (2) non-economic impairment charges on investments, (3) fair-value adjustments for instruments with economically hedged risks and (4) fair-value adjustments attributable to the Company's own credit risk. Management believes that by making such adjustments the measure more closely reflects the underlying economic performance of segment operations.

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

14.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2008 the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). This statement addresses accounting standards applicable to existing and future financial guaranty insurance and reinsurance contracts issued by insurance companies under GAAP, including accounting for claims liability measurement and recognition and premium recognition and related disclosures. SFAS 163 requires the Company to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected net cash flows. The premium earnings methodology under SFAS 163 will be based on a constant rate methodology. SFAS does not apply to financial guarantee insurance contracts accounted for as

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

14.    RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

derivatives within the scope of SFAS 133. SFAS 163 also requires the Company to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guaranty contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements related to claim liabilities which are effective for financial statements prepared as of September 30, 2008. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing the impact of SFAS 163 on the Company's consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133" ("SFAS 161"). This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company's consolidated financial position and results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company is currently assessing the impact of SFAS 160 on the Company's consolidated financial position and results of operations.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

15.    COMMITMENTS AND CONTINGENCIES (Continued)

        As previously disclosed, in March and April 2008 three purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Hinds County, Mississippi et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the Southern District of New York, case no. 1:08 CV 2516); (ii) Fairfax County, Virginia et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, case no. 1:08-cv-00432); and (iii) City of Oakland, California, et al. v. AIG Financial Products Corp. et al. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California, case no. 1:CV 08 2116). In the lawsuits, a large number of financial institutions, including the Company and/or FSA, are named as defendants. In June 2008, the U.S. Judicial Panel on Multidistrict Litigation transferred the three actions to the U.S. District Court for the Southern District of New York and ordered them consolidated under case no. 1.08-cv-2516(VM).

        Four additional purported class action lawsuits subsequently were commenced, also seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Central Bucks School Dist. v. Wachovia Bank N.A. et al. (filed on or about June 4, 2008 in the U.S. District Court for the District of Columbia, case no.1:08-cv-956); (ii) Mayor & City Counsel of Baltimore v. Wachovia Bank N.A. et al. (filed on or about July 3, 2008 in the U.S. District Court for the Southern District of New York, case no. 1:08-cv-6142); (iii) County of Alameda v. AIG Financial Products Corp. et al. (filed on or about July 9, 2008 in the U.S. District Court for the Northern District of California, case no. 1:08-cv-3278); and (iv) City of Fresno, California v. AIG Financial Products Corp. et al. (filed on or about July 18, 2008 in the U.S. District Court for the Eastern District of California, case no. 1.08-cv-1045). These four additional purported class actions have been transferred to the U.S. District Court for the Southern District of New York and consolidated with the other three actions described above.

        The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. Class certification has yet to be addressed by any court. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In July 2008, two lawsuits were commenced in California state court seeking damages for alleged violations of California antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) City of Los Angeles v. Bank of America, N.A. et al. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, case no. BC 394944); and (ii) City of Stockton v. Bank of America, N.A. et al. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, case no. CGC-08-477851). The lawsuits name a large number of financial institutions, including the Company and FSA, as defendants. The complaints in the lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

16.    EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	At June 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(dollars in millions)		(dollars in thousands)
Assured Guaranty Re Ltd	$1,032	$32,338	$82,450	$200,250
Radian Asset Assurance Inc.	99	25,794	1,941	258,108
RAM Reinsurance Co. Ltd.	—	12,580	—	—
BluePoint Re, Limited(3)	—	8,705	—	—
XL Capital Assurance Inc. and XL Financial Assurance Ltd.	1,567	8,215	33,769	368,747
CIFG Assurance North America Inc.	202	2,085	25,886	105,770
Ambac Assurance Corporation	5,184	1,295	673,199	914,634
Financial Guaranty Insurance Company	5,532	1,138	388,301	402,352
ACA Financial Guaranty Corporation	21	949	—	—
MBIA Insurance Corporation	4,391	—	705,068	853,943

Total	$18,028	$93,099	$1,910,614	$3,103,804

Total portfolio	$423,450	$140,015	$5,808,512	$18,390,184
% of total portfolio	4%	66%	33%	17%

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Based on amortized cost, which includes write-down of securities that were deemed to be OTTI.

(3)
In August 2008, the Company learned that a provisional liquidator of BluePoint Re, Limited, had been appointed. The Company's reinsurance recoverable from BluePoint Re, Limited is collateralized. Moody's downgraded BluePoint Re, Limited, from A2 to Ca on August 13, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    EXPOSURE TO MONOLINES (Continued)

Exposures to Monolines
and Ratings of Underlying Risks

	At June 30, 2008
	Insured Portfolio		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Segment Investment Portfolio
	(dollars in millions)		(dollars in thousands)
Assured Guaranty Re Ltd.
Exposure(2)	$1,032	$32,338	$82,450	$200,250
Triple-A	—%	7%	2%	—%
Double-A	11	39	—	23
Single-A	28	37	79	71
Triple-B	22	15	19	—
Below Investment Grade	39	2	—	6
Radian Asset Assurance Inc.
Exposure(2)	$99	$25,794	$1,941	$258,108
Triple-A	5%	8%	—%	—%
Double-A	—	41	100	—
Single-A	14	39	—	—
Triple-B	57	11	—	—
Below Investment Grade	24	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(2)	$—	$12,580	$—	$—
Triple-A	—%	14%	—%	—%
Double-A	—	40	—	—
Single-A	—	32	—	—
Triple-B	—	12	—	—
Below Investment Grade	—	2	—	—
BluePoint Re, Limited
Exposure(2)	$—	$8,705	$—	$—
Triple-A	—%	11%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	15	—	—
Below Investment Grade	—	1	—	—

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    EXPOSURE TO MONOLINES (Continued)

Syncora Guarantee Inc. and Syncora Guarantee Re Ltd.(3)
Exposure(2)	$1,567	$8,215	$33,769	$368,747
Triple-A	29%	—%	—%	2%
Double-A	—	18	17	—
Single-A	24	35	80	13
Triple-B	25	45	—	68
Below Investment Grade	22	2	—	17
Not Rated	—	—	3	—
CIFG Assurance North America Inc.
Exposure(2)	$202	$2,085	$25,886	$105,770
Triple-A	—%	2%	—%	—%
Double-A	2	28	—	25
Single-A	9	34	100	28
Triple-B	89	32	—	10
Below Investment Grade	—	4	—	37
Ambac Assurance Corporation
Exposure(2)	$5,184	$1,295	$673,199	$914,634
Triple-A	6%	—%	—%	16%
Double-A	40	8	27	6
Single-A	33	35	70	32
Triple-B	14	57	2	37
Below Investment Grade	7	—	1	9
Financial Guaranty Insurance Company
Exposure(2)	$5,532	$1,138	$388,301	$402,352
Triple-A	—%	—%	—%	—%
Double-A	32	18	32	2
Single-A	57	47	65	39
Triple-B	9	35	3	44
Below Investment Grade	2	—	—	15
ACA Financial Guaranty Corporation
Exposure(2)	$21	$949	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	63	72	—	—
Single-A	—	26	—	—
Triple-B	—	2	—	—
Below Investment Grade	37	—	—	—

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    EXPOSURE TO MONOLINES (Continued)

MBIA Insurance Corporation
Exposure(2)	$4,391	$—	$705,068	$853,943
Triple-A	—%	—%	—%	—%
Double-A	50	—	46	24
Single-A	12	—	47	21
Triple-B	38	—	5	40
Below Investment Grade	—	—	2	15

(1)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(2)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

(3)
Formerly XL Capital Assurance Inc. and XL Financial Assurance Ltd. Excludes $1.0 million in redeemable preferred shares of SGR, which are not rated. See Note 18.

17.    RELATED PARTY TRANSACTIONS

        On June 30, 2008, the Company's subsidiary FSAM entered into a revolving credit agreement with Dexia Crédit Local, pursuant to which Dexia Crédit Local provides a $5.0 billion committed, unsecured standby line of credit to FSAM. The standby line of credit has an initial termination date of June 30, 2013, which will be extended for five year terms on a rolling basis, subject to termination by Dexia Crédit Local upon five years notice. There were no borrowings under the agreement as of June 30, 2008.

18.    SUBSEQUENT EVENTS

        On July 21, 2008, Moody's placed the ratings of FSA on review for possible downgrade. On August 6, 2008, S&P placed FSA's ratings on negative watch and Fitch re-affirmed FSA's Triple-A, stable rating.

        On July 28, FSA agreed to commute its reinsurance from SGR, totaling approximately $8.4 billion principal outstanding, in return for the ceded statutory unearned premium, loss reserve and commutation premium of $35.0 million, and to sell its preferred shares in SGR to Syncora Holdings Ltd. Additionally, FSA has reinsured approximately $6.4 billion of that commuted par outstanding to Syncora Guarantee Inc. ("SGI"), formerly XL Capital Assurance Inc., with SGI's reinsurance obligations to FSA secured by collateral to be held in a trust. FSA has retained the remainder of the commuted exposure. In connection with this commutation, the Company is undergoing a review of the reassumed portfolio to determine whether the Company will be required to consolidate any the issuers of the insured obligations in this portfolio. In August 2008, the Company received $2.9 million in final settlement for its SGR investment, resulting in a gain of $1.9 million to be recorded in the third quarter of 2008.

        On August 4, 2008, Dexia Holdings injected $300 million into the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        In this Quarterly Report, the Company has included statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "—Forward-Looking Statements."

Executive Overview

Business Environment and Market Trends

        Financial Security Assurance Holdings Ltd. ("FSA Holdings" or, together with its consolidated subsidiaries, the "Company") operates in two business segments: financial guaranty and financial products ("FP"). The financial guaranty segment includes primarily the operations of Financial Security Assurance Inc. ("FSA") and its insurance company subsidiaries. Historically, the Company provided financial guaranty insurance on both public finance and asset-backed obligations. On August 6, 2008, the Company announced that it will cease providing financial guaranty insurance on asset-backed obligations and participate exclusively in the global public finance and infrastructure markets.

        The FP segment is composed of non-insurance company subsidiaries that borrow funds by issuing either guaranteed investment contracts and other investment agreements ("GICs") issued by certain subsidiaries of FSA Holdings (the "GIC Subsidiaries") or debt issued by certain consolidated variable interest entities (the "VIEs"). The Company invests the proceeds of FP segment debt issuances in fixed-income securities that satisfy the Company's investment criteria, with the objective of generating a positive net interest margin ("NIM"). The GIC Subsidiaries are consolidated by FSA Holdings, and the VIEs are consolidated by FSA. On August 6, 2008, the Company announced that Dexia S.A. ("Dexia"), the Company's parent, will assume the liquidity and credit risks of the Company's GIC operations.

        In both segments, the Company is affected by conditions in the financial markets and general economic conditions, primarily in the United States and also, to a growing extent, outside the U.S.

  Continuing Stress on the Financial Guaranty Industry

        A number of the Company's competitors in the financial guaranty industry announced sharp increases in projected losses on insured transactions in the first quarter 2008 and subsequently were downgraded or placed on credit watch, negative outlook or review for further downgrade by the major securities rating agencies. These guarantors generally had significant exposure to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS"), which include CDOs of CDOs (also referred to as "CDO squared"). The Company's two largest competitors, MBIA Insurance Corp. ("MBIA") and Ambac Assurance Corp. ("Ambac") were downgraded to Aa3/negative outlook and A2/negative outlook, respectively, by Moody's Investors Service, Inc. ("Moody's") and AA/watch negative by Standard & Poor's Ratings Services ("S&P"). Fitch Ratings ("Fitch") withdrew its Insurer Financial Strength ratings on those two guarantors.

        On August 6, 2008, Fitch affirmed FSA's Triple-A rating. On July 21, 2008, Moody's placed FSA's Aaa-stable ratings on review for possible downgrade, and on August 6, 2008, S&P placed FSA's AAA rating on negative outlook. Moody's placed the Aaa stable-ratings of Assured Guaranty Corp. on review for possible downgrade as well. The ratings actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors in general as well as FSA's reported losses and potential future earnings volatility associated with exposures to mortgage-backed securities. In announcing the review for possible downgrade, Moody's stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio and that FSA was estimated to be $140 million below the Aaa target level. The Company subsequently received $300 million from Dexia Holdings Inc. in August 2008, which, in addition to Dexia's assumption of liquidity and credit risk of the GIC operations, will bring FSA's capital to levels in excess of the Moody's Triple-A capital requirements.

        The effect of the recent Moody's and S&P ratings actions on FSA's market opportunities remains unclear. FSA was the market leader in the first half of 2008, originating record PV premiums in the U.S. municipal sector and achieving a 62% share of the insured U.S. municipal market. Prior to the ratings actions, due to the impact of losses and downgrades on the majority of FSA's competitors, FSA's share of the primary U.S. municipal bond insurance market had been increasing since November of 2007.

        Concerns regarding the capital adequacy of Triple-A guarantors have drawn attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In February 2008, the Superintendent of Insurance of the State of New York (the "New York Superintendent") stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring credit default swaps ("CDS") and certain structured finance obligations, such as CDOs of ABS, or separating the municipal insurance business from the non-municipal insurance business. There also have been proposals for a federal office to oversee bond insurers. The cost of buying protection in the CDS market on monoline names continued to rise markedly in the second quarter.

        The Company's competitors are taking a variety of actions to protect policyholders, restore stable Triple-A ratings and recover market confidence. Certain financial guaranty insurers have announced or are considering plans to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance. Some have raised substantial amounts of new capital.

        A new monoline competitor, Berkshire Hathaway, has obtained Triple-A ratings for Berkshire's Columbia Insurance Company and Berkshire Hathaway Assurance Corporation from Moody's and S&P. Other entities have announced an intention or interest in establishing new financial guaranty insurers, but their ability to do so remains uncertain. The Company has direct exposure to other financial guaranty insurers through secondary guaranties of previously insured securities, reinsurance and investments. Downgrades of other monolines could cause incurred loss in the insured portfolio and mark-to-market losses in the Company's investment portfolios. Additionally, such downgrades could reduce the credit for reinsurance and for previously wrapped insured transactions that rating agencies assign in their capital adequacy models, increasing the capital charges in those models.

        At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge, but it is taking a number of steps to strengthen its capital position and effect a strategic review of its business.

  FSA's Strategic Review

        After a careful strategic analysis, the Company decided, in the third quarter, to cease providing financial guaranty insurance of asset-backed obligations in order to devote its full human and capital resources to expanding its position in the global public finance and infrastructure markets. This decision is based on weighing the risks and volatility embedded in the asset-backed security business, in particular residential mortgage-backed securities ("RMBS"), versus the opportunities available in lower-risk sectors of the public finance markets.

        The Company believes that the current U.S. municipal operating environment remains favorable for highly rated bond insurers. While the insured penetration of bond insurance in the U.S. municipal market decreased to 24% in the first half of 2008, the Company believes that it will normalize to a higher level as financial markets stabilize and conversions from auction rate securities to fixed rate bonds occur during the second half of 2008. Further, U.S. municipal investors continue to focus on underlying issuer credit fundamentals. The Company believes that, even if credit spreads tighten from current market levels, FSA would continue to find profitable opportunities to apply its guaranty to municipal and infrastructure obligations. Additionally, the international public finance markets are steadily regaining momentum with smaller private placements and wrapped bank loans complementing the still illiquid bond market. The Company will redeploy some personnel from asset-backed security origination to transaction oversight and loss mitigation. Overall, the Company expects the strategic review to result in an approximately 10% head-count reduction. Additionally, the Company estimates that approximately $1.0 billion of economic capital will be released over the next three to five years as the asset-backed portfolio amortizes with no new originations. The amortizing asset-backed portfolio is expected to generate in excess of $700 million of earned revenue over the remaining life of the policies.

        In addition, Dexia has announced that it will assume the liquidity and credit risks of the Company's GIC operations. Dexia had previously provided liquidity support to the Company's FP business through the provision of a $5 billion credit facility on June 30, 2008.

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

        Beginning in 2005, the Company reduced insurance of RMBS and generally avoided insurance of CDOs of ABS. In all, FSA insured two CDOs of ABS with a total net par outstanding of $363 million: (1) a Double-A rated obligation insured in 2000 with $63 million net par outstanding and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral, and (2) a Single-A rated $300 million CDS excess-of-loss reinsurance transaction insured in 2005 at four times the original Triple-A attachment point. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of mezzanine tranches of subprime RMBS, with most credit concerns focused on 2006 and 2007 originations.

        In 2007 and 2008, mortgage performance deteriorated rapidly, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed, and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the home equity line of credit ("HELOC") market, which generally involves prime borrowers, projected losses rose to unprecedented levels. In the first quarter of 2008, these borrowers began to default at much higher rates, a trend which continued through the first half of the year.

        In the first quarter of 2008, the Company established case reserves on several HELOC and Alt-A insured obligations. During the second quarter of 2008, the Company increased its loss provisions, primarily those related to the insured RMBS portfolio, to reflect the assumption that economic stress in the U.S. economy will continue at least six months longer than the Company had estimated in the first quarter, increasing the length of time that higher than previously estimated default rate levels will continue. Loss expense in the three and six months ended June 30, 2008 was $602.9 million and $903.3 million, respectively, related primarily to insured RMBS. Additionally, the Company recorded pre-tax other than temporary impairment ("OTTI") charges of $1,042.4 million (of which $316.5 million was considered economic) for RMBS in the Company's portfolio of investments supporting FSA-insured GICs (the "FP Investment Portfolio"). At June 30, 2008, approximately 65.6% of the FP Investment Portfolio was invested in non-agency RMBS, of which 66.2% were rated Triple-A, 12.7% were rated Double-A, 7.8% were rated Single-A and 7.7% were rated Triple-B.

        The Company has evaluated all its U.S. RMBS of 2005 vintage or later, in both the insured portfolio and the FP Investment Portfolio, using the same severity assumptions and the same approach to setting transaction default assumptions, driven by the actual performance of each transaction. For second lien mortgages, loss projections are based on the assumption that peak defaults will continue until mid-2009 and slowly recover to more normal rates by mid-2010. First-lien mortgage transactions are assumed to experience defaults at peak rates until early 2010 and slowly recover to more normal rates by early 2011.

        In the FP segment, the Company generally intends to hold its investments to maturity, consistent with its normal investment policy. Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on its GICs issued in connection with CDOs of ABS. At June 30, 2008, $447 million of CDO of ABS GICs had been unwound due to an event of default in the underlying collateral of the CDOs of ABS. The Company expects further withdrawals and is regularly evaluating general market conditions, as well as specific transactions. Beginning in the fourth quarter of 2007, the Company has been maintaining the liquidity available to its FP Investment Portfolio by investing newly originated GIC proceeds in short-term investments. As a result, the NIM on new business originations in the FP segment has been eliminated and, in some cases, negative.

        The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress.

        In 2008, the market turmoil resulted in disruptions in the domestic public finance market, evidenced by auction failures for auction rate municipal bonds, higher rates on variable rate demand notes and historic high yields for tax-exempt municipal bonds compared with U.S. government treasury securities. In the short-term, these conditions may present the Company with new business opportunities to refinance outstanding obligations but, if they persist for an extended period of time, the Company's own insured obligations could experience increased losses because, in extreme cases, higher borrowing costs could put financial stress on municipal issuers, leading to defaults of FSA-insured securities.

  Illiquidity Continues to Limit Issuance Volume

        While credit problems remained largely concentrated in the mortgage market, the concerns they have generated continued to constrain liquidity across the capital markets in the second quarter of 2008. This had a negative impact on new-issue volume in the public finance and structured finance markets. Credit spreads continued to widen through the second quarter of 2008. Wider spreads generally necessitate unrealized negative fair-value (mark-to-market) adjustments for credit derivatives in the insured portfolio and for certain FP investments, under accounting principles generally accepted in the United States ("GAAP"). On the other hand, wider spreads generally mean that a financial guarantor has more opportunities to sell insurance at higher premium rates. This was true for the first half of 2008 in the primary U.S. municipal business, where FSA's business production was strong, based on a combination of wider credit spreads and investor's continued preference for FSA-insured securities. However, illiquidity reduced FSA's structured finance originations.

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

  Net Income (Loss) and Operating Earnings (Losses)

        For the three and six months ended June 30, 2008, the Company reported a net loss of $330.5 million and $752.1 million, respectively, compared with net income of $62.8 million and $148.0, respectively, for the three and six months ended June 30, 2007. Net income reported in accordance with GAAP is volatile because it includes (a) fair-value adjustments for credit derivatives in the insured portfolio, (b) fair-value adjustments for instruments with economically hedged risks that are not in designated hedging relationships under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and adjustments related to non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads, (c) beginning January 1, 2008, fair-value adjustments related to the Company's own credit risk, and (d) where applicable, other than temporary impairment charges that are not indicative of estimated economic loss. Beginning in 2008, operating earnings includes International Financial Reporting Standards ("IFRS") adjustments that serve to align the Company's compensation metrics (i.e. the non-GAAP measures operating earnings and adjusted book value ("ABV")) to those used by Dexia. The change was made in 2008 because all performance cycles for outstanding equity awards based on operating earnings without IFRS adjustments have expired. See "—Non-GAAP Measures." Operating earnings (losses) are reconciled to net income (loss) as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$(330.5)	$62.8	$(752.1)	$148.0
Less after-tax non-economic adjustments:
Fair-value adjustments for instruments with economically hedged risks(1)	(35.3)	(7.2)	(94.3)	(7.2)
Fair-value adjustments for credit derivatives in insured portfolio	184.1	(29.6)	(133.8)	(38.2)
Fair-value adjustments attributable to the Company's own credit risk(2)	500.3	—	551.9	—
Fair-value adjustments attributable to impairment charges	(471.9)	—	(471.9)	—

Subtotal	(507.7)	99.6	(604.0)	193.4
IFRS adjustments	5.0	2.8	2.3	4.0

Operating earnings (losses)	$(502.7)	$102.4	$(601.7)	$197.4

(1)
Hedge ineffectiveness remains in operating earnings.

(2)
Comprised of the fair value adjustment attributable to the Company's own credit risk recorded on FP segment debt at fair value and committed preferred trust put options.

        Operating earnings decreased in both the financial guaranty and FP segments. In the financial guaranty segment, higher losses related to insured RMBS transactions were primarily responsible for producing negative segment operating earnings. In the FP segment, non-GAAP FP Segment NIM decreased due primarily to economic OTTI charges.

         Fair-value adjustments for instruments with economically hedged risks:    The majority of the Company's economic hedges relate to FP segment interest rate derivatives used to convert the fixed interest rates of certain assets and liabilities to dollar-denominated floating rates based on the London Interbank Offered Rate ("LIBOR"). Without hedge accounting or a fair-value option, SFAS 133 requires the marking to fair value of each such derivative in income without the offsetting mark to fair value on the risk it is intended to hedge. The one-sided valuations for economically hedged risks that do not qualify for hedge accounting and unhedged credit risk valuations for instruments with fair-value option elections cause volatility in the consolidated statements of operations and comprehensive income. Management views fair-value adjustments on economically hedged risks together with the fair-value adjustments on the hedging items in order to analyze and manage hedge inefficiency, regardless of the prescribed accounting treatment. Under the Company's definition of operating earnings, the economic effect of these hedges is recognized, which, for interest rate swaps, generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. For assets within the trading portfolio, operating earnings reflects the economic effect of hedged economic risks related to interest and foreign exchange rates. Operating earnings excludes non-economic changes in fair value related to the trading portfolio.

        Prior to January 1, 2008, the Company elected to comply with the SFAS 133 documentation and testing requirements for certain liability hedging relationships and for none of the asset hedging relationships. Effective January 1, 2008, the Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), for certain of its FP segment liabilities, which allowed for fair value accounting through current income without the onerous SFAS 133 requirements. On January 1, 2008, the Company elected to designate certain assets and derivatives in fair-value hedging relationships qualifying under SFAS 133.

         Fair-value adjustments for credit derivatives in the insured portfolio:    Fair-value adjustments for credit derivatives in the insured portfolio are excluded from operating earnings except for credit impairments representing estimated economic losses. In the second quarter of 2008, the Company estimated credit impairments of $67.9 million pre-tax, which were included in operating earnings. At June 30, 2008, the non-economic portion of fair-value adjustments for credit derivatives in the insured portfolio had no effect on insurance company statutory equity or claims-paying resources, and rating agencies generally do not take these unrealized gains or losses into account for evaluating FSA's capital adequacy.

         Fair-value adjustments attributable to the Company's own credit risk:    Fair value measurement rules under SFAS No. 157, "Fair Value Measurements" ("SFAS 157") require the consideration of the Company's own credit risk. The Company removes the effect of fair-value adjustments attributable to the Company's own credit risk from operating earnings and ABV. In 2008, the Company's credit spread has widened, leading to material unrealized gains of $818.8 million, pre-tax.

         Fair-value adjustments attributable to impairment charges:    OTTI securities must be written down to fair value through the income statement, regardless of management's estimate of economic loss. Operating earnings reflects only the portion of the fair-value adjustment deemed by management to be economic loss. In the first half of 2008, the Company recorded $1,042.4 million pre-tax in OTTI charges in the FP Investment Portfolio, of which $316.5 million pre-tax represented economic loss.

        For discussion of the Company's fair value methodology, see Note 3 to the consolidated financial statements.

  Book Value and Adjusted Book Value

        Shareholders' equity under GAAP ("book value") was $61.9 million at June 30, 2008, compared with $1.6 billion as of December 31, 2007. The decline in the first half of 2008 was primarily a result of negative fair value adjustments on the FP Investment Portfolio and loss expense relating to the Company's RMBS insured portfolio.

        Non-GAAP ABV was $4.6 billion at June 30, 2008 and $4.5 billion at December 31, 2007. Management uses ABV as a measure of performance and to calculate a portion of employee compensation. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. The ABV calculation relies on estimates of the amount and timing of installment premiums, credit derivative fees and NIM and applies discount factors to determine the present value. Actual values may vary from the estimates. For performance reporting purposes, the calculation of ABV includes adjustments to reflect IFRS results that the Company reports to its parent, Dexia, in order to better align the interests of employees with the interests of Dexia, whose accounts are maintained under IFRS. The IFRS adjustments relate primarily to accounting for foreign exchange, contingencies and certain fair-value items.

        Ignoring dividends and capital contributions, ABV grew at a compounded annual growth rate of 2.0% over the last 12 months. ABV takes into account after-tax future revenue streams from unearned revenue recorded on the Company's balance sheet as well as PV premiums, credit derivative fees and the present value of net interest margin outstanding ("PV NIM outstanding"), which represent future revenue and cash flows not recorded on the balance sheet under GAAP. ABV deducts the after-tax effect of deferred acquisition costs ("DAC"), which represents costs incurred to acquire the future premium revenue flows, and fair-value adjustments that are expected to sum to zero by each contract's maturity, barring a credit event. Any credit deterioration indicating a realized loss on the investment or CDS portfolios would be recognized in operating earnings and ABV at such time that a loss is probable and reasonably estimable. ABV is reconciled to book value in the table that follows.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	June 30, 2008	December 31, 2007
	(in millions)
Shareholders' equity (GAAP)	$61.9	$1,577.8
After-tax adjustments:
Plus net unearned financial guaranty revenues	1,358.4	1,162.4
Plus PV outstanding(1)	883.3	857.8
Less net deferred acquisition costs	191.7	226.1
Less fair-value adjustments for credit derivatives in insured portfolio	(466.9)	(359.7)
Less fair-value adjustments attributable to the Company's own credit risk	581.2	—
Less fair-value adjustments for instruments with economically hedged risks	(98.6)	84.9
Less fair-value adjustments attributable to non-economic impairment charges	(471.9)	—
Less unrealized gains (losses) on investments	(2,050.0)	(848.4)

Subtotal	4,618.1	4,495.1
IFRS adjustments	1.3	0.2

Adjusted book value	$4,619.4	$4,495.3

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

Total Originations

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	2008	2007	2008	2007
	(in millions)
Gross par insured	$23,242.4	$26,035.2	$43,717.1	$55,756.2
Gross PV originations	309.3	217.9	591.2	415.4

        For each of the three and six months ended June 30, 2008, PV originations increased 42% over that of the previous year, primarily due to increased FSA production in the U.S. public finance sector, which was attributable to a preference for FSA insurance over guarantees from certain other monolines, as well as wider credit spreads across FSA's financial guaranty markets, resulting in increased premium rates. The increase was partially offset by declines in asset-backed originations in the U.S. and abroad and a decline in FP originations due to a general decrease in opportunities in the GIC market and the Company's decision to curtail new asset acquisitions in order to build liquidity while issuing new GICs with average interest rates above LIBOR.

Financial Guaranty Segment

Results of Operations

Financial Guaranty Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net premiums earned in financial guaranty segment	$84.7	$83.4	$158.7	$161.4
Net investment income from general investment portfolio	67.4	58.1	132.2	115.8
Net realized gains (losses) from general investment portfolio	(2.4)	(1.9)	(2.2)	(2.1)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	32.6	23.2	68.8	45.4
Net unrealized gains (losses)	215.4	(45.6)	(273.7)	(58.8)

Net change in fair value of credit derivatives	248.0	(22.4)	(204.9)	(13.4)
Net realized and unrealized gains (losses) on derivative instruments	(0.1)	0.1	0.1	0.4
Net unrealized gains (losses) on financial instruments at fair value	22.7	—	52.8	—
Income from assets acquired in refinancing transactions	2.3	5.5	6.0	11.3
Other Income	12.3	16.4	3.8	22.3

Total Revenue	434.9	139.2	146.5	295.7
Losses and loss adjustment expenses	(602.9)	(4.7)	(903.3)	(9.1)
Interest expense	(14.5)	(15.6)	(29.8)	(31.4)
Amortization of deferred acquisition costs	(16.6)	(18.1)	(32.4)	(34.0)
Other operating expense	1.1	(32.5)	(13.8)	(57.3)

Total Expenses	(632.9)	(70.9)	(979.3)	(131.8)

Income (loss) before income taxes	(198.0)	68.3	(832.8)	163.9
GAAP income to operating earnings adjustments	(310.0)	49.3	147.7	66.0

Pre-tax segment operating earnings (losses)	$(508.0)	$117.6	$(685.1)	$229.9

        The financial guaranty segment includes the results of operations of the insurance company subsidiaries as well as the results of operations related to holding company activities. The primary components of financial guaranty segment earnings are premiums, credit derivative fees, net investment income from the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio"), income on assets acquired in refinancing transactions, loss and loss adjustment expenses ("LAE"), interest expense on corporate debt and other operating expenses. In prior years, all credit derivative fees were recorded in premiums earned. Management analyzes segment results on a pre-tax operating earnings basis.

         2008 vs.2007:    In the financial guaranty segment, negative operating earnings for the quarter and first half were due to increased loss expense driven by increased RMBS estimates of ultimate net losses, specifically on HELOC, Alt-A CES and Option adjustable rate mortgage loan ("Option ARMs") securitizations, as well as higher public finance losses, credit impairments in the Company's CDS portfolio of $67.9 million and an OTTI charge of $38.0 million related to its investment in Syncora Guarantee Re Ltd. ("SGR") (formerly XL Financial Assurance Ltd.). Higher upfront premiums and capital contributions of $504.3 million from Dexia Holdings increased the General Investment Portfolio's invested asset balance, which increased net investment income from the General Investment Portfolio. Premiums earned and realized gains (losses) of credit derivative fees, collectively, also increased.

  Premiums Earned

Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Premiums earned, excluding refundings	$71.8	$68.2	$138.3	$130.0
Refundings	12.5	14.6	18.9	29.6

Consolidated net premiums earned	84.3	82.8	157.2	159.6
Intersegment premiums	0.4	0.6	1.5	1.8

Net premiums earned in financial guaranty segment	$84.7	$83.4	$158.7	$161.4

        Net premiums earned are broken down into two major categories: premiums earned on refundings and premiums earned on new and recurring insured obligations. Refundings may vary significantly from year to year as they are affected by the interest rate environment. In periods of declining interest rates, issuers generally seek to refinance their obligations. In cases where an issuer defeases or calls an outstanding obligation insured by the Company, all unearned premiums are accelerated and recognized in current earnings. Over the past several years, the Company has limited its originations of asset-backed securities due to management's avoidance of CDOs of ABS and restraint in other RMBS sectors. Generally, asset-backed transactions in FSA's insured portfolio have an average life of approximately 4.3 years. As transactions originated in earlier years matured, they were not being replaced with the same volume of new originations, resulting in a decline in asset-backed earnings. During much of the last three years, tightening credit spreads combined with a competitive market environment resulted in the Company foregoing opportunities to insure transactions due to unattractive premium rates or credit quality that did not comply with the Company's underwriting guidelines. There has been a considerable slow-down in the market for asset-backed issuances and in August 2008, the Company announced that it would cease providing financial guaranty insurance of asset-backed obligations. Premium earnings from insured asset-backed transactions will continue for several years, but will decline as the insured par runs off. At the same time, public finance premiums earned have steadily increased over the past several years and in the second quarter of 2008, the Company experienced its largest market share since inception, as the demand for FSA's financial guaranty increased, leading to improved pricing.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. The ratio of ceded premiums written to gross premiums written was 19% in the second quarter of 2008 and 40% in the second quarter of 2007. The decline in this ratio compared to the comparable prior year period was attributable in part to a decline in available reinsurance capacity satisfying the Company's underwriting criteria. Due to recent downgrades of certain reinsurers, the Company has and may continue to re-assume ceded exposures. Such reassumptions may result in the consolidation of certain entities employed in structuring insured obligations.

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

Net Premiums Earned by Geographic Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Public Finance:
United States	$54.2	$49.6	$96.4	$97.0
International	11.1	7.7	22.2	15.7

Total Public Finance	65.3	57.3	118.6	112.7
Asset-Backed Finance:
United States	14.2	21.5	29.4	38.3
International	4.8	4.0	9.2	8.6

Total Asset-Backed Finance	19.0	25.5	38.6	46.9
Total United States	68.4	71.1	125.8	135.3
Total International	15.9	11.7	31.4	24.3

Consolidated net premiums earned	84.3	82.8	157.2	159.6
Intersegment premiums	0.4	0.6	1.5	1.8

Net premiums earned in financial guaranty segment	$84.7	$83.4	$158.7	$161.4

  Net Investment Income and Realized Gains (Losses) from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have increased since year-end as a result of higher upfront premium originations and capital contributions of $504.3 million from Dexia Holdings in the first quarter of 2008, increasing net investment income. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 12.9% and 12.3% at June 30, 2008 and 2007, respectively.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio based on amortized cost and fair value.

General Investment Portfolio

	At June 30, 2008			At December 31, 2007
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Taxable bonds	$1,117.8	5.19%	$1,119.2	$971.1	5.27%	$990.0
Tax-exempt bonds	4,345.3	4.89	4,399.8	3,920.5	4.84	4,064.6
Short-term investments	344.1	2.46	344.8	96.3	4.18	97.4
Equity securities	1.3		1.2	40.0		39.9

Total General Investment Portfolio	$5,808.5		$5,865.0	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        In the second quarter of 2008, the Company recorded an OTTI charge of $38.0 million on its investment in SGR preferred stock, bringing its carrying value to its estimated net realizable value of $1.0 million as of June 30, 2008. In August 2008, the Company sold its investment in SGR, receiving $2.9 million in final settlement, resulting in a gain of $1.9 million to be recorded in the third quarter of 2008.

  Fair Value of Credit Derivatives

        The Company sold credit protection by insuring CDS contracts under which special purpose entities or other parties provide credit protection to various financial institutions. In certain cases the Company acquired back-to-back credit protection on all or a portion of the risk written, primarily by reinsuring its CDS guaranties. Management views these CDS contracts as part of its financial guarantee business, under which the Company generally intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133.

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. The tables below illustrate the current required presentation with prior period balances reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "Net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes primarily premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this caption would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

        The Company's insured portfolio includes other contracts accounted for as derivatives, namely insured interest rate swaps entered into by the issuer in connection with the issuance of certain public finance obligations and insured net interest margin ("NIM") securitizations.

        The components of net change in fair value on credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$32.6	$23.2	$68.8	$45.4
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	145.7	(9.5)	(28.0)	(16.2)
High yield	78.5	(33.0)	(63.4)	(35.4)

Total pooled corporate CDS	224.2	(42.5)	(91.4)	(51.6)
Funded CLOs and CDOs	56.2	(2.2)	(59.9)	(5.1)
Other structured obligations	(46.5)	(0.7)	(105.8)	(0.4)

Total CDS	233.9	(45.4)	(257.1)	(57.1)
NIMs and IR swaps	(18.5)	(0.2)	(16.6)	(1.7)

Subtotal	215.4	45.6	273.7	58.8

Net change in fair value of credit derivatives	$248.0	$(22.4)	$(204.9)	$(13.4)

(1)
Includes amounts which in prior periods were classified as premiums earned.

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Under the SFAS 157 fair value hierarchy, all credit derivative valuations are categorized as Level 3. (For a description of the SFAS 157 fair value hierarchy, see Note 3 to the consolidated financial statements in Item 1.) Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of the CDS contract, discounted to present value and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. For more information regarding the Company's valuation process, see "Credit Derivatives in the Insured Portfolio" in Note 3 to the consolidated financial statements in Item 1.

        As the fair value of a CDS contract incorporates all the remaining future payments to be received over the life of the CDS contract, the fair value of that contract will change, in part, solely from the passage of time as fees are received. Absent any claims under the contract, any "losses" recorded in marking the contract to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the contract, and any "gain" recorded will be reversed by an equivalent "loss" over the remaining life of the transaction, with the cumulative changes in the fair value of the CDS summing to zero by the time of each contract's maturity. Unrealized fair-value adjustments for credit derivatives, except for estimates of economic losses, have no effect on operations, liquidity or capital resources.

Unrealized Gains (Losses) of Credit Derivatives Portfolio(1)

	At June 30, 2008	At December 31, 2007
	(in millions)
Pooled corporate CDS:
Investment grade	$(124.7)	$(116.5)
High yield(2)	(203.5)	(151.2)

Total pooled corporate CDS	(328.2)	(267.7)
Funded CLOs and CDOs	(320.9)	(269.2)
Other structured obligations(3)	(135.6)	(34.9)

Total CDS	(784.7)	(571.8)
NIMs and IR swaps	(22.9)	(6.5)

Total credit derivatives	$(807.6)	$(578.3)

  (1)
  Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after-tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

  (2)
  Includes credit impairment of $50.1 million on below investment grade CDS contracts.

  (3)
  Includes credit impairment of $17.8 million on below investment grade CDS contracts.

        The negative fair-value adjustments for the first six months of 2008 were a result of widening of credit spreads in the underlying CDS portfolio, offset in part by the positive income effects of the Company's own credit spread widening. For the second quarter, the credit spread in the underlying CDS portfolio continued to widen, but its effect was more than offset by the positive income effects of the widening of the Company's own credit spread. Despite the structural protections associated with the Company's CDS, the widening of credit spreads on pooled corporate CDS and funded CDOs and collateralized loan obligations ("CLOs"), as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead, they are written with the intent to provide protection for the stated duration of the contract, similar to the Company's intent with regard to a financial guaranty contract.

  •
  FSA is not entitled to terminate CDS and realize a profit on a position that is "in the money." A counterparty to a CDS contract written by FSA generally is not able to force FSA to terminate a CDS that is "out of the money."

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry i.e., the risk that the CDS writer would be required to make cash payments, is not present in a CDS contract sold by a financial guarantor. Terms of the CDS contracts are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        Credit derivatives in the asset-backed portfolio represent 69% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio.

Selected Information for CDS Portfolio
at June 30, 2008

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	90%	1%		9%	—%	—%	$21,495	4.2
High yield	86	9		—	—	5	15,151	2.9
Funded CDOs and CLOs	28	65	(4)	6	1	—	32,390	3.0
Other structured obligations(5)	48	21	(4)	12	18	1	9,265	3.1

Total	59	31		7	2	1	$78,301	3.4

 Selected Information for CDS Portfolio
at December 31, 2007

	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Other Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—%	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(4)	—	—	—	33,000	3.4
Other structured obligations(5)	62	36	(4)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes one CDS with Double-B underlying rating and one CDS with Single-B underlying rating. These two risks incurred economic loss as of June 30, 2008.

(4)
Amounts include transactions previously wrapped by other monolines.

(5)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $409.6 million and $223.9 million at June 30, 2008 and December 31, 2007, respectively in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-A or higher.

  Credit Default Swaps

        Because the Company generally provides credit protection under contracts defined as derivatives for accounting purposes, widening credit spreads have an adverse mark-to-market effect on the Company's consolidated statements of operations and comprehensive income while tightening credit spreads have a positive effect. If credit spreads for the underlying obligations change, the fair value of the related structured CDS changes. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying referenced obligations and by supply and demand factors.

        Because the CDS contracts in the Company's portfolio are not traded, the Company has developed a series of asset credit-spread algorithms to estimate fair value for the majority of its portfolio. These algorithms derive fair value by using as significant inputs price information from several publicly available indices, depending on the types of assets referenced by the CDS. See Note 3 to the Company's Consolidated Financial Statements in Item 1.

        Management does not analyze the market sensitivity of its CDS portfolio for purposes other than to quantify the potential exposure to quarterly fair-value gain or loss. Management believes that the transactions for which it has provided CDS protection contain significant protections against loss and that quarterly changes in credit spreads generally do not imply fundamental change in future loss potential.

        The effect of any change in credit spreads on the fair value of the CDS contracts is recognized in current income. The Company has evaluated the sensitivity of the CDS contracts by calculating the effect of changes in pricing or credit spreads. Absent any claims under the Company's guaranty, any "losses" recorded in marking the guaranty to fair value will be reversed by an equivalent "gain" at or prior to the expiration of the guaranty, and any "gain" recorded will be reversed by an equal "loss"

over the remaining life of the transaction, with the cumulative changes in fair value of the CDS summing to zero by the time of each contract's maturity.

        The following table summarizes the estimated reduction in the fair value of the Company's portfolio of CDS contracts that would result from an increase of one basis point in market credit spreads assuming the non-collateral posting factor remains constant. Actual results may differ from the amounts in the table below.

Effect of One Basis Point of Credit Spread Widening in CDS Portfolio

	Estimated After-Tax Loss
	At June 30, 2008	At December 31, 2007
Pooled Corporate CDS:
Investment grade	$7.0	$7.2
High yield	4.3	4.6

Total Pooled Corporate CDS	11.3	11.8
Funded CDOs and CLOs	6.0	6.7
Other structured obligations	2.0	1.6

Total	$19.3	$20.1

  Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

        Beginning January 1, 2008, the Company, under SFAS 159, elected to apply the fair-value option to certain assets acquired in refinancing transactions. The adjustment to retained earnings at January 1, 2008 was negative $1.6 million after-tax. The change in the fair-value was negative $1.3 million and $3.2 million pre-tax for three and six months ended June 30, 2008, respectively. The fair-value option was elected in order to offset the fair-value adjustment on derivatives hedging interest rate risk of these refinancing assets with the corresponding fair-value adjustment on the hedged assets in income. The change in fair-value of the Company's committed preferred trust put options was $24 million and $56.0 million pre-tax for three and six months ended June 30, 2008, respectively, and was primarily due to widening FSA credit spreads during the quarter.

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

  Income from Assets Acquired in Refinancing Transactions

        Where the Company refinanced underperforming insured obligations, the underlying assets or obligations are carried on the consolidated financial statements. The Company manages such assets to maximize recovery value. The Company has not refinanced a transaction since 2004, and the related assets have either been sold or continue to run off and therefore the income contribution of these assets has been declining since 2005.

  Other Income

        Other income includes income and fair-value adjustments on assets held in respect of the Company's deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP"), foreign exchange gains or losses and other miscellaneous income items. DCP and SERP assets are held to defease the Company's plan obligations and the changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are primarily offset by like changes in the related liability, which are recorded in other operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
DCP and SERP interest income	$3.2	$2.7	$5.0	$4.4
DCP and SERP asset fair-value adjustments	(5.5)	4.6	(16.6)	5.1
Realized foreign exchange gain (loss)	3.3	5.3	5.7	5.8
Other	4.7	3.1	9.6	6.2

Subtotal	5.7	15.7	3.7	21.5
Intersegment income (loss)	6.6	0.7	0.1	0.8

Total	$12.3	$16.4	$3.8	$22.3

  Losses

        Losses and loss adjustment expenses increased considerably in the second quarter and first half compared to the comparable prior year periods, as a result of increased estimates of ultimate net losses on (1) second lien HELOC and Alt-A CES RMBS transactions, (2) first lien Option ARM RMBS transactions and (3) a public finance transaction. For second lien RMBS transactions, ultimate net loss estimates increased to $983.3 million from $420.0 million at March 31, 2008. In the second quarter, the Company estimated ultimate net losses on first lien Option ARMs for the first time of $38.8 million. In the second quarter, ultimate net losses of $50.6 million were estimated for guaranties of the sewer debt of a specific U.S. municipality. Such estimates of loss are net of reinsurance and anticipated recoveries and are reevaluated on a quarterly basis.

        Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. In the second quarter and first half of 2008, the Company paid net claims of $150.5 million and $207.1 million, respectively, in HELOC claims. This brought the inception to date net claim payments on HELOC transactions to $254.7 million. There were no claims paid in respect of Alt-A CES, Option ARMs or the new public finance transaction through June 30, 2008. Most Alt-A CES claims will not be due for approximately 28 years. Management expects Option ARM claim payments to occur beginning in 2012.

        The following table shows activity in the liability for losses and loss adjustment expense reserves, which consist of case and non-specific reserves.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
	(in millions)
December 31, 2007 balance	$100.0	$98.1	$198.1
Incurred	300.4	—	300.4
Transfers	(354.1)	354.1	—
Payments and other decreases	—	(97.4)	(97.4)

March 31, 2008 balance	46.3	354.8	401.1
Incurred	602.9	—	602.9
Transfers	(615.5)	615.5	—
Payments and other decreases	—	(150.0)	(150.0)

June 30, 2008 balance	$33.7	$820.3	$854.0

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves.

Case Reserve Summary

	At June 30, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$5,637	$4,449	$659.2	$521.5	10
Asset-backed—Alt-A CES	1,021	971	177.2	168.3	5
Asset-backed—Option ARM	384	354	41.3	38.8	3
Asset-backed—other	157	97	51.9	7.5	10
Public finance	1,524	716	182.6	84.2	5

Total	$8,723	$6,587	$1,112.2	$820.3	33

(1)
The amount of the discount at June 30, 2008 for the gross and net case reserves was $380.3 million and $338.8 million, respectively.

	At March 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$5,618	$4,535	$280.2	$228.8	8
Asset-backed—Alt-A CES	823	785	91.2	86.9	4
Asset-backed—other	129	116	22.8	6.8	7
Public finance	1,165	561	85.8	32.3	4

Total	$7,735	$5,997	$480.0	$354.8	23

(1)
The amount of the discount at March 31, 2008 for the gross and net case reserves was $206.2 million and $191.0 million, respectively.

	At December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$1,803	$1,443	$69.6	$56.9	5
Asset-backed—other	47	40	8.3	6.3	4
Public finance	1,164	561	96.7	34.9	4

Total	$3,014	$2,044	$174.6	$98.1	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Case and Non-Specific Reserves Assumptions

	At June 30, 2008	At March 31, 2008	At December 31, 2007
Case reserve discount rate	1.84%-5.90%	1.93%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%	1.20%-7.95%
Current experience factor	10.8	5.3	2.0

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

  Risks Most Sensitive to Loss in the Insured Portfolio

        In a volatile mortgage market, future HELOC reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for HELOCs are affected by multiple variables, including default rates, the rates at which new borrowings ("draws") under the HELOCs are funded, prepayment rates, recovery rates and the spread between LIBOR and Prime interest rates. Given that draw rates have reduced, management believes the key determinants of future loss are (a) default rates and (b) recoveries based on coordinator representations and warranties.

        In setting its HELOC reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting calculated conditional default rate would remain constant for a period (or plateau) of another seven months (through June 2009). This reflects management's view that peak loss rates will plateau for six months longer than it assumed last quarter, and is the primary reason loss projections in this sector increased. After June 2009, management assumes the conditional default rate decreases over 12 months to the "normal" conditional default rate, defined as the constant conditional default rate the transaction would have achieved had it experienced the prepayment rate, draw rate and lifetime losses expected at closing. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $60 million for each month the plateau is extended. The estimated net PV losses per month decline over time as exposure runs off.

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

        In a volatile mortgage market, future Alt-A (or near-prime) CES reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Alt-A CES are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinant of loss is the default rate. In setting its Alt-A reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next seven months, then assumed the resulting conditional default rate would remain constant for a period of another four months (through June), then decreased the conditional default rate over 12 months to the "normal" conditional default rate. This reflects management's view that peak loss rates will plateau for six months longer than it assumed last quarter, and is the primary reason loss projections in this sector increased. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $11 million for each month the plateau is extended.

        Management's estimation of losses in the HELOC and Alt-A CES portfolios assumes that peak loss rates in these products will continue through mid-2009 and that the market conditions and borrower behavior will return to normal by mid-2010 and/or that homeowners who have successfully made their loan payments for two years or more will default at more normalized or expected rates. If the market gets materially worse or does not recover as anticipated, or if the performance of the loans in the loss transactions does not improve with the U.S. residential market, management may need to allocate additional amounts from its non-specific loss reserve to its case reserves, or add to its non-specific reserve, to cover the projected performance of HELOCs and/or Alt-A CES.

        In a volatile mortgage market, future Option ARM actual losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Option ARM reserves are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinants of loss are default rates and recovery rates. Management applied liquidation rates to current delinquency amounts to calculate a conditional default rate for the next 18 months, then assumed that peak would extend through early 2010, and decline thereafter. Should future default or severity rates be different than those projected by management, actual losses could be more or less than projected.

        Management's estimation of losses in the Option ARM portfolio assumes that peak loss rates (which takes longer to generate losses than a second-lien product) will continue through early 2010 and return to normal in early 2011 and/or that homeowners who have successfully made their loan payments for three to four years will default at more normalized rates or rates expected at time of origination.

        Management notes that various governmental bodies have undertaken various initiatives to address dislocations in the residential real estate financing market. Should such initiatives have material effects on the performance of the mortgage loans underlying the various residential mortgage securitizations insured by the Company, the Company may revise or amend its projections and actual losses could be more or less than currently projected.

        FSA has $151 million of the $3.2 billion net par exposure of sewer debt of Jefferson County, Alabama. FSA also provides a surety in the net par amount of $15 million (the surety payer is subrogated to the rights of the bondholder). FSA has taken a pre-tax $50.6 million case reserve for Jefferson County due to the repeated failure of the County to restructure its sewer debt to alleviate high interest rates and avoid bank bond acceleration. Jefferson County is a unique municipal situation and not in the Company's view part of a larger trend for the following reasons: (1) 94% of Jefferson County's debt is in the form of Variable Rate Demand Obligations ("VRDOs") and Auction Rate Securities ("ARS"); (2) the market for ARS collapsed in the first quarter of 2008 due to general market illiquidity and the downgrade of its two primary bond insurers caused an unexpectedly large increase in interest rates on the County's debt; (3) it is highly leveraged with $3.2 billion of debt and high user charges; and (4) the sewer debt structure includes over $5 billion of interest rate swaps. FSA is working with Jefferson County and its bankers and advisors on a solution to the county sewer system's debt situation. A restructuring and refinancing of sewer debt without loss to FSA is the objective of the advisory team, but cannot be assured.

        FSA management believes that the liability it carries for losses and loss expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio's probability of default and its severity of loss, and there can be no assurance that the liability for losses will not exceed such estimates.

  Interest Expense

        Interest expense in the financial guaranty segment represents interest on corporate debt and intersegment interest on notes payable to FSAM related to the funding of the refinancing transactions. The table below shows the composition of the interest expense. The decrease in interest expense is primarily due to the declining balance of notes payable, which were used to fund the purchases of assets acquired in refinancing transactions and therefore are paid down in proportion to asset paydowns.

Financial Guaranty Segment Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Hybrid debt	$4.9	$4.9	$9.8	$9.8
Other corporate debt	6.7	6.7	13.4	13.4
Intersegment debt	2.9	4.0	6.6	8.2

Total financial guaranty segment interest expense	$14.5	$15.6	$29.8	$31.4

PV Financial Guaranty Originations

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a portion of the Company's premiums are collected in installments and because it excludes, beginning in 2008, written credit derivative fees and related future installments. Therefore, management calculates the non-GAAP measure "PV financial guaranty originations" as a measure of current-period premium and credit derivative fee production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of periodic premium and credit derivative fees and (2) premiums and credit derivative fees received upfront. The actual periodic premiums and fees received could vary from the periodic amounts estimated at the time of origination based on variances in the actual versus estimated outstanding debt balances and foreign exchange rate fluctuations. As a result, the realization of PV financial guaranty fees could be greater or less than the amount reported as originated.

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

        The following table reconciles gross premiums written to PV financial guaranty originations.

Reconciliation of Gross Premiums Written to Non-GAAP PV
Financial Guaranty Originations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Gross premiums written	$328.2	$145.2	$570.3	$269.6
Gross installment premiums received	(39.8)	(38.5)	(74.9)	(75.4)

Gross upfront premiums originated	288.4	106.7	495.4	194.2
Gross PV estimated installment premiums originated	21.3	70.5	33.0	95.9

Gross PV premiums originated	309.7	177.2	528.4	290.1
Gross PV credit derivative fees originated	—	18.0	62.8	75.8

Gross PV financial guaranty originations	$309.7	$195.2	$591.2	$365.9

        The following table shows gross par and gross PV financial guaranty originations.

Financial Guaranty Originations

	Gross Par Originated				Gross PV Financial Guaranty Originations
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
United States:
Public Finance	$21,290.2	$12,010.7	$39,648.4	$26,275.0	$269.5	$77.4	$466.1	$151.4
Asset-backed	1,225.3	9,670.6	2,374.0	21,824.2	11.0	63.8	57.6	117.6

Total United States	22,515.5	21,681.3	42,022.4	48,099.2	280.5	141.2	523.7	269.0
International:
Public Finance	670.7	2,366.6	1,169.8	3,587.0	26.7	42.9	44.7	71.7
Asset-backed	56.2	1,987.3	524.9	4,070.0	2.5	11.1	22.8	25.2

Total International	726.9	4,353.9	1,694.7	7,657.0	29.2	54.0	67.5	96.9

Total financial guaranty originations	$23,242.4	$26,035.2	$43,717.1	$55,756.2	$309.7	$195.2	$591.2	$365.9

        The following table represents the ratings distribution at origination.

Financial Guaranty Originations by Rating(1)

	Three Months Ended June 30, 2008
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$396.1	2%	$208.8	16%
Double-A	6,399.6	29	—	—
Single-A	13,500.8	61	1,016.5	80
Triple-B	993.7	5	—	—

Total United States	21,290.2	97	1,225.3	96
International:
Triple-A	—	—	56.2	4
Single-A	285.9	1	—	—
Triple-B	384.8	2	—	—

Total International	670.7	3	56.2	4

Total financial guaranty originations	$21,960.9	100%	$1,281.5	100%

	Six Months Ended June 30, 2008
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$6,354.8	15%	$1,330.1	46%
Double-A	10,893.7	27	—	—
Single-A	21,145.6	52	1,043.9	36
Triple-B	1,254.3	3	—	—

Total United States	39,648.4	97	2,374.0	82
International:
Triple-A	—	—	524.9	18
Single-A	720.9	2	—	—
Triple-B	448.9	1	—	—

Total International	1,169.8	3	524.9	18

Total financial guaranty originations	$40,818.2	100%	$2,898.9	100%

(1)
Based on internal underlying ratings at date of origination.

        First-half 2008 estimated U.S. municipal market volume of $221.7 billion was 4% lower than in the first half of 2007. The market made up most of the ground lost during the first quarter, when it was down 21% as a result, in part, of illiquidity in the ARS market. A high volume of ARS were refunded in the second quarter.

        Due to downgrades of some monoline guarantors, insurance penetration of the market for new U.S. municipal bonds sold in the first half was approximately 24%, compared with 49% in the first half of 2007. FSA's share of the insured par sold rose to approximately 62%, compared with 22% in the first half of 2007.

        On a closing-date basis for the second quarter, including both primary- and secondary-market U.S. public finance transactions, FSA's par amount originated increased 77.3%, and PV originations rose 248.3%, due to the market's continued strong preference for FSA-insured bonds. FSA was generally able to obtain more favorable pricing and structuring terms than in recent years. For the first half, U.S. municipal par insured increased 50.9%, and PV originations grew 207.9%. Approximately 96% of the bonds insured year-to-date had an underlying credit quality of Single-A or higher.

        FSA's second-quarter production decreased 71.7% in par insured and 37.8% in PV originations in international public finance markets, which have been limited by a lack of liquidity, but are beginning to see increased activity. FSA guaranteed a senior loan for a toll road public-private partnership in Spain and provided secondary-market guarantees on Polish sovereign and UK water utility issues. For the first half, international public finance par insured decreased 67.4%, and PV premiums originated decreased 37.7%. Premium rates were generally higher due to wider credit spreads.

        In the first half of 2008, asset-backed originations in the U.S. and abroad declined significantly as the market for such securities has been limited. On August 6, 2008, the Company announced plans to cease providing financial guaranty insurance of asset-backed obligations.

Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings at June 30, 2008 is shown below. Exposure amounts are expressed net of first-loss, quota share and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	At June 30, 2008
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,603	$122,954	$185,114
Tax-supported	1,279	55,631	88,209
Municipal utility revenue	1,247	49,648	81,880
Health care revenue	248	13,679	25,038
Housing revenue	164	7,767	13,514
Transportation revenue	166	21,149	36,993
Education/University	155	7,599	12,873
Other domestic public finance	27	2,168	3,334

Subtotal	10,889	280,595	446,955
International obligations	175	28,758	64,042

Total public finance obligations	11,064	309,353	510,997

Asset-backed obligations
Domestic obligations
Residential mortgages	204	18,164	22,651
Consumer receivables	42	10,237	10,813
Pooled corporate	294	57,094	60,629
Other domestic asset-backed	68	2,092	2,641

Subtotal	608	87,587	96,734
International obligations	60	26,510	28,181

Total asset-backed obligations	668	114,097	124,915

Total	11,732	$423,450	$635,912

 Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	At June 30, 2008
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	2%	72%	21%
Double-A	41	6	31
Single-A	46	8	36
Triple-B	11	8	10
Other	0	6	2

Total	100%	100%	100%

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which U.S. municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	At June 30, 2008
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,127	$40,696
New York	764	22,677
Pennsylvania	882	20,174
Texas	822	19,035
Illinois	760	16,302
Florida	296	15,600
Michigan	637	13,145
New Jersey	657	12,229
Washington	356	10,213
Massachusetts	240	7,814
Ohio	450	7,359
Georgia	132	7,048
Indiana	303	6,913
Colorado	208	6,193
All other U.S. locations	3,255	75,197

Subtotal	10,889	280,595
International obligations	175	28,758

Total	11,064	$309,353

        At June 30, 2008, the public finance insured portfolio contained four obligations for which the Company estimates an ultimate net loss: an international infrastructure obligation, a healthcare transaction, a waste treatment facility transaction and a sewer revenue refunding warrant. At June 30, 2008, the Company had established $84.2 million in net case reserves for these transactions, net of anticipated recoveries and reinsurance. The Company paid $0.3 million and $0.2 million in the second quarter of 2008 and 2007, respectively, and $1.1 million and $1.0 million in the first half of 2008 and 2007, respectively, in claims on public finance obligations, net of reinsurance and recoveries. Management continually monitors these obligations and adjusts reserves accordingly.

  Asset-backed Insured Portfolio

        The Company historically insured a wide variety of structured finance securities, including derivatives, which generally are investment grade at origination, typically with low expected loss severity in the event of default. See "—Results of Operations—Fair Value of Credit Derivatives" for a discussion of the Company's credit derivatives in the insured portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the RMBS categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. At June 30, 2008, the Company had established $736.1 million in net case reserves for these transactions, on a present value basis, net of anticipated recoveries and reinsurance. See "—Results of Operations—Losses." The Company paid $149.7 million on claims in the asset-backed sector in the second quarter of 2008 and $206.3 for the first half of 2008, net of reinsurance and recoveries.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

         HELOCs:    HELOCs represent 5% of total asset-backed par outstanding. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses between 1% and 3% of original par. At underwriting, applying original expected net prepayment speeds, a typical finance company-originated HELOC pool would have sufficient protection to withstand losses of approximately 15% of original par. During the early stages of a number of transactions prepayment speeds exceeded expectations, reducing excess spread available to cover losses. Subsequently, default rates on a number of FSA-insured HELOC pools rose to historically unprecedented levels, resulting in net FSA claim payments of $260.7 million through June 30, 2008. The Company's internal credit rating is below investment grade on 11 HELOCs, 10 of which it projects will sustain losses. At June 30, 2008, the Company projects present value cumulative lifetime net losses of $776.2 million across ten HELOCs, up from $333.1 million across eight HELOCs last quarter. Most of the increase in projected loss was due to FSA's revising its projections to assume peak loss rates would continue through mid-2009.

         Alt-A Closed-End Second Lien Mortgages:    Alt-A closed-end second lien mortgages represent 1% of total asset-backed par outstanding. Closed-end second lien mortgage transactions insured by FSA are typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, providing over three times coverage. All FSA-insured closed-end second-lien mortgage transactions were rated Triple-A at closing. At June 30, 2008, the Company had reserved $168.3 million for five Alt-A CES transactions, up from $86.9 million for four transactions in the first quarter. Most of this increase was due to FSA revising its projections to assume peak loss rates would continue through mid-2009. The Company established a reserve for 50% of the projected loss for a new Alt-A CES as a result of the downgrade to below investment grade of its insurer, Syncora Guarantee Inc. ("SGI") (formerly XL Capital Assurance). No claim payments have been made to date, and FSA does not expect to pay most of this amount until 2036 and thereafter. The Company does not currently expect losses on six insured 2007 transactions with an aggregate net par of $517 million that are wrapped by investment-grade rated monolines.

         Subprime U.S. RMBS:    Subprime U.S. RMBS represent 4% of total asset-backed par outstanding. Despite recent internal downgrades, 93% of the net par of subprime U.S. RMBS transactions insured by FSA are rated Single-A or better. One 2007 transaction with net par outstanding of $250 million, originally insured at Triple-A, was internally downgraded to Double-B. At origination, typical FSA-

insured subprime RMBS transactions contain approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). If loss severity increased to 60%, more than 45% of all borrowers would have to default for the Company to pay a claim.

         NIM Securitizations:    NIM securitizations represent less than 0.02% of total asset-backed par outstanding. Since 2001, FSA has insured 67 NIM securitizations totaling $5.9 billion. Of this amount, 17 transactions, with an aggregate net par outstanding of $199 million, were outstanding at June 30, 2008. Ten of FSA's outstanding NIM securitizations benefit from first-loss insurance or reinsurance.

         Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represent 1% of total asset-backed par outstanding. In a typical Alt-A transaction, FSA is protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination, FSA typically expected pool losses to equal 3%, which assumed a 35% severity rate and 9% foreclosure frequency. Holding severity constant, foreclosures would need to exceed 31% before FSA experienced a loss on its policies. All of the FSA-insured Alt-A first lien exposures were originally rated Triple-A. Projections run in the second quarter show no losses to FSA, but did result in some additional internal downgrades.

         Option Adjustable Rate Mortgages:    Option ARMs securitizations represent 2% of total asset-backed par outstanding. All FSA-insured Option ARM transactions were originally rated Triple-A and are senior in the capital structure. These transactions are prepaying at moderate speeds and building overcollateralization. Although delinquencies are rising, there are few mortgage loan losses to date. FSA's second quarter cash flow projection resulted in some additional internal downgrades and projected losses for three transactions. At June 30, 2008, the Company had reserved $38.8 million for these transactions.

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

        Reinsurance does not relieve the Company of its obligations to policyholders. In the event that any or all of the reinsuring companies are unable to meet their obligations, or contest such obligations, the Company may be unable to recover amounts due. A number of FSA's reinsurers are required to pledge collateral to secure their reinsurance obligations to FSA in an amount equal to their statutory unearned premiums, loss and contingency reserves associated with the ceded business. FSA requires collateral from reinsurers primarily to (a) receive statutory credit for the reinsurance, (b) provide liquidity to FSA in the event of claims on the reinsured exposures, and (c) enhance rating agency capital credit for the reinsurance.

        The Company cedes approximately 25% of its gross par insured to a diversified group of reinsurers, including other monolines. As of June 30, 2008, 63% of FSA's reinsurers were rated Double-A- or higher based on ceded par outstanding, and some are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. In August 2008, the Company reassumed all exposure ceded to SGR and ceded 75% of such exposure to SGI in connection with a commutation arrangement with SGR and XL Insurance. Included in the table below is $14.8 million in ceded par outstanding related to insured CDS.

 Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	At June 30, 2008
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2	(1)	AA	(1)	$96.1	$33,347	24%
Assured Guaranty Re Ltd.	Aa2	(2)	AA		72.4	32,338	23
Radian Asset Assurance Inc.	A3		A		26.7	25,794	18
RAM Reinsurance Co. Ltd.(3)	Aa3		AA		13.9	12,580	9
BluePoint Re, Limited(4)	Aa3	(2)	A		20.6	8,705	6
Syncora Guarantee Re Ltd.(5)	B2		BBB-		7.6	8,215	6
Swiss Reinsurance Company.	Aa2		AA-		8.8	4,451	3
R.V.I. Guaranty Co., Ltd.	A3		A-		—	4,185	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	6.6	2,621	2
CIFG Assurance North America Inc.	Ba2		A-		10.1	2,085	1
Ambac Assurance Corporation	Aa3		AA		0.2	1,295	1
Financial Guaranty Insurance Company	B1		BB		—	1,138	1
ACA Financial Guaranty Corporation(6)	NR		CCC		—	949	1
Radian Insurance Inc.	Baa1		BBB		28.2	31	0
Other	Various		Various		0.8	2,281	2

Total					$292.0	$140,015	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Outlook revised downward after June 30, 2008.

(3)
Downgraded by Moody's from Aa3 to A3 on August 7, 2008.

(4)
In August 2008, the Company learned that a provisional liquidator of BluePoint Re, Limited, had been appointed. The Company's reinsurance recoverable from BluePoint Re, Limited is collateralized. Moody's downgraded BluePoint Re, Limited, from A2 to Ca on August 13, 2008.

(5)
Formerly XL Financial Assurance Ltd.

(6)
All risks reinsured by ACA Financial Guaranty Corporation are domestic public finance obligations.

Financial Products Segment

Results of Operations

        The FP segment includes the results of operations of the GIC Subsidiaries and consolidated VIEs. Management's analysis of the FP segment is primarily based on FP Segment NIM, a non-GAAP measure. See "—Non-GAAP Measures—FP Segment NIM." On August 6, 2008, the Company announced that Dexia will assume the liquidity and credit risks of the Company's GIC operations.

Financial Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net interest income from financial products segment	$149.3	$261.1	$357.7	$511.6
Net realized gains (losses) from financial products segment	(1,042.4)	1.2	(1,042.4)	1.8
Net realized and unrealized gains (losses) on derivative instruments	(274.2)	0.9	156.4	32.2
Net unrealized gains (losses) on financial instruments at fair value	1,015.3	9.4	573.8	6.3
Other income	(3.7)	3.4	6.5	7.6

Total Revenues	(155.7)	276.0	52.0	559.5
Net interest expense from financial products segment	(187.3)	(248.4)	(426.6)	(490.1)
Foreign exchange gains (losses) from financial products segment	(3.4)	(13.1)	(16.7)	(30.6)
Other operating expenses	2.4	(7.2)	(3.3)	(13.6)

Total Expenses	(188.3)	(268.7)	(446.6)	(534.3)
Income (loss) before income taxes	(344.0)	7.3	(394.6)	25.2

GAAP income to operating earnings adjustments	58.1	11.6	113.9	9.9

Pre-tax segment operating earnings	$(285.9)	$18.9	$(280.7)	$35.1

         2008 vs. 2007:    The decrease in the FP Segment NIM was driven primarily by economic OTTI charges on the FP Investment Portfolio.

Reconciliation of Total NIM to Non-GAAP FP Segment NIM

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net interest income from financial products segment	$149.3	$261.1	$357.7	$511.6
Net realized gains (losses) from financial products segment	(1,042.4)	1.2	(1,042.4)	1.8
Net realized and unrealized gains (losses) on derivative instruments	(274.2)	0.9	156.4	32.2
Net unrealized gains (losses) on fair valued financial instruments from financial products segment	1,015.3	9.4	573.8	6.3
Net interest expense from financial products segment	(187.3)	(248.4)	(426.6)	(490.1)
Foreign exchange gains (losses) from financial products segment	(3.4)	(13.1)	(16.7)	(30.6)

Total NIM(1)	(342.7)	11.1	(397.8)	31.2
Intersegment income	(3.9)	3.7	6.8	8.2
Non-operating fair value adjustments	47.7	11.0	108.2	11.0

FP Segment NIM	$(298.9)	$25.8	$(282.8)	$50.4

(1)
Excludes other operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
NIM generated by FP Investment Portfolio and GICs	$(299.0)	$24.8	$(284.9)	$48.5
NIM generated by VIEs	0.1	1.0	2.1	1.9

FP Segment NIM	$(298.9)	$25.8	$(282.8)	$50.4

        The Company is subject to an investigation by the Department of Justice and the SEC of bid-rigging of awards of municipal GICs. In the second quarter of 2008, purported class action law suits were commenced related to the subject of these investigations, naming as defendants a large number of financial institutions, including the Company. See Part II, "Item 1. Legal Proceedings."

        The following table summarizes the components of the fair-value adjustments included in the results of operations of the FP segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net interest income from financial products segment:
Fair-value adjustments on FP segment investment portfolio	$(68.4)	$—	$7.6	$—
Fair-value adjustments on FP segment derivatives	69.3	—	(6.7)	—

Net interest income from financial products segment	$0.9	$—	$0.9	$—

Net realized and unrealized gains (losses) on derivative instruments
FP segment derivatives(1)	$(274.1)	$0.9	$156.5	$32.2

Net unrealized gains (losses) on financial instruments at fair value
FP segment:
Assets designated as trading portfolio	$(32.1)	$9.4	$(94.3)	$6.3

Fixed rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	314.8	—	(94.7)	—
Fair-value adjustments attributable to the Company's own credit risk	732.6	—	762.8	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	$1,015.3	$9.4	$573.8	$6.3

Net interest expense from financial products segment:
Fair-value adjustments on FP segment debt	$—	$(108.4)	$—	$(112.2)
Fair-value adjustments on FP segment derivatives	—	124.9	—	135.5

Net interest expense from financial products segment	$—	$16.5	$—	$23.3

Other comprehensive income (loss), net of tax
FP Investment Portfolio	399.8	(48.3)	(1,133.3)	(64.0)
VIE Investment Portfolio	1.1	(0.4)	0.2	(0.3)

Total other comprehensive income (loss), net of tax	$400.9	$(48.7)	$(1,133.1)	$(64.3)

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

Financial Products PV NIM Originated

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
PV NIM originated	$(0.4)	$22.7	$0.0	$49.5

        In the FP segment, the PV NIM originated was negative in the second quarter because the Company curtailed new asset acquisitions in order to build liquidity while issuing new GICs with interest rates on average above LIBOR.

FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

Carrying Value of Assets
in the FP Segment

	June 30, 2008	December 31, 2007
	(in millions)
FP Investment Portfolio	$14,006.0	$18,065.0
VIE Investment Portfolio(1)	1,159.6	1,148.2

Total	$15,165.6	$19,213.2

    (1)
    After intra-segment eliminations.

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

  FP Investment Portfolio

        At June 30, 2008, the FP Investment Portfolio had 66% of its portfolio in non-agency RMBS. Based on its analysis of the credit quality and credit protections in the portfolio, management determined that 86 positions in the available-for-sale FP Investment Portfolio were other-than-temporarily impaired. The OTTI charge in the second quarter for such investments was $1,042.4 million and was recorded in realized gains (losses) from financial products segment. The amount of the OTTI charge recorded in the second quarter statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. The amount of OTTI and the estimate of economic loss are based on the Company's ability and intent to hold these assets to maturity. See "—Liquidity and Capital Resources—Summary of Invested Assets."

  FP Segment Debt

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type

	June 30, 2008	December 31, 2007
	(in millions)
GIC debt:
Municipal	$6,845.5	$7,477.9
Non-municipal GICs:
CDOs of ABS GICs	5,384.5	6,099.8
Pooled corporate and CLO structured GICs	4,383.6	4,404.0
Other non-municipal GICs	864.6	786.2

Total non-municipal GICs	10,632.7	11,290.0

Total GIC debt	17,478.2	18,767.9
VIE debt	2,611.6	2,494.9

Total par value of FP segment debt	$20,089.8	$21,262.8

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

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        The table below shows other operating expenses with and without compensation expense related to the Company's DCP and SERP obligations. These liabilities are offset by the fair-value adjustments of the assets held to defease the plan obligations, which amounts are reflected in other income.

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Amortization of previously deferred underwriting expenses and reinsurance commissions	$16.6	$18.1	$32.4	$34.0

Other operating expenses	(17.2)	64.0	34.7	121.8
Underwriting expenses deferred	17.8	(36.8)	(9.4)	(70.5)
Financial products other operating expenses	(2.4)	4.3	1.8	8.3
Reinsurance commissions written, net	(18.5)	(16.9)	(32.8)	(30.6)
Reinsurance commissions deferred, net	18.5	16.9	32.8	30.6

Other operating expenses, excluding DCPs/SERPs	(1.8)	31.5	27.1	59.6
DCP/SERP expenses	(2.4)	7.2	(11.4)	9.4

Total other operating expenses	(4.2)	38.7	15.7	69.0

Total expenses	$12.4	$56.8	$48.1	$103.0

        Compensation expense consists largely of bonus and equity participation plan expenses, which are driven by the performance of the Company. The Company defines success by its operating earnings, growth in ABV per share and growth in book value per share. The decrease was primarily attributable to declines in compensation expense, reflecting performance in the first half of 2008.

Taxes

        For the first six months of 2008 and 2007, the Company's effective tax rate benefit was 38.7% and provision of 21.7%, respectively. The 2008 effective tax rate reflects a higher than expected benefit of 35% due to tax-exempt interest income and the tax-exempt fair value adjustments related to the Company's committed preferred securities. The 2007 rate differs from the statutory rate of 35% due primarily to tax-exempt interest.

        At June 30, 2008, the Company had a net deferred tax asset of $1.4 billion, primarily attributable to a $1.1 billion tax benefit from unrealized losses on bonds in the FP Investment Portfolio and a $0.3 billion tax benefit from unrealized losses on credit derivatives in the insured portfolio, partially offset by the Company's deferred tax liability.

        Management concluded that it is more likely than not that the tax benefit of the deferred tax assets will be realized and that therefore no valuation allowance is necessary on its deferred tax asset based on the following factors:

  1.
  The Company has the intent and ability to hold investments in the FP Investment Portfolio to maturity. More specifically, based on its analysis, the Company has determined that it is capable, if necessary, of holding to maturity all investments in the FP Investment Portfolio whether or not impaired. As the investments mature, the par amount of the investments will be realized except for credit impairment and over time the deferred tax asset will be fully reversed.

  2.
  The Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating to approximately $3.4 billion as of June 30, 2008.

  3.
  The Company believes that, except for true credit losses, mark-to-market losses from its CDS will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will reverse. To the extent that true credit losses increase, mark-to-market losses will not reverse and less of the deferred tax asset will be realized.

  4.
  The Company has never allowed net operating losses, capital losses, tax credits, or other tax benefits to expire unutilized. It expects that appropriate tax planning will allow it to maintain this performance record.

Exposure to Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

 Summary of Exposure to Monolines

	At June 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(dollars in millions)
Assured Guaranty Re Ltd	$1,032	$32,338	$82.4	$200.3
Radian Asset Assurance Inc.	99	25,794	1.9	258.1
RAM Reinsurance Co. Ltd.	—	12,580	—	—
BluePoint Re, Limited(3)	—	8,705	—	—
Syncora Guarantee Inc. and Syncora Guarantee Re. Ltd.(4)	1,567	8,215	33.8	368.7
CIFG Assurance North America Inc.	202	2,085	25.9	105.8
Ambac Assurance Corporation	5,184	1,295	673.2	914.6
Financial Guaranty Insurance Company	5,532	1,138	388.3	402.4
ACA Financial Guaranty Corporation	21	949	—	—
MBIA Insurance Corporation	4,391	—	705.1	853.9

Total	$18,028	$93,099	$1,910.6	$3,103.8

Total portfolio	$423,450	$140,015	$5,808.5	$18,390.2
% of total portfolio	4%	66%	33%	17%

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding.

(2)
Based on amortized cost, which would include write-down of securities that were deemed to be OTTI.

(3)
In August 2008, the Company learned that a provisional liquidator of BluePoint Re, Limited, had been appointed. The Company's reinsurance recoverable from BluePoint Re, Limited is collateralized. Moody's downgraded BluePoint Re, Limited, from A2 to Ca on August 13, 2008.

(4)
Formerly XL Capital Assurance Inc. and XL Financial Assurance Ltd.

 Exposures to Monolines
and Ratings of Underlying Risks

	At June 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Segment Investment Portfolio
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(2)	$1,032	$32,338	$82.4	$200.3
Triple-A	—%	7%	2%	—%
Double-A	11	39	—	23
Single-A	28	37	79	71
Triple-B	22	15	19	—
Below Investment Grade	39	2	—	6
Radian Asset Assurance Inc.
Exposure(2)	$99	$25,794	$1.9	$258.1
Triple-A	5%	8%	—%	—%
Double-A	—	41	100	—
Single-A	14	39	—	—
Triple-B	57	11	—	—
Below Investment Grade	24	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(2)	$—	$12,580	$—	$—
Triple-A	—%	14%	—%	—%
Double-A	—	40	—	—
Single-A	—	32	—	—
Triple-B	—	12	—	—
Below Investment Grade	—	2	—	—
BluePoint Re, Limited
Exposure(2)	$—	$8,705	$—	$—
Triple-A	—%	11%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	15	—	—
Below Investment Grade	—	1	—	—
Syncora Guarantee Inc. and Syncora Guarantee Re Ltd.(3)
Exposure(2)	$1,567	$8,215	$33.8	$368.7
Triple-A	29%	—%	—%	2%
Double-A	—	18	17	—
Single-A	24	35	80	13
Triple-B	25	45	—	68
Below Investment Grade	22	2	—	17
Not Rated	—	—	3	—

 Exposures to Monolines
and Ratings of Underlying Risks (Continued)

	At June 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Portfolio(1)	Ceded Par Outstanding	General Investment Portfolio	FP Segment Investment Portfolio
	(dollars in millions)
CIFG Assurance North America Inc.
Exposure(2)	$202	$2,085	$25.9	$105.8
Triple-A	—%	2%	—%	—%
Double-A	2	28	—	25
Single-A	9	34	100	28
Triple-B	89	32	—	10
Below Investment Grade	—	4	—	37
Ambac Assurance Corporation
Exposure(2)	$5,184	$1,295	$673.2	$914.6
Triple-A	6%	—%	—%	16%
Double-A	40	8	27	6
Single-A	33	35	70	32
Triple-B	14	57	2	37
Below Investment Grade	7	—	1	9
Financial Guaranty Insurance Company
Exposure(2)	$5,532	$1,138	$388.3	$402.4
Triple-A	—%	—%	—%	—%
Double-A	32	18	32	2
Single-A	57	47	65	39
Triple-B	9	35	3	44
Below Investment Grade	2	—	—	15
ACA Financial Guaranty Corporation
Exposure(2)	$21	$949	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	63	72	—	—
Single-A	—	26	—	—
Triple-B	—	2	—	—
Below Investment Grade	37	—	—	—
MBIA Insurance Corporation
Exposure(2)	$4,391	$—	$705.1	$853.9
Triple-A	—%	—%	—%	—%
Double-A	50	—	46	24
Single-A	12	—	47	21
Triple-B	38	—	5	40
Below Investment Grade	—	—	2	15

(1)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(2)
Represent par balances for the insured portfolios and amortized cost for the investment portfolios.

(3)
Formerly XL Capital Assurance Inc. and XL Financial Assurance Ltd. Excludes $1.0 million in redeemable preferred shares of SGR, which are not rated.

Liquidity and Capital Resources

FSA Holdings Liquidity

        At June 30, 2008, FSA Holdings had cash and investments of $44.9 million available to fund the liquidity needs of its separate holding company operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from FSA and FSA's repurchase of its own shares from FSA Holdings. In February 2008, Dexia Holdings, Inc. contributed $504.3 million of capital to FSA Holdings and injected $300.0 million in August 2008. In the first quarter 2008, FSA Holdings contributed $500.0 million to FSA.

        FSA Holdings paid no dividends in the second quarter and paid dividends of $33.6 million in the six months ended June 30, 2008, and of $30.5 million and $61.0 million during the comparable periods of 2007.

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

        FSA insurance policies guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single risk limits specified in the insurance laws of the State of New York (the "New York Insurance Law"). These constraints prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce FSA's liquidity requirements.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by the International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and generally replicate the terms of a traditional financial guaranty insurance policy. Some CDS contracts the Company enters into as credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (a process to value the loss of market value of a reference obligation) or physical settlement (delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the terms of the contract.

        Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs as described below:

  •
  Funded CDOs:  The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated Triple-A at the time of inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances the Company has adhered to internal limits within applicable statutory single risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

  •
  Synthetic CDOs:  In the area of pooled corporate synthetic CDOs, where the Company's credit exposure is set at "super Triple-A" levels at origination, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and, (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs.

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2007, and considering dividends that can be paid by its subsidiary, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the 12 months following June 30, 2008 is approximately $117.1 million. FSA did not pay dividends in the first six months of 2008 or 2007.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased shares of its common stock from FSA Holdings totaling $70 million in the first half of 2008, $180.0 million in 2007 and $100.0 million in 2006, and retired such shares.

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

FP Segment Liquidity

        In its FP segment, the Company relies on net interest income to fund its net interest expense and operating expenses. Management believes that the FP segment's operating cash flow and the maturity of its investments provide sufficient liquidity to pay its obligations. Uncertainties remain regarding the timing of withdrawals of GICs associated with the CDOs of ABS. If additional liquidity is needed or cash flow from operations significantly decreases, the Company can sell investment assets, although the Company has the ability and management has the intent to hold these investments to maturity. To support this intent, as well as the Company's ability to hold the investments to maturity, the Company has been increasing short-term liquidity positions in the FP Investment Portfolio, which amounted to $1.5 billion at June 30, 2008, and may raise additional funds through the issuance of GICs or medium term notes or by entering into repurchase agreement transactions. In addition, on June 30, 2008, Dexia provided a $5.0 billion credit facility to address potential liquidity requirements of the GIC operations. Under stress scenarios, the FP segment may be required to access additional funds through the issuance of GICs at higher credit spreads reflective of the current market environment or other avenues that would be costly to the Company.

        Credit ratings are also an important component of a financial institutions' ability to compete in the derivative, investment agreement and structured transaction markets. If FSA were downgraded, the Company might be required to post incremental collateral to its investment agreement and derivative counterparties, introducing additional liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in a significant amount of additional collateral to be posted. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit.

Cash Flow

        The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. The following table summarizes cash flow from operations, investing and financing activities at the FSA Holdings consolidated level.

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash provided by (used for) operating activities	$332.2	$(55.7)
Cash provided by (used for) investing activities	617.2	(903.3)
Cash provided by (used for) financing activities	(916.7)	975.5
Effect of changes in foreign exchange rates on cash balances	0.6	0.0

Net (decrease) increase in cash	33.3	16.5
Cash at beginning of period	26.6	32.5

Cash at end of period	$59.9	$49.0

  Cash Flow from Operations

        The primary source of the fluctuations in cash flow from operations between the first half of 2007 and the first half of 2008 was the purchase of bonds in the trading portfolio in 2007, which is included in cash flows from operations. Excluding these trading portfolio purchases, cash flow was $168.1 million in 2007. In 2008, the increase in cash flow from operations in the financial guaranty segment was primarily due to an increase in premiums received due to large upfront U.S. public finance originations and a decrease in compensation payments, offset partially by an increase in losses paid.

        Net investment income from the General Investment Portfolio has increased compared to the first half of 2007 largely due to increased investment balances arising from premiums received plus a $504.3 million capital contribution. Investment income related to assets acquired in refinancing transactions have declined as those assets pay down or are sold. Losses paid increased significantly in the first half of 2008 versus the first half of 2007 due primarily to claim payments on insured HELOC obligations. Operating expenses decreased compared to second quarter 2007, due primarily to reduced share performance payments to employees. Net cash flow from FP interest increased from 2007 to 2008.

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

        Cash from financing activities decreased from the first half of 2007 to the first half of 2008. The decrease is primarily the result of a decline in new GIC issuances resulting from a slowdown in the GIC market as well as an increase in repayment of FP segment debt, offset in part by $504.3 million of capital contributions.

Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	At June 30, 2008
			FP Segment Investment Portfolio
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets Acquired in Refinancing Transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,463.1	$5,519.0	$15,406.3	$12,244.2	$1,127.5	$1,148.0	$—	$—	$21,996.9	$18,911.2
Equity securities	1.3	1.2	—	—	—	—	—	—	1.3	1.2
Short-term investments	344.1	344.8	1,506.3	1,506.3	11.6	11.6	—	—	1,862.0	1,862.7
Trading portfolio	—	—	338.5	255.5	—	—	—	—	338.5	255.5
Assets acquired in refinancing transactions	—	—	—	—	—	—	202.2	200.9	202.2	200.9
Cash	57.2	57.2	2.7	2.7	—	—	—	—	59.9	59.9

Total	$5,865.7	$5,922.2	$17,253.8	$14,008.7	$1,139.1	$1,159.6	$202.2	$200.9	$24,460.8	$21,291.4

	At December 31, 2007
			FP Segment Investment Portfolio
	General Investment Portfolio		FP Investment Portfolio		VIE Investment Portfolio(1)		Assets Acquired in Refinancing Transactions(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,891.6	$5,054.6	$17,215.1	$15,796.5	$1,119.4	$1,139.6	$—	$—	$23,226.1	$21,990.7
Equity securities	40.0	39.9	—	—	—	—	—	—	40.0	39.9
Short-term investments	96.3	97.4	1,918.7	1,918.7	8.6	8.6	—	—	2,023.6	2,024.7
Trading portfolio	—	—	337.2	349.8	—	—	—	—	337.2	349.8
Assets acquired in refinancing transactions	—	—	—	—	—	—	225.7	231.8	225.7	231.8
Cash	24.6	24.6	2.0	2.0	—	—	—	—	26.6	26.6

Total	$5,052.5	$5,216.5	$19,473.0	$18,067.0	$1,128.0	$1,148.2	$225.7	$231.8	$25,879.2	$24,663.5

(1)
Management believes the balances in the VIE Investment Portfolio and assets acquired under refinancing transactions are beyond the reach of the Company and its creditors.

        The Company includes, in its long-term bond portfolios, variable rate demand notes ("VRDNs") and ARS. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. VRDNs totaled $259.2 million at June 30, 2008 and $224.3 million at December 31, 2007. The Company did not hold any ARS at June 30, 2008 or December 31, 2007. At June 30, 2008, VRDNs consisted of obligations backed by municipal obligors. For management purposes, VRDN have been managed as short-term investments, although recent failures in the ARS market have raised questions about the liquidity of VRDNs.

        In the second quarter of 2008, the Company recorded an OTTI charge of $38.0 million on its investment in SGR, reducing the carrying value to $1.0 million. In August 2008, the Company sold its investment in SGR, receiving $2.9 million in final settlement, which will result in a gain of $1.9 million in the third quarter of 2008.

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

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In the FP Investment Portfolio, after-tax unrealized losses of $2,055.4 million at June 30, 2008 were recorded in other comprehensive income and primarily resulted from the general widening of credit spreads in the mortgage-backed and asset-backed securities markets. After tax negative fair value adjustment on FP's portfolio of assets designated as trading were $20.9 million for the three months ended June 30, 2008, and $61.3 million for the six months ended June 30, 2008, and were recorded in the consolidated statements of operations and comprehensive income.

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed-Income Securities by Rating(1)
at June 30, 2008

Rating
AAA	64.2%
AA	14.7
A	9.6
BBB	7.9
Below investment grade	3.6

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at June 30, 2008.

        The FP Investment Portfolio includes FSA-Insured Investments. Of the bonds included in the FP Investment Portfolio at June 30, 2008, 4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 18% were insured by other monoline guarantors.

Summary of FP Investment Portfolio

	At June 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
FP Investment Portfolio:
Taxable bonds	$15,744.8	$12,499.7	$17,552.3	$16,146.3
Short-term investments	1,506.3	1,506.3	1,918.7	1,918.7

Total FP Investment Portfolio	$17,251.1	$14,006.0	$19,471.0	$18,065.0

 FP Investment Portfolio by Security Type

	At June 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$11,315.1	$8,610.0	$13,016.0	$11,714.6
Agency RMBS(1)	1,019.4	984.5	1,064.3	1,058.2
U.S. Municipal bonds	562.7	514.7	556.2	555.4
Corporate(2)	861.3	696.5	858.9	869.0
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	434.0	377.5	471.0	431.6
Other (primarily asset backed)	1,552.3	1,316.5	1,585.9	1,517.5

Total available-for-sale bonds and trading portfolio	15,744.8	12,499.7	17,552.3	16,146.3
Short-term investments	1,506.3	1,506.3	1,918.7	1,918.7

Total FP Investment Portfolio	$17,251.1	$14,006.0	$19,471.0	$18,065.0

(1)
Includes RMBS or ABS issued or guaranteed by U.S. sponsored agencies (including but not limited to Fannie Mae or Freddie Mac).

(2)
Includes securities classified as trading.

        The table below shows the composition of the non-agency RMBS portfolio by credit rating, weighted average life and the related unrealized gains and losses included in accumulated other comprehensive income.

Selected Information for Non-Agency U.S. Mortgage-Backed
Securities in FP Investment Portfolio

	At June 30, 2008
	Credit Ratings(1)
					Below Investment Grade	Weighted Average Life	Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
	Triple-A	Double-A	Single-A	Triple-B
						(in years)	(dollars in millions)
Collateral type:
Subprime	59%	17%	9%	8%	7%	3.2	$7,554.9	$(1,592.5)	$5,962.4	67%
Alt-A	96	2	1	1	0	6.5	2,148.5	(592.8)	1,555.7	19
Option ARMs	97	0	3	0	0	4.3	805.2	(247.9)	557.3	7
Closed-end second liens	11	28	25	3	33	2.2	138.9	(23.0)	115.9	1
HELOCs	5	34	37	0	24	3.8	233.3	(64.0)	169.3	2
NIM securitizations	3	4	0	93	0	2.5	280.9	(127.6)	153.3	3
Prime	100	0	0	0	0	5.5	153.4	(57.3)	96.1	1

Total							$11,315.1	$(2,705.1)	$8,610.0	100%

(1)
Based on amortized cost. Ratings based on lower of S&P or Moody's.

        The amortized costs and fair values of securities in the FP Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. In the second quarter of 2008, the weighted average expected life of the FP Investment Portfolio was 3.9 years.

 Distribution of FP Investment Portfolio by Contractual Maturity

	At June 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,506.3	$1,506.3	$1,918.7	$1,918.7
Due after ten years	1,668.3	1,426.9	1,655.0	1,666.7
Mortgage-backed securities(1)	12,334.5	9,594.6	14,080.3	12,772.8
Asset-backed and other securities(2)	1,742.0	1,478.3	1,817.0	1,706.8

Total FP Investment Portfolio	$17,251.1	$14,006.1	$19,471.0	$18,065.0

(1)
Stated maturities for mortgage-backed securities of one to 39 years at June 30, 2008 and of two to 39 years at December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at June 30, 2008 and of four to 44 years at December 31, 2007.

        There were 49 securities whose fair value was recorded in accumulated comprehensive income as of June 30, 2008, that had been in an unrealized loss position of 20% or more for six months or longer.

        The following tables show the gross unrealized losses recorded in accumulated other comprehensive income and fair values of the available-for-sale bonds in the FP Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio

	At June 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$438.2	$(39.5)	$398.7	(9.0)%
Mortgage-backed securities		431.8	(13.9)	417.9	(3.2)
Corporate securities		270.0	(67.5)	202.5	(25.0)
Other securities (primarily asset-backed)		177.3	(21.4)	155.9	(12.1)

Total	56	1,317.3	(142.3)	1,175.0	(10.8)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		59.2	(3.3)	55.9	(5.6)
Mortgage-backed securities		6,474.1	(1,531.6)	4,942.4	(23.7)
Corporate securities		65.0	(18.3)	46.7	(28.2)
Other securities (primarily asset-backed)		1,186.5	(221.0)	965.5	(18.6)

Total	481	7,784.8	(1,774.2)	6,010.6	(22.8)

 Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio (Continued)

	At June 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		65.3	(5.2)	60.1	(8.0)
Mortgage-backed securities		4,500.2	(1,197.0)	3,303.2	(26.6)
Corporate securities		82.1	(7.5)	74.6	(9.1)
Other securities (primarily asset-backed)		273.0	(60.3)	212.7	(22.1)

Total	227	4,920.6	(1,270.0)	3,650.6	(25.8)
Total
Obligations of U.S. states and political subdivisions		562.7	(48.0)	514.7	(8.5)
Mortgage-backed securities		11,406.1	(2,742.5)	8,663.6	(24.0)
Corporate securities		417.1	(93.3)	323.8	(22.4)
Other securities (primarily asset-backed)		1,636.8	(302.7)	1,334.1	(18.5)

Total	764	$14,022.7	$(3,186.5)	$10,836.2	(22.7)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $67.5 million, or 25.0% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $37.4 million, or 24.1% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $39.4 million, or 52.5% of its amortized cost.

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$159.3	$(4.0)	$155.3	(2.5)%
Mortgage-backed securities		7,913.7	(723.2)	7,190.5	(9.1)
Corporate securities		335.0	(14.4)	320.6	(4.3)
Other securities (primarily asset-backed)		1,323.9	(90.8)	1,233.1	(6.9)

Total	533	9,731.9	(832.4)	8,899.5	(8.6)

 Aging of Unrealized Losses of Available-for-Sale Bonds
in FP Investment Portfolio (Continued)

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		—	—	—	—
Mortgage-backed securities		5,232.7	(568.3)	4,664.4	(10.9)
Corporate securities		82.2	(3.7)	78.5	(4.5)
Other securities (primarily asset-backed)		211.0	(26.2)	184.8	(12.4)

Total	223	5,525.9	(598.2)	4,927.7	(10.8)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		64.1	(2.4)	61.7	(3.8)
Mortgage-backed securities		282.6	(25.0)	257.6	(8.8)
Corporate securities		—	—	—	—
Other securities (primarily asset-backed)		57.8	(1.7)	56.1	(2.9)

Total	39	404.5	(29.1)	375.4	(7.2)
Total
Obligations of U.S. states and political subdivisions		223.4	(6.4)	217.0	(2.9)
Mortgage-backed securities		13,429.0	(1,316.5)	12,112.5	(9.8)
Corporate securities		417.2	(18.1)	399.1	(4.3)
Other securities (primarily asset-backed)		1,592.7	(118.7)	1,474.0	(7.5)

Total	795	$15,662.3	$(1,459.7)	$14,202.6	(9.3)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $32.2 million, or 30.1% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $21.3 million, or 32.1% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

        At June 30, 2008, the FP Investment Portfolio had 65.6% of its portfolio in non-agency RMBS. Based on its cash flow analysis of each RMBS security in the portfolio, management determined that 86 positions in the available-for-sale FP Investment Portfolio were other-than-temporarily impaired. The OTTI charge in the second quarter for such investments was $1,042.4 million and was recorded in realized gains (losses) from financial products segment. The amount of the OTTI charge recorded in the second quarter statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. The amount of OTTI and the estimate of economic loss are based on the Company's ability and intent to hold these assets to maturity. The table below provides the composition of the OTTI charge by asset class.

Other-Than-Temporary Impairment Charge

	Three and Six Months Ended June 30, 2008
	Number of Securities	Other-Than Temporary Impairment
	(dollars in thousands)
Non-agency U.S. RMBS:
First-lien subprime	23	$282,483
Alt-A	45	590,224
Option ARMs	6	43,640
CES	4	54,275
HELOC	6	45,026
Collateral bond obligations CDO, CLO:
CDOs of ABS	2	26,771

Total	86	$1,042,419

  Review of FP Investment Portfolio for Other-than-temporary Impairment

        In its evaluation of securities in the FP Investment Portfolio for other-than-temporary impairment, management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, liquidation rates, loss severity rates and prepayment speeds to determine declines in fair value that are other-than-temporary. The Company uses both proprietary and third-party cash flow models to analyze the underlying collateral of asset-backed securities ("ABS") and the cash flows generated by the collateral to determine whether a security's performance is consistent with the expectation that all payments of principal and interest will be made as contractually required. The Company evaluates each security in the FP Investment Portfolio for OTTI on a quarterly basis.

        These following are the Company's assumptions used in the cash flow models. For securities for which the cash flow model projected a shortfall in contractual payments due to the tranche of the security held by FP, the Company recorded an OTTI charge.

         First-lien subprime, Alt-A and Option ARM:    For first-lien subprime, Alt-A and Option ARM securities, the Company applied liquidation rates to each of the delinquency categories over an 18 month liquidation horizon starting at 50% for delinquencies between 30 and 59 days overdue and increasing to 100% for collateral repossessed. Upon liquidation, loss severity rates were assumed to be 35% initially for Alt-A and Option ARM securities, increasing linearly over 18 months to 50%, where they were assumed to remain constant for the remaining life. For first-lien subprime securities, the loss severity rate was assumed to start at 50% and increase linearly to 60% over the same 18 month period, where it was assumed to remain constant for the remaining life.

         HELOC and CES:    All of the home equity line of credit ("HELOC") securities and all but four of the closed-end second-lien mortgage ("CES") securities in the FP Investment Portfolio are insured by other monolines. The HELOC and CES securities that are insured by below investment grade financial guarantors were modeled giving 50% benefit to the insurance policy. The Company used assumptions (liquidation rates, expected default rates, prepayment rates and loss severity rates) consistent with those used in the loss reserving process for the Company's insured portfolio of HELOC and CES securities.

         CDOs of ABS:    The sole CDO of ABS in the FP Investment Portfolio is wrapped by a below investment grade financial guarantor. Concentrations of lower-quality RMBS collateral of this security and the assumption that only 50% benefit was given to the below investment grade financial guarantor insurance led the Company to believe that all contractual payments due under the investment will not be made. As a result the Company recorded an OTTI charge.

        Management has determined that the unrealized losses in the remainder of the available-for-sale portfolio are attributable primarily to the current market environment for mortgage-backed securities, and has concluded that these unrealized losses are temporary in nature on the basis of (a) the absence of principal or interest payment defaults on these securities; (b) its analysis of the creditworthiness of the issuers and guarantors, if applicable; (c) its expectation that all payments of principal and interest will be made as contractually required, based on the market-based assumptions previously described; and (d) the Company's ability and intent to hold these securities until a recovery in their fair value or maturity.

Sensitivity

        The Company evaluated the sensitivity of the FP Investment Portfolio to changes in credit spreads based upon the Portfolio at June 30, 2008 and December 31, 2007. The table below shows the estimated reduction in fair value for a one basis point widening of credit spread by type of security. Actual amounts may differ from the amounts in the table below.

Effect of One Basis Point of Credit Spread Widening
in FP Investment Portfolio

	Estimated After-tax Loss
	At June 30, 2008	At December 31, 2007
	(in millions)
Obligations of U.S. states and political subdivisions	$0.5	$0.5
Mortgage-backed securities	2.8	2.7
Other securities(1)	1.6	1.6

Total available for sale securities	4.9	4.8
Trading securities	0.7	0.7

Total	$5.6	$5.5

    (1)
    Primarily asset-backed securities and corporate securities.

Capital and Liquidity Resources

  Financial Guaranty Entities

        FSA has a liquidity facility for $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At June 30, 2008, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,594.2 million at June 30, 2008. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment at June 30, 2008.

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

  Financial Products Segment Entities

        FSA-insured GICs subject the Company to risk associated with unexpected withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn unexpectedly upon a payment default by the municipal issuer. Construction fund GICs may be drawn unexpectedly when construction of the underlying municipal project does not proceed as expected. The majority of non-municipal GICS insured by FSA are purchased by issuers of credit-linked notes that provide credit protection with respect to structured finance CDOs. These issuers of credit linked-notes typically sell credit protection by issuing a CDS referencing specified asset-backed or corporate securities. Such GICs may be drawn unexpectedly to fund credit protection payments due by the credit-linked note issuer under the related credit default swap or upon an acceleration of the related credit-linked notes following a credit-linked note event of default. Recent developments with respect to CDOs of ABS could result in material early draws on GICs associated with these transactions. The Company's GIC business has been increasing its liquid assets in anticipation of further draws on CDO of ABS GICs. The ability to access additional funding through the issuance of GICs has been hampered by a material reduction in new GIC issuances during the second quarter of 2008. Absent a resumption of new GIC issuances, the GIC Subsidiaries may be required to access repurchase facilities or liquidity lines or dispose of investment assets to satisfy liquidity requirements.

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

        FSA Asset Management LLC ("FSAM") has a $100.0 million line of credit with UBS Loan Finance LLC, which expires December 7, 2008, unless extended. This line of credit provides an additional source of liquidity should there be unexpected draws on GICs issued by the GIC Affiliates. There were no borrowings under this arrangement at June 30, 2008. Borrowings under this agreement are conditioned on FSA having a Triple-A rating by either Moody's or S&P, and on neither Moody's nor S&P having issued a rating to FSA below Aa1 or AA+, respectively.

        FSAM has a revolving credit agreement with Dexia Crédit Local, pursuant to which Dexia Crédit Local provides a $5.0 billion committed, unsecured standby line of credit to FSAM, to address FP segment liquidity requirements. The standby line of credit has an initial termination date of June 30, 2013, which will be extended for five year terms on a rolling basis, subject to termination by Dexia Crédit Local upon five years notice. The agreement was entered into on June 30, 2008, and as of that date there were no borrowings under the agreement.

        On August 6, 2008, Dexia announced its intention to assume the liquidity and credit risk of the GIC operations.

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

        Rating agency capital models, the assumptions used in the models and the components of the capital adequacy calculations, including ratings and, in the case of S&P, capital charges, are subject to change by the rating agencies at any time. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits, and downgrades by rating agencies of FSA's reinsurers could be expected to have a negative effect on the "cushion" FSA has above the minimum Triple-A requirement in the models. The Company may seek to raise additional capital to replenish any reduction of its capital "cushion" by any of the rating agencies in their assessment of FSA's capital adequacy.

        In the case of S&P, assessments of the credits insured by FSA are reflected in defined "capital charges." S&P's capital model simulates the effect of a four-year depression occurring three years in the future, during which losses equal 100% of capital charges. The insurer is required to survive this "depression scenario" with 25% more statutory capital than necessary to cover 100% of losses. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer and the qualification of the reinsurer as a "monoline" or "multiline" company. The downgrade of a reinsurer by S&P from the Triple-A to the Double-A category results in a decline in the credit allowed for reinsurance by S&P from 100% or 95% to 70% or 65%, while a downgrade to the Single-A category results in 50% or 45% credit under present criteria. S&P has also announced plans to introduce an additional capital adequacy model using a Monte Carlo distribution methodology. It has indicated it intends to retain the depression model as well.

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

  Rating Agencies' Reviews

        On August 6, 2008, Fitch affirmed FSA's Triple-A rating. On July 21, 2008, Moody's placed FSA's Aaa-stable ratings on review for possible downgrade, and on August 6, 2008, S&P placed FSA's AAA rating on negative outlook. The ratings actions by Moody's and S&P regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors in general as well as FSA's reported losses and potential future earnings volatility associated with exposures to mortgage-backed securities. In the case of Moody's, in announcing the review for possible downgrade the rating agency stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio and that FSA was estimated to be $140 million below the Aaa target level. The Company subsequently received $300 million from Dexia in August 2008, which, in addition to Dexia's assumption of liquidity and credit risk for the GIC operations, brought FSA's capital to levels in excess of the Moody's Triple-A capital requirements.

        Any of Fitch, S&P or Moody's may conclude that FSA will need to raise additional capital or take other measures to restore or maintain stable Triple-A ratings. If the Company is not able to take the necessary measures to restore its ratings to stable outlook and/or maintain its other Triple-A ratings, or if there are no measures within its control that will satisfy the rating agencies' requirements for a Triple-A rating, one or more of its ratings may be downgraded.

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

Present Value Financial Guaranty Originations

        The GAAP measure "gross premiums written" captures financial guaranty premiums collected or accrued in a given period, whether collected for business originated in the period or in installments for business originated in prior periods. It is not a precise measure of current-period originations because a portion of the Company's premiums are collected in installments. Therefore, management calculates the non-GAAP measure PV financial guaranty originations as a measure of current-period premium production. To do so, management combines the following for business closed in the reporting period: (1) gross present value of premium and credit derivative fee installments and (2) premiums received upfront.

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

Operating Earnings

        The Company defines operating earnings as net income excluding the effects of fair-value adjustments considered to be non-economic and, beginning in 2008, IFRS adjustments. IFRS is the basis of accounting used by Dexia and is the basis on which all of FSA's compensation plans are referenced in 2008 and forward. The fair-value adjustments excluded from operating earnings are itemized below.

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

  •
  Fair-value adjustments for credit derivatives in the insured portfolio, which are certain contracts for which fair-value adjustments are recorded through the consolidated statements of operations and comprehensive income because they qualify as derivatives under SFAS 133 or SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." These contracts include CDS, insured swaps in certain public finance obligations and insured NIM securitizations. In the event of credit impairment, operating earnings would include the present value of estimated economic losses.

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

        Adjustment 9 reflects IFRS adjustments, which are differences that relate primarily to foreign exchange gains or losses related to foreign-denominated investments and to contingencies and certain fair-value adjustments.

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

Use of Non-GAAP Measures in Calculating Compensation

        Cash bonuses and equity compensation paid by the Company are based in part upon the non-GAAP measures ABV and operating earnings.

        Cash bonuses are paid on an annual basis out of a bonus pool (the "Bonus Pool") determined pursuant to a guideline formula intended to provide employees with a percentage of the growth in value in the Company during the preceding calendar year. In determining the Bonus Pool guideline, management and the Human Resources Committee of the Board of Directors of the Company consider ABV a proxy for value creation. Accordingly, the current Bonus Pool guideline provides for an annual Bonus Pool equal to a predetermined percentage (set at 9.5% as of June 30, 2008) of the increase in ABV of the Company during the applicable year. Notwithstanding the Bonus Pool guideline, however, bonuses remain within the discretion of the HR Committee, except insofar as otherwise provided in the Company's employment agreements.

        The 2004 Equity Participation Plan (the "2004 Equity Plan") provides for awards of performance share units, which represent awards of both performance shares and shares of Dexia restricted stock. Each performance share represents a right to receive up to two shares of the Company's common stock (or the cash value thereof), with the actual number of common shares receivable determined on the basis of the increase in ABV and book value per share over a specified performance cycle. Book value and ABV measurements employed in valuing performance shares are determined in accordance with IFRS, in order to better align the interests of employees with the interests of the Company's parent, whose accounts are maintained under IFRS.

        The performance shares were designed to have no value if the Company fails to generate growth in "value" per share in excess of 7% per annum for each three year performance cycle. The actual dollar value received by a holder of performance shares, in general, varies in accordance with the annualized rate of ABV growth and book value growth per share of the Company's common stock during the applicable three-year performance cycle and the value of a share of common stock at the time of payout of such performance shares.

        So long as the Company's common stock is not publicly traded, the Company expects to pay performance shares in cash rather than stock, with shares valued at the greater of:

  (1)
  the average of (a) 1.15 times ABV per share and (b) 14 times operating earnings per share and

  (2)
  0.85 times ABV per share.

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

  •
  potential for reduced market appetite for FSA-insured securities due to credit watch status from Moody's and negative outlook status from S&P;

  •
  competitive forces, including the conduct of other financial guaranty insurers and competition from alternative executions;

  •
  changes in domestic or foreign laws or regulations applicable to the Company, its competitors or its clients;

  •
  impairments to assets in the FP Investment Portfolio proving to be "other than temporary" rather than temporary, resulting in reductions in net income;

  •
  changes in accounting principles or practices that may affect the Company's reported financial results;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        An update of the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at June 30, 2008 and December 31, 2007 is included in "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Sensitivity." There has been no other material change in the Company's market risk since December 31, 2007.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Part II—Other Information

Item 1.    Legal Proceedings.

        As previously disclosed, in March and April 2008 three purported class action lawsuits were commenced seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Hinds County, Mississippi et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the Southern District of New York, case no. 1:08 CV 2516); (ii) Fairfax County, Virginia et al. v. Wachovia Bank, N.A. et al. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, case no. 1:08-cv-00432); and (iii) City of Oakland, California, et al. v. AIG Financial Products Corp. et al. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California, case no. 1:CV 08 2116). In the lawsuits, a large number of financial institutions, including the Company and/or FSA, are named as defendants. In June 2008, the U.S. Judicial Panel on Multidistrict Litigation transferred the three actions to the U.S. District Court for the Southern District of New York and ordered them consolidated under case no. 1.08-cv-2516(VM).

        Four additional purported class action lawsuits subsequently were commenced, also seeking damages for alleged violations of antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) Central Bucks School Dist. v. Wachovia Bank N.A. et al. (filed on or about June 4, 2008 in the U.S. District Court for the District of Columbia, case no.1:08-cv-956); (ii) Mayor & City Counsel of Baltimore v. Wachovia Bank N.A. et al. (filed on or about July 3, 2008 in the U.S. District Court for the Southern District of New York, case no. 1:08-cv-6142); (iii) County of Alameda v. AIG Financial Products Corp. et al. (filed on or about July 9, 2008 in the U.S. District Court for the Northern District of California, case no. 1:08-cv-3278); and (iv) City of Fresno, California v. AIG Financial Products Corp. et al. (filed on or about July 18, 2008 in the U.S. District Court for the Eastern District of California, case no. 1.08-cv-1045). These four additional purported class actions have been transferred to the U.S. District Court for the Southern District of New York and consolidated with the other three actions described above.

        Class certification has yet to be addressed by any court. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In July 2008, two lawsuits were commenced in California state court seeking damages for alleged violations of California antitrust laws in connection with the bidding of municipal GICs and derivatives: (i) City of Los Angeles v. Bank of America, N.A. et al. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, case no. BC 394944); and (ii) City of Stockton v. Bank of America, N.A. et al. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, case no. CGC-08-477851). The lawsuits name a large number of financial institutions, including the Company and FSA, as defendants. The complaints in the lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Item 1A.    Risk Factors.

        The Company has updated certain risk factors it previously disclosed in its annual report on Form 10-K for the year ended December 31, 2007. The updated risk factors are listed below.

Loss of FSA'S "Triple-A" ratings could impair its ability to originate new business.

        FSA's ability to originate new insurance business and compete with other financial guarantors and credit enhancers is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. Credit ratings are an important component of a financial institutions' ability to compete in the financial guaranty, derivative, investment agreement and structured transaction markets. The rating agencies base their ratings upon a number of objective and subjective factors. Credit deterioration in FSA's insured portfolio or changes to rating agency capital adequacy requirements could impair FSA's ratings. FSA's ratings have recently been placed on "credit watch" by Moody's and "negative outlook" by S&P. These rating actions have been based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors in general as well as FSA's reported losses and potential future earnings volatility associated with exposures to residential mortgage-backed securities. For a discussion of other factors that might impair FSA's ratings, see "Item 1. Business—Rating Agencies" in the Company's most recent Annual Report on Form 10-K. Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term prospects for future business opportunities as well as its results of operations and financial condition.

Ceasing to provide financial guaranty insurance on asset-backed transactions could reduce the Company's new business originations.

        On August 6, 2008, the Company announced that FSA would cease providing financial guaranty insurance on asset-backed obligations and participate exclusively in the global public finance and infrastructure markets. The Company believes that withdrawal from the asset backed business will enhance its ratings stability, reduce its exposure to structured credit risk in its insured portfolio, and reduce its operating costs. At the same time, however, withdrawal from the asset backed business may result in decreased business originations, revenues and net income relative to historical levels. A decline in new business originations or profitability may, in turn, be considered adverse factors by the rating agencies in assessing FSA's financial strength.

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        Fitch, Moody's and S&P have each announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Implemention of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers which, in turn, might result in reduced demand for financial guaranty insurance.

The Company is exposed to volatility in GAAP net income from incorporating its own credit risk in the valuation of liabilities carried at fair value.

        Effective January 1, 2008, the Company adopted SFAS 159. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its IFRS reporting to Dexia. However, under SFAS 157, the Company must incorporate its own credit risk in the valuation of liabilities which are carried at fair value, which adds volatility to GAAP earnings. During the first half of 2008, the Company's credit spread has widened, leading to material unrealized gains. Management eliminates such gains in determining operating income (a non-GAAP measure), since management does not believe such gains and other non-economic fair value adjustments are an indication of the Company's profitability.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 21, 2008, the Company's shareholders executed a Written Consent of Shareholders in Lieu of Annual Meeting, under which they unanimously approved:

  •
  the election of the following persons to serve as members of the Board of Directors of the Company until the later of (1) the next annual meeting of shareholders or (2) their successors having been duly elected and qualified:

    Robert P. Cochran (Chairman)
    Axel Miller (Vice Chairman)
    Bruno Deletre
    Michèle Colin
    Robert N. Downey
    John W. Everets
    Jacques Guerber
    Rembert von Lowis
    Séan W. McCarthy
    James H. Ozanne
    Roger K. Taylor
    Xavier de Walque;

  •
  the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the Company's accounts for the year 2008;

  •
  amendments to the Company's 2004 Equity Participation Plan (the "2004 Equity Plan"); and

  •
  an amendment to Section 2(c) of Article III of the bylaws of the Company, removing the requirement that a majority of the directors of the Company be citizens and residents of the United States.

Item 6.    Exhibits.

(a)
Exhibits

Exhibit No.		Exhibit
3		Amended and Restated By-laws of the Company, as amended and restated on May 21, 2008.
10.1
Revolving Credit Agreement between Dexia Crédit Local, S.A. and FSA Asset Management LLC, dated as of June 30, 2008. Portions of this document have been omitted pursuant to a request for confidential treatment. Such omitted portions have been filed separately with the Securities and Exchange Commission.
10.2	†	Severance Policy for Senior Management, as amended and restated on May 21, 2008.
10.3	†	2004 Equity Participation Plan, as amended and restated on May 21, 2008.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended June 30, 2008 and 2007.

†
Management contract of compensatory plan or arrangement.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
/S/ LAURA A. BIELING
	By:	Laura A. Bieling Managing Director & Controller (Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.		Exhibit
3		Amended and Restated By-laws of the Company, as amended and restated on May 21, 2008.
10.1

Revolving Credit Agreement between Dexia Crédit Local, S.A. and FSA Asset Management LLC, dated as of June 30, 2008. Portions of this document have been omitted pursuant to a request for confidential treatment. Such omitted portions have been filed separately with the Securities and Exchange Commission.
10.2	†	Severance Policy for Senior Management, as amended and restated on May 21, 2008.
10.3	†	2004 Equity Participation Plan, as amended and restated on May 21, 2008.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended June 30, 2008 and 2007.

†
Management contract of compensatory plan or arrangement.

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
Net Unrealized Gains (Losses) on Financial Instruments at Fair Value
FP Investment Portfolio Fixed Income Securities by Rating
Available-for-Sale Securities in the FP Investment Portfolio by Security Type
Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio
Aging of Unrealized Losses of Available-for-Sale Bonds in the FP Investment Portfolio
Other-Than-Temporary Impairment Charge
Distribution of Available-for-Sale Securities in the FP Investment Portfolio by Contractual Maturity
Reconciliation of Net Losses and Loss Adjustment Expenses
Case Reserve Summary
Assumptions for Case and Non-Specific Reserves
Par Outstanding
Case Reserves
Summary of Public Finance Insured Portfolio
Summary of Asset-Backed Insured Portfolio
Tax Provision (Benefit)
Summary of Net Change in Fair Value of Credit Derivatives
Unrealized Gains (Losses) of Credit Derivative Portfolio(1)
Selected Information for CDS Portfolio at June 30, 2008
Selected Information for CDS Portfolio at December 31, 2007
Hedging Ineffectiveness
Other Assets
Other Liabilities and Minority Interest
Financial Information Summary by Segment
Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)
Summary of Exposure to Monolines
Exposures to Monolines and Ratings of Underlying Risks
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary of Net Change in Fair Value of Credit Derivatives
Unrealized Gains (Losses) of Credit Derivatives Portfolio(1)
Selected Information for CDS Portfolio at June 30, 2008
Selected Information for CDS Portfolio at December 31, 2007
Effect of One Basis Point of Credit Spread Widening in CDS Portfolio
Reconciliation of Net Losses and Loss Adjustment Expenses
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
Summary of Exposure to Monolines
Exposures to Monolines and Ratings of Underlying Risks
Exposures to Monolines and Ratings of Underlying Risks (Continued)
Summary of Cash and Investments
FP Investment Portfolio Fixed-Income Securities by Rating(1) at June 30, 2008
Summary of FP Investment Portfolio
FP Investment Portfolio by Security Type
Selected Information for Non-Agency U.S. Mortgage-Backed Securities in FP Investment Portfolio
Distribution of FP Investment Portfolio by Contractual Maturity
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio (Continued)
Aging of Unrealized Losses of Available-for-Sale Bonds in FP Investment Portfolio (Continued)
Other-Than-Temporary Impairment Charge
Effect of One Basis Point of Credit Spread Widening in FP Investment Portfolio
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
Part II—Other Information
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits.
SIGNATURE
EXHIBIT INDEX