Form 10-Q
period 2008-09-30
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2008-11-17
CIK 913357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        At November 10, 2008, there were 33,345,993 outstanding shares of Common Stock of the registrant (excludes 172,002 shares of treasury stock).

 Part I—Financial Information

ITEM 1. Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	At September 30, 2008	At December 31, 2007
ASSETS
General investment portfolio, available for sale:
Bonds at fair value (amortized cost of $5,378,454 and $4,891,640)	$5,232,370	$5,054,664
Equity securities at fair value (cost of $1,364 and $40,020)	815	39,869
Short-term investments (cost of $609,763 and $96,263)	608,393	97,366
Financial products segment investment portfolio:
Available-for-sale bonds at fair value (amortized cost of $16,188,453 and $18,334,417)	12,242,377	16,936,058
Short-term investments (at cost which approximates fair value)	607,220	1,927,347
Trading portfolio at fair value	258,354	349,822
Assets acquired in refinancing transactions (includes $168,831 and $22,433 at fair value)	184,684	229,264

Total investment portfolio	19,134,213	24,634,390
Cash	537,892	26,551
Deferred acquisition costs	308,571	347,870
Prepaid reinsurance premiums	1,040,931	1,119,565
Reinsurance recoverable on unpaid losses	229,585	76,478
Deferred tax asset	1,837,833	412,170
Other assets (includes $1,236,986 and $1,104,600 at fair value) (See Note 13)	1,959,656	1,714,456

TOTAL ASSETS	$25,048,681	$28,331,480

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$3,150,301	$2,870,648
Losses and loss adjustment expenses	1,249,528	274,556
Financial products segment debt (includes $7,742,843 at fair value at September 30, 2008)	18,707,775	21,400,207
Notes payable	730,000	730,000
Other liabilities and minority interest (includes $1,328,296 and $802,194 at fair value) (See Note 13)	1,838,487	1,478,255

TOTAL LIABILITIES AND MINORITY INTEREST	25,676,091	26,753,666

COMMITMENTS AND CONTINGENCIES
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	1,714,084	909,800
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $(1,432,918) and $(430,778)	(2,661,133)	(799,914)
Accumulated earnings	319,304	1,467,593
Deferred equity compensation	14,137	19,663
Less treasury stock at cost (172,002 and 244,395 shares held)	(14,137)	(19,663)

TOTAL SHAREHOLDERS' EQUITY	(627,410)	1,577,814

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$25,048,681	$28,331,480

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Net premiums written	$176,624	$130,078	$639,383	$296,686

Net premiums earned	$123,742	$72,446	$280,915	$232,079
Net investment income from general investment portfolio	67,078	60,472	199,336	176,298
Net realized gains (losses) from general investment portfolio	475	(994)	(1,727)	(3,052)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	29,925	27,000	98,764	72,400
Net unrealized gains (losses)	(194,196)	(293,718)	(467,905)	(352,511)

Net change in fair value of credit derivatives	(164,271)	(266,718)	(369,141)	(280,111)
Net interest income from financial products segment	165,802	288,389	523,515	799,990
Net realized gains (losses) from financial products segment	(417,419)	125	(1,459,832)	1,867
Net realized and unrealized gains (losses) on derivative instruments	25,184	(43,923)	181,704	(11,293)
Net unrealized gains (losses) on financial instruments at fair value	320,804	10,115	947,390	16,433
Income from assets acquired in refinancing transactions	3,104	5,182	9,067	16,498
Other income	2,564	5,863	6,261	27,366

TOTAL REVENUES	127,063	130,957	317,488	976,075

EXPENSES
Losses and loss adjustment expenses	327,633	10,060	1,230,904	19,128
Interest expense	11,584	11,584	34,752	34,752
Amortization of deferred acquisition costs	19,004	13,583	51,435	47,589
Foreign exchange (gains) losses from financial products segment	(15,521)	13,304	1,134	43,957
Net interest expense from financial products segment	182,030	260,014	608,486	750,138
Other operating expenses	40,064	33,474	55,754	102,496

TOTAL EXPENSES	564,794	342,019	1,982,465	998,060

INCOME (LOSS) BEFORE INCOME TAXES	(437,731)	(211,062)	(1,664,977)	(21,985)
Provision (benefit) for income taxes	(104,250)	(89,253)	(579,420)	(48,199)

NET INCOME (LOSS)	(333,481)	(121,809)	(1,085,557)	26,214
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(499,149), $(121,376), $(1,511,114) and $(185,705)	(926,990)	(221,001)	(2,806,456)	(340,469)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(146,014), $844, $(508,974) and $2,911	(271,168)	1,567	(945,237)	5,405

Other comprehensive income (loss)	(655,822)	(222,568)	(1,861,219)	(345,874)

COMPREHENSIVE INCOME (LOSS)	$(989,303)	$(344,377)	$(2,946,776)	$(319,660)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Treasury Stock
			Additional Paid-In- Capital		Accumulated Earnings	Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount					Shares	Amount
BALANCE, December 31, 2007	33,517,995	$335	$909,800	$(799,914)	$1,467,593	$19,663	244,395	$(19,663)	$1,577,814
Cumulative effect of change in accounting principle, net of deferred income tax provision (benefit) of $(15,683)					(29,126)				(29,126)

Balance at beginning of the year, adjusted	33,517,995	335	909,800	(799,914)	1,438,467	19,663	244,395	(19,663)	1,548,688
Net income (loss) for the year					(1,085,557)				(1,085,557)
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $(1,002,140)				(1,861,219)					(1,861,219)
Dividends paid on common stock					(33,606)				(33,606)
Cost of shares acquired						(5,526)	(72,393)	5,526	—
Capital contribution			804,284						804,284

BALANCE, September 30, 2008	33,517,995	$335	$1,714,084	$(2,661,133)	$319,304	$14,137	172,002	$(14,137)	$(627,410)

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Premiums received, net	$548,775	$282,246
Credit derivative fees received, net	73,927	67,911
Other operating expenses paid, net	(212,982)	(173,150)
Losses and loss adjustment expenses paid, net	(436,459)	(3,494)
Net investment income received from general investment portfolio	192,407	173,765
Federal income taxes paid	(8,406)	(83,444)
Interest paid on notes payable	(29,738)	(31,010)
Interest paid on financial products segment debt	(428,350)	(529,995)
Interest received on financial products segment investment portfolio	484,895	720,960
Financial products segment net derivative receipts	130,731	(76,375)
Purchases of trading portfolio securities in financial products segment	—	(216,404)
Income received from assets acquired in refinancing transactions	9,844	14,679
Other	41,953	9,001

Net cash provided by (used for) operating activities	366,597	154,690

Cash flows from investing activities:
General Investment Portfolio:
Proceeds from sales of bonds	3,630,622	2,649,188
Proceeds from maturities of bonds	488,251	142,438
Purchases of bonds	(4,582,900)	(2,956,595)
Net (increase) decrease in short-term investments	(505,704)	(19,685)
FP Segment Investment Portfolio:
Proceeds from sales of bonds	—	3,021,662
Proceeds from maturities of bonds	1,384,922	2,949,605
Purchases of bonds	(593,971)	(7,734,700)
Change in securities under agreements to resell	152,875	100,000
Net (increase) decrease in short-term investments	1,320,127	(365,343)
Other:
Net purchases of property, plant and equipment	(2,313)	(689)
Paydowns of assets acquired in refinancing transactions	29,326	73,468
Proceeds from sales of assets acquired in refinancing transactions	4,932	4,339
Other investments	(896)	11,860

Net cash provided by (used for) investing activities	1,325,271	(2,124,452)

Cash flows from financing activities:
Capital contribution	804,284	—
Dividends paid	(33,606)	(91,504)
Proceeds from issuance of financial products segment debt	1,992,766	3,535,832
Repayment of financial products segment debt	(3,937,120)	(1,458,372)
Other	(3,408)	(764)

Net cash provided by (used for) financing activities	(1,177,084)	1,985,192

Effect of changes in foreign exchange rates on cash balances	(3,443)	1,021

Net (decrease) increase in cash	511,341	16,451
Cash at beginning of period	26,551	32,471

Cash at end of period	$537,892	$48,922

The accompanying Notes are an integral part of the Consolidated Financial Statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, engages in providing financial guaranty insurance on public finance obligations in domestic and international markets including Europe, the Asia Pacific region and elsewhere in the Americas. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Prior to August 2008, the Company provided financial guaranty insurance on both public finance and asset-backed obligations. On August 6, 2008, the Company announced that it would cease providing financial guaranty insurance on asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        In addition, the Company offers FSA-insured guaranteed investment contracts and other investment agreements ("GICs") through consolidated entities in its financial products ("FP") segment.

Ownership

        FSA Holdings is a direct subsidiary of Dexia Holdings, Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia. Dexia is a Belgian corporation whose shares are traded on the NYSE Euronext Brussels and NYSE Euronext Paris markets, as well as on the Luxembourg Stock Exchange. Dexia Crédit Local is a wholly owned subsidiary of Dexia S.A. ("Dexia").

        At September 30, 2008, Dexia Holdings owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Company's Director Share Purchase Program. On September 30, 2008, Dexia announced that it was receiving a €6.4 billion (approximately $8.8 billion) investment from the governments of Belgium, France, and Luxembourg, as well as existing shareholders, which was followed by changes in Dexia senior management.

        On November 14, 2008, Dexia announced that Dexia and Assured Guaranty Ltd. ("Assured Guaranty") have entered into a purchase agreement for Assured Guaranty to acquire all of Dexia's shares of the Company (the "Acquisition"), subject to the satisfaction of specified closing conditions, including receipt of regulatory and Assured Guaranty shareholder approvals and confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries. The Company cannot estimate whether or when such closing conditions will be satisfied, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of such a change in control will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party, which may have a material effect on the Company.

Financial Guaranty

        The financial strength of the Company's insurance company subsidiaries have historically been rated "Triple-A" by the major securities rating agencies and obligations insured by them have

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

historically been generally awarded "Triple-A" ratings by reason of such insurance. During the third quarter of 2008, the rating agencies took various ratings actions regarding the Company:

  •
  On July 21, 2008, Moody's Investors Service Inc. ("Moody's") placed the Triple-A rating of the Company's insurance company subsidiaries on "review for downgrade." In announcing the review for possible downgrade, Moody's stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio.

  •
  On October 8, 2008, Standard & Poor's Ratings Services ("S&P") placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch." On November 6, 2008, S&P reported that FSA surpassed its Triple-A minimum capital requirement with a margin of safety of 1.3 - 1.4 times, taking into consideration S&P's updated loss projections for the Company's residential mortgage-backed securities ("RMBS") portfolio.

  •
  On October 9, 2008, Fitch Ratings ("Fitch") also placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch."

        The ratings agencies stated that their actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management, rather than the fundamental credit strength of the insurance company.

        The impact of recent developments on the Company, including the ratings agency announcements and the Company's August 2008 decision to cease providing financial guaranty insurance on asset-backed obligations, as well as the impact of recent developments on the financial guaranty insurance industry as a whole, remains uncertain, and could include a long term decrease in demand in the global economy for financial guaranty insurance, as well as increases in the requirements for conducting, or restrictions on the types of business conducted by, financial guaranty insurers.

        Financial guaranty insurance written by the Company typically guarantees schedule payments on financial obligations. Upon a payment default on an insured obligation, FSA is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or may, at its option, pay such amounts on an accelerated basis. FSA's underwriting policy is to insure obligations that would otherwise be investment grade without the benefit of FSA's insurance.

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

        Asset-backed obligations insured by the Company were generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company insured synthetic asset-backed obligations that generally took the form of credit default swap ("CDS") obligations or credit-linked notes that reference asset-backed securities ("ABS") or pools of securities

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

or other obligations, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        The Company has refinanced certain poorly performing transactions by employing refinancing vehicles to raise funds, prepay the claim obligations and take control of the assets. These refinancing vehicles are consolidated with the Company and considered part of the financial guaranty segment. Management believes that the assets held by the refinancing vehicles are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

Financial Products

        The Company conducts its GIC operations through its consolidated affiliates FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM has conducted substantially all of the Company's GIC operations since April 2003, following the receipt of an exemption from the requirements of the Investment Company Act of 1940. The GIC Subsidiaries lend the proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM"), which invests the funds in obligations that satisfy the Company's investment criteria. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. Company that invests in non-U.S. securities.

        In the third quarter, to address FP segment liquidity requirements, Dexia provided the Company a $5 billion committed, unsecured, standby line of credit (the "$5 Billion Line of Credit"). As of November 14, 2008, the Company had drawn $550 million on the $5 Billion Line of Credit. In addition, on November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP business, which provide additional protection through a $3.5 billion collateral swap facility and a $500 million capital facility to cover economic losses beyond the $316.5 million of pre-tax loss estimated at the end of June 2008.

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

operations and cash flows as of and for the period ended September 30, 2008 and for all periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2008 presentation.

        The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at September 30, 2008 and December 31, 2007, the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the three months and nine months ended September 30, 2008 and 2007 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments, the determination of other-than-temporary impairment ("OTTI"), the amortization of discount on securities that have been other-than-temporarily impaired and the deferral and amortization of policy acquisition costs and taxes. Actual results may differ from those estimates.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        The following table summarizes the components of the fair-value adjustments included in the consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES
Net change in fair value of credit derivatives (See Note 11)	$(164,271)	$(266,718)	$(369,141)	$(280,111)

Net interest income from financial products segment(1):
Fair-value adjustments on FP segment investment portfolio	$43,099	$—	$50,684	$—
Fair-value adjustments on FP segment derivatives	(46,129)	—	(52,870)	—

Net interest income from financial products segment	$(3,030)	$—	$(2,186)	$—

Net realized gains (losses) from financial products segment:
Fair-value adjustments attributable to impairment charges in FP investment portfolio	$(417,457)	$(11,100)	$(1,459,876)	$(11,100)

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(2) (See Note 12)	$25,163	$(44,083)	$181,613	$(11,885)
Other financial guaranty segment derivatives	21	160	91	592

Net realized and unrealized gains (losses) on derivative instruments	$25,184	$(43,923)	$181,704	$(11,293)

Net unrealized gains (losses) on financial instruments at fair value:
Financial guaranty segment:
Assets acquired in refinancing transactions	$(4,090)	$—	$(7,296)	$—
Committed preferred trust put options	22,000	—	78,000	—

Net unrealized gains (losses) on financial instruments at fair value in the financial guaranty segment	17,910	—	70,704	—

FP segment:
Assets designated as trading portfolio	2,834	10,115	(91,469)	16,433
Fixed-rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	39,531	—	(55,207)	—
Fair-value adjustments attributable to the Company's own credit risk	260,529	—	1,023,362	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	302,894	10,115	876,686	16,433

Net unrealized gains (losses) on financial instruments at fair value	$320,804	$10,115	$947,390	$16,433

EXPENSES
Other income(3)	$(15,403)	$(3,321)	$(32,041)	$1,791
Net interest expense from financial products segment(4):
Fair-value adjustments on FP segment debt	$—	$112,333	$—	$143
Fair-value adjustments on FP segment derivatives	—	(134,014)	—	1,468

Net interest expense from financial products segment	$—	$(21,681)	$—	$1,611

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
General Investment Portfolio (See Note 5)	$(132,926)	$36,397	$(202,883)	$(22,974)
Assets acquired in refinancing transactions	(4)	(1,271)	(2,320)	(869)
FP Segment Investment Portfolio:
FP Investment Portfolio (See Note 6)	(480,000)	(269,392)	(1,613,310)	(333,461)
VIE Investment Portfolio	(42,892)	11,698	(42,706)	11,430

Total other comprehensive income (loss), net of tax	$(655,822)	$(222,568)	$(1,861,219)	$(345,874)

(1)
There was no hedge accounting in 2007.

(2)
Represents derivatives not in designated fair-value hedging relationships.

(3)
Represents fair-value adjustments on the assets that economically defease the Company's liability for deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP") and fair value adjustments in assets acquired in refinancing transactions portfolio.

(4)
There is no hedge accounting in 2008.

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

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model- derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

  •
  The income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. Income approach techniques rely on current market expectations of future amounts. Examples of income approach valuation techniques include present value techniques, option-pricing models that incorporate present value techniques, and the multi-period excess earnings method.

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

        As of September 30, 2008, the Company's equity securities were comprised of common stock of Dexia. The fair value of the common stock is based upon quoted prices and is categorized as Level 1.

        For short-term investments in the General Investment Portfolio, which are those investments with a maturity of less than one year at time of purchase, the carrying amount approximates fair value. These short-term investments include money-market funds and other highly liquid short-term investments, which are categorized as Level 1 on the valuation hierarchy, and foreign government and agency securities, which are categorized as Level 2.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

FP Segment Investment Portfolio

        The "FP Investment Portfolio" is comprised of investments made with the proceeds of FSA-insured GICs. Together with the portfolio of securities owned by the VIEs (the "VIE Investment Portfolio"), it forms the "FP Segment Investment Portfolio." The available-for-sale FP Investment Portfolio is broadly comprised of short-term investments, non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations ("CDOs"), and other asset-backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes foreign currency denominated securities classified as "trading."

        The fair value of bonds in the FP Segment Investment Portfolio is generally based on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. For assets not valued by quoted market prices received from dealer quotes or alternative pricing sources, fair value is based on either internally developed models using market based inputs or based on broker quotes for identical or similar assets. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market. Non-agency mortgage-backed and other asset-backed investments are generally categorized as Level 3 due to the reduced liquidity that exists for such assets, which increases use of unobservable inputs.

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

Assets Acquired in Refinancing Transactions

        For certain assets acquired in refinancing transactions, fair value is either the present value of expected cash flows or a quoted market price as of the reporting date. This portfolio is comprised primarily of bonds, securitized loans, common stock, mortgage loans, real estate and short term investments, of which bonds, common stocks and certain securitized loans are carried at fair value. Mortgage loans are accounted for at fair value when lower than cost. The majority of the assets in this portfolio are categorized as Level 3 in the valuation hierarchy, except for the short-term investments, which are categorized as Level 2.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

Credit Derivatives in the Insured Portfolio

        The Company's insured portfolio includes contracts accounted for as derivatives, namely,

  •
  CDS contracts in which the Company sells protection to various financial credit institutions, and in certain cases, purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies,

  •
  insured interest rate ("IR") swaps entered into by the issuer in connection with the issuance of certain public finance obligations, which guaranty the municipality's performance under the IR swap to the IR swap counterparty,

  •
  insured net interest margin ("NIM") securitizations and other financial guarantee contracts that guarantee risks other than credit risk, such as interest rate basis risk ("FG contracts with embedded derivatives") issued after January 1, 2007.

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

  Credit Default Swap Contracts

        In the case of CDS contracts, a trust that is consolidated by the Company writes a derivative contract that provides for payments to be made if certain credit events occur related to certain specified reference obligations, in exchange for a fee. The need to interpose a trust is a regulatory requirement imposed by the New York State Insurance Department as an exception to its general rule, in order to allow the financial guarantors to sell credit protection by entering into credit derivative contracts (albeit indirectly by guaranteeing the trust), while other types of insurance enterprises may neither directly enter into such credit derivative contracts, nor provide such guarantees to a trust. The trust's obligation on the CDS contracts it writes are guaranteed by a financial guaranty contract written by FSA that provides payments to the insured if the trust defaults on its payments under the derivative contract. In these transactions, FSA is considered the counterparty to a financial guaranty contract that is defined as a derivative. The credit event is typically based upon failure to pay or the insolvency of a referenced obligation. In such cases, the claim represents payment for the shortfall amount.

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

        The assumed credit quality of the underlying referenced obligations, the assumed credit spread attributable to credit risk of the underlying referenced obligations exclusive of funding costs, the

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

appropriate reference credit index or price source and credit spread attributable to the Company's own credit risk are significant assumptions that, if changed, could result in materially different fair values. Market perceptions of credit deterioration of the underlying referenced obligation would result in an increase in the expected exit value (amount required to be paid to exit the transaction due to wider credit spreads).

  Fair Value of CDS Contracts in which the Company Sells Protection

Determination of Current Exit Value Premium:    The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the duration of the contract. The "exit price" derived is technically an "entry price" and not an "exit price", i.e., the price that would be received to sell an asset or paid to transfer a liability that is required under SFAS 157. This is because a monoline insurer cannot observe "exit prices" for the CDS contract that it writes in a principal market since these contracts are not transferable. While SFAS 157 provides that the transaction (entry) price and the exit price may not be equal if the transaction price includes transaction costs, the Company believes those transaction costs would be the same in an "entry" market and a hypothetical "exit" market and thus it would be inappropriate to record a day one gain when using the estimated "entry price" to determine the exit value premium.

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

        In a financial guaranty insurance policy, a deductible is the portion of a loss under that policy that is not covered by the policy, or in other words, the amount of the loss for which the insurer is not responsible. In a CDS contract, the deductible is quoted as a percentage of the contract's notional amount, and is also referred to as the contract's attachment point. For example, for a CDS with a $1 billion notional amount and a 15% deductible, the Company would only be obligated to make a claim payment after the insured incurred more than $150 million (15% of $1 billion) of losses (net of recoveries). The attachment points for each of the Company's CDS contracts vary, as the deductibles are negotiated on a contract-by-contract basis.

        In the ordinary course, the Company does not post collateral to the counterparty as security for the Company's obligation under CDS contracts. As a result, the Company receives a smaller fee than it would for a CDS contract that required the posting of collateral. In order to calculate the exit value premium for CDS that do not require collateral to be posted, the Company applies a factor (the "non-collateral posting factor") to the indicated market premium for CDS contracts that require collateral to be posted. The factor was 62% for the quarter ended September 30, 2008.

        The Company calculates the non-collateral posting factor quarterly based in part on observable market inputs. In the market where transactions are executed, the Company has observed since the beginning of 2008 that when a collateral posting counterparty executes a CDS contract purchasing protection from a non-collateral posting counterparty, it will hold back a minimum of 20% of the CDS premium it charged to provide the CDS protection. The Company believes that the non-collateral posting factor has the effect of adjusting the fair value of these contracts for the Company's credit

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

quality in addition to adjusting the contract to a collateral posting basis. Accordingly, the Company adds to the 20% minimum an additional amount to reflect the market price of CDS protection on FSA. The Company estimated the additional amount as of September 30, 2008 to be 42% using an algorithm that uses as an input FSA's current annual five-year CDS credit spread, which was approximately 1,110 basis points as of September 30, 2008. The Company uses the current five-year CDS credit spread based on its observation that the five-year instrument is the standard contract used to hedge counterparty credit risk.

        Below is an explanation of how the Company determines the current exit value for each of the following types of CDS contracts:

  •
  Pooled Corporate CDS Contracts:

  •
  investment grade pooled corporate CDS;

  •
  high yield pooled corporate CDS; and

  •
  CDS of funded CDOs and collateralized loan obligations ("CLOs").

        For each of these types of CDS contracts, the price the Company charges when entering into such contract sometimes differs from the fair value determined by the Company's fair value model at the time when the Company enters into the CDS contract. The Company refers to this difference as the "initial model adjustment," and is not an indicator of a day one gain. The initial model adjustment is needed because of differences between the CDS contract being valued and the reference index. The initial model adjustment is calculated at the inception of a CDS contract in order to calibrate the indicated model fair value of the CDS contract to the contractual premium rate on the trade date.

         Pooled Corporate CDS Contracts:    A pooled corporate CDS contract insures the default risk of a pool of referenced corporate entities. As there is no observable exchange trading of bespoke pooled corporate CDS, the Company values these contracts using an internal pricing model that uses the mid-point of the bid and ask prices (the "mid-market price") of dealer quotes on specific indexes as inputs to its pricing model, principally the Dow Jones CDX for domestic corporate CDS ("DJ CDX") and iTraxx for European corporate CDS ("iTraxx"). The mid-market price is a practical expedient for the fair-value measurement within a bid-ask spread. For those pooled corporate CDS contracts that include both domestic and foreign reference entities, the Company applies the iTraxx price in proportion to the pool of applicable foreign reference entities comprising the pool by calculating a weighted average of the DJ CDX and iTraxx quoted prices.

        The Company's valuation process for pooled corporate CDS involves stratifying the pools into either investment grade credits or high-yield credits and then by remaining term to maturity, consistent with the reference indexes. Within maturity bands, further distinction is made for contracts that have higher attachment points. Both the DJ CDX and iTraxx indices provide quoted prices for standard attachment and detachment points (or "tranches") for contracts with maturities of three, five, seven and ten years.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

         Investment-Grade Pooled Corporate CDS Contracts:    The Company uses quoted prices related to its investment-grade pooled corporate CDS contracts ("IG CDS") by stratifying its IG CDS contracts into four maturity bands: less than 3.5 years; 3.5 to 5.5 years; 5.5 to 7.5 years; and 7.5 to 10 years. Within the maturity bands, further distinction is made for contracts that have a significantly higher starting attachment point (usually 30% or higher).

        The CDX North America IG Index ("CDX IG Index") is comprised of prices sourced from 125 North American investment grade CDS quoted (each, an "Index CDS") and is supported by at least 10 of the largest CDS dealers. In addition to the full capital structure, the CDX IG Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 3%; 3 to 7%; 7 to10%; 10 to 15%; 15 to 30% and 30 to 100%. Approximately every six months, a new "series" of the CDX IG Index is published ("on-the-run") based on a new grouping of 125 Index CDS, which changes the composition of the 125 Index CDS of older ("off-the-run") series. Each quarter, the Company compares the composition of the 125 Index CDS in both the on-the-run and off-the run series of the CDX IG index to the CDS pool referenced by the Company's IG CDS contracts (the "reference CDS pool") and uses the average of the series of the CDX IG and iTraxx indices that most closely relates to the credit characteristics of the Company's IG CDS contracts. The Company also remodels each of its contracts to determine if the credit quality remains Super Triple-A and compares the Weighted-Average Rating Factor ("WARF") of the index to the WARF of each of the Company's IG CDS contracts. A "Super Triple-A" credit rating indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating. WARF is a 10,000 point scale developed by Moody's that is used as an indicator of collateral pool risk. A higher WARF indicates a lower average collateral rating.

        The Company calibrates the quoted index price to the approximate attachment points for its IG CDS contracts by calculating the weighted average of the given quoted tranche prices for IG CDS of a given maturity using the CDX IG Index and iTraxx quoted tranche widths. The relevant widths of the quoted tranches used by the two indices differ. DJ CDX uses tranches of 10 to 15%, 15 to 30%, and 30 to 100%, resulting in tranche widths of five, 15 and 70 percentage points, whereas iTraxx uses tranches of 9 to 12%, 12 to 22% and 22 to 100%, resulting in tranche widths of three, 10 and 78 percentage points.

        The Company's IG CDS contracts typically attach at 10% or higher. The following table indicates FSA's typical attachment points and total tranche widths:

Portfolio Classification	Index Quoted Duration	FSA's Typical Attachment Point	FSA's Total Tranche Width
	(in years)
Less than 3.5 Yrs	3	10%	90
3.5 to 5.5 Yrs	5	10%	90
5.5 to 7.5 Yrs:
Lower attachment	7	15%	85
Higher attachment	7	30%	70
7.5 to 10 Yrs:
Lower attachment	10	15%	85
Higher attachment	10	30%	70

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        To calculate the weighted average price for the entire tranche width of the Company's IG CDS (the "total tranche width"), a price is obtained for each quoted tranche comprising the total tranche width, and the sum of the weighted average prices is divided by the total tranche width. The price for each quoted tranche is the mid-market of the quoted price for that tranche, weighted by the width of that tranche. The following table illustrates the calculation of the weighted-average price of the Company's IG CDS contracts with a maturity of up to 3.5 years, given quoted CDX IG tranche prices of 131 basis points, 99.5 basis points and 39.5 basis points for the 10 to 15%, 15 to 30%, and 30 to 100% tranches, respectively.

	CDX IG Mid-market Price Multiplied by the Tranche Width
					Total Tranche Width	Weighted Average Price
FSA Portfolio Classification	10 to 15%	15 to 30%	30 to 100%	Total
Attachment/Detachment
Less than 3.5 Yrs	131 bps × 5 = 655.0	99.5 bps × 15 = 1,492.5	39.5 bps × 70 = 2,765.0	4,912.5	90	54.6 bps

        The Company's Transaction Oversight Department reviews the pooled corporate CDS portfolio regularly and no less than quarterly and factors in any rating changes. Any new reported credit events under a given CDS contract are factored into the contract's deductible level. As such credit events occur, the contract's attachment point is recalculated based on the revised deductible amount to determine if the attachment point for each contract in the portfolio continues to be at a "Super Triple-A" credit rating. At September 30, 2008, there was one IG CDS contract that was determined to be below the "Super Triple-A" credit rating. This contract was determined to have a credit rating considered investment grade as of that date. Accordingly, the Company applies the calculated pricing to all IG CDS in the portfolio consistent with its credit rating.

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

        Below is an example of the pricing algorithm that is applied to the Company's domestic IG CDS contracts with durations of 3.5 to 5.5 years to determine the exit premium value as of September 30, 2008:

Index Duration	Unadjusted Quoted Price	Non-collateral Posting Factor	Adjusted to Non- collateral Posting Contract Value
5 yrs	53.9 bps	62.0%	20.5 bps

         High-Yield Pooled Corporate CDS Contracts:    In order to estimate the market price for high-yield pooled corporate CDS contracts ("HY CDS"), the Company uses the average of the dealer mid-market prices obtained for the most senior quoted of the respective three year, five-year and seven-year tranches of the CDX North America High Yield Index ("CDX HY Index"). The CDX HY Index is

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

comprised of prices sourced from 100 of the most liquid North American high yield CDS quoted (each, an "Index CDS") and is supported by more than 10 of the largest CDS dealers. In addition to the full capital structure, the CDX HY Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 10%; 10 to 15%; 15 to 25%; 25 to 35%; and 35 to 100%. The Company uses an average of the dealer mid-market quotes of the index because the Company believes that dealer price quotes have historically been indicative of where trades have been executed in the high yield market.

        The Company applies a factor to the quoted prices (the "calibration factor"). The calibration factor is intended to calibrate the index price to each of the Company's pooled corporate high-yield CDS contracts, which reference pools of entities that are typically of higher average credit quality than those reflected in the CDX HY index. The calibration factor is determined for each HY CDS contract by calibrating the WARF of the index so that it approximately equals the WARF of each HY CDS contract. To do so, the Company recalculates the index price after removing from the index the reference obligations that have the highest spreads and are not in the relevant HY CDS contract. This recalculated index price is then divided by the unadjusted index to arrive at the calibration factor. As of September 30, 2008, the calibration factor applied to the Company's HY CDS contracts ranged from 65% to 100% of the WARF of the index.

        Approximately every six months, a new "series" of the CDX HY Index is published ("on-the-run") based on a new grouping of 100 Index CDS, which changes the composition of the 100 Index CDS of older ("off-the-run") series. The Company compares the composition of the 100 Index CDS in both the on-the-run and off-the run series of the CDS HY index to the CDS pool referenced by the Company's HY CDS contracts (the "reference CDS pool"). Based on that comparison, the Company determines which of the actively quoted series most closely relates to the credit characteristics of the Company's HY CDS contracts, and then uses the average of dealer quotes of that series. The Company also remodels each of its contracts to determine if the credit quality remains Super Triple-A and compares the WARF of the index to the WARF of each of the Company's HY CDS contracts.

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

  •
  The appropriate calibration factor and a 62% non-collateral posting factor adjustment are applied to the average of the quotes received as of September 30, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        Below is an example of the pricing algorithm that is applied to the Company's domestic HY CDS contracts with durations of 3.5 to 5.5 years, assuming an average calibration factor of 85% to determine the exit premium value as of September 30, 2008:

Index Duration	Unadjusted Quoted Price	After Calibration Factor(1)	Adjusted to Non- collateral Posting Contract Value
5 yrs	173.86 bps	147.78 bps	56.2 bps

  (1)
  Based on an average calibration factor of 85% for all high yield trades in the portfolio. Individual factors that were used ranged from 65% to 100%.

         CDS of Funded CDOs and CLOs:    As with pooled corporate CDS, there is no observable exchange trading of CDS of funded CDOs and CLOs. The price of protection charged by a CDS writer is based on the "credit spread component" of the "all-in credit spread" of funded CLOs, as quoted by underwriter participants. As the all-in credit spread for a given CLO may not always be observable in the market, the CDS writer often utilizes an index, published by an underwriter participant, such as the "all-in" London Interbank Offered Rate ("LIBOR") spread for Triple-A rated cash-funded CLOs (the "Triple-A CLO Funded Rate") as published by J.P. Morgan Chase & Co. The Triple-A CLO Rate is an all-in credit spread that includes both a funding and credit spread component.

        The CDS protection of a CLO provided by the Company is priced to capture only the credit spread component, as the CDS writer is not providing funding for the CLO, only credit protection. The Company determines the exit value premium for all these CDS contracts in its portfolio that are rated Triple-A with reference to the Triple-A CLO Funded Rate, which was 375 bps as of September 30, 2008. The Company applies a credit component factor to the Triple-A CLO Funded Rate as a means of estimating the fair value of its Triple-A rated contract, which only refers to the credit component. The credit and funding components have been considered consistent at 50% each. The components are determined judgmentally based on estimates provided to the Company by external market participants. The credit component factor was 50% as of September 30, 2008.

        To arrive at the exit value premium that is applied to each of the Company' CDO and CLO CDS contracts, the non-collateral posting factor is applied to the weighted-average market price determined for each maturity band.

        The determination of the exit value premium is summarized as follows:

	Triple A CLO Funded Rate	After Credit Component Factor	After Non-collateral Posting Factor
Rate	375 bps	187.5 bps	71.3 bps

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

        The determination of the hypothetical exit market is a key factor in determining the fair value of protection purchased (the "ceded" or "reinsurance" contract) with respect to a CDS contract written by a financial guarantor (the "direct contract"). SFAS 157 requires that the valuation premise, used to measure the fair value of an asset, must consider the asset's "highest and best use" from the perspective of market participants. Generally, the valuation premise used for a financial asset is "in-exchange" since this type of asset provides maximum value to market participants on a stand-alone basis. The maximum value of a ceded contract to the CDS writer's exit market participants is in combination with the CDS writer's direct contract. Therefore the appropriate valuation premise to use for a ceded contract is the "in-use" premise.

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

  Insured Interest Rate Swaps and Financial Guarantee Contracts Deemed to be Derivatives

        The Company insures IR swaps entered into in connection with the issuance of certain public finance obligations. Because the financial guaranty contract insures a derivative, the financial guaranty contract is deemed to be a derivative. Therefore, the contract is required to be carried at fair value, with the change in fair value being recorded in the consolidated statement of operations and comprehensive income. As there is no observable market for these policies, the fair value of these

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

contracts is determined by using an internally developed model. They are therefore classified as Level 3 in the valuation hierarchy.

        Insured NIM securitizations issued in connection with certain mortgage-backed security financings and FG contracts with embedded derivatives are deemed to be hybrid instruments that contain an embedded derivative if they were issued after January 1, 2007. The Company elected to record these financial instruments at fair value under SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." Changes in the fair value of these contracts are recorded in the consolidated statements of operations and comprehensive income. As there is no observable market for these policies, the fair value of these contracts is based on internally derived estimates and they are therefore classified as Level 3 in the valuation hierarchy.

FP Segment Derivatives

        All of the derivatives used in the FP segment, except for those used to hedge the VIE debt, are valued using a pricing model that uses observable market inputs, such as interest rate curves, foreign exchange rates and inflation indices. These derivatives are therefore classified as Level 2 in the valuation hierarchy, except for exchange traded futures contracts, which are classified as Level 1, or Level 3 if any of the significant model inputs were not observable in the market. On the date of adoption, all derivatives used to hedge VIE debt were valued by obtaining prices from brokers or counterparties, and accordingly were classified as Level 3 in the valuation hierarchy. At September 30, 2008, these derivatives were valued using a pricing model that uses observable market inputs such as interest rate curves, foreign exchange rates and inflation indices. Therefore these derivatives are classified as Level 2 in the valuation hierarchy at September 30, 2008, provided all of the significant model inputs were observable in the market, or Level 3 if not observable in the market.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

        The following table presents the financial instruments carried at fair value at September 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
General investment portfolio, available for sale:
Bonds	$—	$5,176,620	$55,750	$5,232,370
Equity securities	815	—	—	815
Short-term investments	103,236	505,157	—	608,393
Financial products segment investment portfolio:
Available-for sale bonds	—	2,336,324	9,906,053	12,242,377
Short-term investments	607,220	—	—	607,220
Trading portfolio	—	90,388	167,966	258,354
Assets acquired in refinancing transactions	—	21,530	132,418	153,948
Other assets:
FP segment derivatives	24,221	794,029	16,679	834,929
Credit derivatives	—	—	211,943	211,943
DCP and SERP	112,023	91	—	112,114
Committed preferred trust put option	—	—	78,000	78,000

Total assets at fair value	$847,515	$8,924,139	$10,568,809	$20,340,463

Liabilities:
FP segment debt	$—	$—	$7,742,843	$7,742,843
Other liabilities:
FP segment derivatives	—	89,129	47,677	136,806
Credit derivatives	—	—	1,191,409	1,191,409
Other financial guarantee segment derivatives	—	81		81

Total liabilities at fair value	$—	$89,210	$8,981,929	$9,071,139

Nonrecurring Fair Value Measurements

        Mortgage loans in the portfolio of assets acquired in refinancing transactions are carried at the lower of cost or market on an aggregate basis. As of September 30, 2008, such investments were carried at their fair-value of $14.9 million. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

Changes in Level 3 Recurring Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the quarter ended September 30, 2008 for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable data to the overall fair value measurement. However, Level 3 financial instruments may include, in addition to the unobservable or Level 3 components, observable components. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Level 3 assets were 42.2% of total assets at September 30, 2008. Level 3 liabilities were 35.0% of total liabilities at September 30, 2008.

Level 3 Rollforward

		Three Months Ended September 30, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at September 30, 2008
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) Recorded in:
	Fair Value at June 30, 2008				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3(2)	Fair Value at September 30, 2008
		Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
General investment portfolio, available for sale:
Bonds	$61,801	$—		$(3,408)	$(2,643)	$—	$55,750	$—
Equity securities	1,000	1,925	(3)	—	(2,925)	—	—	—
FP segment available-for sale bonds	11,409,238	(364,257	)(4)	(772,509)	(366,419)	—	9,906,053	(364,257)
FP trading portfolio	168,962	(996	)(5)	—	—	—	167,966	(996)
Assets acquired in refinancing transactions	142,979	(4,090	)(6)	2	(6,473)	—	132,418	(4,090)
FP segment debt	(8,207,447)	244,238	(7)	—	220,366	—	(7,742,843)	215,645
Net FP segment derivatives(8)	(39,289)	8,291	(9)	—	—	—	(30,998)	8,291
Committed preferred trust put options	56,000	22,000	(5)	—	—	—	78,000	22,000
Net credit derivatives(8)	(807,646)	(164,271	)(10)	—	(7,549)	—	(979,466)	(164,734)

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

(4)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized gains (losses) from financial products segment if determined to be OTTI.

(5)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(6)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(7)
Unrealized gains are reported in net unrealized gains (losses) on financial instruments at fair value and interest expense is recorded in net interest expense from financial products segment.

(8)
Represents net position of derivatives. The consolidated balance sheets present gross assets and liabilities based on net counterparty exposure.

(9)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized and unrealized gains (losses) on derivative instruments if not so designated.

(10)
Reported in net change in fair value of credit derivatives.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    FAIR VALUE MEASUREMENT (Continued)

		Nine Months Ended September 30, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at September 30, 2008
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) Recorded in:
					Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3(2)	Fair Value at September 30, 2008
	Fair Value at January 1, 2008	Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
General investment portfolio, available for sale:
Bonds	$60,273	$—		$(4,979)	$456	$—	$55,750	$—
Equity securities	39,000	(36,075	)(3)	—	(2,925)	—	—	—
FP segment available-for sale bonds	14,764,502	(1,401,441	)(4)	(2,356,189)	(1,100,819)	—	9,906,053	(1,401,441)
FP trading portfolio	250,575	(82,609	)(5)	—	—	—	167,966	(82,609)
Assets acquired in refinancing transactions	170,492	(7,296	)(6)	(3,561)	(27,217)	—	132,418	(7,296)
FP segment debt	(9,367,135)	850,793	(7)	—	773,499	—	(7,742,843)	825,296
Net FP segment derivatives(8)	591,325	(39,854	)(9)	—	—	(582,469)	(30,998)	(26,700)
Committed preferred trust put options	—	78,000	(5)	—	—	—	78,000	78,000
Net credit derivatives(8)	(537,321)	(369,141	)(10)	—	(73,004)	—	(979,466)	(377,384)

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

(4)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized gains (losses) from financial products segment if determined to be OTTI.

(5)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(6)
Reported in net unrealized gains (losses) on financial instruments at fair value.

(7)
Unrealized gains are reported in net unrealized gains (losses) on financial instruments at fair value and interest expense is recorded in net interest expense from financial products segment.

(8)
Represents net position of derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(9)
Reported in net interest income from financial products segment if designated in a qualifying fair-value hedging relationship, or net realized and unrealized gains (losses) on derivative instruments if not so designated.

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

        The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its International Financial Reporting Standards reporting to Dexia. The requirement, under SFAS 157, to incorporate a reporting entity's own credit risk in the valuation of liabilities which are carried at fair value, has created additional volatility in earnings as credit risk is not hedged. The following table provides detail regarding the Company's elections by consolidated balance sheet line as of January 1, 2008.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE OPTION (Continued)

Changes in Fair Value under the Fair Value Option Election

        The following table presents the pre-tax changes in fair value included in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2008, for items for which the SFAS 159 fair value election was made.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Assets acquired in refinancing transactions	$(4,090)	$(7,296)
FP segment debt	300,060	968,155

        Included in the amounts in the table above are gains of approximately $260.6 million and $1,023.4 million for the three and nine months ended September 30, 2008 that are attributable to widening in the Company's own credit spread.

Aggregate Fair Value and Aggregate Remaining Contractual Principal Balance Outstanding

        The following table reflects the aggregate fair value and the aggregate remaining contractual principal balance outstanding at September 30, 2008, for certain assets acquired in refinancing transactions and FP segment debt for which the SFAS 159 fair value option has been elected.

	At September 30, 2008
	Remaining Aggregate Contractual Principal Amount Outstanding		Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$137,825	(1)	$132,400
FP segment debt(2)	(8,442,509)		(7,742,843)

(1)
Includes $33.0 million of loans that are 90 days or more past due.

(2)
The fair-value adjustment for FP segment debt considers interest rate, foreign exchange rates and the Company's own credit risk. The Company economically hedges interest and foreign exchange rate risk through the use of derivatives. The fair-value adjustments on these derivatives are recorded in net unrealized gains (losses) on financial instruments at fair value in the consolidated statements of operations and comprehensive income. See Note 12.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    GENERAL INVESTMENT PORTFOLIO

        The credit quality of fixed-income securities in the General Investment Portfolio based on amortized cost was as follows:

General Investment Portfolio Fixed-Income Securities by Rating

At September 30, 2008 Percent of Bonds
Rating(1)
AAA(2)	49.3%
AA	36.7
A	13.5
BBB	0.3
Not Rated	0.2

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at September 30, 2008.

    (2)
    Includes U.S. Treasury obligations which comprised 1.4% of the portfolio as of September 30, 2008.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments"). Of the bonds included in the General Investment Portfolio at September 30, 2008, 6.7% were Triple-A by virtue of insurance provided by FSA, and 29.0% were insured by other monolines (see Note 17). 100% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Single-A range.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    GENERAL INVESTMENT PORTFOLIO (Continued)

        The amortized cost and fair value of the securities in the General Investment Portfolio were as follows:

General Investment Portfolio by Security Type

	At September 30, 2008
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,860	$1,098	$(723)	$86,235
Obligations of U.S. states and political subdivisions	4,386,720	52,170	(168,898)	4,269,992
Mortgage-backed securities	427,362	4,486	(5,634)	426,214
Corporate securities	184,388	1,525	(9,531)	176,382
Foreign securities(1)	267,157	56	(20,555)	246,658
Asset-backed securities	26,967	42	(120)	26,889

Total bonds	5,378,454	59,377	(205,461)	5,232,370
Short-term investments	609,763	13	(1,383)	608,393

Total fixed-income securities	5,988,217	59,390	(206,844)	5,840,763
Equity securities	1,364	—	(549)	815

Total General Investment Portfolio	$5,989,581	$59,390	$(207,393)	$5,841,578

	At December 31, 2007
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,335	$4,201	$(87)	$101,449
Obligations of U.S. states and political subdivisions	3,920,509	149,893	(5,837)	4,064,565
Mortgage-backed securities	404,334	5,161	(1,698)	407,797
Corporate securities	198,379	3,943	(1,133)	201,189
Foreign securities(1)	248,006	8,584	(285)	256,305
Asset-backed securities	23,077	286	(4)	23,359

Total bonds	4,891,640	172,068	(9,044)	5,054,664
Short-term investments	96,263	2,260	(1,157)	97,366

Total fixed-income securities	4,987,903	174,328	(10,201)	5,152,030
Equity securities	40,020	4	(155)	39,869

Total General Investment Portfolio	$5,027,923	$174,332	$(10,356)	$5,191,899

(1)
The majority of foreign securities are government issues and are denominated primarily in British pounds.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    GENERAL INVESTMENT PORTFOLIO (Continued)

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio

	At September 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$211	$(2)	$209	(0.9)%
Obligations of U.S. states and political subdivisions		1,965,526	(83,582)	1,881,944	(4.3)
Mortgage-backed securities		74,237	(1,719)	72,518	(2.3)
Corporate securities		92,900	(5,683)	87,217	(6.1)
Foreign securities		249,941	(18,841)	231,100	(7.5)
Asset-backed securities		2,762	(64)	2,698	(2.3)

Total	632	2,385,577	(109,891)	2,275,686	(4.6)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		60,912	(699)	60,213	(1.1)
Obligations of U.S. states and political subdivisions		458,769	(48,440)	410,329	(10.6)
Mortgage-backed securities		39,324	(2,867)	36,457	(7.3)
Corporate securities		18,417	(2,538)	15,879	(13.8)
Foreign securities		14,817	(1,714)	13,103	(11.6)
Asset-backed securities		—	—	—	—

Total	197	592,239	(56,258)	535,981	(9.5)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		358	(22)	336	(6.1)
Obligations of U.S. states and political subdivisions		297,924	(36,876)	261,048	(12.4)
Mortgage-backed securities		21,621	(1,048)	20,573	(4.8)
Corporate securities		8,879	(1,310)	7,569	(14.8)
Foreign securities		—	—	—	—
Asset-backed securities		984	(56)	928	(5.7)

Total	166	329,766	(39,312)	290,454	(11.9)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		61,481	(723)	60,758	(1.2)
Obligations of U.S. states and political subdivisions		2,722,219	(168,898)	2,553,321	(6.2)
Mortgage-backed securities		135,182	(5,634)	129,548	(4.2)
Corporate securities		120,196	(9,531)	110,665	(7.9)
Foreign securities		264,758	(20,555)	244,203	(7.8)
Asset-backed securities		3,746	(120)	3,626	(3.2)

Total	995	$3,307,582	$(205,461)	$3,102,121	(6.2)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $1.9 million, or 8.5% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.0 million, or 12.4% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $2.8 million, or 27.9% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    GENERAL INVESTMENT PORTFOLIO (Continued)

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17,043	$(17)	$17,026	(0.1)%
Obligations of U.S. states and political subdivisions		87,782	(1,247)	86,535	(1.4)
Mortgage-backed securities		220	(0)	220	(0.0)
Corporate securities		4,652	(23)	4,629	(0.5)
Foreign securities		37,836	(285)	37,551	(0.8)
Asset-backed securities		—	—	—	—

Total	53	147,533	(1,572)	145,961	(1.1)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		—	—	—	—
Obligations of U.S. states and political subdivisions		326,960	(4,132)	322,828	(1.3)
Mortgage-backed securities		158	(6)	152	(3.8)
Corporate securities		12,669	(442)	12,227	(3.5)
Foreign securities		—	—	—	—
Asset-backed securities		—	—	—	—

Total	121	339,787	(4,580)	335,207	(1.3)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		2,099	(70)	2,029	(3.3)
Obligations of U.S. states and political subdivisions		11,324	(458)	10,866	(4.0)
Mortgage-backed securities		110,896	(1,692)	109,204	(1.5)
Corporate securities		28,226	(668)	27,558	(2.4)
Foreign securities		—	—	—	—
Asset-backed securities		2,985	(4)	2,981	(0.1)

Total	180	155,530	(2,892)	152,638	(1.9)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		19,142	(87)	19,055	(0.5)
Obligations of U.S. states and political subdivisions		426,066	(5,837)	420,229	(1.4)
Mortgage-backed securities		111,274	(1,698)	109,576	(1.5)
Corporate securities		45,547	(1,133)	44,414	(2.5)
Foreign securities		37,836	(285)	37,551	(0.8)
Asset-backed securities		2,985	(4)	2,981	(0.1)

Total	354	$642,850	$(9,044)	$633,806	(1.4)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.2 million, or 7.7% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.5 million, or 6.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.3 million, or 4.5% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    GENERAL INVESTMENT PORTFOLIO (Continued)

        In the second quarter of 2008, the Company recorded $38.0 million in OTTI on its investment in Syncora Guarantee Re Ltd. ("SGR") preferred stock. In the third quarter of 2008, the Company sold this investment, recognizing a $1.9 million gain. The realized loss was $36.1 million for the nine months ended September 30, 2008. Management has determined that the unrealized loss on Lehman Brothers Holdings Inc. corporate bonds was OTTI at September 30, 2008 and as a result wrote the balance down to fair value of $0.5 million resulting in a charge of $5.9 million, which was recorded as a realized loss.

        Management has determined that the remaining unrealized losses in fixed-income securities at September 30, 2008 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities, (b) the creditworthiness of the issuers, and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of September 30, 2008 and December 31, 2007, 99.6% and 100%, respectively, of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income investments in the General Investment Portfolio as of September 30, 2008 and December 31, 2007, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$708,369	$708,822	$155,988	$158,007
Due after one year through five years	1,074,759	1,093,070	1,354,829	1,425,246
Due after five years through ten years	807,668	797,712	818,382	853,861
Due after ten years	2,943,092	2,788,056	2,231,293	2,283,760
Mortgage-backed securities(1)	427,362	426,214	404,334	407,797
Asset-backed securities(2)	26,967	26,889	23,077	23,359

Total fixed-income securities in General Investment Portfolio	$5,988,217	$5,840,763	$4,987,903	$5,152,030

(1)
Stated maturities for mortgage-backed securities of three to 30 years at September 30, 2008 and of four to 30 years at December 31, 2007.

(2)
Stated maturities for asset-backed securities of one to 15 years at September 30, 2008 and December 31, 2007.

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

Portfolio Credit Quality

        The following table sets forth the FP Investment Portfolio fixed income securities based on ratings:

FP Investment Portfolio Fixed Income Securities by Rating

At September 30, 2008 Percentage of FP Investment Portfolio
Rating(1)
AAA	54.3%
AA	18.7
A	9.1
BBB	8.0
Below investment grade	9.9

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at September 30, 2008. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and future adverse rating actions on these securities may occur.

        The FP Investment Portfolio includes FSA-insured investments. Of the bonds included in the FP Investment Portfolio at September 30, 2008, 4.4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 98.8% of the FSA-insured investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-insured investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 19.0% were insured by other monoline guarantors (see Note 17).

Trading Securities

        In the third quarter of 2008, the Company recorded unrealized gains of $2.8 million in income related to the assets in the trading portfolio, compared with $10.1 million in the third quarter of 2007. Comparable amounts for the first nine months of 2008 were unrealized losses of $91.5 million compared with unrealized gains of $16.4 million for the first nine months of 2007.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    FP INVESTMENT PORTFOLIO (Continued)

Available-for-sale Securities

        The following tables present the amortized cost and fair value of available-for-sale bonds and short-term investments held in the FP Investment Portfolio:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$574,511	$—	$(78,087)	$496,424
Mortgage-backed securities	11,993,931	16,097	(3,296,694)	8,713,334
Corporate securities	526,434	8,941	(92,912)	442,463
Other securities (primarily asset-backed)	1,963,926	11,034	(468,962)	1,505,998

Total available-for-sale bonds	15,058,802	36,072	(3,936,655)	11,158,219
Short-term investments	600,000	—	—	600,000

Total available-for-sale bonds and short-term investments	$15,658,802	$36,072	$(3,936,655)	$11,758,219

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$556,241	$5,608	$(6,367)	$555,482
Mortgage-backed securities	14,080,222	8,998	(1,316,493)	12,772,727
Corporate securities	521,727	15,569	(18,074)	519,222
Other securities (primarily asset-backed)	2,056,868	10,963	(118,772)	1,949,059

Total available-for-sale bonds	17,215,058	41,138	(1,459,706)	15,796,490
Short-term investments	1,918,729	—	—	1,918,729

Total available-for-sale bonds and short-term investments	$19,133,787	$41,138	$(1,459,706)	$17,715,219

        Of the securities whose fair value was recorded in accumulated comprehensive income as of September 30, 2008, 226 had been in a continuous unrealized loss position of 20% or more of amortized cost for six months or longer.

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

	At September 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$206,207	$(39,186)	$167,021	(19.0)%
Mortgage-backed securities		710,307	(35,238)	675,069	(5.0)
Corporate securities		270,000	(57,855)	212,145	(21.4)
Other securities (primarily asset-backed)		144,826	(30,426)	114,400	(21.0)

Total	43	1,331,340	(162,705)	1,168,635	(12.2)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		300,717	(31,536)	269,181	(10.5)
Mortgage-backed securities		1,213,717	(141,668)	1,072,049	(11.7)
Corporate securities		—	—	—	—
Other securities (primarily asset-backed)		622,283	(114,359)	507,924	(18.4)

Total	103	2,136,717	(287,563)	1,849,154	(13.5)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		67,587	(7,365)	60,222	(10.9)
Mortgage-backed securities		9,248,668	(3,119,788)	6,128,880	(33.7)
Corporate securities		147,155	(35,057)	112,098	(23.8)
Other securities (primarily asset-backed)		904,235	(324,177)	580,058	(35.9)

Total	597	10,367,645	(3,486,387)	6,881,258	(33.6)
Total
Obligations of U.S. states and political subdivisions		574,511	(78,087)	496,424	(13.6)
Mortgage-backed securities		11,172,692	(3,296,694)	7,875,998	(29.5)
Corporate securities		417,155	(92,912)	324,243	(22.3)
Other securities (primarily asset-backed)		1,671,344	(468,962)	1,202,382	(28.1)

Total	743	$13,835,702	$(3,936,655)	$9,899,047	(28.5)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $57.9 million, or 21.4% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $35.2 million, or 22.7% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $53.2 million, or 64.7% of its amortized cost.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    FP INVESTMENT PORTFOLIO (Continued)

        Through September 30, 2008, management has recorded OTTI on a total of 120 securities, 86 of which were either initially impaired or further impaired in the third quarter. The OTTI charge in the third quarter in the FP Investment Portfolio was $417.5 million and was recorded in net realized gains (losses) from financial products segment. For the nine months ended September 30, 2008, the OTTI charge was $1,459.9 million. The amount of the OTTI charge recorded in the statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. The amount of OTTI and the estimate of economic loss are based on the Company's ability and intent to hold these assets to maturity. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities. Management has determined that the unrealized losses in the remainder of the available-for-sale portfolio are attributable primarily to the current market environment for mortgage-backed securities, and has concluded that these unrealized losses are temporary in nature on the basis of (a) the absence of principal or interest payment defaults on these securities; (b) its analysis of the creditworthiness of the issuers and guarantors, if applicable; (c) its expectation that all payments of principal and interest will be made as contractually required, based on the market-based assumptions previously described; and (d) the Company's ability and intent to hold these securities until a recovery in their fair value or maturity.

        The table below provides the composition of the OTTI charge by asset class.

Other-Than-Temporary Impairment Charge

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	At September 30, 2008 Number of Securities
	(dollars in thousands)
Non-agency U.S. RMBS:
Subprime	$81,760	$364,243	31
Alt-A first-lien	178,368	768,592	55
Option ARM	141,037	184,677	19
Alt-A CES	5,154	59,429	4
HELOCs	10,143	55,169	6
NIMs	765	765	3
Collateral bond obligations, CDO, CLO:
CDOs of ABS	230	27,001	2

Total	$417,457	$1,459,876	120

Review of FP Investment Portfolio for Other-than-temporary Impairment

        In its evaluation of securities in the FP Investment Portfolio for OTTI, management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, liquidation rates, loss severity rates and prepayment speeds to determine declines in fair value that are other-than-temporary. The Company uses both proprietary and third-party cash flow models to analyze the underlying collateral of ABS and the cash flows generated

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    FP INVESTMENT PORTFOLIO (Continued)

by the collateral to determine whether a security's performance is consistent with the expectation that all payments of principal and interest will be made as contractually required. The Company evaluates each security in the FP Investment Portfolio for OTTI on a quarterly basis.

        For securities for which the cash flow model projected a shortfall in contractual payments of the security, the Company recorded an OTTI charge. The following assumptions are used in the Company's cash flow models.

First-lien subprime, Alt-A and Option ARM

        For first-lien subprime, Alt-A and option adjustable rate mortgage loan ("Option ARM") securities, the Company applied liquidation rates to each of the delinquency categories over an 18 month liquidation horizon starting at 50% for delinquencies between 30 and 59 days overdue and increasing to 100% for collateral repossessed. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. Upon liquidation, loss severity rates were assumed to be 40% initially for Alt-A and Option ARM securities, increasing linearly over 18 months, beginning June 30, 2008, to 50%, where they were assumed to remain constant for the remaining life. For first-lien subprime securities, the loss severity rate was assumed to start at 50% and increase linearly to 60% over the same 18 month period, where it was assumed to remain constant for the remaining life.

HELOC and CES

        All of the home equity line of credit ("HELOC") securities and all but three of the closed-end second-lien mortgage ("CES") securities in the FP Investment Portfolio are insured by other monolines. The HELOC and CES securities that are insured by below investment grade financial guarantors were modeled giving 50% benefit to the insurance policy. The Company used assumptions (liquidation rates, expected default rates, prepayment rates and loss severity rates) consistent with those used in the loss reserving process for the Company's insured portfolio of HELOC and CES securities.

CDOs of ABS

        The sole CDO of ABS in the FP Investment Portfolio is wrapped by a below investment grade financial guarantor. The concentrations of lower-quality RMBS collateral of this security and the assumption that only 50% benefit was given to the below investment grade financial guarantor insurance led the Company to assume that not all contractual payments due under the investment will be made. As a result the Company recorded an OTTI charge.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    FP INVESTMENT PORTFOLIO (Continued)

Distribution of Available-for-Sale Securities
in the FP Investment Portfolio by Contractual Maturity

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$600,000	$600,000	$1,918,729	$1,918,729
Due after ten years	1,359,206	1,150,758	1,317,809	1,316,947
Mortgage-backed securities(1)	11,993,931	8,713,334	14,080,222	12,772,727
Asset-backed and other securities(2)	1,705,665	1,294,127	1,817,027	1,706,816

Total available-for-sale bonds and short-term investments	$15,658,802	$11,758,219	$19,133,787	$17,715,219

(1)
Stated maturities for mortgage-backed securities of one to 39 years at September 30, 2008 and of two to 39 years at December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at September 30, 2008 and December 31, 2007.

Securities Pledged to Note Holders

        In the normal course of business, the Company may hold securities purchased under agreements to resell. A portion of these securities may be pledged to the Company's investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). However, such securities generally may not be rehypothecated by the investment agreement counterparty. The Company also pledges investments held in the FP Investment Portfolio to investment agreement counterparties. At September 30, 2008, $7,049.7 million of the assets held in the FP Investment Portfolio, together with related accrued interest, were pledged as collateral to investment agreement counterparties.

7.    LOSSES AND LOSS ADJUSTMENT EXPENSES

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

        The following table presents the activity in non-specific and case reserves for the nine months ended September 30, 2008. Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims, based on statistical provisions for new originations. In order to determine the reasonableness of the non-specific reserve, management uses a methodology that references a calculation of expected loss for risks that are below-investment-grade

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

according to the Company's ratings. In the third quarter of 2008, this reasonableness test required a higher non-specific reserve than the statistical calculation in order to account for the significant deterioration in internal credit ratings for certain first-lien RMBS risks that did not require case basis reserves but which resulted in a need for an increased non-specific reserve.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
	(in thousands)
December 31, 2007 balance	$99,999	$98,079	$198,078
Incurred	300,429	—	300,429
Transfers	(354,137)	354,137	—
Payments and other decreases	—	(97,384)	(97,384)

March 31, 2008 balance	46,291	354,832	401,123
Incurred	602,842	—	602,842
Transfers	(615,438)	615,438	—
Payments and other decreases	—	(149,991)	(149,991)

June 30, 2008 balance	33,695	820,279	853,974
Incurred	327,633	—	327,633
Transfers	(252,581)	252,581	—
Payments and other decreases	—	(161,664)	(161,664)

September 30, 2008 balance	$108,747	$911,196	$1,019,943

Case Reserve Summary

	September 30, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$5,210,736	$4,157,011	$486,641	$389,696	10
Asset-backed—Alt-A CES	1,006,954	961,506	195,015	185,871	5
Asset-backed—Option ARM	630,982	574,792	166,134	153,058	6
Asset-backed—Alt-A first-lien	1,081,662	983,857	64,216	55,983	8
Asset-backed—NIMs	103,981	98,975	19,865	19,623	4
Asset-backed—Subprime	321,589	292,172	26,205	12,419	7
Asset-backed—other	50,823	47,979	6,121	5,830	3
Public finance	1,407,993	805,942	176,584	88,716	5

Total	$9,814,720	$7,922,234	$1,140,781	$911,196	48

(1)
The amount of the discount at September 30, 2008 for the gross and net case reserves was $424.3 million and $393.1 million, respectively.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

	December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$1,803,340	$1,442,657	$69,633	$56,913	5
Asset-backed—Subprime	22,280	18,335	3,399	1,583	2
Asset-backed—other	24,905	22,219	4,890	4,684	2
Public finance	1,164,248	560,610	96,635	34,899	4

Total	$3,014,773	$2,043,821	$174,557	$98,079	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Assumptions for Case and Non-Specific Reserves

	September 30, 2008	December 31, 2007
Case reserve discount rate	1.93%–5.90%	3.13%–5.90%
Non-specific reserve discount rate	1.20%–7.95%	1.20%–7.95%
Current experience factor	13.1	2.0

        In the three and nine months ended September 30, 2008, loss and loss adjustment expenses were $327.6 million and $1,230.9 million, respectively. The increase for the nine months was driven primarily by deteriorating credit performance in HELOCs, Alt-A CES, Option ARMs, Alt-A first lien and public finance transactions. In addition, the non-specific reserves increased by $75.0 million and $8.7 million for the three and nine month periods, respectively. Management's current reserve estimates assume loss levels for transactions backed by second-lien mortgage products will remain at their peaks until mid-2009 and slowly recover to more normal rates by mid-2010. For first-lien mortgage transactions, where losses take longer to develop than in second-lien mortgage transactions, peak conditional default rates are assumed to continue until mid-2010 and then decline linearly over 12 months to 25% of the peak, remain there for three years and then taper down to 5% of peak rates over several years.

        The increase in losses paid is driven by payments on HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period, and to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. In the third quarter of 2008, the Company paid net claims of $184.9 million on HELOC transactions. This brought the inception to date net claim payments on HELOC transactions to $439.6 million. There were no claims paid on most other classes of insured transactions through September 30, 2008. Most Alt-A CES claims will not be due until 2037. Option ARM claim payments are expected to occur beginning in 2010.

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

7.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

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

        The table below presents the gross and net par and interest outstanding and deferred premium revenue in the insured portfolio for risks classified as described above:

Par and Interest Outstanding

	September 30, 2008
	Gross Par(1)	Gross Interest(1)	Net Par(1)	Net Interest(1)	No. of risks	Weighted Avg Life	Gross Deferred Premium Revenue(2)	Net Deferred Premium Revenue(2)
	(dollars in millions)
Categories I and II	$525,359	$291,821	$405,748	$208,057	11,558	12.3	$3,002	$2,035
Category III	9,958	4,994	6,767	2,580	93	9.3	102	47
Category IV	2,296	582	2,209	559	10	4.7	0	0
Category V no claim payments	5,663	2,167	4,749	1,712	37	8.0	42	25
Category V with claim payments	5,225	897	4,085	661	18	3.8	4	2

Total	$548,501	$300,461	$423,558	$213,569	11,716	12.0	$3,150	$2,109

(1)
Includes credit derivatives.

(2)
Excludes credit derivatives.

Case Reserves

	September 30, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)
Category V no claim payments	$539,749	$473,915	$112,629	$64,430
Category V with claim payments	601,032	437,281	61,928	33,649

Total	$1,140,781	$911,196	$174,557	$98,079

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

At September 30, 2008
Category V
(in thousands)
Gross undiscounted cash outflows expected in future	$2,613,764
Less: Gross estimated recoveries (S&S) in future	1,048,996

Subtotal	1,564,768
Less: Discount taken on subtotal	423,987

Gross case reserve	1,140,781
Less: Reinsurance recoverable on unpaid losses	229,585

Net case reserve	$911,196

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

8.    FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. At September 30, 2008, interest rates were between 1.19% and 8.71% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include accretion of $930.2 million. VIE debt includes $989.0 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under GIC and VIE debt for the remainder of 2008, each of the next four calendar years ending December 31, and thereafter:

Principal Amount
(in thousands)
2008	$2,810,431
2009	4,152,805
2010	2,132,126
2011	786,604
2012	1,285,005
Thereafter	10,159,990

Total	$21,326,961

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9.    OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and asset-backed (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $849.0 billion at September 30, 2008 and $833.2 billion at December 31, 2007. The net amount of financial guaranties in force was $637.1 billion at September 30, 2008 and $598.3 billion at December 31, 2007.

        The Company seeks to limit its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on asset-backed obligations, as well as through reinsurance.

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(in millions)
Domestic obligations
General obligation	$156,372	$146,883	$29,961	$32,427	$126,411	$114,456
Tax-supported	74,649	69,409	18,438	19,453	56,211	49,956
Municipal utility revenue	64,483	57,913	13,470	13,610	51,013	44,303
Health care revenue	23,900	25,843	10,483	11,796	13,417	14,047
Housing revenue	9,614	9,898	1,927	2,187	7,687	7,711
Transportation revenue	33,019	29,189	11,394	11,782	21,625	17,407
Education/University	9,607	7,178	1,668	1,710	7,939	5,468
Other domestic public finance	2,879	2,773	685	900	2,194	1,873

Subtotal	374,523	349,086	88,026	93,865	286,497	255,221
International obligations	45,767	49,224	18,026	21,925	27,741	27,299

Total public finance obligations	$420,290	$398,310	$106,052	$115,790	$314,238	$282,520

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9.    OUTSTANDING EXPOSURE (Continued)

        The par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(in millions)
Domestic obligations
Residential mortgages	$20,183	$22,882	$2,511	$3,108	$17,672	$19,774
Consumer receivables	10,552	12,401	1,004	1,060	9,548	11,341
Pooled corporate	64,968	69,317	8,959	10,110	56,009	59,207
Other domestic asset-backed	3,710	4,000	1,768	2,024	1,942	1,976

Subtotal	99,413	108,600	14,242	16,302	85,171	92,298
International obligations	28,798	37,281	4,649	5,642	24,149	31,639

Total asset-backed obligations	$128,211	$145,881	$18,891	$21,944	$109,320	$123,937

10.    FEDERAL INCOME TAXES

        The total amount of unrecognized tax benefits at September 30, 2008 and December 31, 2007 was $15.1 million and $19.2 million, respectively. If recognized, the entire amount would favorably affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. For the three months ended September 30, 2008 and 2007, the Company accrued $1.2 million and $0.4 million, respectively, of benefits related to interest and penalties. For the nine months ended September 2008, the Company recognized $0.7 million of benefit related to interest and penalties. For the nine months ended September 2007, the Company accrued $0.3 million of expenses related to interest and penalties. Cumulative interest and penalties of $1.5 million and $2.3 million have been accrued on the Company's balance sheet at September 30, 2008 and December 31, 2007, respectively.

        The Company files consolidated income tax returns in the United States as well as separate tax returns for certain of its subsidiaries in various state, local and foreign jurisdictions, including the United Kingdom, Japan and Australia. With limited exceptions, the Company is no longer subject to income tax examinations for its 2004 and prior tax years for U.S. federal, state, local, or non-U.S. jurisdictions.

        Within the next 12 months, it is reasonably possible that unrecognized tax benefits for tax positions taken on previously filed tax returns will become recognized as a result of the expiration of the statute of limitations for the 2005 tax year, which, absent any extension, will close in September 2009.

        In the third quarter of 2008, the Company recognized a tax benefit of $5.6 million, which includes the benefit of $1.4 million of interest from the expiration of the statute of limitations for the 2004 tax year.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    FEDERAL INCOME TAXES (Continued)

        The 2008 and 2007 effective tax rates differ from the statutory rate of 35% as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Tax provision (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Tax-exempt investments	(3.4)	(6.4)	(2.7)	(181.4)
Fair-value adjustment for committed preferred trust put options	(1.7)	—	(1.7)	—
State income taxes	0.2	0.4	0.2	11.1
Tax contingencies	(1.2)	(2.2)	(0.3)	(18.0)
Valuation allowance	16.4	—	4.4	—
Other	0.7	0.9	0.3	4.1

Total tax provision (benefit)	(24.0)%	(42.3)%	(34.8)%	(219.2)%

        For the first nine months of 2008 and 2007, the Company's effective tax rate benefit was 34.8% and 219.2%, respectively. The 2008 effective tax rate reflects a lower than expected benefit of 35% due to the establishment of valuation allowance of $72.8 million, offset by benefits from tax-exempt interest income and the tax-exempt fair value adjustments related to the Company's committed preferred securities. The 2007 rate differs from the statutory rate of 35% due primarily to tax-exempt interest. The 2007 rate reflects an unusually high benefit due to the disproportionately low amount of pre-tax income to tax-exempt interest. The additional losses from the insured RMBS-related transactions led to a distorted budgeted effective tax rate. The Company, therefore, believes it is unable to make a reliable estimate using the effective rate method and has used the actual tax calculated for the period ended September 30, 2008.

Tax Provision (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Current tax provision (benefit)	$(16,296)	$16,534	$(171,581)	$63,902
Deferred tax provision (benefit)	(87,954)	(105,787)	(407,839)	(112,101)

Total tax provision (benefit)	$(104,250)	$(89,253)	$(579,420)	$(48,199)

        The Company established a valuation allowance of $72.8 million in the third quarter of 2008. This amount is the tax benefit from the estimated additional economic OTTI of $207.8 million incurred on the FP Investment Portfolio during the third quarter. Since OTTI losses are expected to be capital in nature, the Company would need sufficient future capital gains to offset these losses in order to realize the tax benefit. The Company has already anticipated approximately $103.0 million of future capital gains in offsetting the second quarter OTTI incurred on the FP Investment Portfolio. Management believes it is more likely than not that anticipating additional future capital gains would be imprudent and therefore established a valuation allowance of $72.8 million in the period ending September 30, 2008.

        Management believes that it is more likely than not that all of the benefit of the deferred tax assets will be realized, except for the $72.8 million valuation allowance, based on the following factors: (1) the Company has the ability and intent to hold the assets in its FP Investment Portfolio to maturity, (2) the Company has approximately $3.3 billion in the future earnings streams from its in force business and (3) the Company has historically never allowed net operating losses, tax credits or other tax benefits to expire unutilized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO

        Management views credit derivatives contracts as part of its financial guarantee business, under which the Company intends to hold its written and purchased positions for the entire term of the related contracts. The Company's credit derivative portfolio is comprised of (a) CDS contracts that are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133 and (b) financial guarantees of other derivative contracts that are required to be marked to market, primarily insured interest rate swaps entered into in connection with the issuance of certain public finance obligations and insured NIM securitizations issued in connection with certain RMBS financings.

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. The tables below illustrate the current required presentation with prior-period balances reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "Net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes primarily premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this line item would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

        The components of net change in fair value of credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$29,925	$27,000	$98,764	$72,400
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	47,106	(49,108)	19,079	(65,348)
High yield	(70,463)	(31,476)	(133,858)	(66,860)

Total pooled corporate CDS	(23,357)	(80,584)	(114,779)	(132,208)
Funded CLOs and CDOs	(204,000)	(191,062)	(263,915)	(196,092)
Other structured obligations	34,212	(19,469)	(71,589)	(19,910)

Total CDS	(193,145)	(291,115)	(450,283)	(348,210)
IR swaps and FG contracts with embedded derivatives	(1,051)	(2,603)	(17,622)	(4,301)

Subtotal	(194,196)	(293,718)	(467,905)	(352,511)

Net change in fair value of credit derivatives	$(164,271)	$(266,718)	$(369,141)	$(280,111)

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

Unrealized Gains (Losses) of Credit Derivative Portfolio(1)

	At September 30, 2008	At December 31, 2007
	(in thousands)
Pooled corporate CDS:
Investment grade	$(71,414)	$(116,482)
High yield(2)	(266,116)	(151,228)

Total pooled corporate CDS	(337,530)	(267,710)
Funded CLOs and CDOs	(519,146)	(269,204)
Other structured obligations(2)	(99,098)	(34,883)

Total CDS	(955,774)	(571,797)
IR swaps and FG contracts with embedded derivatives(2)	(23,692)	(6,485)

Total credit derivatives	$(979,466)	$(578,282)

    (1)
    Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

    (2)
    Two insured CDS and three NIM securitizations had credit impairment totaling $115.5 million in 2008.

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

        The negative fair-value adjustments for the three and nine months ended September 30, 2008 were a result of continued widening of credit spreads in the insured CDS portfolio, offset in part by the positive income effects of the Company's own credit spread widening. Despite the structural protections associated with CDS contracts written by FSA, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and CLOs, as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

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

        CDS contracts in the asset-backed portfolio represent 67.7% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio. Net par outstanding in the table below is also included in the tables in Note 9.

Selected Information for CDS Portfolio

	At September 30, 2008
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	99%	1%		—%	—%	—%	$17,826	4.3
High yield	86	9		—	—	5	15,188	2.7
Funded CDOs and CLOs	28	65	(4)	6	1	—	32,517	2.8
Other structured obligations(5)	52	17	(4)	12	17	2	8,517	2.9

Total	60	33		4	2	1	$74,048	3.1

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

(5)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $398.0 million and $223.9 million at September 30, 2008 and December 31, 2007, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-A or higher.

12.    FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS

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

Hedging Ineffectiveness

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Ineffective portion of fair-value hedges(1)	$(1,506)	$(742)	$(272)	$4,353

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

13.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST

        The detailed balances that comprise other assets and other liabilities and minority interest at September 30, 2008 and December 31, 2007 are as follows:

Other Assets

	At September 30, 2008	At December 31, 2007
	(in thousands)
Other assets:
FP segment derivatives at fair value	$834,929	$837,676
Credit derivatives at fair value	211,943	124,282
VIE other invested assets	25,069	24,091
Securities purchased under agreements to resell	—	152,875
DCP and SERP at fair value	112,114	142,642
Tax and loss bonds	155,352	153,844
Accrued interest in FP segment investment portfolio	33,260	52,776
Accrued interest income on general investment portfolio	69,912	63,546
Salvage and subrogation recoverable	7,600	39,669
Committed preferred trust put options at fair value	78,000	—
Federal income tax receivable	178,596	—
Other assets	252,881	123,055

Total other assets	$1,959,656	$1,714,456

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.    OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST (Continued)

Other Liabilities and Minority Interest

	At September 30, 2008	At December 31, 2007
	(in thousands)
Other liabilities and minority interest:
FP segment derivatives at fair value	$136,806	$99,457
Credit derivatives at fair value	1,191,409	702,564
DCP and SERP payable	112,114	142,653
Accrued interest on FP segment debt	160,707	186,854
Equity participation plan	—	112,151
Payable for securities purchased	32,160	—
Other liabilities and minority interest	205,291	234,576

Total other liabilities and minority interest	$1,838,487	$1,478,255

14.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance, which it has historically provided for both public finance and asset-backed obligations. The FP segment includes the GIC operations of the Company, which issues GICs to municipalities and other market participants, and the VIEs' operations. See Note 1 for description of business. The following tables summarize the financial information by segment on a pre-tax basis, as of and for the three and nine months ended September 30, 2008 and 2007.

Financial Information Summary by Segment

	Three Months Ended September 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$50,966	$76,097	$—	$127,063
Intersegment	(1,137)	4,608	(3,471)	—
Expenses:
External	(393,879)	(170,915)	—	(564,794)
Intersegment	(2,779)	(692)	3,471	—

Income (loss) before income taxes	(346,829)	(90,902)	—	(437,731)
GAAP income to operating earnings adjustments	110,863	(102,396)	—	8,467

Pre-tax segment operating earnings (losses)	$(235,966)	$(193,298)	$—	$(429,264)

Segment assets	$9,165,101	$16,084,056	$(200,476)	$25,048,681

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

14.    SEGMENT REPORTING (Continued)

	Three Months Ended September 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$(122,972)	$253,929	$—	$130,957
Intersegment	766	3,718	(4,484)	—
Expenses:
External	(62,195)	(279,824)	—	(342,019)
Intersegment	(3,718)	(766)	4,484	—

Income (loss) before income taxes	(188,119)	(22,943)	—	(211,062)
GAAP income to operating earnings adjustments	290,333	41,112	—	331,445

Pre-tax segment operating earnings (losses)	$102,214	$18,169	$—	$120,383

Segment assets	$7,356,402	$20,653,532	$(247,586)	$27,762,348

	Nine Months Ended September 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$196,751	$120,737	$—	$317,488
Intersegment	(411)	11,994	(11,583)	—
Expenses:
External	(1,366,511)	(615,954)	—	(1,982,465)
Intersegment	(9,391)	(2,192)	11,583	—

Income (loss) before income taxes	(1,179,562)	(485,415)	—	(1,664,977)
GAAP income to operating earnings adjustments	258,524	11,521	—	270,045

Pre-tax segment operating earnings (losses)	$(921,038)	$(473,894)	$—	$(1,394,932)

	Nine Months Ended September 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$170,976	$805,099	$—	$976,075
Intersegment	2,512	12,019	(14,531)	—
Expenses:
External	(185,662)	(812,398)	—	(998,060)
Intersegment	(12,019)	(2,512)	14,531	—

Income (loss) before income taxes	(24,193)	2,208	—	(21,985)
GAAP income to operating earnings adjustments	356,358	51,048	—	407,406

Pre-tax segment operating earnings (losses)	$332,165	$53,256	$—	$385,421

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

14.    SEGMENT REPORTING (Continued)

Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)

	Three Months Ended September 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$(235,966)	$(193,298)	$—	$(429,264)
Operating earnings to GAAP income adjustments	(110,863)	102,396	—	(8,467)
Tax (provision) benefit				104,250

Net income (loss)				$(333,481)

	Three Months Ended September 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$102,214	$18,169	$—	$120,383
Operating earnings to GAAP income adjustments	(290,333)	(41,112)	—	(331,445)
Tax (provision) benefit				89,253

Net income (loss)				$(121,809)

	Nine Months Ended September 30, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$(921,038)	$(473,894)	$—	$(1,394,932)
Operating earnings to GAAP income adjustments	(258,524)	(11,521)	—	(270,045)
Tax (provision) benefit				579,420

Net income (loss)				$(1,085,557)

	Nine Months Ended September 30, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pretax operating earnings (losses)	$332,165	$53,256	$—	$385,421
Operating earnings to GAAP income adjustments	(356,358)	(51,048)	—	(407,406)
Tax (provision) benefit				48,199

Net income (loss)				$26,214

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

14.    SEGMENT REPORTING (Continued)

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

15.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 2008, the FASB issued Final FASB Staff Position ("FSP") FAS No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 amend the disclosure requirements of SFAS 133 to require the seller of credit derivatives, including hybrid financial instruments with embedded credit derivatives, to disclose additional information regarding, among other things, the nature of the credit derivative, information regarding the facts and circumstances that may require performance or payment under the credit derivative, and the nature of any recourse provisions the seller can use for recovery of payments made under the credit derivative. FSP 133-1 and FIN 45-4 also amend the disclosure requirements in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to require additional disclosure about the payment/performance risk of a guarantee. The Company will adopt FSP 133 and FIN 45-4 for its financial statements prepared as of December 31, 2008. As FSP 133 and FIN 45-4 only requires additional disclosure concerning credit derivatives and guarantees, the adoption of FSP 133 and FIN 45-4 will not affect the Company's consolidated financial position and result of operations or cash flows.

        In May 2008 the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). This statement addresses accounting standards applicable to existing and future financial guaranty insurance and reinsurance contracts issued by insurance companies under GAAP, including accounting for claims liability measurement and recognition and premium recognition and related disclosures. SFAS 163 requires the Company to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected net cash flows. The premium earnings methodology under SFAS 163 will be based on a constant rate methodology. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivatives within the scope of SFAS 133. SFAS 163 also requires the Company to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guaranty contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements related to claim liabilities which are effective for financial statements prepared as of September 30, 2008. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing the impact of SFAS 163 on the Company's consolidated financial position and results of operations.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

15.    RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

16.    COMMITMENTS AND CONTINGENCIES

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

        On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the SEC's investigation concerning the bidding of municipal GICs. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder and Section 17(a) of the Securities Act of 1933, as amended.

        As previously disclosed, between March and July 2008 seven putative class action lawsuits were filed in federal court alleging antitrust violations in the municipal derivatives industry; an eighth was filed later in July, 2008. Five of these cases name both the Company and FSA:

  (a)
  Hinds County, Mississippi v. Wachovia Bank, N.A.    (filed on or about March 13, 2008 in the U.S. District Court for the Southern District of New York ("S.D.N.Y."), Case No. 1:08-cv-2516);

  (b)
  Fairfax County, Virginia v. Wachovia Bank, N.A.    (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, Case No. 1:08-cv-432; transferred to the S.D.N.Y. as Case No. 1:08-cv-5492);

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

  (c)
  Central Bucks School District, Pennsylvania v. Wachovia Bank N.A.    (filed on or about June 4, 2008 in the U.S. District Court for the District of Columbia, Case No. 1:08-cv-956, transferred to the S.D.N.Y. as Case No. 1:08-cv-6342);

  (d)
  Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A.    (filed on or about July 3, 2008 in the S.D.N.Y., Case No. 1:08-cv-6142); and

  (e)
  Washington County, Tennessee v. Wachovia Bank N.A.    (filed on or about July 14, 2008 in the S.D.N.Y., Case No. 1:08-cv-6304).

        Three of the cases name the Company only: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California ("N.D. Cal."), Case No. 3:08-cv-2116, transferred to the S.D.N.Y. as Case No. 1:08-cv-6340); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008 in the N.D. Cal., Case No. 3:08-cv-3278, transferred to the S.D.N.Y. as Case No. 1:08-cv-7034); and (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008 in the U.S. District Court for the Eastern District of California, Case No. 1.08-cv-1045, transferred to the S.D.N.Y. as Case No. 1:08-cv-7355).

        These cases have been coordinated and consolidated for pretrial proceedings in the S.D.N.Y. as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950"). Interim lead counsel for the MDL 1950 plaintiffs filed a Consolidated Class Action Complaint ("Consolidated Complaint") in August 2008 alleging violations of the federal antitrust laws. Defendants filed motions to dismiss the Consolidated Complaint. Plaintiffs Oakland, Alameda, and Fresno also allege violations under California law, and the MDL 1950 court has determined that it will handle federal claims alleged in the Consolidated Complaint before addressing state claims. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A.    (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574);

  (b)
  City of Stockton v. Bank of America, N.A.    (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060);

  (c)
  County of San Diego v. Bank of America, N.A.    (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283);

  (d)
  County of San Mateo v. Bank of America, N.A.    (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No.CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751); and

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

  (e)
  County of Contra Costa v. Bank of America, N.A.    (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733 , removed to N.D. Cal. as Case No. 4:08-cv-4752).

        These five cases have been removed to federal court, and plaintiffs have filed motions to remand all five actions to the state courts in which the cases were filed. The first hearing on a motion to remand has occurred, but the court has not yet issued a ruling. Defendants have noticed each of the removed cases as a tag-along action to MDL 1950, and the parties have completed briefing plaintiffs' opposition to the Judicial Panel on Multidistrict Litigation's ("JPML") conditional transfer of the Los Angeles and Stockton actions to MDL 1950 in the S.D.N.Y. These conditional transfer motions and plaintiffs' oppositions to them are scheduled to be addressed at a JPML hearing session in November. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in two civil actions brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: (i) Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action; and State of Alabama, ex. rel. Fowler, et al vs. Blount, Parrish & Roton, et al (filed on or about August 28, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-002780.00. The actions were brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, as well as, in the Fowler action, Citizens for Sewer Accountability, Inc., a not for profit corporation. The first action alleges conspiracy and fraud, and the second alleges corruption and bribery, both in connection with the issuance of the County's debt. The complaints in these lawsuits seek unspecified monetary damages, interest, attorneys' fees and other costs, as well as, in the Fowler matter, a revocation of FSA's charter. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company has also received various regulatory inquiries and requests for information. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General related to antitrust concerns associated with the municipal rating scales employed by Moody's and a proposal by Moody's to assign corporate equivalent ratings to municipal obligations.

17.    EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

17.    EXPOSURE TO MONOLINES (Continued)

Summary of Exposure to Monolines

	At September 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Par Outstanding(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(in millions)		(in thousands)
Assured Guaranty Re Ltd	$997	$33,713	$84,233	$194,080
Radian Asset Assurance Inc.	97	25,187	1,941	257,616
RAM Reinsurance Co. Ltd.	—	12,159	—	—
Syncora Guarantee Inc.	1,444	4,797	33,713	365,010
CIFG Assurance North America Inc.	199	1,977	25,882	100,607
Ambac Assurance Corporation	5,055	1,218	621,579	905,291
ACA Financial Guaranty Corporation	20	949	—	—
Financial Guaranty Insurance Company	5,513	282	385,993	394,278
MBIA Insurance Corporation	4,198	—	582,704	824,442

Total	$17,523	$80,282	$1,736,045	$3,041,324

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

17.    EXPOSURE TO MONOLINES (Continued)

Exposures to Monolines
and Ratings of Underlying Risks

	At September 30, 2008
	Insured Portfolios(1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)		(dollars in thousands)
Assured Guaranty Re Ltd.
Exposure(4)	$997	$33,713	$84,233	$194,080
Triple-A	—%	6%	2%	—%
Double-A	10	40	—	22
Single-A	27	36	81	71
Triple-B	22	16	17	—
Below Investment Grade	41	2	—	7
Radian Asset Assurance Inc.
Exposure(4)	$97	$25,187	$1,941	$257,616
Triple-A	4%	8%	—%	—%
Double-A	—	42	100	—
Single-A	14	39	—	—
Triple-B	57	10	—	—
Below Investment Grade	25	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$12,159	$—	$—
Triple-A	—%	14%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	11	—	—
Below Investment Grade	—	2	—	—
Syncora Guarantee Inc.
Exposure(4)	$1,444	$4,797	$33,713	$365,010
Triple-A	29%	—%	—%	2%
Double-A	—	12	17	—
Single-A	24	37	80	13
Triple-B	24	51	—	71
Below Investment Grade	23	—	—	14
Not Rated	—	—	3	—
CIFG Assurance North America Inc.
Exposure(4)	$199	$1,977	$25,882	$100,607
Triple-A	—%	2%	—%	—%
Double-A	2	27	—	26
Single-A	9	36	100	30
Triple-B	89	31	—	—
Below Investment Grade	—	4	—	44

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

17.    EXPOSURE TO MONOLINES (Continued)

Exposures to Monolines
and Ratings of Underlying Risks (Continued)

	At September 30, 2008
	Insured Portfolios(1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)		(dollars in thousands)
Ambac Assurance Corporation
Exposure(4)	$5,055	$1,218	$621,579	$905,291
Triple-A	6%	—%	—%	16%
Double-A	41	8	41	6
Single-A	33	37	54	32
Triple-B	13	55	4	38
Below Investment Grade	7	—	1	8
ACA Financial Guaranty Corporation
Exposure(4)	$20	$949	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	65	73	—	—
Single-A	—	26	—	—
Triple-B	10	1	—	—
Below Investment Grade	25	—	—	—
Financial Guaranty Insurance Company
Exposure(4)	$5,513	$282	$385,993	$394,278
Triple-A	—%	—%	—%	—%
Double-A	32	—	32	2
Single-A	57	100	65	38
Triple-B	9	—	3	45
Below Investment Grade	2	—	—	15
MBIA Insurance Corporation
Exposure(4)	$4,198	$—	$582,704	$824,442
Triple-A	—%	—%	—%	—%
Double-A	53	—	45	27
Single-A	13	—	48	20
Triple-B	34	—	5	39
Below Investment Grade	—	—	2	14

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's

(4)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

17.    EXPOSURE TO MONOLINES (Continued)

        In July 2008, FSA agreed to re-assume all reinsurance ceded to SGR, which consisted of $8.4 billion in outstanding par, in exchange for the June 30, 2008 statutory-basis ceded unearned premium, net of its applicable ceding commission, any case basis reserves established at that date and a $35.0 million commutation premium. FSA agreed to cede a portion of this business, approximately $6.4 billion of outstanding par with no outstanding case basis reserves, to Syncora Guarantee Inc. ("SGI"), an affiliate of SGR, as of the re-assumption date. Ceded net unearned premiums and future ceded case reserves are secured by collateral then held in a trust. Since SGI was an affiliate of SGR, FSA did not consider the portion of the business bought back from SGR and subsequently ceded to SGI as commuted and as a result did not record any commutation gain on that portion of the business. FSA recorded a commutation gain of $10.0 million on the business it retained, which was recorded in other income in the statement of operations and comprehensive income. In the third quarter 2008, $14.3 million of earned premium related to this commutation.

        In September 2008, FSA agreed to re-assume a portion of the business it ceded to SGI in July for the statutory basis ceded unearned premium, net of its applicable ceding commissions. This resulted in a commutation gain of $10 million, which was recorded in other income in the statement of operations and comprehensive income. In the third quarter of 2008, $1.5 million of earned premium related to this commutation.

        Due to a liquidation order against Bluepoint RE, Limited ("Bluepoint"), FSA is treating all reinsurance ceded to Bluepoint as cancelled as of the date of its liquidation order. The ceded statutory basis unearned premium and case basis reserves with Bluepoint were secured by collateral in a trust and as a result FSA was able to take credit for such balances. Subsequent to September 30, 2008, FSA drew down on a portion of the collateral equal to the net statutory basis unearned premium and case basis reserves. In the third quarter 2008, $9.4 million of earned premium related to this commutation.

        In September of 2008, FSA commuted substantially all its ceded and assumed business with Financial Guaranty Insurance Company ("FGIC"). In the third quarter 2008, $1.2 million of earned premium related to this commutation.

18.    RELATED PARTY TRANSACTIONS

        The Company's subsidiary FSAM entered into a revolving credit agreement, dated as of June 30, 2008, with Dexia Crédit Local and Dexia Bank Belgium, pursuant to which Dexia Crédit Local and Dexia Bank Belgium provided the $5 Billion Line of Credit to FSAM. Dexia Crédit Local subsequently assigned an 88% fractional interest in its obligations under the facility to Dexia Bank Belgium. The $5 Billion Line of Credit has a continually rolling five year term, subject to termination by Dexia Crédit Local or Dexia Bank Belgium upon five years notice. FSA guarantees the repayment of borrowings under the $5 Billion Line of Credit. There were no borrowings under the agreement as of September 30, 2008. As of November 14, 2008, FSAM had borrowed $550 million under the $5 Billion Line of Credit.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

19.    OTHER INCOME

        The following table shows the components of other income. In 2008, other income includes $20 million related to commutation gains (see Note 17).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
DCP and SERP interest income(1)	$878	$1,376	$5,902	$5,706
DCP and SERP asset fair-value gain (loss)(1)	(7,902)	(3,321)	(24,540)	1,792
Realized foreign exchange gain (loss)	(3,732)	3,126	1,931	8,923
Commutation gain	20,000	—	20,000	—
Net realized gains (losses) from assets acquired in refinancing transactions	(7,429)	1,126	(4,383)	1,439
Other	749	3,556	7,351	9,506

Subtotal	$2,564	$5,863	$6,261	$27,366

(1)
DCP and SERP assets are held to defease the Company's plan obligations and the changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are primarily offset by like changes in the related liability, which are recorded in other operating expenses.

20.    SUBSEQUENT EVENTS

        In September 2008, Dexia announced the provision of capital support to Dexia by the governments of Belgium, France and Luxembourg, which was followed by changes in Dexia senior management. Following such developments, Dexia announced its intention to refocus on its basic business lines, and its decision to explore options to reduce its risk related to the Company.

        On November 14, 2008, Dexia announced that Dexia and Assured Guaranty have entered into a purchase agreement for Assured Guaranty to acquire all of Dexia's shares of the Company, subject to the completion of specified closing conditions, including receipt of regulatory and Assured Guaranty shareholder approvals and confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not have a negative impact on the financial strength ratings of Assured Guaranty's insurance company subsidiaries or the Company's insurance company subsidiaries. Management is evaluating the potential effect on the consolidated financial statements for the fourth quarter of 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        In this Quarterly Report, the Company has included statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward- looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "—Forward-Looking Statements."

Executive Overview

Business Environment and Market Trends

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, engages in providing financial guaranty insurance on public finance obligations in domestic and international markets including Europe, the Asia Pacific region and elsewhere in the Americas. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Prior to August 2008, the Company provided financial guaranty insurance on both public finance and asset-backed obligations. On August 6, 2008, the Company announced that it would cease providing financial guaranty insurance on asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        The Company's Financial Products ("FP") segment is composed of non-insurance company subsidiaries that borrow funds by issuing either guaranteed investment contracts and other investment agreements ("GICs") issued by certain subsidiaries of FSA Holdings (the "GIC Subsidiaries") or debt issued by certain consolidated variable interest entities (the "VIEs"). The GIC Subsidiaries lend their proceeds from their sales of GICs to FSA Asset Management LLC ("FSAM") for investment. The Company invests the proceeds of FP segment debt issuances in fixed-income securities that satisfy the Company's investment criteria, with the objective of generating a positive net interest margin ("NIM"). The GIC Subsidiaries are consolidated by FSA Holdings, and the VIEs are consolidated by FSA.

        In the third quarter of 2008, to address FP segment liquidity requirements, Dexia S.A. ("Dexia"), the Company's parent, entered into an agreement to provide a $5 billion committed, unsecured, standby line of credit (the "$5 Billion Line of Credit") to FSAM. As of November 14, 2008, the Company had drawn $550 million on the $5 Billion Line of Credit. In addition, on November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP business, which provide additional protection through a $3.5 billion collateral swap facility and a $500 million capital facility to cover economic losses beyond the $316.5 million of pre-tax loss estimated at the end of June 2008.

        In both segments, the Company is affected by conditions in the financial markets and general economic conditions, primarily in the United States and also, to a growing extent, outside the U.S.

  Recent Developments at Dexia and Proposed Acquisition of the Company

        In September 2008, Dexia announced the provision of capital support to Dexia by the governments of Belgium, France and Luxembourg, which was followed by changes in Dexia senior management. Following such developments, Dexia announced its intention to refocus on its basic business lines, and its decision to explore options to reduce its risk related to the Company.

        On November 14, 2008, Dexia announced that Dexia and Assured Guaranty Ltd. ("Assured Guaranty") have entered into a purchase agreement for Assured Guaranty to acquire all of Dexia's shares of the Company (the "Acquisition"), subject to the satisfaction of specified closing conditions, including receipt of regulatory and Assured Guaranty shareholder approvals and confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries. The Company cannot estimate whether or when such closing conditions will be satisfied, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of such a change in control will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party, which may have a material effect on the Company.

  Continuing Stress on the Financial Guaranty Industry

        A number of the Company's competitors in the financial guaranty industry announced sharp increases in projected losses on insured transactions in the first quarter 2008 and subsequently were downgraded or placed on credit watch, negative outlook or review for further downgrade by the major securities rating agencies. These guarantors generally had significant exposure to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS"), which include CDOs of CDOs (also referred to as "CDO squared"). As of November 14, 2008, two of the Company's competitors, MBIA Insurance Corp. ("MBIA") and Ambac Assurance Corp. ("Ambac") were downgraded to Baa1/developing outlook by Moody's Investors Service, Inc. ("Moody's") and AA/watch negative by Standard & Poor's Ratings Services ("S&P"). Fitch Ratings ("Fitch") withdrew its Insurer Financial Strength ratings on those two guarantors. Assured Guaranty is the only other financial guarantor with Triple-A ratings from all three rating agencies.

        The financial strength of the Company's insurance company subsidiaries have historically been rated "Triple-A" by the major securities rating agencies and obligations insured by them have historically been generally awarded "Triple-A" ratings by reason of such insurance. During the third quarter of 2008, the rating agencies took various ratings actions relating to the Company's ratings:

  •
  On July 21, 2008, Moody's placed the Triple-A rating of the Company's insurance company subsidiaries on "review for downgrade." In announcing the review for possible downgrade, Moody's stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio.

  •
  On October 8, 2008, S&P placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch." On November 6, 2008, S&P reported that FSA surpasses its Triple-A minimum capital requirement with a margin of safety of 1.3 - 1.4x, taking into consideration S&P's updated loss projections for the RMBS portfolio.

  •
  On October 9, 2008, Fitch also placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch."

        The ratings agencies stated that their actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management, rather than the fundamental credit strength of the insurance company. The effect of the recent ratings actions on FSA's market opportunities remains unclear.

        FSA was the market leader in the nine months ended September 30, 2008, originating record PV premiums in the U.S. municipal sector and achieving a 59% share of the insured U.S. municipal par sold. The increase in PV premiums occurred in the first half, while in the third quarter of 2008, FSA's par amount originated decreased significantly.

        In international public finance markets, where liquidity has been constrained all year, FSA's nine-month production decreased significantly, in comparison to the first nine months of 2007. Transactions in this market tend to have long lead times, and FSA is focused on transactions expected to close in 2009, which allows time for market conditions to improve.

        Concerns regarding the capital adequacy of Triple-A guarantors have drawn attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In February 2008, the Superintendent of Insurance of the State of New York (the "New York Superintendent") stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring credit default swaps ("CDS") and certain structured finance obligations, such as CDOs of ABS, or separating the municipal insurance business from the non-municipal insurance business. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribed best practices for financial guaranty issuers that would significantly narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. There also have been proposals for a federal office to oversee bond insurers. The cost of buying protection in the CDS market on monoline names continued to rise markedly in the third quarter.

        Financial guarantors are taking a variety of actions to protect policyholders, stabilize their ratings and recover market confidence. Certain financial guaranty insurers have announced or are considering plans to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance. Some have raised substantial amounts of new capital.

        A new monoline competitor, Berkshire Hathaway, has obtained Triple-A ratings for Berkshire's Columbia Insurance Company and Berkshire Hathaway Assurance Corporation from Moody's and S&P. Another new monoline competitor, Municipal and Infrastructure Assurance Corporation ("MIAC"), commenced operations in October 2008, intending to focus on municipal and infrastructure finance. Other entities have established or announced an intention or interest in establishing new financial guaranty insurers. The Company has direct exposure to other financial guaranty insurers through secondary guaranties of previously insured securities, reinsurance and investments. Downgrades of other monolines could cause incurred loss in the insured portfolio and mark-to-market losses in the Company's investment portfolios. Additionally, such downgrades could reduce the credit for reinsurance and for previously wrapped insured transactions that rating agencies assign in their capital adequacy models, increasing the capital charges in those models. At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge, but the Company has taken steps to strengthen its capital position.

  The Company's Strategic Review

        After a careful strategic analysis, the Company decided, in the third quarter, to cease providing financial guaranty insurance of asset-backed obligations in order to devote its resources to expanding its position in the global public finance and infrastructure markets. This decision is based on weighing the risks and volatility embedded in the asset-backed security business, in particular residential mortgage-backed securities ("RMBS"), versus the opportunities available in lower-risk sectors of the public finance markets.

        Although the economy is faced with an unprecedented crisis, the Company believes that the current U.S. municipal operating environment remains favorable for highly rated bond insurers. While the insured penetration of bond insurance in the U.S. municipal market decreased to approximately 20% in the first nine months of 2008, the Company believes that it will normalize to a higher level as financial markets stabilize and conversions from auction rate securities to fixed rate bonds continue to occur, provided that there are highly rated financially stable bond insurers available to service market demand. Further, U.S. municipal investors continue to focus on underlying issue credit fundamentals, and Moody's and Fitch have postponed their plan to shift to a global ratings scale. The Company believes that, even if credit spreads tighten from current market levels, FSA should continue to find profitable opportunities to apply its guaranty to municipal and infrastructure obligations. The change in strategic focus has resulted in an approximately 9% head-count reduction. Additionally, the Company estimates that approximately $1.0 billion of economic capital will be released over the next three to five years as the asset-backed portfolio amortizes with no new originations. The amortizing asset-backed portfolio is expected to generate in excess of $620.0 million of earned revenue over the remaining life of the policies.

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

        The Company generally avoided insurance of CDOs of ABS. In all, FSA insured two CDOs of ABS with a total net par outstanding of $345 million: (1) a Double-A rated obligation insured in 2000 with $50 million net par outstanding and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral, and (2) a Single-A rated CDS excess-of-loss reinsurance transaction insured in 2005 at four times the original Triple-A attachment point with $295 million net par outstanding. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of mezzanine tranches of subprime RMBS, with most credit concerns focused on 2006 and 2007 originations.

        In 2007 and 2008, mortgage performance deteriorated rapidly, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed, and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the home equity line of credit ("HELOC") market, which generally involves prime borrowers, projected losses rose to unprecedented levels. In the first quarter of 2008, these borrowers began to default at much higher rates, a trend which continued through the first nine months of the year.

        In the first quarter of 2008, the Company established case reserves on several HELOC and Alt-A second-lien insured obligations. During the second quarter of 2008, the Company increased its loss provisions, primarily those related to the insured RMBS portfolio, to reflect the assumption that economic stress in the U.S. economy will continue at least six months longer than the Company had estimated in the first quarter, increasing the length of time that higher than previously estimated default rate levels will continue. In the third quarter, FSA made additional loss provisions for credit deterioration observed primarily in its Option Adjustable Rate Mortgage Loan ("Option ARM") and

Alt-A first-lien insured portfolio. Additionally, while delinquency and default performance in the second-lien portfolio, primarily HELOCs, has generally been consistent with second quarter reserve assumptions, FSA revised its view of future prepayment rates, which caused projected losses to increase.

        Loss expense in the three and nine months ended September 30, 2008 was $327.6 million and $1,230.9 million, respectively, related primarily to increases in loss estimates on RMBS transactions. Additionally, in the three and nine months ended September 30, 2008, the Company recorded pre-tax other than temporary impairment ("OTTI") charges on RMBS transactions in the FP Investment Portfolio supporting FSA-insured GICs (the "FP Investment Portfolio") of $417.5 million and $1,459.9 million, respectively, of which $207.8 million and $524.3 million, respectively, was considered economic. At September 30, 2008, approximately 66.5% of the FP Investment Portfolio was invested in non-agency RMBS, of which 53.4% were rated Triple-A, with 17.6% rated Double-A, 6.8% rated Single-A, 7.4% rated Triple-B and 14.8% below investment grade.

        The Company has evaluated all its U.S. RMBS of 2005 vintage or later, in both the insured portfolio and the FP Investment Portfolio, using the same severity assumptions and the same approach to setting transaction default assumptions, driven by the actual performance of each transaction. For second lien mortgages, loss projections are based on the assumption that peak defaults will continue until mid-2009 and slowly recover to more normal rates by mid-2010. First-lien mortgage transactions are assumed to experience defaults at peak rates until mid- 2010 and slowly recover to more normal rates by mid- 2011.

        In the FP segment, the Company generally intends to hold its investments to maturity, consistent with its normal investment policy. Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on its GICs issued in connection with CDOs of ABS. At September 30, 2008, $447.0 million of CDO of ABS GICs had been terminated due to an event of default in the underlying collateral of the CDOs of ABS and a subsequent liquidation of the CDO portfolio. Subsequent to September 30, 2008, an additional $294.1 million of CDO of ABS GICs were terminated. Also, $849.1 million of pooled corporate CDO GICs were terminated due to an event of default caused by the bankruptcy of Lehman Brothers Holdings Inc., which was the guarantor of the CDS protection buyer in those transactions. The Company expects further withdrawals and is regularly evaluating general market conditions, as well as specific transactions.

        Beginning in the fourth quarter of 2007, the Company has increased holdings of short term, lower yielding investments in order to meet anticipated liquidity requirements. It has also entered into agreements for new lines of liquidity. On June 30, 2008, FSAM entered into an agreement with Dexia Crédit Local, pursuant to which Dexia Crédit Local agreed to provide the $5.0 Billion Line of Credit, to address FP segment liquidity requirements. Subsequently, Dexia Crédit Local assigned an 88% fractional interest in its obligations under that facility to Dexia Bank Belgium S.A. ("Dexia Bank Belgium"). FSA guarantees the repayment of borrowings under the facility. In addition, on November 13, 2008, Dexia Crédit Local, through its subsidiary Dexia Holdings Inc. ("Dexia Holdings"), committed to contribute up to $500.0 million of capital to FSA Holdings, which in turn would contribute such amounts to FSAM, to cover FP projected present value economic losses in excess of the $316.5 million pre-tax amount incurred in the second quarter 2008. At the same time, FSAM entered into a committed "back-up" securities lending facility with Dexia Crédit Local pursuant to which FSAM may, in the event of a downgrade of FSA below Aa3 by Moody's or below AA- by S&P, borrow up to $3.5 billion market value of securities eligible to be pledged as collateral under GICs. As collateral for this loan, FSAM will post securities of the same market value but that are generally ineligible to act as collateral for GICs. For more information regarding these liquidity resources, see "—Liquidity and Capital Resources—FP Segment Liquidity."

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

  Illiquidity Continues to Limit Issuance Volume

        Credit problems expanded beyond the mortgage market to constrain liquidity across the capital markets in the third quarter of 2008. This had a negative impact on new-issue volume in the public finance and structured finance markets. Credit spreads continued to widen through the third quarter of 2008. Wider spreads generally necessitate unrealized negative fair-value (mark-to-market) adjustments for credit derivatives in the insured portfolio and for certain FP investments, under accounting principles generally accepted in the United States of America ("GAAP"). On the other hand, wider spreads generally mean that a financial guarantor has more opportunities to sell insurance at higher premium rates. This was true for the first half of 2008 in the primary U.S. municipal business, where FSA's business production was strong, based on a combination of wider credit spreads and investor's continued preference for FSA-insured securities.

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

  Net Income (Loss) and Operating Earnings (Losses)

        For the three and nine months ended September 30, 2008, the Company reported a net loss of $333.5 million and $1,085.6 million, respectively, compared with net loss of $121.8 million and net income of $26.2, respectively, for the three and nine months ended September 30, 2007. Net income reported in accordance with GAAP is volatile because it includes (a) fair-value adjustments for credit derivatives in the insured portfolio, (b) fair-value adjustments for instruments with economically hedged risks that are not in designated hedging relationships under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and adjustments related to non-economic changes in fair value related to the trading portfolio, such as the effect of changes in credit spreads, (c) beginning January 1, 2008, fair-value adjustments related to the Company's own credit risk, and (d) where applicable, other than temporary impairment charges that are not indicative of estimated economic loss. Beginning in 2008, operating earnings includes International Financial Reporting Standards ("IFRS") adjustments that serve to align the Company's compensation metrics (i.e. the non-GAAP measures operating earnings and adjusted book value ("ABV")) to those used by Dexia. The change was made in 2008 because all performance cycles for outstanding equity awards based on operating earnings without IFRS adjustments have expired. See "—Non-GAAP Measures." Operating earnings (losses) are reconciled to net income (loss) as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$(333.5)	$(121.8)	$(1,085.6)	$26.2
Less after-tax non-economic adjustments:
Fair-value adjustments for instruments with economically hedged risks(1)	11.0	(21.2)	(83.3)	(28.4)
Fair-value adjustments for credit derivatives in insured portfolio	(95.2)	(190.9)	(229.0)	(229.1)
Fair-value adjustments attributable to the Company's own credit risk(2)	191.3	—	743.2	—
Fair-value adjustments and amortization attributable to impairment charges	(117.7)	—	(589.6)	—
Other	(4.9)	—	(4.9)	—

Subtotal	(318.0)	90.3	(922.0)	283.7
IFRS adjustments	(13.6)	3.3	(11.3)	7.3

Operating earnings (losses)	$(331.6)	$93.6	$(933.3)	$291.0

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

         Fair-value adjustments for credit derivatives in the insured portfolio:    Fair-value adjustments for credit derivatives in the insured portfolio are excluded from operating earnings except for credit impairments representing estimated economic losses. In the third quarter of 2008, the Company estimated credit impairments of $47.6 million pre-tax, which were included in operating earnings. For the nine months ended September 30, 2008, credit impairments that were included in operating earnings totaled $115.5 million pre-tax. At September 30, 2008, the non-economic portion of fair-value adjustments for credit derivatives in the insured portfolio had no effect on insurance company statutory equity or claims-paying resources, and rating agencies generally do not take these unrealized gains or losses into account for evaluating FSA's capital adequacy.

         Fair-value adjustments attributable to the Company's own credit risk:    Fair value measurement rules under SFAS No. 157, "Fair Value Measurements" ("SFAS 157") require the consideration of the Company's own credit risk. The Company removes the effect of fair-value adjustments attributable to the Company's own credit risk from operating earnings and ABV. In 2008, the Company's credit spread has widened, leading to material unrealized gains of $1,101.5 million on the FP segment debt and the Company's commitments to preferred securities, pre-tax.

         Fair-value adjustments and amortization attributable to impairment charges:    OTTI securities must be written down to fair value through the income statement, regardless of management's estimate of economic loss. Operating earnings reflects only the portion of the fair-value adjustment deemed by management to be economic loss. For the three and nine months ended 2008, on a pre-tax basis, the Company recorded $417.5 million and $1,459.9 million, respectively, in OTTI charges in the FP Investment Portfolio, of which $207.8 million and $524.3 million, respectively, represented economic loss. In the third quarter of 2008, amortization of the discount on OTTI securities totaled $28.5 million pre-tax, and was recorded in net interest income from financial products segment in the consolidated statements of operations and comprehensive income.

        For discussion of the Company's fair value methodology, see Note 3 to the consolidated financial statements in Item 1.

  Book Value and Adjusted Book Value

        Shareholders' equity under GAAP ("book value") was negative $627.4 million at September 30, 2008, compared with $1.6 billion as of December 31, 2007. The decline in the nine months ended 2008 was primarily the result of negative fair value adjustments on the FP Investment Portfolio, losses incurred in the financial guaranty segment and negative fair-value adjustments for credit derivatives.

        Non-GAAP ABV was $4.5 billion at September 30, 2008 and December 31, 2007. Management uses ABV as a measure of performance and to calculate a portion of employee compensation. An investor attempting to evaluate the Company using GAAP measures alone would not have the benefit of this information. The ABV calculation relies on estimates of the amount and timing of installment premiums, credit derivative fees and NIM and applies discount factors to determine the present value. Actual values may vary from the estimates. The calculation of ABV includes adjustments to reflect IFRS results that the Company reports to its parent, Dexia, in order to better align the interests of employees with the interests of Dexia, whose accounts are maintained under IFRS. The IFRS adjustments relate primarily to accounting for foreign exchange, contingencies and certain fair-value items.

        Ignoring dividends and capital contributions, ABV declined 12.1% over the last 12 months. ABV takes into account after-tax future revenue streams from unearned revenue recorded on the Company's balance sheet as well as PV premiums, credit derivative fees and the present value of net interest margin outstanding ("PV NIM outstanding"), which represent future revenue and cash flows not recorded on the balance sheet under GAAP. ABV deducts the after-tax effect of deferred acquisition costs ("DAC"), which represents costs incurred to acquire the future premium revenue flows, and fair-value adjustments that are expected to sum to zero by each contract's maturity, barring a credit event. Any credit deterioration indicating a realized loss on the investment or insured derivatives portfolios would be recognized in operating earnings and ABV at such time that a loss is probable and reasonably estimable. ABV is reconciled to book value in the table that follows.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	September 30, 2008	December 31, 2007
	(in millions)
Shareholders' equity (GAAP)	$(627.4)	$1,577.8
After-tax adjustments:
Plus net unearned financial guaranty revenues	1,391.0	1,162.4
Plus PV outstanding(1)	816.5	857.8
Less net deferred acquisition costs	200.6	226.1
Less fair-value adjustments for credit derivatives in insured portfolio	(562.2)	(359.7)
Less fair-value adjustments attributable to the Company's own credit risk	772.5	—
Less fair-value adjustments for instruments with economically hedged risks	(90.9)	84.9
Less fair-value adjustments and amortization attributable to non-economic impairment charges	(589.6)	—
Less unrealized gains (losses) on investments	(2,705.3)	(848.4)
Less other	(4.9)	—

Subtotal	4,559.9	4,495.1
IFRS adjustments	(16.4)	0.2

Adjusted book value	$4,543.5	$4,495.3

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

Total Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Gross par insured	$5,879.8	$35,315.4	$49,596.9	$91,071.6
Gross PV originations	61.6	537.2	652.8	952.6

        The overall declines in the third quarter of 83.4% in gross par originated and 88.5% in PV originations were driven primarily by FSA's exit from the asset-backed business, previously announced in early August, and the lack of market activity in the global public infrastructure sector. Additionally, U.S. public finance production, which is up strongly year to date, declined in the third quarter due to the negative impact of Moody's placing FSA's insurance financial strength rating on review for possible downgrade on July 21.

 Financial Guaranty Segment

Results of Operations

Financial Guaranty Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net premiums earned in financial guaranty segment	$124.4	$73.3	$283.1	$234.6
Net investment income from general investment portfolio	67.1	60.5	199.3	176.3
Net realized gains (losses) from general investment portfolio	0.5	(1.0)	(1.7)	(3.1)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	30.0	27.0	98.8	72.4
Net unrealized gains (losses)	(194.3)	(293.7)	(468.0)	(352.5)

Net change in fair value of credit derivatives	(164.3)	(266.7)	(369.2)	(280.1)
Net realized and unrealized gains (losses) on derivative instruments	—	0.2	0.1	0.6
Net unrealized gains (losses) on financial instruments at fair value	17.9	—	70.7	—
Income from assets acquired in refinancing transactions	3.1	5.2	9.1	16.5
Other Income	1.1	6.4	4.9	28.7

Total Revenue	49.8	(122.1)	196.3	173.5
Losses and loss adjustment expenses	(327.6)	(10.0)	(1,230.9)	(19.1)
Interest expense	(14.4)	(15.3)	(44.2)	(46.8)
Amortization of deferred acquisition costs	(19.0)	(13.6)	(51.4)	(47.6)
Other operating expense	(35.7)	(27.0)	(49.4)	(84.2)

Total Expenses	(396.7)	(65.9)	(1,375.9)	(197.7)

Income (loss) before income taxes	(346.9)	(188.0)	(1,179.6)	(24.2)
GAAP income to operating earnings adjustments	110.9	290.3	258.5	356.4

Pre-tax segment operating earnings (losses)	$(236.0)	$102.3	$(921.1)	$332.2

        The financial guaranty segment includes the results of operations of the insurance company subsidiaries as well as the results of operations related to holding company activities. The primary components of financial guaranty segment earnings are premiums, credit derivative fees, net investment income from the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio"), income on assets acquired in refinancing transactions, loss and loss adjustment expenses ("LAE"), interest expense on corporate debt and other operating expenses. In prior years, all credit derivative fees were recorded in premiums earned and were classified to realized gains (losses) and other settlements to conform to 2008 presentation. Management analyzes segment results on a pre-tax operating earnings basis.

         2008 vs. 2007:    In the financial guaranty segment, negative operating earnings for the quarter and year to date were due to increased loss expense driven by increased net RMBS loss estimates, as well as higher public finance losses, credit impairments in the Company's insured CDS and insured NIM portfolio and OTTI charges related to its investment in Syncora Guarantee Re Ltd. ("SGR") (formerly XL Financial Assurance Ltd.) and investments in Lehman Brothers Holdings Inc. Higher upfront premiums in the first half of 2008 and capital contributions totaling $800.0 million from Dexia Holdings in 2008 increased the General Investment Portfolio's invested asset balance, which increased net investment income. Premiums earned and realized gains (losses) of credit derivative fees, collectively, also increased.

  Premiums Earned

Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Premiums earned, excluding refundings	$72.2	$65.9	$209.3	$195.9
Refundings and accelerations	51.5	6.6	71.6	36.2

Consolidated net premiums earned	123.7	72.5	280.9	232.1
Intersegment premiums	0.7	0.8	2.2	2.5

Net premiums earned in financial guaranty segment	$124.4	$73.3	$283.1	$234.6

        Net premiums earned are broken down into two major categories: premiums earned on refundings and accelerations and premiums earned on new and recurring insured obligations. Refundings may vary significantly from year to year as they are affected by the interest rate environment. In periods of declining interest rates, issuers generally seek to refinance their obligations. In cases where an issuer defeases or calls an outstanding obligation insured by the Company, all unearned premiums are accelerated and recognized in current earnings. Accelerations also include premiums earned on ceded contracts that have been commuted or terminated. Over the past several years, the Company has limited its originations of asset-backed securities due in part to management's avoidance of CDOs of ABS. Generally, asset-backed transactions in FSA's insured portfolio have an average life of approximately 4.3 years. As transactions originated in earlier years matured, they were not being replaced with the same volume of new originations, resulting in a decline in asset-backed earnings. During much of the last three years, tightening credit spreads combined with a competitive market environment resulted in the Company foregoing opportunities to insure transactions due to unattractive premium rates or credit quality that did not comply with the Company's underwriting guidelines. There has been a considerable slow-down in the market for asset-backed issuances and in August 2008, the Company announced that it would cease providing financial guaranty insurance of asset-backed obligations. Premium earnings from insured asset-backed transactions will continue for several years, but will decline as the insured par runs off. At the same time, public finance premiums earned have steadily increased over the past several years.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. Due to recent downgrades of certain reinsurers, the Company has and may continue to re-assume ceded exposures. In 2008, net premiums earned include $27.7 million resulting from commutations or cancellations of reinsurance contracts.

        Geographic diversification has always been a risk management strategy for the financial guaranty segment, particularly in the public finance sector. In recent years, the Company's growth area has been in international business, particularly public-private partnership transactions in the infrastructure sector and financings of water and other utility companies. The table below shows the amount of U.S. and international premiums earned based on geography of underlying risks. These types of transactions serve to support the Company's future earnings for extended periods of time due to their long-dated maturities.

Net Premiums Earned by Geographic Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Public Finance:
United States	$79.6	$37.3	$176.0	$134.3
International	25.0	10.8	47.2	26.5

Total Public Finance	104.6	48.1	223.2	160.8
Asset-Backed Finance:
United States	12.8	19.9	42.2	58.2
International	6.3	4.5	15.5	13.1

Total Asset-Backed Finance	19.1	24.4	57.7	71.3
Total United States	92.4	57.2	218.2	192.5
Total International	31.3	15.3	62.7	39.6

Consolidated net premiums earned	123.7	72.5	280.9	232.1
Intersegment premiums	0.7	0.8	2.2	2.5

Net premiums earned in financial guaranty segment	$124.4	$73.3	$283.1	$234.6

  Net Investment Income and Realized Gains (Losses) from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have increased since year-end as a result of higher upfront premium originations and capital contributions from Dexia Holdings in 2008, increasing net investment income. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 12.9% and 12.4% at September 30, 2008 and 2007, respectively.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio based on amortized cost and fair value.

General Investment Portfolio

	At September 30, 2008			At December 31, 2007
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Taxable bonds	$1,131.6	5.83%	$1,102.8	$971.1	5.27%	$990.0
Tax-exempt bonds	4,246.8	4.88	4,129.6	3,920.5	4.84	4,064.6
Short-term investments	609.8	1.33	608.4	96.3	4.18	97.4
Equity securities	1.4		0.8	40.0		39.9

Total General Investment Portfolio	$5,989.6		$5,841.6	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        In the second quarter of 2008, the Company recorded $38.0 million in OTTI on its investment in SGR preferred stock. In the third quarter of 2008, the Company sold this investment, recognizing a $1.9 million gain. The realized loss was $36.1 million for the nine months ended September 30, 2008. In the third quarter of 2008, the Company recorded an OTTI charge of $5.9 million on its investments in Lehman Brothers Holdings Inc. corporate bonds, bringing its carrying value to $0.5 million as of September 30, 2008.

  Fair Value of Credit Derivatives

        Prior to exiting the ABS business in August, 2008, the Company sold credit protection by insuring CDS contracts under which special purpose entities or other parties provide credit protection to various financial institutions. In certain cases the Company acquired back-to-back credit protection on all or a portion of the risk written, primarily by reinsuring its CDS guaranties. Management views these CDS contracts as part of its financial guarantee business, under which the Company generally intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133.

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

        The Company's insured portfolio includes other contracts accounted for as derivatives, including (a) insured interest rate swaps entered into by the issuer in connection with the issuance of certain public finance obligations ("IR swaps") and (b) insured net interest margin ("NIM") securitizations and other financial guarantee contracts that guarantee risks other than credit risk, such as interest rate basis risk, issued after January 1, 2007 ("FG contracts with embedded derivatives").

        The components of net change in fair value on credit derivatives are shown in the table below:

Summary of Net Change in Fair Value of Credit Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$30.0	$27.0	$98.8	$72.4
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	47.1	(49.1)	19.1	(65.3)
High yield	(70.5)	(31.5)	(133.9)	(66.9)

Total pooled corporate CDS	(23.4)	(80.6)	(114.8)	(132.2)
Funded CLOs and CDOs	(204.0)	(191.0)	(263.9)	(196.1)
Other structured obligations	34.2	(19.5)	(71.6)	(19.9)

Total CDS	(193.2)	(291.1)	(450.3)	(348.2)
IR swaps and FG contracts with embedded derivatives	(1.1)	(2.6)	(17.7)	(4.3)

Subtotal	(194.3)	(293.7)	(468.0)	(352.5)

Net change in fair value of credit derivatives	$(164.3)	$(266.7)	$(369.2)	$(280.1)

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

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of the CDS contract, discounted to present value using the current LIBOR swap rate, which conforms with market practice, and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the remaining weighted average life ("WAL") of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. For more information regarding the Company's valuation process, see "Credit Derivatives in the Insured Portfolio" in Note 3 to the consolidated financial statements in Item 1.

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

Unrealized Gains (Losses) of Credit Derivatives Portfolio(1)

	At September 30, 2008	At December 31, 2007
	(in millions)
Pooled corporate CDS:
Investment grade	$(71.4)	$(116.5)
High yield(2)	(266.1)	(151.2)

Total pooled corporate CDS	(337.5)	(267.7)
Funded CLOs and CDOs	(519.2)	(269.2)
Other structured obligations(2)	(99.1)	(34.9)

Total CDS	(955.8)	(571.8)
IR swaps and FG contracts with embedded derivatives(2)	(23.7)	(6.5)

Total credit derivatives	$(979.5)	$(578.3)

(1)
Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after-tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

(2)
Two insured CDS and three NIM securitizations had credit impairment totaling $115.5 million in 2008.

        The negative fair-value adjustments for the three and nine months ended September 30, 2008 were a result of widening of credit spreads in the underlying CDS portfolio, and were offset in part by the positive income effects of the Company's own credit spread widening as reflected in the non-collateral posting factor. Despite the structural protections associated with the Company's CDS, the widening of credit spreads on pooled corporate CDS and funded CDOs and collateralized loan obligations ("CLOs"), as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

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

        Credit derivatives in the asset-backed portfolio represent 68% of total asset-backed par outstanding. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio.

Selected Information for CDS Portfolio

	At September 30, 2008
	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	99%	1%		—%	—%	—%	$17,826	4.3
High yield	86	9		—	—	5	15,188	2.7
Funded CDOs and CLOs	28	65	(4)	6	1	—	32,517	2.8
Other structured obligations(5)	52	17	(4)	12	17	2	8,517	2.9

Total	60	33		4	2	1	$74,048	3.1

	At December 31, 2007
	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade	Net Par Outstanding	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—%	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(4)	—	—	—	33,000	3.4
Other structured obligations(5)	62	36	(4)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes one CDS with Double-B underlying rating and one CDS with Single-B underlying rating. These two risks incurred economic loss as of September 30, 2008.

(4)
Amounts include transactions previously wrapped by other monolines.

(5)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $398.0 million and $223.9 million at September 30, 2008 and December 31, 2007, respectively in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-A or higher.

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

Effect of One Basis Point of Credit Spread Widening in CDS Portfolio

	Estimated After-Tax Loss
	At September 30, 2008	At December 31, 2007
	(in millions)
Pooled Corporate CDS:
Investment grade	$6.5	$7.2
High yield	3.9	4.6

Total Pooled Corporate CDS	10.4	11.8
Funded CDOs and CLOs	5.6	6.7
Other structured obligations	1.7	1.6

Total	$17.7	$20.1

        The Company believes that providing an estimate of the impact of a one basis point increase in credit spreads on the fair value of the Company's CDS portfolio provides the necessary data to calculate the impact under any change scenario that may occur. The Company has not provided estimates related to reasonably likely change scenarios because it believes that changes in future credit spreads are sufficiently uncertain that it is unable to predict, with any degree of certainty, the range of changes in future credit spreads.

        The fair value of credit derivatives liabilities includes the effect of the Company's current CDS spread, which reflects market perceptions of the Company's ability to satisfy its obligations as they become due. The inclusion of the Company's CDS spread in the determination of the fair value of the Company's CDS contracts is described in Note 3 to the consolidated financial statements in Item 1. Incorporating the Company's credit spread through the non-collateral posting factor of 62% in the determination of the fair value of the Company's CDS contracts as of September 30, 2008 resulted in a $1.8 billion reduction in the Company's liability for credit derivatives. The following table summarizes the estimated change in fair values of the Company's portfolio of CDS contracts that would result from changes in the Company's CDS spread assuming market credit spreads remain constant. Actual results may differ from the amounts in the table below.

Effect of a Change in FSA's Credit Default Spread

	Percent Increase/(Decrease) in FSA CDS Spread
	(20)%	(10)%	10%	20%
	(dollars in millions)
Pooled Corporate CDS:
Investment grade	$(29.6)	$(14.8)	$14.8	$29.6
High yield	(40.9)	(20.4)	20.4	40.9

Total Pooled Corporate CDS	(70.5)	(35.2)	35.2	70.5
Funded CDOs and CLOs	(93.5)	(46.7)	47.0	93.8
Other structured obligations	(13.7)	(6.9)	6.9	13.7

Total	$(177.7)	$(88.8)	$89.1	$178.0

  Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

        Beginning January 1, 2008, the Company, in accordance with SFAS 159, elected to apply the fair-value option to certain assets acquired in refinancing transactions. The adjustment to retained earnings at January 1, 2008 was negative $1.6 million after-tax. The change in the fair-value was negative $4.1 million and $7.3 million pre-tax for three and nine months ended September 30, 2008, respectively. The fair-value option was elected in order to offset the fair-value adjustment on derivatives hedging interest rate risk of these refinancing assets with the corresponding fair-value adjustment on the hedged assets in income. The change in fair-value of the Company's committed preferred trust put options was $22.0 million and $78.0 million pre-tax for three and nine months ended September 30, 2008, respectively, and was primarily due to widening FSA credit spreads during the quarter.

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

        In the third quarter the Company recorded $7.5 million pre-tax in realized losses representing the fair-value adjustments for mortgages accounted for at lower of cost or market in its assets acquired in refinancing transaction portfolio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
DCP and SERP interest income	$0.9	$1.4	$5.9	$5.7
DCP and SERP asset fair-value gain (loss)	(7.9)	(3.3)	(24.5)	1.8
Realized foreign exchange gain (loss)	(3.8)	3.1	1.9	8.9
Commutation gain	20.0	—	20.0	—
Net realized gains (losses) from assets acquired in refinancing transactions	(7.4)	1.1	(4.4)	1.4
Other	0.8	3.6	7.4	9.6

Subtotal	2.6	5.9	6.3	27.4
Intersegment income (loss)	(1.5)	0.5	(1.4)	1.3

Total	$1.1	$6.4	$4.9	$28.7

  Losses

        The following table shows activity in the liability for losses and loss adjustment expense reserves, which consist of case and non-specific reserves.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Non-Specific	Case	Total
	(in millions)
December 31, 2007 balance	$100.0	$98.1	$198.1
Incurred	300.4	—	300.4
Transfers	(354.1)	354.1	—
Payments and other decreases	—	(97.4)	(97.4)

March 31, 2008 balance	46.3	354.8	401.1
Incurred	602.9	—	602.9
Transfers	(615.5)	615.5	—
Payments and other decreases	—	(150.0)	(150.0)

June 30, 2008 balance	33.7	820.3	854.0
Incurred	327.6	—	327.6
Transfers	(252.6)	252.6	—
Payments and other decreases	—	(161.7)	(161.7)

September 30, 2008 balance	$108.7	$911.2	$1,019.9

        Losses and loss adjustment expenses increased considerably in 2008 compared to 2007 as a result of an increase in estimated ultimate losses on both new and previously reserved-for insured RMBS transactions and on a public finance transaction.

        The increase in losses paid is driven by payments on HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period, and, to the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. In the third quarter of 2008, the Company paid net claims of $184.9 million in HELOC claims. This brought the inception to date net claim payments on HELOC transactions to $439.6 million. There were no claims paid on most other classes of insured transactions through September 30, 2008. Most Alt-A Closed-End Second-Lien Mortgage ("CES") claims will not be due until 2037. Option ARM claim payments are expected to occur beginning in 2010.

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves.

Case Reserve Summary

	At September 30, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$5,211	$4,157	$486.7	$389.7	10
Asset-backed—Alt-A CES	1,007	961	195.0	185.9	5
Asset-backed—Option ARM	631	575	166.1	153.1	6
Asset-backed—Alt-A first-lien	1,081	984	64.2	56.0	8
Asset-backed—NIMs	104	99	19.9	19.6	4
Asset-backed—Subprime	322	292	26.2	12.4	7
Asset-backed—other	51	48	6.1	5.8	3
Public finance	1,408	806	176.6	88.7	5

Total	$9,815	$7,922	$1,140.8	$911.2	48

(1)
The amount of the discount at September 30, 2008 for the gross and net case reserves was $424.3 million and $393.1 million, respectively.

	At December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$1,803	$1,443	$69.6	$56.9	5
Asset-backed—Subprime	22	18	3.4	1.6	2
Asset-backed—other	25	22	4.9	4.7	2
Public finance	1,164	561	96.7	34.9	4

Total	$3,014	$2,044	$174.6	$98.1	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Case and Non-Specific Reserves Assumptions

	At September 30, 2008	At December 31, 2007
Case reserve discount rate	1.93%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	1.20%-7.95%	1.20%-7.95%
Current experience factor	13.1	2.0

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

        In the three and nine months ended September 30, 2008, loss and loss adjustment expenses were $327.6 million and $1,230.9 million, respectively. The increase for the nine month period was driven primarily by deteriorating credit performance in HELOCs, Alt-A CES, Option ARMs, Alt-A first lien and public finance transactions. In addition, the non-specific reserves increased by $75.0 million and $8.7 million for the three and nine months, respectively.

  Risks Most Sensitive to Loss in the Insured Portfolio

        In a volatile mortgage market, future HELOC reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for HELOCs are affected by multiple variables, including default rates, the rates at which new borrowings ("draws") under the HELOCs are funded, prepayment rates, recovery rates and the spread between LIBOR and Prime interest rates. Given that draw rates have reduced, management believes the key determinants of future loss are (a) default rates and (b) recoveries based on originator representations and warranties.

        In setting its HELOC reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting calculated conditional default rate would remain constant for a period (or plateau) of another four months (through June 2009). After June 2009, management assumes the conditional default rate decreases linearly over 12 months to the "normal" conditional default rate, defined as the constant conditional default rate the transaction would have achieved had it experienced the prepayment rate, draw rate and lifetime losses expected at closing. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $50 million for each month the plateau is extended. The estimated net PV losses per month decline over time as exposure runs off.

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

        In a volatile mortgage market, future Alt-A (or near-prime) CES reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Alt-A CES are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinant of loss is the default rate. In setting its Alt-A reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting conditional default rate would remain constant for a period of another four months (through June), then decreased the conditional default rate linearly over 12 months to the "normal" conditional default rate. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $6.5 million for each month the plateau is extended.

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

        In a volatile mortgage market, future Option ARM and Alt-A First Lien actual losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Option ARM and Alt-A First Lien reserves are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinants of loss are default rates and recovery rates. Management applied liquidation rates to current delinquency amounts to calculate a conditional default rate for the next 18 months, then assumed that peak would extend another three months through mid 2010, and decline thereafter. Should future default or severity rates be different than those projected by management, actual losses could be more or less than projected.

        Management's estimation of losses in the Option ARM and Alt-A First Lien portfolio assumes that peak loss rates (which take longer to generate losses than a second-lien product) will continue through mid 2010 and return to normal in mid 2011 and/or that homeowners who have successfully made their loan payments for three to four years will default at more normalized rates or rates expected at time of origination.

        Management notes that some analysts believe conditional default rates in Option ARM pools will increase at about the time the monthly loan payments are recalculated to cover principal not paid or added to the loan during periods when the borrower was making the minimum payment. However, management was unaware of any basis for projecting this effect, and notes that many of these borrowers are or will be eligible for mortgage relief programs being implemented by the government and servicers (including the $8.4 billion settlement with attorneys general recently announced by Countrywide), so management chose not to model an additional stress for this factor.

        Management notes that its estimation of losses for MBS transactions are sensitive to the rate at which performing loans are assumed to prepay (voluntary prepayment rate), because in most MBS structures at least some of the protection is provided by excess spread, which depends on the size of the collateral pool. In these structures, lower prepayment rates increase the amount of projected excess spread and so reduce projected losses. (For a few of the insured MBS structures that do not depend on excess spread, lower prepayment increases the amount of projected reserves.) In prior quarters, management assumed recently experienced prepayment rates would continue for the life of the transactions. Prepayment rates fell to very low levels during the third quarter that management does not believe will be sustained for the life of the transactions. Management believes that the low prepayment rates are another manifestation of the same mortgage market dislocation that is causing high default rates, so has adopted this quarter a new prepayment assumption on all of its MBS projections. Recent low prepayment rates are assumed to continue during the same period as peak default rates are assumed to extend, then to gradually increase to 15%. Over the same 12 months the conditional default rates are assumed to decrease. Should future prepayment rates be more or less than those projected by management, actual losses could be more or less than projected. For example, had management assumed recent prepayment rates remained constant for the life of the transactions, its HELOC projections would have been $130 million less than current projections.

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

        FSA has $151.8 million net par exposure of the $3.2 billion sewer debt of Jefferson County, Alabama. FSA also provides a surety in the net par amount of $15.4 million. FSA had a $50.1 million case reserve for Jefferson County as of September 30, 2008 due to the repeated failure of the County to restructure its sewer debt to alleviate high interest rates and avoid bank bond acceleration. Jefferson County is a unique municipal situation and not in the Company's view part of a larger trend for the following reasons: (1) 94% of Jefferson County's debt is in the form of Variable Rate Demand Obligations ("VRDOs") and Auction Rate Securities ("ARS"); (2) the market for ARS collapsed in the first quarter of 2008 due to general market illiquidity and the downgrade of its two primary bond insurers caused an unexpectedly large increase in interest rates on the County's debt; (3) it is highly leveraged with $3.2 billion of debt and high user charges; and (4) the sewer debt structure includes over $5 billion of interest rate swaps. FSA is working with Jefferson County and its bankers and advisors on a solution to the county sewer system's debt situation, but the resolution remains uncertain.

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

Financial Guaranty Segment Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Hybrid debt	$4.9	$4.9	$14.7	$14.7
Other corporate debt	6.7	6.7	20.1	20.1
Intersegment debt	2.8	3.7	9.4	12.0

Total financial guaranty segment interest expense	$14.4	$15.3	$44.2	$46.8

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

        The following table reconciles gross premiums written to PV financial guaranty originations.

Reconciliation of Gross Premiums Written to Non-GAAP PV
Financial Guaranty Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Gross premiums written	$86.5	$213.4	$656.8	$483.0
Gross installment premiums received	(29.2)	(45.3)	(104.1)	(120.7)

Gross upfront premiums originated	57.3	168.1	552.7	362.3
Gross PV estimated installment premiums originated	3.7	233.7	36.7	329.6

Gross PV premiums originated	61.0	401.8	589.4	691.9
Gross PV credit derivative fees originated	0.0	100.3	62.8	176.1

Gross PV financial guaranty originations	$61.0	$502.1	$652.2	$868.0

        The following table shows gross par and gross PV financial guaranty originations.

Financial Guaranty Originations

	Gross Par Originated				Gross PV Financial Guaranty Originations
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
United States:
Public Finance	$5,707.4	$13,932.2	$45,355.8	$40,207.2	$54.5	$97.2	$520.6	$248.6
Asset-backed	—	10,956.1	2,374.0	32,780.3	0.7	101.4	58.2	217.5

Total United States	5,707.4	24,888.3	47,729.8	72,987.5	55.2	198.6	578.8	466.1
International:
Public Finance	172.4	8,138.7	1,342.2	11,725.7	5.7	284.3	50.4	356.0
Asset-backed	—	2,288.4	524.9	6,358.4	0.1	19.2	23.0	45.9

Total International	172.4	10,427.1	1,867.1	18,084.1	5.8	303.5	73.4	401.9

Total financial guaranty originations	$5,879.8	$35,315.4	$49,596.9	$91,071.6	$61.0	$502.1	$652.2	$868.0

        The following table represents the ratings distribution at origination.

Financial Guaranty Originations by Rating(1)

	Three Months Ended September 30, 2008
	Public Finance Obligations(2)
	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$30.0	1%
Double-A	1,473.3	25
Single-A	3,924.3	67
Triple-B	279.8	4

Total United States	5,707.4	97
International:
Triple-A	64.9	1
Double-A	38.0	1
Single-A	—	—
Triple-B	69.5	1

Total International	172.4	3

Total financial guaranty originations	$5,879.8	100%

	Nine Months Ended September 30, 2008
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$6,384.8	14%	$1,330.1	46%
Double-A	12,367.0	26	—	—
Single-A	25,069.9	54	1,043.9	36
Triple-B	1,534.1	3	—	—

Total United States	45,355.8	97	2,374.0	82
International:
Triple-A	64.9	0	524.9	18
Double-A	38.0	0	—	—
Single-A	720.9	2	—	—
Triple-B	518.4	1	—	—

Total International	1,342.2	3	524.9	18

Total financial guaranty originations	$46,698.0	100%	$2,898.9	100%

(1)
Based on internal underlying ratings at date of origination.

(2)
There were no asset-backed originations in the third quarter of 2008.

        In the first nine months of 2008, estimated U.S. municipal market volume of $319.1 billion was 2% lower than in the first nine months of 2007. Municipal issuance dwindled over the course of the third quarter as the cost of borrowing increased in response to the global credit contraction.

        Insurance penetration of the market for new U.S. municipal bonds sold in the first nine months was approximately 19%, compared with 49% in the first nine months of 2007. FSA's share of the insured par sold was approximately 59%, compared with 24% in the first nine months of 2007.

        On a closing-date basis for the third quarter, including both primary- and secondary-market U.S. public finance transactions, FSA's par amount originated decreased 59.0%, and PV premiums originated declined 43.9%. After Moody's announced its review on July 21, FSA decided to limit bidding activity in the U.S. municipal market until August 6, when it released second quarter earnings and provided full financial and strategic information to issuers and investors. More than 130 primary-market transactions were sold with FSA insurance from July 22 through the end of the third quarter.

        For the first nine months of 2008, U.S. municipal par insured increased 12.8% and PV originations grew 109.4%, due to improved pricing. Approximately 97% of the bonds insured year-to-date had an underlying credit quality of Single-A or higher.

        In international public finance markets, where liquidity has been constrained all year, FSA's third-quarter production decreased 97.9% in par insured and 98.0% in PV originations. For the first three quarters, international public finance par insured decreased 88.6%, and PV premiums originated decreased 85.8%.

Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings at September 30, 2008 is shown below. Exposure amounts are expressed net of first-loss, quota share and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	At September 30, 2008
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,634	$126,411	$190,518
Tax-supported	1,268	56,211	88,911
Municipal utility revenue	1,253	51,013	84,031
Health care revenue	226	13,417	24,527
Housing revenue	162	7,687	13,359
Transportation revenue	166	21,625	37,714
Education/University	152	7,939	13,418
Other domestic public finance	26	2,194	3,409

Subtotal	10,887	286,497	455,887
International obligations	177	27,741	61,926

Total public finance obligations	11,064	314,238	517,813

Asset-backed obligations
Domestic obligations
Residential mortgages	201	17,672	21,867
Consumer receivables	40	9,548	10,046
Pooled corporate	289	56,009	59,304
Other domestic asset-backed	65	1,942	2,431

Subtotal	595	85,171	93,648
International obligations	57	24,149	25,666

Total asset-backed obligations	652	109,320	119,314

Total	11,716	$423,558	$637,127

Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	At September 30, 2008
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	2%	73%	20%
Double-A	41	4	32
Single-A	46	5	35
Triple-B	11	8	10
Other	0	10	3

Total	100%	100%	100%

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which U.S. municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	At September 30, 2008
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,129	$41,553
New York	773	23,575
Pennsylvania	888	20,665
Texas	825	19,619
Illinois	768	17,070
Florida	292	16,035
Michigan	643	13,416
New Jersey	660	12,539
Washington	354	10,494
Massachusetts	240	8,024
Ohio	454	7,513
Georgia	130	7,074
Indiana	301	6,856
All other U.S. locations	3,430	82,064

Subtotal	10,887	286,497
International obligations	177	27,741

Total	11,064	$314,238

        At September 30, 2008, the public finance insured portfolio contained risks for which the Company estimates an ultimate net loss: an international infrastructure obligation, a healthcare transaction, a waste treatment facility transaction and a sewer revenue refunding warrant. At September 30, 2008, the Company had $88.7 million in case reserves for these transactions, net of reinsurance. Management continually monitors these obligations and adjusts reserves accordingly.

  Asset-backed Insured Portfolio

        The Company insured a wide variety of structured finance securities, including derivatives, which generally were investment grade at origination, typically with low expected loss severity in the event of default. See "—Results of Operations—Fair Value of Credit Derivatives" for a discussion of the Company's credit derivatives in the insured portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the RMBS categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. At September 30, 2008, the Company had $822.5 million in net case reserves for these transactions, on a present value basis, net of anticipated recoveries and reinsurance. See "—Results of Operations—Losses." The Company paid $168.1 million in claims in the asset-backed sector in the third quarter of 2008 and $374.4 for the nine months ended September 30, 2008, net of reinsurance and recoveries.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

         HELOCs:    HELOCs represent 4.8% of total asset-backed par outstanding. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses between 1% and 3% of original par. At underwriting, applying original expected net prepayment speeds, a typical finance company-originated HELOC pool would have sufficient protection to withstand losses of approximately 15% of original par. During the early stages of a number of transactions prepayment speeds exceeded expectations, reducing excess spread available to cover losses. Subsequently, default rates on a number of FSA-insured HELOC pools rose to historically unprecedented levels, resulting in net FSA claim payments of $439.6 million through September 30, 2008. The Company's internal credit rating is below investment grade on ten HELOCs, all of which it projects will sustain losses. At September 30, 2008, the Company projects present value cumulative lifetime net losses of $836.2 million across ten HELOCs, up from $777.8 million across ten HELOCs last quarter. Most of the increase in projected loss was due to FSA's revising its projections of prepayment rates.

         Alt-A Closed-End Second Lien Mortgages:    Alt-A CES mortgages represent 1.2% of total asset-backed par outstanding. CES mortgage transactions insured by FSA are typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, providing over three times coverage. All FSA-insured CES mortgage transactions were rated Triple-A at closing. At September 30, 2008, the Company had reserved $185.9 million for five Alt-A CES transactions, up from $168.3 million for five transactions in the second quarter. Most of this increase was due to FSA revising its projections of prepayment rates. The Company continued to reserve 50% of the projected loss for an Alt-A CES insured by Syncora Guarantee Inc. ("SGI") (formerly XL Capital Assurance), due to its below investment grade rating. No claim payments have been made to date, and FSA does not expect to pay most of this amount until 2036 and thereafter. The Company does not currently expect losses on six insured 2007 transactions with an aggregate net par of $500 million that are wrapped by investment-grade rated monolines.

         Subprime U.S. RMBS:    Subprime U.S. RMBS represent 3.8% of total asset-backed par outstanding. Despite recent internal downgrades, 93.7% of the net par of subprime U.S. RMBS transactions insured by FSA are rated Single-A or better. At origination, typical FSA- insured subprime RMBS transactions contain approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). One 2007 transaction with net par outstanding of $241 million, originally insured at Triple-A, is performing materially worse than the rest of the subprime portfolio, and continued to deteriorate during the third quarter. Management established a new loss reserve of $9.6 million this quarter for this transaction.

         NIM Securitizations:    NIM securitizations represent less than 0.2% of total asset-backed par outstanding. As of September 30, 2008, FSA insures 17 NIMs with an aggregate net par of $214 million. Most of FSA's NIMs ($141 million net) benefit from a first loss policy from Radian Insurance. During the third quarter, management established a loss reserve of $19.6 million against the NIMs as a result of the deteriorating performance of the underlying sub-prime RMBS transactions. Because the projections assume receipt of only $15 million of cash flow from the transactions, estimated losses should not rise by more than that unless Radian and another investment grade third-party indemnitor fail to fulfill their obligations.

        As of September 30, 2008, the Company also estimated a $19.8 million credit impairment on FSA-insured NIM securitizations that are considered derivatives and are marked to market on the Company's financial statements.

         Option Adjustable Rate Mortgages:    Option ARM securitizations represent 2.2% of total asset-backed par outstanding. All FSA-insured Option ARM transactions were originally rated Triple-A and are senior in the capital structure. These transactions are prepaying at moderate speeds and building overcollateralization. Although delinquencies are rising, there are few mortgage loan losses to date. FSA's third quarter cash flow projection resulted in additional internal downgrades and projected losses for six transactions with a net par of $581 million, up from three transactions last quarter with net par of $354 million. At September 30, 2008, the Company reserved $153.1 million for these transactions. The Company internally rates six additional Option ARM transactions (net par $1.85 billion) below investment grade.

         Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represent 1.3% of total asset-backed par outstanding. In a typical Alt-A transaction, FSA is protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination, FSA typically expected pool losses to equal 3%, which assumed a 35% severity rate and 9% foreclosure frequency. All FSA-insured Alt-A first lien exposures were originally rated Triple-A. Continued deterioration in the performance of these transactions led FSA to establish net loss reserves in the third quarter of $56 million on eight transactions with a net par of $984 million. FSA internally rates four additional Alt-A First Lien transactions (net par $264 million) below investment grade.

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

        The Company cedes approximately 23% of its gross par insured to a diversified group of reinsurers, including other monolines. As of November 14, 2008, 59% of FSA's reinsurers were rated Double-A- or higher based on ceded par outstanding at September 30, 2008. Some are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $14.1 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	Ratings as of November 14, 2008				At September 30, 2008
							Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding
					(dollars in millions)
Assured Guaranty Re Ltd.	Aa2		AA		$67.3	$33,713	27%
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2	(1)	AA	(1)	84.1	32,231	26
Radian Asset Assurance Inc.	A3		BBB+		28.6	25,187	20
RAM Reinsurance Co. Ltd	A3		A+		14.3	12,159	10
Syncora Guarantee Inc.	Caa1		BBB-		—	4,797	4
Swiss Reinsurance Company.	Aa2		AA-		8.4	4,281	3
R.V.I. Guaranty Co., Ltd.	A3		A-		—	4,148	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA(1)		5.6	2,717	2
CIFG Assurance North America Inc.	B3		B		10.0	1,977	2
Ambac Assurance Corporation	Baa1		AA		0.2	1,218	1
ACA Financial Guaranty Corporation(2)	NR		CCC		—	949	1
Radian Insurance Inc.	Baa1		BB+		10.0	10	0
Other	Various		Various		1.1	1,556	1

Total					$229.6	$124,943	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
All risks reinsured by ACA Financial Guaranty Corporation are domestic public finance obligations.

        In July 2008, FSA agreed to re-assume all reinsurance ceded to SGR, which consisted of $8.4 billion in outstanding par, in exchange for the June 30, 2008 statutory basis ceded unearned premium, net of its applicable ceding commission, any case basis reserves established at that date and a $35.0 million commutation premium. FSA agreed to cede a portion of this business, approximately $6.4 billion of outstanding par with no outstanding case basis reserves, to SGI, an affiliate of SGR, as of the re-assumption date. Ceded net unearned premiums and future ceded case reserves are secured by collateral then held in a trust. Since SGI was an affiliate of SGR, FSA did not consider the portion of the business bought back from SGR and subsequently ceded to SGI as commuted and as a result did not record any commutation gain on that portion of the business. FSA recorded a commutation gain of $10.0 million on the business it retained, which was recorded in other income in the statement of operations and comprehensive income. In the third quarter 2008, $14.3 million of earned premium related to this commutation.

        In September 2008, FSA agreed to re-assume a portion of the business it ceded to SGI in July for the statutory basis ceded unearned premium, net of its applicable ceding commissions. This resulted in a commutation gain of $10 million, which was recorded in other income in the statement of operations and comprehensive income. In the third quarter of 2008, $1.5 million of earned premium related to this commutation.

        Due to a liquidation order against Bluepoint RE, Limited ("Bluepoint"), FSA is treating all reinsurance ceded to Bluepoint as cancelled as of the date of its liquidation order. The ceded statutory basis unearned premium and case basis reserves with Bluepoint were secured by collateral in a trust and as a result FSA was able to take credit for such balances. Subsequent to September 30, 2008, FSA drew down on a portion of the collateral equal to the net statutory basis unearned premium and case basis reserves. In the third quarter 2008, $9.4 million of earned premium related to this commutation.

        In September of 2008, FSA commuted substantially all its ceded and assumed business with Financial Guaranty Insurance Company ("FGIC"). In the third quarter 2008, $1.2 million of earned premium related to this buy back.

Financial Products Segment

Results of Operations

        The FP segment includes the results of operations of the GIC Subsidiaries and consolidated VIEs. Management's analysis of the FP segment is primarily based on FP Segment NIM, a non-GAAP measure. See "—Non-GAAP Measures—FP Segment NIM."

Financial Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net interest income from financial products segment	$165.8	$288.4	$523.5	$800.0
Net realized gains (losses) from financial products segment	(417.4)	0.1	(1,459.8)	1.9
Net realized and unrealized gains (losses) on derivative instruments	25.2	(44.1)	181.6	(11.9)
Net unrealized gains (losses) on financial instruments at fair value	302.9	10.1	876.7	16.4
Other income	4.2	3.1	10.7	10.7

Total Revenues	80.7	257.6	132.7	817.1
Net interest expense from financial products segment	(182.1)	(260.0)	(608.7)	(750.1)
Foreign exchange gains (losses) from financial products segment	15.5	(13.3)	(1.1)	(43.9)
Other operating expenses	(5.0)	(7.2)	(8.3)	(20.8)

Total Expenses	(171.6)	(280.5)	(618.1)	(814.8)
Income (loss) before income taxes	(90.9)	(22.9)	(485.4)	2.3

GAAP income to operating earnings adjustments	(102.4)	41.1	11.5	51.0

Pre-tax segment operating earnings	$(193.3)	$18.2	$(473.9)	$53.3

         2008 vs. 2007:    The decrease in the FP Segment NIM was driven primarily by economic OTTI charges on the FP Investment Portfolio.

Reconciliation of Total NIM to Non-GAAP FP Segment NIM

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net interest income from financial products segment	$165.8	$288.4	$523.5	$800.0
Net realized gains (losses) from financial products segment	(417.4)	0.1	(1,459.8)	1.9
Net realized and unrealized gains (losses) on derivative instruments	25.2	(44.1)	181.6	(11.9)
Net unrealized gains (losses) on fair valued financial instruments from financial products segment	302.9	10.1	876.7	16.4
Net interest expense from financial products segment	(182.1)	(260.0)	(608.7)	(750.1)
Foreign exchange gains (losses) from financial products segment	15.5	(13.3)	(1.1)	(43.9)

Total NIM(1)	(90.1)	(18.8)	(487.8)	12.4
Intersegment income	4.3	3.7	10.9	12.0
Non-operating fair value adjustments	(96.4)	32.8	11.9	43.7

FP Segment NIM	$(182.2)	$17.7	$(465.0)	$68.1

(1)
Excludes other operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
NIM generated by FP Investment Portfolio and GICs	$(182.7)	$16.4	$(467.6)	$64.9
NIM generated by VIEs	0.5	1.3	2.6	3.2

FP Segment NIM	$(182.2)	$17.7	$(465.0)	$68.1

        The Company is subject to an investigation by the Department of Justice and the SEC of bid-rigging of awards of municipal GICs. In the second and third quarters of 2008, purported class action law suits and other civil actions were commenced related to the subject of these investigations, naming as defendants a large number of financial institutions, including the Company. See Part II, "Item 1. Legal Proceedings."

        The following table summarizes the components of the fair-value adjustments included in the results of operations of the FP segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
REVENUES:
Net interest income from financial products segment:
Fair-value adjustments on FP segment investment portfolio	$43.1	$—	$50.7	$—
Fair-value adjustments on FP segment derivatives	(46.1)	—	(52.9)	—

Net interest income from financial products segment	$(3.0)	$—	$(2.2)	$—

Net realized gains (losses) from financial products segment:
Fair-value adjustments attributable to impairment charges in FP investment portfolio	$(417.5)	$(11.1)	$(1,459.9)	$(11.1)

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(1)	$25.2	$(44.1)	$181.6	$(11.9)

Net unrealized gains (losses) on financial instruments at fair value:
FP segment:
Assets designated as trading portfolio	$2.8	$10.1	$(91.5)	$16.4
Fixed rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	39.5	—	(55.2)	—
Fair-value adjustments attributable to the Company's own credit risk	260.6	—	1,023.4	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	$302.9	$10.1	$876.7	$16.4

EXPENSES:
Net interest expense from financial products segment:
Fair-value adjustments on FP segment debt	$—	$112.3	$—	$0.1
Fair-value adjustments on FP segment derivatives	—	(134.0)	—	1.5

Net interest expense from financial products segment	$—	$(21.7)	$—	$1.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FP Investment Portfolio	$(480.0)	$(269.4)	$(1,613.3)	$(333.4)
VIE Investment Portfolio	(42.9)	11.7	(42.7)	11.4

Total other comprehensive income (loss), net of tax	$(522.9)	$(257.7)	$(1,656.0)	$(322.0)

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

Financial Products PV NIM Originated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
PV NIM originated	$0.6	$35.1	$0.6	$84.6

FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

Carrying Value of Assets
in the FP Segment

	September 30, 2008	December 31, 2007
	(in millions)
FP Investment Portfolio	$12,016.6	$18,065.0
VIE Investment Portfolio(1)	1,091.4	1,148.2

Total	$13,108.0	$19,213.2

    (1)
    After intra-segment eliminations.

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.

FP Segment Debt

        The following table shows the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type

	September 30, 2008	December 31, 2007
	(in millions)
GIC debt:
Municipal	$6,696.7	$7,477.9
Non-municipal GICs:
CDOs of ABS GICs	5,136.2	6,099.8
Pooled corporate and CLO structured GICs	4,313.9	4,404.0
Other non-municipal GICs	836.5	786.2

Total non-municipal GICs	10,286.6	11,290.0

Total GIC debt	16,983.3	18,767.9
VIE debt	2,424.4	2,494.9

Total par value of FP segment debt	$19,407.7	$21,262.8

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

        Effective January 1, 2008, the Company elected to account for certain fixed rate FP segment debt at fair value under the fair value option in accordance with SFAS 159. The fair value option was elected to reduce volatility in income on fixed rate debt that is converted to floating U.S. dollar denominated debt through the use of derivatives. The fair value option allows the fair value adjustment on debt to be offset with the fair value on derivatives economically hedging interest and foreign exchange risk. All of the FP segment debt carried at fair value was categorized as Level 3 in the SFAS 157 fair value hierarchy.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        The table below shows other operating expenses with and without compensation expense related to the Company's DCP and SERP obligations. These expenses are substantially offset by the fair-value adjustments of the assets held to defease the plan obligations, which amounts are reflected in other income.

Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Amortization of previously deferred underwriting expenses and reinsurance commissions	$19.0	$13.6	$51.4	$47.6

Other operating expenses	48.4	68.6	83.1	190.4
Underwriting expenses deferred	(9.6)	(37.8)	(19.0)	(108.3)
Financial products other operating expenses	8.3	4.6	10.1	12.9
Reinsurance commissions written, net	23.0	(25.1)	(6.9)	(55.7)
Reinsurance commissions deferred, net	(23.0)	25.1	6.9	55.7

Other operating expenses, excluding DCPs/SERPs	47.1	35.4	74.2	95.0
DCP/SERP expenses	(7.0)	(1.9)	(18.4)	7.5

Total other operating expenses	40.1	33.5	55.8	102.5

Total expenses	$59.1	$47.1	$107.2	$150.1

        The third-quarter increases in other operating expenses and amortization of deferred policy acquisition costs resulted primarily from a payment to a third party under a tax benefit sharing agreement, increased liquidity facility fees payable to Dexia, charges related to the exit from the asset-backed business and lower expense deferral rates.

Taxes

        For the first nine months of 2008 and 2007, the Company's effective tax rate benefit was 34.8% and 219.2%, respectively. The 2008 effective tax rate reflects a lower than expected benefit of 35% due to the establishment of valuation allowance of $72.8 million, offset by benefits from tax-exempt interest income and the tax-exempt fair value adjustments related to the Company's committed preferred securities. The 2007 rate differs from the statutory rate of 35% due primarily to tax-exempt interest. The 2007 rate reflects an unusually high benefit due to the disproportionate low amount of pre-tax income to tax-exempt interest.

        At September 30, 2008, the Company had a net deferred tax asset of $1.8 billion, primarily attributable to a $1.4 billion tax benefit from unrealized losses on bonds in the FP Investment Portfolio, a $0.3 billion tax benefit from unrealized losses on credit derivatives in the insured portfolio, and $0.1 billion in net operating loss carryforward ("NOL"), partially offset by the Company's deferred tax liability and a valuation allowance.

        A valuation allowance is required when it is more likely than not that a portion or all of a deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset will depend on the Company's ability to generate sufficient taxable income of appropriate character (i.e., ordinary income versus capital gains) within the carryback and carryforward periods available under the tax law.

        The Company's management has concluded that as of September 30, 2008, it is more likely than not that all of the benefit of the deferred tax assets will be realized except for a valuation allowance of $72.8 million, based on the following factors:

  1.
  The Company's unrealized losses in the FP Investment Portfolio, if realized, would trigger capital losses which could only be offset against capital gains. Capital losses could be carried back for up to three years to offset capital gains realized in the prior three years and then carried forward for up to five years. Compelling negative evidence exists if the Company were required to sell some or all of the securities of the FP Investment Portfolio, since there would be no assurance that the Company could generate sufficient capital gains to offset these capital losses. However, the Company has the intent and ability to hold investments in the FP Investment Portfolio to maturity. More specifically, based on its analysis, the Company has determined that it is capable, if necessary, of holding to maturity all investments in the FP Investment Portfolio whether or not impaired. Included in the Company's ability to hold analysis is the $5 Billion Line of Credit, which provides positive evidence that the Company has not only the intent, but the liquidity resources to hold the FP Investment Portfolio to maturity. As the investments mature, the par amount of the investments will be realized except for credit impairment and over time the deferred tax asset will reverse. As of September 30, 2008, the Company estimated that approximately $311.0 million of credit impairment could ultimately result in capital losses. The Company does not believe it could generate sufficient capital gains in the future to offset all the capital losses and, accordingly, established a valuation allowance of $72.8 million.

  2.
  The $300 million tax benefit from unrealized losses on credit derivatives and the $100 million in NOL would be realizable against future ordinary income. Negative evidence includes the uncertainty of selling financial guaranty policies in the future as well as the stability of the Company's credit rating from the perspective of the three principal rating agencies. However, the Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating to approximately $3.3 billion as of September 30, 2008. Even with the uncertainty of future business and the stability of the Company's credit rating, future premium revenues, coupled with investment income less expenses, are expected to be more than sufficient to offset any reasonably possible amount of losses, including credit derivative losses. The Company's loss reserves represent the discounted value of future claims. Therefore, except for the accretion of losses to the undiscounted future value, the Company does not anticipate any significant additional loss trends. The Company expects future loss accretion of about $339 million. In addition, except for true credit losses, mark-to-market losses from its CDS contracts will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will reverse. To the extent that true credit losses increase, the related mark-to-market losses will not reverse and the Company will have more of a need to offset these losses against future ordinary income.

  3.
  The Company has never allowed net operating losses, capital losses, tax credits, or other tax benefits to expire unutilized. It expects that appropriate tax planning will allow it to maintain this performance record.

        The Company treats its CDS contracts as insurance contracts for U.S. tax purposes. The current federal tax treatment of CDS contracts is an unsettled area of tax law. Market participants are generally treating CDS contracts for tax purposes as one of four possibilities: (a) notional principal contract ("NPC") derivative instruments, (b) guarantees, (c) insurance contracts, or (d) capital assets. The Company believes that it is more likely than not that its CDS contracts are either NPC or insurance contracts. Both receipts and payments arising from NPC and insurance contracts are characterized as ordinary income (although a termination of a CDS contract as an NPC may be treated as a capital transaction). Although the Company believes it is properly treating potential losses on its

CDS contracts as ordinary, there are no assurances that the Internal Revenue Service ("IRS") will agree with the Company. Should the IRS disagree with the Company and characterize such losses, if any, as capital losses, the Company's ability to realize a related tax asset would be more limited, possibly leading to a reduction or elimination of the related deferred tax asset.

Exposure to Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer and reinsurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	At September 30, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Par Outstanding(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(in millions)
Assured Guaranty Re Ltd	$997	$33,713	$84.2	$194.1
Radian Asset Assurance Inc.	97	25,187	1.9	257.6
RAM Reinsurance Co. Ltd.	—	12,159	—	—
Syncora Guarantee Inc.	1,444	4,797	33.7	365.0
CIFG Assurance North America Inc.	199	1,977	25.9	100.6
Ambac Assurance Corporation	5,055	1,218	621.6	905.3
ACA Financial Guaranty Corporation	20	949	—	—
Financial Guaranty Insurance Company	5,513	282	386.0	394.3
MBIA Insurance Corporation	4,198	—	582.7	824.4

Total	$17,523	$80,282	$1,736.0	$3,041.3

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding.

(2)
Based on amortized cost, which would include write-down of securities that were deemed to be OTTI.

Exposures to Monolines
and Ratings of Underlying Risks

	At September 30, 2008
	Insured Portfolio(1)		Investment Portfolio
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(4)	$997	$33,713	$84.2	$194.1
Triple-A	—%	6%	2%	—%
Double-A	10	40	—	22
Single-A	27	36	81	71
Triple-B	22	16	17	—
Below Investment Grade	41	2	—	7
Radian Asset Assurance Inc.
Exposure(4)	$97	$25,187	$1.9	$257.6
Triple-A	4%	8%	—%	—%
Double-A	—	42	100	—
Single-A	14	39	—	—
Triple-B	57	10	—	—
Below Investment Grade	25	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$12,159	$—	$—
Triple-A	—%	14%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	11	—	—
Below Investment Grade	—	2	—	—
Syncora Guarantee Inc.
Exposure(4)	$1,444	$4,797	$33.7	$365.0
Triple-A	29%	—%	—%	2%
Double-A	—	12	17	—
Single-A	24	37	80	13
Triple-B	24	51	—	71
Below Investment Grade	23	—	—	14
Not Rated	—	—	3	—
CIFG Assurance North America Inc.
Exposure(4)	$199	$1,977	$25.9	$100.6
Triple-A	—%	2%	—%	—%
Double-A	2	27	—	26
Single-A	9	36	100	30
Triple-B	89	31	—	—
Below Investment Grade	—	4	—	44
Ambac Assurance Corporation
Exposure(4)	$5,055	$1,218	$621.6	$905.3
Triple-A	6%	—%	—%	16%
Double-A	41	8	41	6
Single-A	33	37	54	32
Triple-B	13	55	4	38
Below Investment Grade	7	—	1	8

	At September 30, 2008
	Insured Portfolio(1)		Investment Portfolio
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)
ACA Financial Guaranty Corporation
Exposure(4)	$20	$949	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	65	73	—	—
Single-A	—	26	—	—
Triple-B	10	1	—	—
Below Investment Grade	25	—	—	—
Financial Guaranty Insurance Company
Exposure(4)	$5,513	$282	$386.0	$394.3
Triple-A	—%	—%	—%	—
Double-A	32	—	32	2
Single-A	57	100	65	38
Triple-B	9	—	3	45
Below Investment Grade	2	—	—	15
MBIA Insurance Corporation
Exposure(4)	$4,198	$—	$582.7	$824.4
Triple-A	—%	—%	—%	—%
Double-A	53	—	45	27
Single-A	13	—	48	20
Triple-B	34	—	5	39
Below Investment Grade	—	—	2	14

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's.

(4)
Represent par balances for the insured portfolios and amortized cost for the investment portfolios.

Liquidity and Capital Resources

FSA Holdings Liquidity

        At September 30, 2008, FSA Holdings had cash and investments of $35.2 million available to fund the liquidity needs of its separate holding company operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its receipt of dividends from FSA and FSA's repurchase of its own shares from FSA Holdings. In 2008, Dexia Holdings contributed $800.0 million of capital to FSA Holdings. In the third quarter of 2008, FSA issued a surplus note to FSA Holdings in exchange for $300 million.

        FSA Holdings paid no dividends in the third quarter and paid dividends of $33.6 million in the nine months ended September 30, 2008. In 2007, FSA Holdings paid $30.5 million in the three months ended September 30, 2007 and $91.5 million in the nine months ended September 30, 2007.

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

FSA's Liquidity

        In its financial guaranty business, premiums, credit derivative fees and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. FSA's primary uses of funds are to pay operating expenses and dividends to its parent FSA Holdings, and pay claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. Before exiting the ABS business, FSA sought to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources. Insurance policies issued by FSA guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured by FSA may not be accelerated by the holder of the obligation but are paid by FSA in accordance with the obligation's original payment schedule or, at FSA's option, on an accelerated basis. Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. FSA has not drawn on any alternative sources of liquidity to meet its obligations in 2008 and 2007. In prior years, the Company has refinanced certain transactions using funds raised through its GIC Subsidiaries.

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

        As of September 30, 2008, there was $65.5 billion in net par outstanding for pooled corporate CDS. As of that date, approximately 50% of the obligations insured by the Company in CDS form were funded CDOs and 50% were synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

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

  •
  Synthetic CDOs:  In the area of pooled corporate synthetic CDOs, where the Company's credit exposure is typically set at "Super Triple-A" levels at origination, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and, (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs.

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2007, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following September 30, 2008 is approximately $130.0 million. FSA paid $10.0 million in dividends in the third quarter of 2008 and no dividends in 2007.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased $70.0 million of shares of its common stock during the first nine months of 2008, and retired the shares. However, as the amounts paid for repurchases may not exceed cumulative statutory earnings from January 1, 2006 through the end of the prior quarter, FSA will not be able to make repurchases during the fourth quarter. FSA repurchased shares of its common stock from FSA Holdings totaling $180.0 million in 2007 and $100.0 million in 2006, respectively, and retired such shares.

        Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term competitive position and prospects for future business opportunities as well as its results of operations and financial condition. Credit ratings are an important component of a financial institution's ability to compete in the financial guaranty market.

  Potential Liquidity Impact of Leveraged Leases

        A defeased, leveraged lease transaction (a "Leveraged Lease Transaction") transfers the tax benefits from a tax-exempt entity, such as a transit agency (lessee) to a tax-paying entity (lessor) by transferring ownership of a depreciable asset, such as subway cars, to the lessor. The municipality (lessee) remains the primary user of the asset. In 2004, Congress amended the internal revenue code to expressly prohibit tax benefits derived from such Leveraged Lease Transactions.

        In Leveraged Lease Transactions, the lessor typically financed the purchase of the assets through a combination of equity and debt with the taxpayer (lessor) providing the equity and sharing the benefits of the arrangement with the municipality (lessee). The lessor, to minimize credit exposure to the municipality, required that the lessee interpose a highly rated payment agent to be responsible for the lease payments. Typically the lessee prepays the lease obligation by making a deposit with a payment undertaking agent in consideration for its agreement to make scheduled lease payments, including the purchase option price due at the maturity of the lease, on the lessee's behalf.

        However, there are also events of early termination of the lease that require payments not covered within the lease payment schedule. To minimize credit exposure to the lessee municipality, the equity investor typically required that the early termination payment be guaranteed by a highly rated entity. This protection is referred to as "strip coverage" and requires payment of the portion of the termination payment not included in the ordinary payment schedule if the lessee fails to make such payment when due. The Company views this risk as municipal or government risk because the lessees are all credit worthy municipal entities, such as NY Metropolitan Transportation Authority, leasing essential equipment, such as subway cars.

        The Company has strip par exposure of approximately $2.7 billion spread over 45 public entities. The Company's strip exposure includes $2.0 billion related to U.S. municipalities and $ 0.7 billion related to European lessees. The exposure is long dated and is expected to amortize over the next 33 years. In the event an early termination event is triggered and the lessee cannot meet its contractual obligation, the Company would be obligated to make such payments and seek reimbursement from the lessee. The standard financing terms of such reimbursement are Prime + 3%, so there is a financial incentive for the creditworthy lessee to finance an early termination payment if one became necessary.

        Each of the following events may lead to an early termination of a lease:

  •
  equity payment undertaker or strip coverage provider is downgraded (with most events triggered by a rating below AA-) and not replaced by the lessee in accordance with lease terms and conditions. In certain cases the lessee could prevent such early lease termination event by posting collateral.. Due to current market conditions, however, few financial institutions have the required ratings and they may be unwilling to fulfill the responsibilities of replacement equity payment undertaker or strip provider;

  •
  bankruptcy of lessee;

  •
  destruction of equipment together with inadequate property insurance; or

  •
  non-compliance with covenants and technical requirements.

        The lessee is obligated to find a replacement within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand for a termination payment from the lessee. However, even in the event of a termination of the lease, there would not necessarily be an automatic draw on FSA's policy, as this would only occur to the extent the lessee is unable to make the required termination payment.

        AIG International Group, Inc. ("AIG"), a frequent equity payment undertaker, was recently downgraded. FSA participated as the strip provider in 33 transactions where AIG acted as the equity payment undertaker. With a current rating of A-/A3, AIG has reached the rating trigger on each of the 33 transactions. The lessee is required in 29 of the 33 transactions to replace AIG; to the extent that it cannot, there is a termination of the lease, and the lessee is unable to pay, FSA could face a liquidity draw on its policies of up to $719 million if all 29 lessees default. In four transactions the lessee is not required to replace AIG, so long as AIG posts and maintains the required amount of collateral. It is management's understanding that AIG is posting the required type and amount of collateral in respect of the $412 million of par associated with these transactions.

        As strip provider, a downgrade of FSA's credit rating could also provoke early termination of the lease:

  •
  if FSA is downgraded to AA+ or Aa1 it would be exposed to an aggregate gross exposure of approximately $74 million;

  •
  if its ratings fell to AA or Aa2, it would be exposed to an aggregate gross exposure of approximately $293 million;

  •
  if its ratings fell to AA- or Aa3, it would be exposed to an aggregate gross exposure of approximately $985 million;

  •
  if its ratings fell to A+ or A1, it would be exposed to an aggregate gross exposure of approximately $2,562 million; and

  •
  if its ratings fell to below A+ or A1, it would result in the lessee having to replace FSA on the full amount of its domestic leveraged lease strip exposure (approximately $2.0 billion) and international lease exposure (approximately $0.7 billion), of which AIG's exposure represents a portion.

Therefore if an early termination occurs as a result of the AIG downgrade, a subsequent FSA downgrade would have no incremental effect.

        It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. The maximum amount of such claims is discussed above. Because of the high interest rates due on a draw on FSA's policy and the possible loss of the use of the equipment, the municipal lessees should have an incentive to make payments themselves to the lessors. But in the current market environment it may be costly or even impossible for some lessees to fund the termination amounts on a timely basis. Moreover, the lessees may seek assistance from the United States Department of the Treasury to avoid or mitigate such payments. The Company is unable to determine the likelihood of such assistance.

  Sources of Liquidity

        Management believes that FSA's expected operating liquidity needs over the next 12 months can be funded from its operating cash flow. The Company's primary sources of liquidity available to pay claims on a short- and long-term basis are cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and capital market transactions. FSA's ability to fund short- and long-term operating cash flow is also dependent on factors outside management's control such as general credit and liquidity conditions within the market.

        FSA has a liquidity facility for $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 and AA-, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 and BBB-, any outstanding loans become due and payable. At September 30, 2008, there were no borrowings under this arrangement, which expires on April 21, 2011, if not extended.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,628.0 million at September 30, 2008. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015 and contains an annual renewal provision, commencing April 30, 2008, subject to approval by the banks. A ratings downgrade of FSA would result in an increase in the commitment fee. No amounts have been utilized under this commitment at September 30, 2008.

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

FP Segment Liquidity

        In its FP segment, the Company relies on net interest income to fund its net interest expense and operating expenses. The FP segment business model presumed that operating cash flow and the maturity of its investments would provide sufficient liquidity to pay its obligations. However, lower prepayment rates on mortgage-backed bonds have reduced cash flow from investments. In addition FSA-insured GICs subject the Company to risk associated with unscheduled withdrawals of principal allowed by the terms of the GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn earlier than expected upon a payment default by the municipal issuer. Construction fund GICs usually have withdrawal schedules based on expected construction funding requirements, but may be drawn earlier than expected when construction of the underlying municipal project does not proceed as expected. The majority of non-municipal GICs insured by FSA are purchased by issuers of credit-linked notes that provide credit protection with respect to structured finance CDOs. These issuers of credit linked-notes typically sell credit protection by entering into a CDS referencing specified asset-backed or corporate obligations. Such GICs may be drawn earlier than expected to fund credit protection payments due by the credit-linked note issuer under the related CDS or upon an acceleration of the related credit-linked notes following a transaction event of default.

        Recent developments with respect to CDOs of ABS have resulted in material early draws on GICs associated with these transactions. At September 30, 2008, $447.0 million of CDO of ABS GICs had been terminated due to an event of default in the CDOs of ABS transaction and subsequent liquidation of the assets of the CDO. Subsequent to September 30, 2008, a $294.1 million CDO of ABS GIC was terminated due to an event of default in the CDOs of ABS transaction and a subsequent liquidation of the assets of the CDO. In addition, $849.1 million of pooled corporate CDO GICs were terminated due to an event of default caused by the bankruptcy of Lehman Brothers Holdings Inc., which was the guarantor of the CDS protection buyer in those transactions.

        The Company manages the risk of unscheduled withdrawals with regular surveillance of the GIC agreements including review of past activities, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risks. GICs can be categorized according to their potential for unscheduled withdrawals of principal, as follows: contingent draw GICs which may be drawn earlier than expected due to credit deterioration; full flex GICs which allow withdrawals only for permitted purposes defined in the governing indentures; and fixed draw GICs which can not be drawn earlier than scheduled. Fixed draw GICs include capitalized interest fund GICs which pay interest on an underlying bond issue during the construction phase of a project and escrow fund GICs which defease a future obligation. The following table shows GIC principal balances, in millions, categorized according to potential for unscheduled withdrawals.

	At September 30, 2008		At December 31, 2007
	Principal Balance	Number of withdrawals	Principal Balance	Number of withdrawals
	(dollars in millions)
Contingent Draw:
CDOs of ABS	$5,136.2	53	$6,099.8	56
Corporate CDOs	4,313.9	125	4,404.1	130
Debt service reserve fund	2,359.5	268	2,535.8	264
Other	311.1	10	606.7	17

Subtotal	12,120.7	456	13,646.4	467
Full Flex:
Construction funds	2,928.2	63	3,330.2	90
Other	492.6	110	415.7	107

Subtotal	3,420.8	173	3,745.9	197
Fixed Draw:
Escrow	708.8	13	705.4	13
Capitalized interest	311.3	18	255.1	16
Other	421.7	11	415.1	10

Subtotal	1,441.8	42	1,375.6	39

Total	$16,983.3	671	$18,767.9	703

        The Company's GIC business has been increasing its liquidity resources in anticipation of further draws on CDO of ABS GICs. The ability to access additional funding through the issuance of GICs has been hampered by a material reduction in new GIC issuances during the third quarter of 2008. Absent a resumption of new GIC issuances, the GIC Subsidiaries may be required to access repurchase facilities or liquidity lines or dispose of investment assets to satisfy liquidity requirements.

        Dexia Crédit Local and Dexia Bank Belgium provide the $5 Billion Line of Credit to FSAM to address FP segment liquidity requirements under a revolving credit agreement dated as of June 30, 2008. Dexia Crédit Local subsequently assigned an 88% fractional interest in its obligations under the facility to Dexia Bank Belgium. The $5 Billion Line of Credit has a continually rolling five year term, subject to termination by Dexia Crédit Local or Dexia Bank Belgium upon five years notice. FSA guarantees the repayment of borrowings under the facility. As of September 30, 2008 there were no borrowings under the $5 Billion Line of Credit. As of November 14, 2008, the Company had drawn $550 million under the $5 Billion Line of Credit.

        In addition, on November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP business. On that date, FSA Holdings, FSA and Dexia Holdings entered into a Capital Commitment Agreement. Pursuant to the Capital Commitment Agreement, Dexia Holdings agreed to provide capital contributions to FSA Holdings in amounts of up to $500 million in the aggregate. The capital contributions will equal the economic losses on assets owned by FSAM for which OTTI has been determined in accordance with the Company's accounting principles for the quarter ending immediately prior to the contribution date, less certain realized tax benefits arising from those economic losses. Upon receipt of a capital contribution from Dexia Holdings, the Company will make a capital contribution to FSAM of an equivalent amount. Dexia Crédit Local has committed to loan, contribute or otherwise convey to Dexia Holdings all amounts needed by Dexia Holdings to make the capital contributions to the Company. In the quarter ended September 30, 2008, FP projected incremental present value economic losses of $207.8 million in excess of the $316.5 million pre-tax amount incurred in the second quarter 2008. The incremental losses would result in a capital contribution of $207.8 million to FSAM during the fourth quarter of 2008.

        The second agreement entered into on November 13, 2008 was a Global Master Securities Lending Agreement (the "Securities Lending Agreement") between Dexia Crédit Local, FSAM, FSA and FSA Insurance Company ("FSAIC"), under which Dexia Crédit Local agrees to lend FSAM up to $3.5 billion (based upon market value, and subject to reduction as described below) of securities eligible to act as collateral for GICs. As collateral for this loan, FSAM will post securities of the same market value but that are generally ineligible to act as collateral for GICs. FSAM may only draw on the facility in the event of a downgrade of FSA to below Aa3 by Moody's or AA- by S&P. The Securities Lending Agreement has a continually rolling five year term, which becomes a fixed five year term upon notice from Dexia Crédit Local. In addition, Dexia Crédit Local can terminate the Agreement (subject to FSAM's consent, not to be unreasonably withheld) if FSAM enters into an alternative liquidity or credit enhancement agreement that serves to make the Securities Lending Agreement unnecessary or redundant. In no case will the term exceed seven years. FSA, FSAM and FSAIC have agreed to use their best efforts to obtain insurance regulatory approval for alternative facilities that would allow FSA and FSAIC to (a) purchase up to $1 billion in municipal securities from FSAM and (b) provide up to $1.5 billion in financing to FSAM in exchange for other assets held by FSAM. If the required approvals are obtained, FSAM would be required to utilize such facilities prior to requesting loans from Dexia Crédit Local under the Securities Lending Agreement and the amount of Dexia Crédit Local's commitment would be reduced by an amount equal to 90% of the financing that FSAM could thereby obtain from FSA and FSAIC. FSA is providing a guarantee of FSAM's payment obligations under the Securities Lending Agreement.

        Also on November 13, 2008, FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Pledge and Intercreditor Agreement (the "Pledge Agreement"). Pursuant to the Pledge Agreement, Dexia Crédit Local and Dexia Bank Belgium will be provided a subordinated lien on the assets of FSAM to secure borrowings by FSAM under the $5 Billion Line of Credit between FSAM and Dexia Crédit Local entered into as of June 30, 2008. FSA has an existing security interest in the same collateral, which is given priority over the new lien under the Pledge Agreement. Any assets that FSAM transfers to the GIC Subsidiaries under existing intercompany agreements for use as collateral under secured GICs or that FSAM transfers to its derivative or repurchase agreement counterparties are excluded from the liens in favor of FSA, Dexia Crédit Local and Dexia Bank Belgium.

        Credit ratings are an important component of a financial institutions' ability to compete in the derivative, investment agreement and structured transaction markets. If FSA were downgraded, the

Company may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing additional liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in a significant amount of additional collateral to be posted. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. As of September 30, 2008, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.9 billion of GICs and the need to post collateral to GICs with a balance of $15.9 billion. Each GIC contract stipulates the types of securities that are eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash collateral to, typically, 108% for ABS. Assuming an average margin of 105%, the market value of required collateral would be $16.8 billion. The market value of the FP Investment Portfolio and cash held at September 30, 2008 of $12.5 billion along with liquidity resources available under the $5 Billion Line of Credit were sufficient to meet the GIC withdrawal and collateralization requirements as of September 30, 2008. Further deterioration in the market value of the FP Investment Portfolio or ratings downgrades could result in the FP business having inadequate market value of securities eligible to be pledged as collateral in the event of an FSA downgrade.

        Certain notes held by FSA Global Funding Limited ("FSA Global") contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its own debt issuances that relate to such notes, it entered into several liquidity facilities with Dexia for $419.4 million. The notes held by FSA Global benefit from a liquidity facility with XL Insurance Ltd. for $341.5 million.

Cash Flow

        The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. The following table summarizes cash flow from operations, investing and financing activities at the FSA Holdings consolidated level.

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash provided by (used for) operating activities	$366.6	$154.7
Cash provided by (used for) investing activities	1,325.3	(2,124.5)
Cash provided by (used for) financing activities	(1,177.1)	1,985.2
Effect of changes in foreign exchange rates on cash balances	(3.5)	1.0

Net (decrease) increase in cash	511.3	16.4
Cash at beginning of period	26.6	32.5

Cash at end of period	$537.9	$48.9

  Cash Flow from Operations

        The primary source of the fluctuations in cash flow from operations between the nine months ended September 30, 2007 and September 30, 2008 was the purchase of bonds in the trading portfolio in 2007, which is included in cash flows from operations. Excluding these trading portfolio purchases, cash flow was $371.1 million in 2007. In 2008, cash flow from the Financial Guaranty segment was positive, despite losses paid, due to strong originations in the first half and net investment income received.

        Net investment income from the General Investment Portfolio has increased compared to the first half of 2008 largely due to increased investment balances arising from premiums received plus capital contributions received in 2008. Investment income related to assets acquired in refinancing transactions have declined as those assets pay down or are sold. Operating expenses increased compared to third quarter 2007, due primarily to cash outflows to Dexia for liquidity facility fees and to third parties related to a tax benefit sharing agreement. Net cash flow from FP segment interest increased from 2007 to 2008.

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

        The decrease in cash from financing activities is primarily the result of a decline in new GIC issuances resulting from a slowdown in the GIC market as well as an increase in repayment of FP segment debt, offset in part by $800.0 million of capital contributions from Dexia Holdings.

Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	At September 30, 2008
	Financial Guaranty Segment				FP Segment Investment Portfolio
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,378.4	$5,232.4	$—	$—	$15,058.8	$11,158.2	$1,129.7	$1,084.2	$21,566.9	$17,474.8
Equity securities	1.4	0.8	—	—	—	—	—	—	1.4	0.8
Short-term investments	609.8	608.4	—	—	600.0	600.0	7.2	7.2	1,217.0	1,215.6
Trading portfolio	—	—	—	—	302.5	258.4	—	—	302.5	258.4
Assets acquired in refinancing transactions	—	—	190.1	184.7	—	—	—	—	190.1	184.7
Cash	30.5	30.5	—	—	507.4	507.4	—	—	537.9	537.9

Total	$6,020.1	$5,872.1	$190.1	$184.7	$16,468.7	$12,524.0	$1,136.9	$1,091.4	$23,815.8	$19,672.2

	At December 31, 2007
	Financial Guaranty Segment				FP Segment Investment Portfolio
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,891.6	$5,054.6	$—	$—	$17,215.1	$15,796.5	$1,119.4	$1,139.6	$23,226.1	$21,990.7
Equity securities	40.0	39.9	—	—	—	—	—	—	40.0	39.9
Short-term investments	96.3	97.4	—	—	1,918.7	1,918.7	8.6	8.6	2,023.6	2,024.7
Trading portfolio	—	—	—	—	337.2	349.8	—	—	337.2	349.8
Assets acquired in refinancing transactions	—	—	225.7	231.8	—	—	—	—	225.7	231.8
Cash	24.6	24.6	—	—	2.0	2.0	—	—	26.6	26.6

Total	$5,052.5	$5,216.5	$225.7	$231.8	$19,473.0	$18,067.0	$1,128.0	$1,148.2	$25,879.2	$24,663.5

(1)
Management believes the balances in the VIE Investment Portfolio and assets acquired under refinancing transactions are beyond the reach of the Company and its creditors.

        The Company includes, in its long-term bond portfolios, variable rate demand notes ("VRDNs") and ARS. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. ARS are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. VRDNs totaled $269.7 million at September 30, 2008 and $224.3 million at December 31, 2007. The Company did not hold any ARS at September 30, 2008 or December 31, 2007. At September 30, 2008, VRDNs consisted of obligations backed by municipal obligors. For management purposes, VRDN have been managed as short-term investments, although recent failures in the ARS market have raised questions about the liquidity of VRDNs.

        In the second quarter of 2008, the Company recorded $38.0 million in OTTI on its investment in SGR preferred stock. In the third quarter of 2008, the Company sold this investment, recognizing a $1.9 million gain. The realized loss was $36.1 million for the nine months ended September 30, 2008. In the third quarter of 2008, the Company recorded an OTTI charge of $5.9 million on its investment in Lehman Brothers Holdings Inc. corporate bonds.

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

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In the FP Investment Portfolio, after-tax unrealized losses of $2,535.4 million at September 30, 2008 were recorded in other comprehensive income and primarily resulted from the general widening of credit spreads in the mortgage-backed and asset-backed securities markets. After-tax fair value adjustments on FP's portfolio of assets designated as trading were gains of $1.8 million for the three months ended September 30, 2008, and losses of $59.5 million for the nine months ended September 30, 2008, and were recorded in the consolidated statements of operations and comprehensive income.

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed-Income Securities by Rating(1)

Rating	At September 30, 2008
AAA	54.3%
AA	18.7
A	9.1
BBB	8.0
Below investment grade	9.9

Total	100%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at September 30, 2008. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and future adverse rating actions on these securities may occur.

        The FP Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments"). Of the bonds included in the FP Investment Portfolio at September 30, 2008, 4.4% were rated Triple-A by virtue of insurance provided by FSA. As of that date, 99% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA insurance, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio, 19% were insured by other monoline guarantors.

Summary of FP Investment Portfolio

	At September 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
FP Investment Portfolio:
Taxable bonds	$15,361.3	$11,416.6	$17,552.3	$16,146.3
Short-term investments	600.0	600.0	1,918.7	1,918.7

Total FP Investment Portfolio	$15,961.3	$12,016.6	$19,471.0	$18,065.0

FP Investment Portfolio by Security Type

	At September 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$10,606.5	$7,358.8	$13,016.0	$11,714.6
Agency RMBS(1)	1,387.4	1,354.5	1,064.3	1,058.2
U.S. Municipal bonds	574.5	496.4	556.2	555.4
Corporate(2)	829.0	700.9	858.9	869.0
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	434.6	314.1	471.0	431.6
Other (primarily asset backed)	1,529.3	1,191.9	1,585.9	1,517.5

Total available-for-sale bonds and trading portfolio	15,361.3	11,416.6	17,552.3	16,146.3
Short-term investments	600.0	600.0	1,918.7	1,918.7

Total FP Investment Portfolio	$15,961.3	$12,016.6	$19,471.0	$18,065.0

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

Selected Information for Non-Agency U.S. Mortgage-Backed
Securities in FP Investment Portfolio

	At September 30, 2008
	Credit Ratings(1)
	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Weighted Average Life	Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
						(in years)	(dollars in millions)
Collateral type:
Subprime	53%	19%	7%	6%	15%	4.3	$7,320.7	$(2,115.9)	$5,204.8	69%
Alt-A	57	16	4	5	18	6.3	1,903.8	(627.0)	1,276.8	18
Option ARMs	81	8	6	0	5	4.9	627.2	(197.1)	430.1	6
Alt-A CES	11	30	23	0	36	6.7	120.6	(25.8)	94.8	1
HELOCs	6	37	38	0	19	5.7	207.7	(64.8)	142.9	2
NIM securitizations	3	4	0	93	0	2.9	276.5	(139.2)	137.3	3
Prime	100	0	0	0	0	2.4	150.0	(77.9)	72.1	1

Total							$10,606.5	$(3,247.7)	$7,358.8	100%

(1)
Based on amortized cost. Ratings based on lower of S&P or Moody's.

        The amortized costs and fair values of securities in the FP Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. In the third quarter of 2008, the weighted average expected life of the FP Investment Portfolio was 4.7 years.

Distribution of FP Investment Portfolio by Contractual Maturity

	At September 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$600.0	$600.0	$1,918.7	$1,918.7
Due after ten years	1,661.7	1,409.1	1,655.0	1,666.7
Mortgage-backed securities(1)	11,993.9	8,713.4	14,080.3	12,772.8
Asset-backed and other securities(2)	1,705.7	1,294.1	1,817.0	1,706.8

Total FP Investment Portfolio	$15,961.3	$12,016.6	$19,471.0	$18,065.0

(1)
Stated maturities for mortgage-backed securities of one to 39 years at September 30, 2008 and of two to 39 years at December 31, 2007.

(2)
Stated maturities for asset-backed and other securities of four to 44 years at September 30, 2008 and December 31, 2007.

        Of the securities whose fair value was recorded in accumulated comprehensive income as of September 30, 2008, 226 had been in an unrealized loss position of 20% or more for six months or longer.

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

	At September 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
Obligations of U.S. states and political subdivisions		$206.2	$(39.2)	$167.0	(19.0)%
Mortgage-backed securities		710.3	(35.2)	675.1	(5.0)
Corporate securities		270.0	(57.9)	212.1	(21.4)
Other securities (primarily asset-backed)		144.8	(30.4)	114.4	(21.0)

Total	43	1,331.3	(162.7)	1,168.6	(12.2)
More than Six Months but Less than 12 Months(2)
Obligations of U.S. states and political subdivisions		300.7	(31.5)	269.2	(10.5)
Mortgage-backed securities		1,213.7	(141.7)	1,072.0	(11.7)
Corporate securities		—	—	—	—
Other securities (primarily asset-backed)		622.3	(114.4)	507.9	(18.4)

Total	103	2,136.7	(287.6)	1,849.1	(13.5)
12 Months or More(3)
Obligations of U.S. states and political subdivisions		67.6	(7.4)	60.2	(10.9)
Mortgage-backed securities		9,248.7	(3,119.8)	6,128.9	(33.7)
Corporate securities		147.2	(35.0)	112.2	(23.8)
Other securities (primarily asset-backed)		904.2	(324.2)	580.0	(35.9)

Total	597	10,367.7	(3,486.4)	6,881.3	(33.6)
Total
Obligations of U.S. states and political subdivisions		574.5	(78.1)	496.4	(13.6)
Mortgage-backed securities		11,172.7	(3,296.7)	7,876.0	(29.5)
Corporate securities		417.2	(92.9)	324.3	(22.3)
Other securities (primarily asset-backed)		1,671.3	(469.0)	1,202.3	(28.1)

Total	743	$13,835.7	$(3,936.7)	$9,899.0	(28.5)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $57.9 million, or 21.4% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $35.2 million, or 22.7% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $53.2 million, or 64.7% of its amortized cost.

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

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

Other-Than-Temporary Impairment Charge

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	At September 30, 2008 Number of Securities
	(dollars in millions)
Non-agency U.S. RMBS:
Subprime	$81.8	$364.2	31
Alt-A first-lien	178.4	768.6	55
Option ARM	141.0	184.7	19
Alt-A CES	5.2	59.4	4
HELOCs	10.1	55.2	6
NIMs	0.8	0.8	3
Collateral bond obligations, CDO, CLO:
CDOs of ABS	0.2	27.0	2

Total	$417.5	$1,459.9	120

  Review of FP Investment Portfolio for Other-than-temporary Impairment

        In its evaluation of securities in the FP Investment Portfolio for OTTI, management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, liquidation rates, loss severity rates and prepayment speeds to determine declines in fair value that are other-than-temporary. The Company uses both proprietary and third-party cash flow models to analyze the underlying collateral of asset-backed securities ("ABS") and the cash flows generated by the collateral to determine whether a security's performance is consistent with the expectation that all payments of principal and interest will be made as contractually required. The Company evaluates each security in the FP Investment Portfolio for OTTI on a quarterly basis.

        For securities for which the cash flow model projected a shortfall in contractual payments due to the tranche of the security held by FP, the Company recorded an OTTI charge. The following are the Company's assumptions used in the cash flow models.

         First-lien subprime, Alt-A and Option ARM:    For first-lien subprime, Alt-A and Option ARM securities, the Company applied liquidation rates to each of the delinquency categories over an 18 month liquidation horizon starting at 50% for delinquencies between 30 and 59 days overdue and increasing to 100% for collateral repossessed. Upon liquidation, loss severity rates were assumed to be 40% initially for Alt-A and Option ARM securities, increasing linearly over 18 months to 50%, where they were assumed to remain constant for the remaining life. For first-lien subprime securities, the loss severity rate was assumed to start at 50% and increase linearly to 60% over the same 18 month period, where it was assumed to remain constant for the remaining life. The Company used assumptions (liquidation rates, expected default rates, prepayment rates and loss severity rates) consistent with those used in the loss reserving process for the Company's insured portfolio of HELOC and CES securities.

         HELOC and CES:    All of the HELOC securities and all but three of the CES securities in the FP Investment Portfolio are insured by other monolines. The HELOC and CES securities that are insured by below investment grade financial guarantors were modeled giving 50% benefit to the insurance policy.

         CDOs of ABS:    The sole CDO of ABS in the FP Investment Portfolio is wrapped by a below investment grade financial guarantor. Concentrations of lower-quality RMBS collateral of this security and the assumption that only 50% benefit was given to the below investment grade financial guarantor insurance led the Company to believe that not all contractual payments due under the investment will be made. As a result the Company recorded an OTTI charge.

        At September 30, 2008, the FP Investment Portfolio had 66.5% of its portfolio in non-agency RMBS. Through September 30, 2008, management has recorded OTTI on a total of 120 securities, 86 of which were either initially impaired or further impaired in the third quarter. The OTTI charge in the third quarter in the FP Investment Portfolio was $417.5 million in OTTI was recorded in net realized gains (losses) from financial products segment. For the nine months ended September 30, 2008, the OTTI charge was $1,459.9 million. The amount of the OTTI charge recorded in the statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. The estimate of economic loss within the OTTI writedown is based on the Company's ability and intent to hold these assets to maturity. The table below provides the composition of the OTTI charge by asset class.

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

        Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management's conclusions about its ability and intent to hold such securities.

Sensitivity

        The Company evaluated the sensitivity of the FP Investment Portfolio to changes in credit spreads based upon the Portfolio at September 30, 2008 and December 31, 2007. The table below shows the estimated reduction in fair value for a one basis point widening of credit spread by type of security. Actual amounts may differ from the amounts in the table below.

Effect of One Basis Point of Credit Spread Widening
in FP Investment Portfolio

	At September 30, 2008	At December 31, 2007
	(in millions)
Obligations of U.S. states and political subdivisions	$0.5	$0.5
Mortgage-backed securities	3.7	2.7
Other securities(1)	1.6	1.6

Total available for sale securities	5.8	4.8
Trading securities	0.8	0.7

Total	$6.6	$5.5

    (1)
    Primarily asset-backed securities and corporate securities.

  General Investment Portfolio

        The credit quality of fixed-income securities in the General Investment Portfolio based on amortized cost was as follows:

General Investment Portfolio Fixed-Income Securities by Rating

Rating(1)	At September 30, 2008 Percent of Bonds
AAA(2)	49.3%
AA	36.7
A	13.5
BBB	0.3
Not Rated	0.2

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at September 30, 2008.

    (2)
    Includes U.S. Treasury obligations which comprised 1.4% of the portfolio as of September 30, 2008.

        The General Investment Portfolio includes FSA-Insured Investments. Of the bonds included in the General Investment Portfolio, 6.7% were Triple-A by virtue of insurance provided by FSA, and 29.0% were insured by other monolines. All of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, the rating without giving effect to the FSA insurance, was in the Single-A range.

        The amortized cost and fair value of the securities in the General Investment Portfolio were as follows:

General Investment Portfolio by Security Type

	At September 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85.8	$86.2	$97.3	$101.4
Obligations of U.S. states and political subdivisions	4,386.7	4,270.0	3,920.5	4,064.6
Mortgage-backed securities	427.4	426.2	404.3	407.8
Corporate securities	184.4	176.4	198.4	201.2
Foreign securities(1)	267.1	246.7	248.0	256.3
Asset-backed securities	27.0	26.9	23.1	23.3

Total bonds	5,378.4	5,232.4	4,891.6	5,054.6
Short-term investments	609.8	608.4	96.3	97.4

Total fixed-income securities	5,988.2	5,840.8	4,987.9	5,152.0
Equity securities	1.4	0.8	40.0	39.9

Total General Investment Portfolio	$5,989.6	$5,841.6	$5,027.9	$5,191.9

(1)
The majority of foreign securities are government issues and they are denominated primarily in British pounds.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio

	At September 30, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$0.2	$(0.0)	$0.2	(0.9)%
Obligations of U.S. states and political subdivisions		1,965.5	(83.6)	1,881.9	(4.3)
Mortgage-backed securities		74.2	(1.7)	72.5	(2.3)
Corporate securities		92.9	(5.7)	87.2	(6.1)
Foreign securities		250.0	(18.9)	231.1	(7.5)
Asset-backed securities		2.8	(0.1)	2.7	(2.3)

Total	632	2,385.6	(110.0)	2,275.6	(4.6)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		60.9	(0.7)	60.2	(1.1)
Obligations of U.S. states and political subdivisions		458.7	(48.4)	410.3	(10.6)
Mortgage-backed securities		39.4	(2.9)	36.5	(7.3)
Corporate securities		18.4	(2.5)	15.9	(13.8)
Foreign securities		14.8	(1.7)	13.1	(11.6)
Asset-backed securities		—	—	—	—

Total	197	592.2	(56.2)	536.0	(9.5)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.4	(0.0)	0.4	(6.1)
Obligations of U.S. states and political subdivisions		297.9	(36.9)	261.0	(12.4)
Mortgage-backed securities		21.6	(1.0)	20.6	(4.8)
Corporate securities		8.9	(1.3)	7.6	(14.8)
Foreign securities		—	—	—	—
Asset-backed securities		1.0	(0.1)	0.9	(5.7)

Total	166	329.8	(39.3)	290.5	(11.9)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		61.5	(0.7)	60.8	(1.2)
Obligations of U.S. states and political subdivisions		2,722.1	(168.9)	2,553.2	(6.2)
Mortgage-backed securities		135.2	(5.6)	129.6	(4.2)
Corporate securities		120.2	(9.5)	110.7	(7.9)
Foreign securities		264.8	(20.6)	244.2	(7.8)
Asset-backed securities		3.8	(0.2)	3.6	(3.2)

Total	995	$3,307.6	$(205.5)	$3,102.1	(6.2)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $1.9 million, or 8.5% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.0 million, or 12.4% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $2.8 million, or 27.9% of its amortized cost.

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17.0	(0.0)	$17.0	(0.1)%
Obligations of U.S. states and political subdivisions		87.7	(1.2)	86.5	(1.4)
Mortgage-backed securities		0.2	(0.0)	0.2	—
Corporate securities		4.7	(0.0)	4.7	(0.5)
Foreign securities		37.9	(0.3)	37.6	(0.8)
Asset-backed securities		—	—	—	—

Total	53	147.5	(1.5)	146.0	(1.1)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		—	—	—	—
Obligations of U.S. states and political subdivisions		326.9	(4.1)	322.8	(1.3)
Mortgage-backed securities		0.2	(0.0)	0.2	(3.8)
Corporate securities		12.6	(0.4)	12.2	(3.5)
Foreign securities		—	—	—	—
Asset-backed securities		—	—	—	—

Total	121	339.7	(4.5)	335.2	(1.3)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		2.1	(0.1)	2.0	(3.3)
Obligations of U.S. states and political subdivisions		11.4	(0.5)	10.9	(4.0)
Mortgage-backed securities		110.9	(1.7)	109.2	(1.5)
Corporate securities		28.2	(0.7)	27.5	(2.4)
Foreign securities		—	—	—	—
Asset-backed securities		3.0	(0.0)	3.0	(0.1)

Total	180	155.6	(3.0)	152.6	(1.9)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		19.1	(0.1)	19.0	(0.5)
Obligations of U.S. states and political subdivisions		426.0	(5.8)	420.2	(1.4)
Mortgage-backed securities		111.3	(1.7)	109.6	(1.5)
Corporate securities		45.5	(1.1)	44.4	(2.5)
Foreign securities		37.9	(0.3)	37.6	(0.8)
Asset-backed securities		3.0	(0.0)	3.0	(0.1)

Total	354	$642.8	$(9.0)	$633.8	(1.4)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.2 million, or 7.7% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.5 million, or 6.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $0.3 million, or 4.5% of its amortized cost.

        Management has determined that the unrealized losses in fixed-income securities at September 30, 2008 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities, (b) the creditworthiness of the issuers, and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of September 30, 2008 and December 31, 2007, 99.6% and 100%, respectively, of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income investments in the General Investment Portfolio as of September 30, 2008 and December 31, 2007, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$708.4	$708.8	$156.0	$158.0
Due after one year through five years	1,074.6	1,093.1	1,354.8	1,425.2
Due after five years through ten years	807.7	797.7	818.4	853.9
Due after ten years	2,943.1	2,788.1	2,231.3	2,283.8
Mortgage-backed securities(1)	427.4	426.2	404.3	407.8
Asset-backed securities(2)	27.0	26.9	23.1	23.3

Total fixed-income securities in General Investment Portfolio	$5,988.2	$5,840.8	$4,987.9	$5,152.0

(1)
Stated maturities for mortgage-backed securities of three to 30 years as of September 30, 2008 and of four to 30 years as of December 31, 2007.

(2)
Stated maturities for asset-backed securities of one to 15 years as of September 30, 2008 and December 31, 2007.

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

  Rating Agencies' Reviews

        During the third quarter of 2008, the rating agencies took various ratings actions relating to the Company's ratings:

  •
  On July 21, 2008, Moody's placed the Triple-A rating of the Company's insurance company subsidiaries on "review for downgrade." In announcing the review for possible downgrade, Moody's stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio.

  •
  On October 8, 2008, S&P placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch." On November 6, 2008, S&P reported that FSA surpasses its Triple-A minimum capital requirement with a margin of safety of 1.3 - 1.4x, taking into consideration S&P's updated loss projections for the RMBS portfolio.

  •
  On October 9, 2008, Fitch also placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch."

        The ratings agencies stated that their actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management, rather than the fundamental credit strength of the insurance company. The effect of the recent ratings actions on FSA's market opportunities remains unclear.

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

Use of Non-GAAP Measures in Calculating Compensation

        Management of the Company uses operating earnings and ABV, both non-GAAP measures, as key indicators of periodic economic earnings and intrinsic value (excluding franchise value), respectively. Management reviews operating earnings at least quarterly. The Company prepares its budget on an operating earnings basis by planning only for operating items. The Company analyzes the impact of all significant proposed transactions on operating earnings and ABV.

        Management believes these non-GAAP measures are informative to users of the financial statements for the following reasons:

  •
  The analysis of the Company's performance is facilitated by the disclosure of these key non-GAAP measures that remove volatility caused by non-economic mark-to-market adjustments. An analysis of financial results that limits itself to GAAP would be incomplete because the fair value adjustments required by GAAP may mask the economics of the Company's business.

  •
  These measures are benchmark performance indicators for the Company's variable compensation plans that are used to incent management to perform in accordance with its goal of building economic value and future earnings streams for its stakeholders. Removing the effects of fair-value adjustments that are expected to sum to zero over time is a disincentive to manage to a quarterly earnings number in favor of managing towards long-term value creation.

  •
  The Company's peers have historically disclosed similar non-GAAP measures, making disclosure of these measures relevant for comparisons between industry participants. These measures are also utilized by rating agencies when assessing the Company's credit ratings. To facilitate comparison to other financial guarantors that define these measures differently, management discloses the nature of each adjustment in the reconciliation to comparable GAAP measures under "—Non-GAAP Measures."

        Cash bonuses are paid on an annual basis out of a bonus pool (the "Bonus Pool") determined pursuant to a guideline formula intended to provide employees with a percentage of the growth in value in the Company during the preceding calendar year. In determining the Bonus Pool guideline, management and the Human Resources Committee of the Board of Directors of the Company consider ABV a proxy for value creation. Accordingly, the current Bonus Pool guideline provides for an annual Bonus Pool equal to a predetermined percentage (set at 9.5% as of September 30, 2008) of the increase in ABV of the Company during the applicable year. Notwithstanding the Bonus Pool guideline, however, bonuses remain within the discretion of the HR Committee, except insofar as otherwise provided in the Company's employment agreements.

        The Bonus Pool is primarily based on growth in ABV and equity compensation is based in part upon the growth in the non-GAAP measures ABV and in part on current year operating earnings. Bonus expense, driven primarily by growth in ABV, comprised 32.5%, 31.7%, and 32.6% of total gross compensation expenses (before expense deferrals and amortization of policy acquisition costs) for the years ended December, 31, 2007, 2006 and 2005.

        The 2004 Equity Participation Plan provides for awards of performance share units, which represent awards of both performance shares and shares of Dexia restricted stock. Each performance share represents a right to receive up to two shares of the Company's common stock (or the cash value thereof), with the actual number of common shares receivable determined on the basis of the increase in ABV and book value per share over a specified performance cycle. Book value and ABV measurements employed in valuing performance shares are determined in accordance with IFRS, in order to better align the interests of employees with the interests of the Company's parent, whose accounts are maintained under IFRS.

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

        So long as the Company's common stock is not publicly traded, the Company expects to pay performance shares in cash rather than stock, with the shares valued at the greater of:

  (1)
  The average of (a) 1.15 times ABV per share and (b) 14 times operating earnings per share and

  (2)
  0.85 times ABV per share.

        Equity compensation expense comprised 22.2%, 22.1%, and 22.1% of total gross operating expenses for the years ended December 31, 2007, 2006 and 2005.

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

        The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. These factors include:

  •
  the risks discussed in the Company's Annual Report on Form 10-K and in the Quarterly Report for the three months ended June 30, 2008 on Form 10-Q in Part II under "Item 1A. Risk Factors";

  •
  changes in capital requirements or other criteria of securities rating agencies applicable to FSA;

  •
  potential for reduced market appetite for FSA-insured securities due to credit watch status at, and potential ratings downgrade from, Fitch, Moody's and S&P;

  •
  the change in creditworthiness of, or the quality of support provided by, the Company's parent Dexia, on whom the Company relies for credit and liquidity support of the FP business;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        An update of the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at September 30, 2008 and December 31, 2007 is included in "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Sensitivity." There has been no other material change in the Company's market risk since December 31, 2007.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Part II—Other Information

Item 1.    Legal Proceedings.

        As previously disclosed, between March and July 2008 seven putative class action lawsuits were filed in federal court alleging antitrust violations in the municipal derivatives industry; an eighth was filed later in July, 2008. Five of these cases name both the Company and FSA:

  (a)
  Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008 in the U.S. District Court for the Southern District of New York ("S.D.N.Y."), Case No. 1:08-cv-2516);

  (b)
  Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008 in the U.S. District Court for the District of Columbia, Case No. 1:08-cv-432; transferred to the S.D.N.Y. as Case No. 1:08-cv-5492);

  (c)
  Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008 in the U.S. District Court for the District of Columbia, Case No. 1:08-cv-956, transferred to the S.D.N.Y. as Case No. 1:08-cv-6342);

  (d)
  Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008 in the S.D.N.Y., Case No. 1:08-cv-6142); and

  (e)
  Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008 in the S.D.N.Y., Case No. 1:08-cv-6304).

        Three of the cases name the Company only: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008 in the U.S. District Court for the Northern District of California ("N.D. Cal."), Case No. 3:08-cv-2116, transferred to the S.D.N.Y. as Case No. 1:08-cv-6340); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008 in the N.D. Cal., Case No. 3:08-cv-3278, transferred to the S.D.N.Y. as Case No. 1:08-cv-7034); and (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008 in the U.S. District Court for the Eastern District of California, Case No. 1.08-cv-1045, transferred to the S.D.N.Y. as Case No. 1:08-cv-7355).

        These cases have been coordinated and consolidated for pretrial proceedings in the S.D.N.Y. as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950"). Interim lead counsel for the MDL 1950 plaintiffs filed a Consolidated Class Action Complaint ("Consolidated Complaint") in August 2008 alleging violations of the federal antitrust laws. Defendants filed motions to dismiss the Consolidated Complaint. Plaintiffs Oakland, Alameda, and Fresno also allege violations under California law, and the MDL 1950 court has determined that it will handle federal claims alleged in the Consolidated Complaint before addressing state claims. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574);

  (b)
  City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060);

  (c)
  County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283);

  (d)
  County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751); and

  (e)
  County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 4:08-cv-4752).

        These five cases have been removed to federal court, and plaintiffs have filed motions to remand all five actions to the state courts in which the cases were filed. The first hearing on a motion to remand has occurred, but the court has not yet issued a ruling. Defendants have noticed each of the removed cases as a tag-along action to MDL 1950, and the parties have completed briefing plaintiffs' opposition to the Judicial Panel on Multidistrict Litigation's ("JPML") conditional transfer of the Los Angeles and Stockton actions to MDL 1950 in the S.D.N.Y. These conditional transfer motions and plaintiffs' oppositions to them are scheduled to be addressed at a JPML hearing session in November. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in two civil actions brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: (i) Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action; and State of Alabama, ex. rel. Fowler, et al vs. Blount, Parrish & Roton, et al (filed on or about August 28, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-002780.00. The actions were brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, as well as, in the Fowler action, Citizens for Sewer Accountability, Inc., a not for profit corporation. The first action alleges conspiracy and fraud, and the second alleges corruption and bribery, both in connection with the issuance of the County's debt. The complaints in these lawsuits seek unspecified monetary damages, interest, attorneys' fees and other costs, as well as, in the Fowler matter, a revocation of FSA's charter. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Item 1A.    Risk Factors.

        The Company has updated certain risk factors it previously disclosed in its annual report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form 10-Q for the period ended June 30, 2008. The updated risk factors are listed below.

Dexia has announced its intention to sell its shares of the Company to Assured Guaranty.

        In September 2008, Dexia announced the provision of capital support to Dexia by the governments of Belgium, France and Luxembourg, which was followed by changes in Dexia senior management. Following such developments, Dexia announced its intention to refocus on its basic business lines, and its decision to explore options to reduce its risk related to the Company. On November 14, 2008, Dexia announced that Dexia and Assured Guaranty have entered into a purchase agreement for Assured Guaranty to acquire all of Dexia's shares of the Company (the "Acquisition"), subject to the satisfaction of specified closing conditions, including receipt of regulatory and Assured Guaranty shareholder approvals and confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries. The Company cannot estimate whether or when such closing conditions will be satisfied, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of such a change in control will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party, which may have a material effect on the Company.

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

        The Triple-A ratings of the Company's insurance company subsidiaries were placed on "review for downgrade" on July 21, 2008 by Moody's and on "negative credit watch" on October 8, 2008 by S&P, and on October 9, 2008 by Fitch. The effect of these recent ratings actions on the Company's market opportunities remains unclear. FSA's ability to originate new insurance business and compete with other financial guarantors and credit enhancers is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. Credit ratings are an important component of a financial institutions' ability to compete in the financial guaranty, derivative, investment agreement and structured transaction markets.

        The rating agencies base their ratings upon a number of objective and subjective factors. Credit deterioration in FSA's insured portfolio or changes to rating agency capital adequacy requirements could impair FSA's ratings. The recent ratings actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management. For a discussion of other factors that might impair FSA's ratings, see "Item 1. Business—Rating Agencies" in the Company's most recent Annual Report on Form 10-K. To maintain its ratings, the Company may be required to take measures to preserve or raise capital, including through, among other things, increased use of reinsurance, capital contributions or the issuance of debt securities. The Company cannot ensure that it will be able to take the measures necessary to maintain its ratings. Downgrades of FSA's Triple-A financial strength ratings could have a material adverse effect on its long-term prospects for future business opportunities as well as its results of operations and financial condition.

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

        The Company is required to mark to market certain derivatives, including FSA-insured CDS, which are considered derivatives under GAAP. As a result of such treatment, and given the large principal balance of FSA's insured CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in recognition by the Company of material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Sharp swings in the estimated fair value of the CDS portfolio may occur from quarter to quarter due to the volatility of credit spreads that drive the fair-value estimates. Such changes in fair value can be caused by general market conditions and perceptions of credit risk, including FSA's own credit risk, causing the Company's GAAP earnings to be more volatile than would be suggested by the actual performance of FSA's business operations and insured CDS portfolio.

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

The Company may face claims in connection with early termination of Leveraged Lease Transactions in the event of failure of municipal lessees to pay stipulated loss amounts when due.

        At September 30, 2008, FSA had insured up to $2.7 billion of stipulated loss payments that may become due from investment grade municipal lessees upon early termination of so-called "defeased" equipment leases. In the event of failure by the municipal lessees to make any stipulated loss payment when and if due, FSA would be obligated to pay such amounts, and would be entitled to reimbursement from the municipal lessees for any claims paid. Of such stipulated loss payments, approximately $1 billion may come due as a result of the ratings downgrade of AIG unless the municipal lessees provide a guarantor or substitute for AIG satisfying the rating requirements of the lease documents. In addition, all such stipulated loss payments may become due as a result of a ratings downgrade of FSA (approximately $73.6 million upon downgrade to "AA+" or "Aa1," approximately $293 million upon downgrade to "AA" or "Aa2," approximately $985 million upon downgrade to"AA-"or "Aa3," approximately $2.562 billion upon downgrade to "A+" or "A1," or approximately

$2.598 billion upon a downgrade below "A+" or "A1") unless the municipal lessee provides a guarantor or substitute for FSA satisfying the rating requirements of the lease documents.

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

        Recessions; increases in corporate, municipal and/or consumer bankruptcies; a continued downturn in the U.S. housing market; increases in mortgage delinquency rates; intervention by governments in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars; and terrorist acts could adversely affect the performance of FSA's insured portfolio and the General, FP and VIE Investment Portfolios, by leading to increases in losses and loss reserves in the insured portfolio and decreases in the value of the portfolios and, therefore, the Company's financial strength. Any of the listed developments could lead to increased losses in the insured portfolio and corresponding increases in the Company's loss reserves.

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        Fitch and Moody's have announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Recently, they each announced that they are postponing their plans to shift to a global ratings scale, but may elect to do so in the future. Implemention of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers which, in turn, might result in reduced demand for financial guaranty insurance.

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

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        At September 30, 2008, the Company had reinsured approximately 22.1% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Seven of the Company's reinsurers have already been downgraded to Single-A or below by one or more rating agencies, and a downgrade of FSA's two largest reinsurers or other material reduction to or loss of rating agency credit for the reinsurance from such reinsurers, which are currently rated Double-A and receive at least Double-A or higher reinsurance credit from the rating agencies, could impair the Company's Triple-A ratings. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to meet capital adequacy requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required.

Increased competition could reduce the Company's new business originations.

        The Company's insurance company subsidiaries face competition from uninsured executions in the capital markets, other Triple-A-rated monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multifamily sectors. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on the Company's insurance business. In recent years, FSA has also faced competition from new entrants to the market. In the fourth quarter of 2007, BHAC commenced operations as a financial guaranty insurer. Over the long term, BHAC may prove to be a significant competitor to the Company in the public finance sector. Over the short term, uninsured executions may prove to be the primary competitor, to the extent investors have suffered a loss of confidence in monoline insurance in general. In September 2008, MIAC commenced operations as a financial guaranty insurer.

        Commencing with the fourth quarter of 2007, most of the Company's Triple-A rated industry peers have had their ratings downgraded, placed on credit watch or placed on negative outlook by one or more rating agency. Ratings downgrades of major financial guaranty insurers and declining reliability of rating agency capital models impair investor confidence and reduce demand for financial guaranty insurance.

        In addition, some of the Company's industry peers have announced their intention to divide their insurance operations into separate legal operating companies for municipal and non-municipal insurance and/or capitalize new financial guaranty insurers, which would increase the number of competitors that the Company faces.

Changes in prevailing interest rates and other market risks could result in a decline in the market value of the Company's General Investment Portfolio.

        At September 30, 2008, the Company's General Investment Portfolio had a fair value of approximately $5.8 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company's investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with moderate market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company's General Investment Portfolio, which would in turn reduce the Company's capital as measured under GAAP. The market value of the General Investment Portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the General Investment Portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements which impact investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

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

        The Financial Accounting Standards Board (the "FASB") has issued a new accounting standard applicable to financial guaranty insurers under that will change U.S. GAAP accounting for claims liability recognition and premium recognition. The Company and its industry peers will be required to implement these changes to GAAP reporting requirements by January 2009. Such alterations, as well as any changes in the interpretation of current accounting guidance or the issuance of other new accounting standards may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue.

The Company is subject to extensive regulation; changes in applicable law could impede the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law, the U.S. Bank Holding Company Act, tax law and legal precedents affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Recent adverse developments in the industry have led regulators to re-examine the regulatory framework for financial guaranty insurers. In February 2008 the New York Superintendent stated his intention to propose new regulations for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations such as CDOs. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribed best practices for financial guaranty issuers that would significantly narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. Future legislative, regulatory or judicial changes in the U.S. or abroad could adversely affect the Company's business by, among other things, limiting the types of risks FSA may insure, placing limits on the Company's ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject, or creating restrictions that make the Company's products less attractive to potential buyers.

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

        Effective January 1, 2008, the Company adopted SFAS 159. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its IFRS reporting to Dexia. However, under SFAS 157, the Company must incorporate its own credit risk in the valuation of liabilities which are carried at fair value, which adds volatility to GAAP earnings. During the nine months of 2008, the Company's credit spread has widened, leading to material unrealized gains. Management eliminates such gains in determining operating income (a non-GAAP measure), since management does not believe such gains and other non-economic fair value adjustments are an indication of the Company's profitability.

The Company has received Department of Justice and SEC subpoenas and been named in class action lawsuits related to the municipal GIC industry.

        In November 2006, the Company received subpoenas from (1) the Antitrust Division of the U.S. Department of Justice (the "DOJ"), issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs, and (2) the SEC, issued in connection with an ongoing industry-wide civil investigation of brokers of municipal GICs. In February 2008, the Company received a "Wells Notice" from the SEC in connection with the foregoing investigation, indicating that the SEC staff was considering recommending action against the Company. The Company issues municipal GICs through the FP segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. The Company is at risk that information provided pursuant to the subpoenas or otherwise provided to the government in the course of its investigation will lead to indictments of the Company and/or its employees, with the potential for convictions or settlements providing for the payment of fines, restitution, disgorgement, restrictions on future business activities and, in the case of individual employees, imprisonment. Such an adverse outcome would damage the reputation of the Company and might impair the ability of the Company to conduct its financial products business and its financial guaranty business.

        Between March and July 2008 eight putative class action lawsuits naming the Company and/or FSA were filed in federal court alleging antitrust violations in the municipal derivatives industry. The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry. The suits name as plaintiffs various named and unnamed states and municipalities and name as defendants a large number of major financial institutions, including the Company and FSA. The lawsuits make reference to the ongoing investigations by the DOJ Antitrust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. It is not possible to predict whether additional suits will be filed, and it is also not possible to predict the outcome of such litigation. It is possible that there could be unfavorable outcomes in these or other proceedings. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits but, under some circumstances, adverse results in legal proceedings could be material to the Company's results of operations, financial condition or cash flows.

The Company's FP business relies upon Dexia for material liquidity and credit support.

        As a result of recent capital market developments, the Company's FP business has faced unanticipated GIC withdrawals at a time when its issuance of new GICs has been significantly curtailed. The Company expects to fund a material portion of GIC withdrawals by employing liquidity provided by Dexia in order to avoid realizing market value losses from the sale of asset-backed securities in the Company's FP Investment Portfolio. In addition, the Company's FP business is dependent upon Dexia for the provision of liquidity support in the event that collateral is required to be posted to avoid GIC terminations in the event of a ratings downgrade of FSA. Insofar as the Company is dependent on the significant liquidity and credit support that Dexia has committed to provide the Company's FP business, any decrease in the creditworthiness of Dexia or any action by Dexia to limit its support for the Company's FP business may be adverse to the Company.

The FP business may be required to post incremental collateral in the event of a downgrade.

        If FSA were downgraded, the Company may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing additional liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in a significant increase in collateral required to be posted to avoid GIC terminations. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. In such event, the Company would be required to raise cash to fund such withdrawals by selling assets, in some cases realizing substantial market loss, or to borrow against the value of such assets. As of September 30, 2008, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (i.e. to A+ by S&P or A1 by Moody's) would result in withdrawal of $0.9 billion of GICs and the requirement to post collateral to GICs with a balance of $15.9 billion. As of September 30, 2008, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e. BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $5.5 billion of GICs and collateralization of the remainder of the $16.8 billion of GICs outstanding. In addition, assets posted as collateral are subject to changes in market value and ratings. Such changes may reduce the value of the collateral or make the assets no longer qualify as collateral. As a result, additional collateral, to which the Company may or may not have access, may be required to be posted to meet collateral requirements.

Adverse loss developments on structured finance CDOs may require increased liquidity in the Company's FP Investment Portfolio.

        At September 30, 2008, approximately $9.5 billion of the Company's outstanding GICs were held by credit-linked note issuers providing credit protection on structured finance CDOs. Adverse loss developments and events of default on many of these structured finance CDOs have resulted in earlier than anticipated withdrawals on these GICs and will likely continue to cause such early withdrawals in the future. To address future GIC withdrawals, the Company may raise funds through liquidity lines, repurchase agreements, or the issuance of additional GICs. At November 14, 2008, as a result of earlier than anticipated withdrawals on GICs, the Company had drawn $550 million on the $5 Billion Line of Credit provided by Dexia. The Company does not intend to sell its investment assets in the FP

Investment Portfolio. If it were necessary to do so, the sale of mortgage-backed securities in the Company's FP Investment Portfolio may result in losses, depending on then-current market values.

Widening credit spreads would further reduce the market value of the Company's FP Investment Portfolio.

        The Company's objective for its FP business is to generate positive net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in investments satisfying the Company's investment criteria while minimizing the Company's exposure to interest rate and foreign exchange rate changes. However, any increase in prevailing credit spreads reduces the market value of securities in the Company's FP Investment Portfolio, which in turn reduces the Company's capital as measured under GAAP. In the available-for-sale FP Investment Portfolio, unrealized losses of $3.9 billion before tax at September 30, 2008 resulted from the general increase of credit spreads and liquidity premium in the mortgage and asset-backed securities markets. Non-agency RMBS comprise the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: home equity loans to non-prime borrowers, commonly referred to as "subprime" loans, alternative A loans, Option ARMs, CES mortgages, HELOCs, and prime loans. The FP Investment Portfolio also includes NIM securitizations.

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

        Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, FSA Holdings' financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or share repurchases by, FSA. FSA's ability to declare and pay dividends to the Company depends, among other factors, upon FSA's financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its Triple-A ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA's statutory statements for 2007, and considering dividends that can be paid by its subsidiary, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following September 30, 2008 is approximately $130.0 million. The Company has $46.1 million in debt service payments due over the 12 months following September 30, 2008, unless it elects to defer payments on its junior subordinated debentures, which would reduce its debt service payments due to $26.9 million.

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

Item 5.    Other Information.

        In this Quarterly Report on Form 10-Q, the Company has elected to provide the following information, which otherwise would be disclosed in a current report on Form 8-K.

        On November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP business. On that date, FSA Holdings, FSA and Dexia Holdings entered into a Capital Commitment Agreement. Pursuant to the Capital Commitment Agreement, Dexia Holdings agreed to provide capital contributions to FSA Holdings in amounts of up to $500 million in the aggregate. The capital contributions will equal the economic losses on assets owned by FSAM for which OTTI has been determined in accordance with the Company's accounting principles for the quarter ending immediately prior to the contribution date, less certain realized tax benefits arising from those economic losses. Upon receipt of a capital contribution from Dexia Holdings, the Company will make a capital contribution to FSAM of an equivalent amount. Dexia Crédit Local has committed to loan, contribute or otherwise convey to Dexia Holdings all amounts needed by Dexia Holdings to make the capital contributions to the Company. In the quarter ended September 30, 2008, FP projected incremental present value economic losses of $207.8 million in excess of the $316.5 million pre-tax amount incurred in the second quarter 2008. The incremental losses would result in a capital contribution of $207.8 million to FSAM during the fourth quarter of 2008.

        The second agreement entered into on November 13, 2008 was a Global Master Securities Lending Agreement (the "Securities Lending Agreement") between Dexia Crédit Local, FSAM, FSA and FSAIC, under which Dexia Crédit Local agrees to lend FSAM up to $3.5 billion (based upon market value, and subject to reduction as described below) of securities eligible to act as collateral for GICs. As collateral for this loan, FSAM will post securities of the same market value but that are generally ineligible to act as collateral for GICs. FSAM may only draw on the facility in the event of a downgrade of FSA to below Aa3 by Moody's or AA- by S&P. The Securities Lending Agreement has a continually rolling five year term, which becomes a fixed five year term upon notice from Dexia Crédit Local. In addition, Dexia Crédit Local can terminate the Agreement (subject to FSAM's consent, not to be unreasonably withheld) if FSAM enters into an alternative liquidity or credit enhancement agreement that serves to make the Securities Lending Agreement unnecessary or redundant. In no case will the term exceed seven years. FSA, FSAM and FSAIC have agreed to use their best efforts to obtain insurance regulatory approval for alternative facilities that would allow FSA and FSAIC to (a) purchase up to $1 billion in municipal securities from FSAM and (b) provide up to $1.5 billion in financing to FSAM in exchange for other assets held by FSAM. If the required approvals are obtained, FSAM would be required to utilize such facilities prior to requesting loans from Dexia Crédit Local under the Securities Lending Agreement and the amount of Dexia Crédit Local's commitment would be reduced by an amount equal to 90% of the financing that FSAM could thereby obtain from FSA and FSAIC. FSA is providing a guarantee of FSAM's payment obligations under the Securities Lending Agreement.

        Also on November 13, 2008, FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Pledge and Intercreditor Agreement (the "Pledge Agreement"). Pursuant to the Pledge Agreement, Dexia Crédit Local and Dexia Bank Belgium will be provided a subordinated lien on the assets of FSAM to secure borrowings by FSAM under the $5 Billion Line of Credit between FSAM and Dexia Crédit Local entered into as of June 30, 2008. FSA has an existing security interest in the same collateral, which is given priority over the new lien under the Pledge Agreement. Any assets that FSAM transfers to the GIC Subsidiaries under existing intercompany agreements for use as collateral under secured GICs or that FSAM transfers to its derivative or repurchase agreement counterparties are excluded from the liens in favor of FSA, Dexia Crédit Local and Dexia Bank Belgium.

Item 6.    Exhibits.

(a)
Exhibits

Exhibit No.		Exhibit
10.1	†	1995 Deferred Compensation Plan, as amended and restated as of September 15, 2008.
10.2		Capital Commitment Agreement, among Dexia Holdings, Inc., Financial Security Assurance Holdings Ltd. and FSA Asset Management LLC, dated November 13, 2008.
10.3		Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008.
10.4		Global Master Securities Lending Agreement, including the Committed Securities Lending Facility Annex thereto, between Dexia Crédit Local and FSA Asset Management LLC, dated November 13, 2008.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended September 30, 2008 and 2007.

†
Management contract of compensatory plan or arrangement.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2008	FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
/s/ LAURA A. BIELING
	By:	Laura A. Bieling Managing Director & Controller (Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.		Exhibit
10.1	†	1995 Deferred Compensation Plan, as amended and restated as of September 15, 2008.
10.2		Capital Commitment Agreement, among Dexia Holdings, Inc., Financial Security Assurance Holdings Ltd. and FSA Asset Management LLC, dated November 13, 2008.
10.3		Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008.
10.4		Global Master Securities Lending Agreement, including the Committed Securities Lending Facility Annex thereto, between Dexia Crédit Local and FSA Asset Management LLC, dated November 13, 2008.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended September 30, 2008 and 2007.

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
  Executive Overview
  Financial Guaranty Segment
  Financial Products Segment
  Other Operating Expenses and Amortization of Deferred Acquisition Costs
  Taxes
  Exposure to Monolines
  Liquidity and Capital Resources
  Non-GAAP Measures
  Forward-Looking Statements
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
Part II—Other Information
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURE
EXHIBIT INDEX