Form 10-K
period 2008-12-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2009-03-19
CIK 913357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission File Number 1-12644

Financial Security Assurance Holdings Ltd.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3261323 (I.R.S. Employer Identification No.)
31 West 52nd Street, New York, New York 10019 (Address of principal executive offices, including zip code)

(212) 826-0100
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6 7/8% Quarterly Interest Bond Securities Due 2101 6.25% Notes Due November 1, 2102 5.60% Notes Due July 15, 2103	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         There was no common equity held by non-affiliates of the registrant at June 30, 2008.

         At March 1, 2009, there were outstanding 33,345,993 shares of common stock, par value $0.01 per share, of the registrant (excludes 172,002 shares of treasury stock).

Documents Incorporated By Reference
None.

i

ii

PART I

Item 1. Business.

        Financial Security Assurance Holdings Ltd., through its insurance company subsidiaries, is primarily engaged in providing financial guaranty insurance on public finance obligations in domestic and international markets. Historically, the Company also provided financial guaranty insurance on asset-backed obligations. In addition, the Company historically issued FSA-insured guaranteed investment contracts and other investment agreements ("GICs") as well as medium term notes to municipalities and other market participants through its Financial Products ("FP") segment. In August 2008, the Company announced that it would cease insuring asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. In November 2008, the Company ceased issuing GICs. While the Company has ceased new originations of asset-backed financial guaranty business and GICs, a substantial portfolio of such obligations remains outstanding.

        The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries. References to "FSA Holdings" are to Financial Security Assurance Holdings Ltd. without its subsidiaries.

        In November 2008, the Company's principal shareholder entered into a Purchase Agreement (the "Purchase Agreement") providing for the sale of the Company to Assured Guaranty Ltd. ("Assured"), subject to the consummation of specified closing conditions, including regulatory approvals, absence of rating impairment and segregation or separation of the Company's FP operations from the Company's financial guaranty operations. In February 2009, the Company's ultimate parent, Dexia S.A. ("Dexia"), through its bank affiliates, entered into agreements assuming credit and liquidity risks associated with the Company's GIC operations, resulting in the "deconsolidation" of FSA Asset Management LLC ("FSAM") from the Company under accounting principles generally accepted in the United States of America ("GAAP").

        Obligations insured by the Company are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. On December 31, 2008, the Company was rated Triple-A (negative credit watch) by Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch") and Aa3 (developing outlook) by Moody's Investors Service, Inc. ("Moody's"). Prior to the third quarter of 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies.

        During 2007 and 2008, the global financial crisis that began in the U.S. subprime residential mortgage market transformed the financial guaranty industry. By the end of November 2008, all of the monoline guarantors that had been rated Triple-A at the beginning of the year had been downgraded in varying degrees by Moody's, and all but one had been either downgraded or placed on negative outlook or negative credit watch by S&P and Fitch. FSA and the Company's other insurance company subsidiaries were among the last companies to be affected, and were rated "Triple-A/stable" by all three rating agencies until July 2008. Rating agencies raised concerns about the stability of FSA's rating during the second half of 2008, and Moody's lowered FSA's Aaa rating to Aa3 (developing outlook) in November. These developments, combined with illiquidity in the capital markets, led to a marked reduction in FSA's production in the second half of 2008. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview."

        For the year ended December 31, 2008, the Company had gross premiums written of $690.4 million, of which approximately 88% related to insurance of public finance obligations and approximately 12% related to insurance of asset-backed and other non-public finance obligations. The Company also had realized gains on credit derivatives of $126.9 million in 2008. At December 31, 2008, the Company had net par outstanding of $408.5 billion, of which approximately 75% represented insurance of public finance obligations and approximately 25% represented insurance of asset-backed and other non-public finance obligations. At December 31, 2008, the Company had $16.4 billion principal amount of outstanding FP segment debt.

        FSA's exposure to mortgage-backed obligations with deteriorating credit performance has generated losses, as reflected in the Company's net loss reserves, which have increased from $198.1 million as of December 31, 2007 to $1,476.9 million at December 31, 2008, and a negative $7.2 billion change in fair value of the FP segment's investment portfolio over the same period, despite the fact that the Company has no material exposures to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS") that include residential mortgage-backed securities ("RMBS"), which caused severe losses for a number of other financial guarantors. The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Summary Results of Operations and Financial Condition."

Transfer of Credit and Liquidity Risk of the GIC Business

        The proceeds of GICs issued in connection with the Company's FP business were invested in securities owned by FSAM. Most of FSAM's assets consist of RMBS that have suffered significant market value declines and, in more limited cases, credit deterioration. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization upon the downgrade of FSA below certain thresholds, with a significant number of GICs subject to redemption or collateralization should FSA be downgraded below Aa3 by Moody's (FSA's current Moody's rating) or below AA- by S&P. Dexia had previously announced its intention to assume the credit and liquidity risk associated with the Company's FP business, and provided significant support to the FP business in the course of 2008.

        In February 2009, Dexia entered into several agreements that transfer credit and liquidity risk of the GIC operations to Dexia, which resulted in "deconsolidation" of FSAM from the Company (the "FSAM Risk Transfer Transaction") as of that date. These agreements provide for the (i) elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries; (ii) elimination of FSA's guaranty of certain of FSAM's investments; and (iii) increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion. For further information regarding these agreements, see "—Expected Sale of the Company—Dexia's Retention of the FP Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—FP Segment Liquidity—Liquidity Resources."

Expected Sale of the Company

Purchase Agreement with Assured

        In November 2008, Dexia and Assured entered into the Purchase Agreement providing for the purchase by Assured of all Company shares owned by Dexia (the "Acquisition"), subject to the satisfaction of specified closing conditions. Purchase Agreement closing conditions include (1) receipt of regulatory and Assured shareholder approvals; (2) confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not result in a downgrade of the financial strength ratings of the insurance company subsidiaries of Assured or of the Company; and (3) segregation or separation of the Company's FP business such that the credit and liquidity risk of the FP business resides with Dexia, with FSA protected against any future Dexia credit impairment.

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured filed applications with the insurance departments of the States of New York and Oklahoma and the U.K. Financial Services Authority; that the applications to the New York Insurance Department and the U.K. Financial Services Authority have been approved; and that it has made pre-acquisition filings regarding the potential competitive impact of the acquisition, which are deemed to have been approved. Dexia has informed the Company that it has filed an application with the U.K. Financial Services Authority in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, which has been approved, and that it has filed disclaimers of control with the insurance departments of the states of Maryland, New York, and Oklahoma.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP business will be on the Company and its results of operations. If the Acquisition is not completed, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

Post-Closing Parameters

        The Purchase Agreement imposes a number of limitations on FSA after the Purchase Agreement closing (each, a "Post-Closing Parameter"), intended to maintain the creditworthiness of FSA. The Post-Closing Parameters are subject to change, and currently include the following:

  1.
  Unless FSA is rated below Single-A-, it may not write any business other than insurance on municipal and infrastructure bonds, whether written directly, assumed, reinsured or occurring through any merger transaction.

  2.
  Unless Dexia otherwise consents, FSA must continue to be domiciled in New York and treated as a monoline bond insurer for regulatory purposes.

  3.
  FSA will not take any of the following actions without prior rating agency confirmation that such action would not cause its rating to be immediately downgraded: merger, issuance of debt or other borrowing exceeding $250 million, issuance of equity or other capital instruments exceeding $250 million, entry into new reinsurance arrangements involving more than 10% of the portfolio, or any waiver, amendment or modification of any agreement relating to capital or liquidity support of FSA exceeding $250 million.

  4.
  FSA shall not repurchase, redeem or pay any dividends in relation to any class of equity interests (including interest payments on its surplus notes), unless (i) FSA is rated at least AA- by S&P and Fitch and Aa3 by Moody's and the aggregate amount of such dividends in any year does not exceed $25 million or (ii) FSA receives prior rating agency confirmation that such action would not cause its rating to be immediately downgraded.

  5.
  FSA shall not (i) enter into commutation or novation agreements with respect to its insured portfolio involving a payment exceeding $250 million or (ii) enter into any "cut-through" reinsurance, pledge of collateral security or similar arrangement whereby the benefits of reinsurance purchased by FSA or of other assets of FSA would be available on a preferred or priority basis to a particular class or subset of FSA policyholders relative to the position of Dexia as policyholder upon the default or insolvency of FSA, other than with Dexia's consent.

  6.
  FSA shall restrict its liquidity exposure such that no GICs or similar liabilities insured by FSA shall have terms that require acceleration, termination or prepayment based on a downgrade or withdrawal of any rating assigned to FSA's financial strength, a downgrade of the issuer or obligor under the agreement, or a downgrade of any third party.

  7.
  FSA shall continue to be rated by each of Moody's, S&P and Fitch (if such rating agencies still rate financial guaranty insurers generally) unless and until the date on which (i) the rating agencies have assigned a credit rating to FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries") (and/or the liabilities of the GIC Subsidiaries under the relevant GICs have been separately rated) which is independent of FSA's financial strength rating and (ii) the principal amount of GICs in relation to which a downgrade of FSA may result in a requirement to post collateral or terminate such GIC (notwithstanding the existence of a separate rating referred to in (i) of at least Double-A or higher) is below $1.0 billion (the "De-Linkage Date").

        The first five Post-Closing Parameters will be in effect for three years following the closing of the Acquisition and Post-Closing Parameters six and seven will be in effect until the De-Linkage Date occurs, provided that all of the Post-Closing Parameters will terminate if at any time after the De-Linkage Date the aggregate principal amount or notional amount of exposure of Dexia and any of its affiliates (excluding the exposures relating to the FP business) to any transactions insured by FSA or any of its affiliates prior to the signing date is less than $1 billion (the "Exposure Limitation Date").

        As a general matter, if FSA merges with, enters into a consolidation with or sells all or substantially all of its assets to another company, that company will be subject to the Post-Closing Parameters. However, if FSA and Assured merge, Post-Closing Parameters one and two will terminate one year after the Purchase Agreement closing and the other Post-Closing Parameters will expire three years after the closing date (subject in each case to any Exposure Limitation Date).

Dexia's Retention of the FP Business

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP business' assets and liabilities, including derivative contracts, and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings Inc. ("Dexia Holdings"), FSA Holdings' parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP business, or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in form reasonably acceptable to Assured.

        Under the Purchase Agreement, Dexia Holdings is expected to retain the risks associated with the medium term notes business and certain portions of its leveraged lease business, FSA is expected to retain the risks associated with the leveraged lease debt business, and no new business will be written by the variable interest entities ("VIEs") FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier"). See "—Organization—Financial Products Segment."

Organization

        The Company is a subsidiary of Dexia Holdings, which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia. Dexia is a Belgian corporation whose shares are traded on the Euronext Brussels and Euronext Paris markets as well as on the Luxembourg Stock Exchange. Dexia is primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia. In connection with the recent financial crisis, Dexia has received significant support from the governments of France and Belgium, who remain indirect major shareholders of Dexia.

        The Company divides its operations into two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance through FSA and its other insurance company subsidiaries, but also includes the Company's refinancing vehicles and several other direct subsidiaries not in the FP segment. The FP segment is a run-off operation that was formerly in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments insured or qualifying for insurance by FSA.

Financial Guaranty Segment

        FSA wholly owns FSA Insurance Company ("FSAIC"), which in turn wholly owns Financial Security Assurance (U.K.) Limited ("FSA UK") and FSA Mexico Holdings Inc. ("FSA Mexico Holdings"). FSA and FSAIC together own Financial Security Assurance International Ltd. ("FSA International"). FSAIC is an Oklahoma insurance company that primarily provides reinsurance to FSA. FSA UK is a United Kingdom insurance company that primarily provides financial guaranty insurance for transactions in the United Kingdom and other European markets. FSA International is a Bermuda insurance company that provides reinsurance to FSA and financial guaranty insurance for transactions outside the United States and European markets. FSA Mexico Holdings is the New York holding company that, together with FSAIC, owns FSA's Mexican subsidiary, FSA Seguros México, S.A. de C.V. ("FSA Mexico"). FSA Mexico is licensed to transact financial guaranty insurance in Mexico.

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

Financial Products Segment

        The Company conducted its GIC business through the GIC Subsidiaries FSACM, FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC. FSACM conducted substantially all the Company's GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. When the GIC Subsidiaries sold GICs, they loaned the proceeds to FSAM, which invested the funds in fixed-income securities that satisfy the Company's investment criteria. The GIC Subsidiaries ceased issuing GICs in November 2008 in contemplation of the sale of the Company to Assured. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

        The Company consolidates the results of FSA Global and Premier, which are VIEs. FSA Global issued FSA-insured medium term notes and generally invested the proceeds from the sale of its notes in FSA-insured GICs or other FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in leveraged lease transactions.

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. In contemplation of this change, FSACM, FSA Capital Markets Services LLC and FSAM became direct subsidiaries of a newly formed subsidiary, FSA Financial Products Inc. ("FSA Financial Products"), in December 2008. Previously they had been direct subsidiaries of FSA Holdings.

        Under the Purchase Agreement, Assured and Dexia Holdings agreed to cooperate in good faith to evaluate the feasibility of the actual or functional separation of FSA Global's leveraged lease and medium term notes businesses with a view to maximizing the tax, accounting and financial efficiency of the separation of the businesses for both parties. At March 17, 2009, an agreement had not been reached on the structure of the business separation. Regardless of the structure of such business separation, under the Purchase Agreement Dexia Holdings is expected to retain the risks associated with FSA Global's medium term notes business and certain portions of its leveraged lease business, FSA is expected to retain the risks associated with the leveraged lease debt business, and no new business will be written by FSA Global or Premier.

        The Company's management believes that the assets held by FSA Global, Premier and the refinancing vehicles, including those that are eliminated in consolidation, are beyond the reach of the Company's creditors, even in bankruptcy or other receivership.

History

        When the Company commenced operations in 1985, it was the first insurance company organized to insure non-municipal obligations. At that time, it was owned by a number of large insurance companies and other institutional investors. In 1989, the Company was acquired by U S WEST Capital Corporation, which subsequently changed its name to MediaOne Capital Corporation ("MediaOne"). MediaOne was a subsidiary of MediaOne Group, Inc., with operations and investments in domestic cable and broadband communications and international broadband and wireless communication. In 1990, the Company established a strategic relationship with The Tokio Marine and Nichido Fire Insurance Co., Ltd. ("Tokio Marine"), which acquired a minority interest in the Company. Tokio Marine is a major Japanese property and casualty insurance company. Also in 1990 the Company expanded the focus of its business to include financial guaranty insurance of municipal obligations and has since become a major insurer of municipal and other public finance obligations.

        In 1994, the Company completed an initial public offering of common shares, at which time White Mountains Insurance Group, Ltd. ("White Mountains") (formerly known as Fund American Enterprises Holdings, Inc.) made an investment in the Company, and the chairman of White Mountains became non-executive chairman of the Company. White Mountains is an insurance holding company.

        In 1998, the Company and XL Capital Ltd ("XL"), a major Bermuda-based insurance holding company, entered into a joint venture, establishing two Bermuda-domiciled financial guaranty insurance companies—FSA International and XL Financial Assurance Ltd, now Syncora Guarantee Re Ltd. ("SGR"). In connection with the joint venture, XL acquired a minority interest in the Company and FSA International, and the Company acquired a minority interest in SGR. The Company sold its interest in SGR during the third quarter of 2008.

        On July 5, 2000, the Company completed a merger in which the Company became a direct subsidiary of Dexia Holdings. At the merger date, each outstanding share of the Company's common stock was converted into the right to receive $76.00 in cash. At December 31, 2008, 99.9% of the Company's common stock was held by Dexia Holdings. The other holders are directors of the Company who own shares of the Company's common stock or economic interests therein as described under "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers."

        In October 2005, FSA purchased the interest in FSA International owned by XL for a cash purchase price of $39.1 million in anticipation of the repatriation of earnings and profits of FSA International. Giving effect to such purchase, FSA International became an indirect, wholly owned subsidiary of the Company.

        In November 2008, Dexia entered in the Purchase Agreement providing for the sale of the Company to Assured.

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

        The principal executive offices of the Company and FSA are located at 31 West 52nd Street, New York, New York, 10019. The Company maintains offices domestically in San Francisco and Dallas and abroad in London, Madrid, Mexico City, Paris, Sydney, Tokyo and Bermuda. The Company is in the process of closing its Mexico and Paris offices.

The Financial Guaranty Business

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

Business Objectives

        The Company's objective for its financial guaranty business is to remain a leading insurer of public finance obligations while generating premium volume at attractive returns and minimizing the occurrence and severity of credit losses in its insured portfolio. The Company believes that short-term trends for the Company are unfavorable due, among other things, to the following factors:

  •
  reduced market acceptance of financial guaranty insurance arising in part from the severe rating downgrades of most of FSA's industry peers;

  •
  uncertainty surrounding the timing and consummation of the Purchase Agreement closing;

  •
  uncertainty regarding the stability of FSA's ratings; and

  •
  the prospect for continued loss development in the Company 's insured portfolio as the current economic crisis widens.

        The Company believes that the demand for FSA's financial guaranty insurance will recover over the long term as a result of the following factors, subject to a restoration of stable ratings for FSA:

  •
  an increasing need for municipal issuers to access the capital markets for funding in the face of declining tax and other revenues;

  •
  expansion of infrastructure projects throughout the world that would benefit from capital market funding; and

  •
  wide credit spreads combined with market appetite for credit protection attributable to reduced risk tolerance by retail and institutional investors.

        Over the long term, the Company expects to continue to originate a diversified insured portfolio with a broad geographic distribution and a variety of revenue sources and transaction structures. In addition to its domestic business, the Company pursues international opportunities in Western European and Asia Pacific markets and, selectively, in Eastern European and Latin American markets.

Financial Guaranty Business

        FSA's insurance is employed in both the new-issue and secondary markets. In the case of new issues, the insured obligations are sold with FSA insurance at the time the obligations are issued. For public finance obligations, FSA participates in negotiated offerings, where the investment banker and often the insurer have been selected by the sponsor or issuer. In addition, FSA participates in competitive offerings, where underwriting syndicates bid for securities and submit bids that may include insurance.

        In certain insured transactions, the issuer of insured securities is party to an interest rate, basis or currency swap that matches the issuer's funding sources to the interest rate or currency of the insured securities or otherwise hedges the issuer's exposure. In certain of these transactions, FSA will insure the issuer's obligations under both the insured securities and the regularly scheduled payment under the derivative contract and, occasionally, the termination obligation. FSA may have provided its insurance directly to a security or other obligation or by insuring a credit default swap ("CDS") referencing such security or other obligation.

        In November 2008, FSA ceased writing financial guaranties on GICs issued in connection with the Company's FP business.

        FSA insures obligations already carrying insurance from other monoline guarantors, with FSA generally obligated to pay claims on a "second-to-pay" basis, following a default by both the underlying obligor and the first-to-pay financial guarantor. In recent years, FSA has also reinsured a modest amount of business from other financial guaranty insurers, but FSA did not assume reinsurance on any transactions during 2008.

        FSA has several programs that provide insurance for public finance obligations trading in the secondary markets, including its Custody Receipt Program, which provides insurance primarily for domestic municipal obligations trading in the secondary market, and its Triple-A Guaranteed Secondary Securities ("TAGSS"®) Program, which provides insurance primarily for public infrastructure obligations trading in the secondary market. Investors and dealers generally obtain secondary-market insurance to upgrade or stabilize the credit ratings of securities they already hold or plan to acquire or to increase the market liquidity of such securities.

        Prior to September 2008, FSA issued surety bonds under its Sure-Bid program, which provided an alternative to traditional types of good faith deposits for competitive municipal bond transactions. The Company may resume its Sure-Bid program, subject to improved credit protections from participating underwriters.

        The table below shows par outstanding and excludes intercompany insured transactions.

Par Outstanding by Type

	December 31, 2008
	Par Outstanding
	Direct	Assumed	Total Gross	Ceded	Net
	(in millions)
Public finance	$404,413	$4,582	$408,995	$102,763	$306,232
Asset-backed	119,046	1,570	120,616	18,318	102,298

Total	$523,459	$6,152	$529,611	$121,081	$408,530

        At December 31, 2008, the weighted average life of the direct par insured was approximately 4.0 years for asset-backed and 13.7 years for public finance obligations.

        The following table indicates the Company's percentages of par amount (net of reinsurance) outstanding with respect to each type of public finance and asset-backed program.

Net Par Outstanding by Program Type

	December 31, 2008
	Public Finance Programs		Asset-Backed Programs
	Net Par Outstanding	Percent of Total Net Par Outstanding	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
New Issue	$283,975	93%	$94,513	92%
Secondary Market	20,458	7	6,239	6
Assumed	1,799	0	1,546	2

Total	$306,232	100%	$102,298	100%

Premiums

        In setting its premium rates for transactions, FSA takes into account the risk it assumes and its projected return. Critical factors in assessing risk include the credit quality of the risk, type of issue, sources of repayment, transaction structure and term to maturity. The premium rate is also a function of market factors, capital charges assessed by securities rating agencies and the competitive environment. Market factors include the value added by the use of insurance, such as the interest rate savings obtained by the issuer of an insured obligation. S&P assigns a "capital charge" for most obligations insured by FSA. The capital charge for a transaction is an important factor in determining the "return on equity" from a specified transaction premium rate under the Company's proprietary model. Competition arises from other insurers and alternative executions that do not involve insurance.

        For insurance on GIC and medium term note transactions, transactions involving "repackaging" of outstanding securities and other transactions, FSA's premium may have been arbitrage-based, based upon the difference between the effective borrowing cost at a Triple-A rate and the interest rate on the underlying securities.

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

  •
  housing bonds secured by portfolios of single-family mortgages or secured by mortgages for government-supported multi-family residences; and

  •
  international public finance obligations, including obligations of sovereign and sub-sovereign issuers and project finance transactions.

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

  The Public Finance Market

        According to industry sources, the total and insured volume since 2004 of long-term U.S. municipal new issues sold were as follows:

U.S. Municipal New Issues Sold(1)

Year	New Total Volume	New Insured Volume	New Insured Volume as Percent of New Total Volume
	(dollars in billions)
2004	$359.7	$194.9	54.2%
2005	408.3	233.0	57.1
2006	388.6	191.3	49.2
2007	429.0	201.0	46.9
2008	391.5	68.3	17.4

(1)
Source: The Bond Buyer, February 7, 2007 and January 8, 2008 for 2004 to 2007. Estimate for 2008 is based on Thomson Financial database as of January 6, 2009 . Volume is expressed in terms of principal issued and insured on a sale-date basis. Subject to revision as additional information becomes available.

        In 2008, estimated U.S. municipal market volume of $391.5 billion was 9% lower than in 2007. After a slow start due to illiquidity in the auction rate securities ("ARS") market, municipal issuance rose significantly in the second quarter as a high volume of ARS were refinanced. However, volume fell off over the course of the second half as the cost of borrowing increased in response to the global credit contraction. In 2007, estimated U.S. municipal market volume of $429.0 billion was 10% higher than in 2006 and the highest market volume on record. Insurance penetration of the market for new U.S. municipal bonds sold in 2008 was approximately 17%, compared with 47% in 2007 and 49% in 2006. FSA's share of the insured par sold was approximately 54% in 2008, compared with 25% in 2007 and 24% in 2006. However, both insurance penetration and FSA's market share were significantly higher in the first half of 2008 than in the second. For a discussion of the Company's financial guaranty segment's results of operations in 2008, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations."

        Outside the United States, the global credit crisis produced severe illiquidity in the public infrastructure market during 2008, and demand for financial guarantees was low because of negative rating actions. International public finance transactions include public-private partnership financings, such as those authorized under the U.K. Private Finance Initiative, where host governments make payments to private developers or operators based either on the project's availability to meet its public purpose or on its cash revenues or observed usage, as well as other highly structured transactions. Because such transactions tend to have long development times and large par amounts, the timing of transactions may cause volatility in insured volume from year to year.

        Since 2004, the annual totals of non-U.S. public finance par insured of financial guaranty insurance directly originated by monoline guarantors, according to industry sources, were as follows:

Par of Non-U.S. Public Finance Obligations Insured by Monoline
Insurance Companies(1)

Year	Amount
(in billions)
2004	$11.7
2005	14.9
2006	33.2
2007	35.2
2008	N/A(2)

(1)
Source: Association of Financial Guaranty Insurers ("AFGI"). Data is subject to revision as additional information becomes available.

(2)
Not available from the same source. Based on information in the statistical operating supplements of monoline guarantors that disclose the public finance component of their international business, those guarantors directly insured, in the aggregate, a principal amount of approximately $2.1 billion of non-U.S. public finance obligations in 2008.

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

        Domestic Housing Revenue Bonds.    Housing revenue bonds include both multi-family and single family housing bonds, with multi-tiered security structures based on the underlying mortgages, reserve funds, and various other features such as Federal Housing Administration or private mortgage insurance, bank letters of credit, first-loss guarantees and, in some cases, the general obligation of the issuing housing agency or a state's moral obligation to make up deficiencies. This category also includes multi-family housing bonds supported by capital fund grants appropriated by Congress.

        Domestic Education/University Bonds.    Education/University bonds include obligations of colleges and universities, primarily public or state-supported, and independent primary and secondary schools.

        Other Domestic Public Finance Obligations.    Other domestic public finance obligations insured by FSA include bonds secured by revenues and guarantees from the Federal government, financings supported by specific state or local government entity revenues, and stadium financings. This category also includes guarantees of the debt of Citizens Property Insurance, a Florida state-sponsored entity, which provides residential and commercial property and casualty insurance coverage. This category also includes leveraged lease transactions ("Leveraged Lease Transactions"). A Leveraged Lease Transaction transfers the tax benefits from a tax-exempt entity, such as a transit agency (lessee) to a tax-paying entity (lessor) by transferring ownership of a depreciable asset, such as subway cars, to the lessor. The municipality (lessee) remains the primary user of the asset. In 2004, Congress amended the Internal Revenue Code to expressly prohibit tax benefits derived from such Leveraged Lease Transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FSA's Liquidity—Leveraged Lease Transactions."

        International Public Finance Obligations.    International public finance obligations have non-U.S. obligors and include obligations of sovereign and sub-sovereign issuers, project finance transactions involving projects leased to or supported by payments from governmental or quasi-governmental entities, toll road transactions supported by toll revenues, obligations arising under leases of equipment or facilities by municipal obligors, distribution and transmission utility and water utility financings, securitizations of government- supported receivables or sovereign or municipal debt, corporate debt guaranteed by government-owned financial institutions and other obligations having international aspects but otherwise within the public finance categories described above.

Asset-Backed Obligations

        FSA ceased issuing financial guaranties on asset-backed obligations in August 2008. The asset-backed obligations in FSA's insured portfolio were generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. Asset-backed obligations insured by FSA also included payment obligations of counterparties and issuers under synthetic obligations such as CDS and credit-linked notes referencing asset-backed securities or pools of securities or other obligations.

        Asset-backed obligations are typically issued in connection with structured financings or securitizations where the securities being issued are secured by or payable with funds from a specific pool of assets. The assets are typically held by a special purpose entity that also acts as the issuer of the insured obligations. Most asset-backed obligations are secured by or represent interests in diverse pools of assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt and small business loans. Asset-backed obligations may also be secured by less diverse payment sources, such as small business loans. FSA sought to structure the asset-backed obligations it insured to mitigate the correlation risk.

  Structure of Asset-backed and Other Non-Public Finance Obligations

        The asset-backed obligations in the Company's insured portfolio include funded and synthetic transactions:

        Funded Asset-backed Obligations.    Funded asset-backed obligations are typically payable from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of funded asset-backed obligations generally have the benefit of one or more forms of credit enhancement, such as overcollateralization or excess cash flow, to cover credit risks associated with the related assets. Historically, asset securitization often represented an efficient way for commercial banks to comply with capital requirements and for corporations to access the capital markets at more attractive rates. Banks responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Some corporations found securitization of their assets to be a less costly funding alternative to traditional forms of borrowing or otherwise important in diversifying funding sources. Many finance companies have funded consumer finance and home equity lending through securitization.

        Synthetic Asset-backed Obligations.    Synthetic asset-backed obligations generally take the form of CDS obligations or credit-linked notes that reference either an asset-backed security or pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans. The Company has two basic types of insured CDS contracts. One type references a pool of underlying corporate obligations ("pooled corporate CDS") and the other type references existing structured finance securities, primarily CDOs and collateralized loan obligations ("CLOs"), or infrastructure finance transactions, including obligations insured by another financial guaranty insurer. In both cases, exposures insured by the Company generally had an attachment point (i.e., the minimum level of losses in a portfolio to which a tranche is exposed, usually expressed as a percentage of the total notional size of the portfolio) at the outset which was determined by the Company and the rating agencies to be at or above a Triple-A credit rating, or may have had such rating due to credit enhancement provided by another financial guaranty insurer.

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

  •
  CDS Referencing Funded CDOs and CLOs:  The Company's insured CDS contracts referencing CDOs and CLOs provide credit protection on the senior tranches of funded collateralized structures. CDOs and CLOs are securities backed or collateralized by a diversified managed pool of corporate bonds or loans, respectively. The senior tranches are typically rated Triple-A and would only suffer a loss if the deterioration of the underlying assets exceeds the collateral protection provided by the subordinated debt tranches and equity.

        Some CDS obligations expose FSA to elements of market value risk arising from obligations to pay the difference between par and market value upon the occurrence of a payment default or other defined "credit events" specified in the CDS. FSA generally addressed these risks by requiring large deductibles as a condition to payment under pooled corporate CDS insured by FSA.

        The terms of the Company's guaranteed or "insured" CDS contracts generally are modified from standard CDS contract forms approved by the International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and otherwise replicate the terms of a traditional financial guaranty insurance policy.

        The Company considered its CDS to be a normal part of its financial guaranty insurance business but, for accounting purposes, FSA-insured CDS are accounted for as derivatives and therefore must be recorded at fair value, with periodic changes reflected through the statements of operation and other comprehensive income, causing volatility in the Company's reported net income. Despite the structural protections associated with the Company's pooled corporate CDS, the significant widening of credit spreads on pooled corporate CDS, as with other structured credit products, which started during the second half of 2007 and continued throughout 2008, resulted in significant mark-to-market losses. The ultimate amount of actual credit losses will depend on actual loss developments as opposed to market factors. For additional discussion of the impact of the mark-to-market accounting treatment, including valuation methods, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Fair Value of Credit Derivatives" and Note 3 to the consolidated financial statements in Item 8.

        Most of the Company's industry peers have suffered material market concerns over their exposure to the CDO of ABS sector, relating to securitizations of high grade and mezzanine asset-backed securities, including subprime RMBS. Some of these companies assumed their exposure to CDOs of ABS in synthetic form, including through guaranties of CDS. Unlike other industry participants, the Company does not have material exposure in its insured portfolio to CDOs of ABS, either in the funded or synthetic form.

  Categorization of Asset-backed and Other Non-Public Finance Obligations

        FSA's insured portfolio of asset-backed and other non-public finance obligations may be divided into five major categories, which are broadly based on the type of assets backing the insured obligations and include funded and synthetic obligations and may be in the form of insurance or insurance of CDS. Where FSA insures obligations that already carry insurance from another monoline guarantor, FSA categorizes the obligation based on the type of assets backing the obligations underlying the insurance policy. Until the fourth quarter of 2007, such obligations were categorized as "other domestic non-public finance obligations."

        Domestic Residential Mortgage Loans.    Obligations primarily backed by residential mortgage loans generally take the form of conventional pass-through certificates or pay-through debt securities, but also include other structured products. Residential mortgage loans backing these insured obligations include closed- and open-end first and second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments and non-owner occupied residential housing. Approximately 17% of the asset-backed net par in FSA's insured portfolio is domestic residential mortgage products.

        The Company has projected losses on some of the home equity line of credit ("HELOC"), Alt-A closed-end second-lien mortgage ("CES") securities, Option Adjustable Rate Mortgage ("Option ARM") transactions, Alt-A first-lien mortgages, subprime U.S. RMBS and net interest margin securitizations ("NIMs") in its insured portfolio and has established net case reserves of $1,234.3 million in relation to its domestic residential mortgage loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Insured Portfolio Summary—Asset-Backed Insured Portfolio." "Alt-A" refers to borrowers whose credit quality falls between prime and subprime.

        Approximately 6.2% of the asset-backed net par outstanding in FSA's insured portfolio are HELOCs. The HELOCs are primarily backed by second liens and made to higher quality ("prime") borrowers. They have lower levels of structural protection than typical subprime transactions. The protection is typically provided by excess spread, which is used to pay current period losses and build reserves. Most of FSA's insured HELOCs were originated by mortgage finance companies.

        Approximately 4.5% of the asset-backed net par outstanding in FSA's insured portfolio are in the "subprime" sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread. Most subprime transactions are secured by fully-amortizing first-lien mortgage loans that pay a fixed rate of interest for two to five years, after which they pay a floating rate of interest. Typically all principal received on the underlying mortgages is paid through to the Triple-A noteholders for at least the first 36 months, causing credit protection to increase over time.

        Approximately 2.6% of the asset-backed net par outstanding in FSA's insured portfolio are backed by Option ARMs. Option ARMs are generally backed by first lien mortgage loans made to prime borrowers (on average) with average original loan-to-value ratios of approximately 76%. The loans have three payment options—fully amortizing payment, interest only, and a minimum payment that results in negative amortization of the borrower's loan. The loans generally reset to full amortization on their fifth anniversaries, or possibly earlier if the loan's negative amortization results in loan to value ratios that exceed limits usually between 110% and 120% of the original loan balance (which can happen if interest rates rise and the borrower makes only the minimum payment). Upon reset, monthly payment amounts can increase significantly.

        Approximately 1.6% of asset-backed net par outstanding in FSA's insured portfolio consist of securities backed by Alt-A first lien residential mortgage loans. First lien Alt-A transactions insured by FSA are collateralized by fixed and floating rate loans secured by a first lien on residential property.

All principal received on the underlying mortgages is paid through to the senior Triple-A note holders for at least the first 36 months, causing credit protection to increase over time.

        Approximately 1.5% of the asset-backed net par outstanding in FSA's insured portfolio consist of closed-end second-lien mortgage transactions. Closed-end second-lien mortgage loan transactions are backed by fully amortizing loans secured by a second lien on residential property. All FSA closed-end second-lien transactions involve Alt-A borrowers. All principal received on the underlying mortgages is paid through to the senior note holders for at least the first 36 months, causing credit protection to increase over time.

        Approximately 0.2% of asset-backed net par outstanding in FSA's insured portfolio consist of NIMs. NIMs are securities backed by the senior portion of residual cash flows from securitizations of domestic residential mortgage loans, generally the residual cash flows expected to be produced during the first 12-36 months of a subprime transaction.

        FSA generally declined participation in securitizations of so-called "high-cost mortgage loans," characterized by very high interest rates or "points and fees" and subject to restrictive federal and state regulations.

        Domestic Consumer Receivables.    Obligations primarily backed by consumer receivables include conventional pass-through and pay-through securities as well as more highly structured transactions. Consumer receivables backing these insured obligations primarily include automobile loans, with some credit card receivables, manufactured housing loans and cash consumer loans. Consumer receivable transactions in FSA's insured portfolio tend to be concentrated in the subprime automobile loan sector.

        Domestic Pooled Corporate Obligations.    Obligations primarily backed by pooled corporate obligations include funded and synthetic obligations collateralized by corporate debt securities or corporate loans and obligations backed by cash flow or market value of non-consumer indebtedness, and include CDOs, such as collateralized bond obligations ("CBOs"), CLOs and comparable risks under CDS obligations. Corporate obligations include corporate bonds, bank loan participations, trade receivables, franchise loans and equity securities.

        CDOs are securitizations of bonds, loans or other securities and may be insured on a funded or synthetic basis. CDOs have been used by financial institutions to manage their risk profiles, optimize capital utilization and improve returns on equity. CDOs have also been used by dealers or portfolio managers to provide leveraged investments in bond and loan portfolios tailored to conform to differing risk appetites of investors.

        Other Domestic Non-Public Finance Obligations.    Other domestic non-public finance obligations in FSA's insured portfolio include bonds or other securities backed by government securities, letters of credit or repurchase agreements collateralized by government securities, securities backed by a combination of assets that include elements of more than one of the categories set forth above and unsecured corporate obligations satisfying FSA's underwriting criteria. Other domestic non-public finance obligations insured by FSA also include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, sale-leaseback obligation bonds supported by such utilities and other obligations backed by investor-owned utilities. These bonds are generally either secured by a mortgage on property owned by or leased to an investor-owned utility or have the benefit of a "negative pledge" ensuring that no other material creditors have priority claims to the utility assets. Other domestic non-public finance obligations include securitization of life insurance risks (including so-called "triple-X transactions") and airplane leases, including transactions benefiting from third-party financial guaranty insurance.

        International Asset-Backed Obligations.    International asset-backed obligations in FSA's insured portfolio include (1) funded and synthetic CDOs, (2) securitizations of perpetual floating rate notes of non-domestic banks, diversified payment rights, future flows, health care receivables and residential housing construction loans, (3) obligations of non-domestic investor-owned utilities and (4) other obligations having international aspects but otherwise within the asset-backed categories described above. FSA allocates individual funded and synthetic CDOs between domestic and international based on the transactions' holdings or potential holdings. Most of the international obligations comprise the international component of funded or unfunded CDOs.

Insured Portfolio

        A summary of the Company's insured portfolio at December 31, 2008 is shown below. Exposure amounts are expressed net of reinsurance but do not distinguish between quota share, first-loss or excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	December 31, 2008
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding	Percent of Net Par and Interest
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,603	$125,063	$187,829	31%
Tax-supported	1,259	55,321	87,120	14
Municipal utility revenue	1,246	50,279	82,593	14
Health care revenue	216	12,185	22,104	4
Housing revenue	161	7,434	12,909	2
Transportation revenue	165	21,304	37,072	6
Education/University	153	7,902	13,338	2
Other domestic public finance	26	2,181	3,370	1

Subtotal	10,829	281,669	446,335	74
International obligations	173	24,563	53,593	9

Total public finance obligations	11,002	306,232	499,928	83

Asset-backed obligations
Domestic obligations
Residential mortgages	200	17,052	21,131	3
Consumer receivables	39	5,915	6,346	1
Pooled corporate	279	54,903	57,855	9
Other domestic asset-backed	63	1,568	2,033	0

Subtotal	581	79,438	87,365	13
International obligations	54	22,860	24,155	4

Total asset-backed obligations	635	102,298	111,520	17

Total	11,637	$408,530	$611,448	100%

Obligation Type

        The table below sets forth the relative percentages of net par insured by obligation type during each of the last five years:

Annual New Business Insured by Obligation Type

	Year Ended December 31,
	2008	2007	2006	2005	2004
Public finance obligations
Domestic obligations
General obligation	37%	23%	27%	30%	20%
Tax-supported	18	8	9	12	7
Municipal utility revenue	18	7	8	8	5
Health care revenue	1	2	3	3	3
Housing revenue	1	1	1	1	2
Transportation revenue	12	3	2	4	2
Education/University	6	1	1	1	1
Other domestic public finance	1	1	—	—	—

Subtotal	94	46	51	59	40
International obligations	3	7	7	5	2

Total public finance obligations	97	53	58	64	42

Asset-backed obligations
Domestic obligations
Residential mortgages	1	11	10	9	29
Consumer receivables	1	5	10	5	3
Pooled corporate	1	19	11	13	14
Other domestic asset-backed	0	3	1	1	4

Subtotal	3	38	32	28	50
International obligations	0	9	10	8	8

Total asset-backed obligations	3	47	42	36	58

Total	100%	100%	100%	100%	100%

Terms to Maturity

        Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for asset-backed obligations, in general, are considerably shorter than the contractual maturities for such obligations. For asset-backed obligations, the full par outstanding for each insured risk is shown in the maturity category that corresponds to the legal final maturity of such risk.

        The table below sets forth the contractual terms to maturity of the Company's policies:

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations

	December 31,
	2008		2007
Term to Maturity	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
0 to 5 years	$59,744	$36,797	$54,037	$42,714
5 to 10 years	64,224	29,068	58,719	34,628
10 to 15 years	59,381	17,818	53,676	19,332
15 to 20 years	46,735	737	44,446	2,644
20 years and above	76,148	17,878	71,642	24,619

Total	$306,232	$102,298	$282,520	$123,937

  Issue Size

        The table below sets forth the net par outstanding broken out by original net par amount:

Net Par Outstanding

	December 31,
	2008		2007
Original Net Par	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
Less than $10 million	$44,419	$72	$41,630	$114
$10 to $50 million	96,141	4,194	90,554	4,752
$50 million to $100 million	53,795	10,890	50,733	11,956
$100 million or greater	111,877	87,142	99,603	107,115

Total	$306,232	$102,298	$282,520	$123,937

Geographic Concentration

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	December 31, 2008
	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
		(dollars in millions)
Domestic obligations
California	1,121	$40,868	13%
New York	774	23,033	8
Pennsylvania	892	20,475	7
Texas	826	19,525	6
Illinois	756	16,612	6
Florida	291	15,585	5
Michigan	639	13,093	4
New Jersey	659	12,509	4
Washington	344	10,225	3
Massachusetts	241	7,896	3
Ohio	452	7,242	2
Georgia	129	7,000	2
Indiana	300	6,674	2
All other U.S. locations	3,405	80,932	27

Subtotal	10,829	281,669	92
International obligations	173	24,563	8

Total	11,002	$306,232	100%

        In its asset-backed business, the Company considered geographic concentration as a factor in its underwriting decisions for insurance for securitizations of pools of assets, such as residential mortgage loans or consumer receivables. However, the geographic concentration of the underlying assets may change over the life of the policy. In addition, in writing insurance for other types of asset-backed obligations, such as securities primarily backed by government or corporate debt, geographic concentration may not have been a significant credit factor given other more relevant measures of diversification, such as issuer or industry diversification.

        The Company earns premiums in its financial guaranty segment. The table below shows amounts attributed to foreign and domestic premiums during each of the last three fiscal years, based on the underlying risks:

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2008	2007	2006
	(in millions)
United States	$298.9	$263.7	$257.9
International	77.7	54.1	43.6

Total net premiums earned	$376.6	$317.8	$301.5

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

        At December 31, 2008, the ten largest net insured public finance risks represented $12.5 billion, or 3.1%, of the total net par amount outstanding and the ten largest net insured asset-backed transactions represented $18.3 billion, or 4.5%, of the total net par amount outstanding. For purposes of the foregoing, different issues of asset-backed securities by the same originator have not been aggregated. However, the Company's underwriting policies established single-risk guidelines applicable to asset-backed securities of the same originator. In addition, individual corporate names may appear in more than one FSA-insured CDO transaction, but such exposures are not aggregated for purposes of identifying the largest insured risks. Instead, FSA addresses these risks through structural elements of the transactions and by limiting its exposure to the CDO sector in the aggregate. In addition to the single-risk limits established by its underwriting guidelines, the Company is subject to regulatory limits and rating agency guidelines on exposures to single risks.

The Financial Products Business

Business Objectives

        The Company's objective for its FP business had been to generate positive net interest margin through borrowing funds at attractive rates in the municipal GIC and other markets and investing the proceeds in investments satisfying the Company's investment criteria while minimizing the Company's exposure to interest rate and foreign exchange rate changes. In the course of 2008, the borrowing rates on GICs rose significantly, and the Company reduced its GIC issuance accordingly.

        In November 2008, the Company ceased issuing GICs in contemplation of the sale of the Company to Assured. The Company's current objective in respect of the FP business is to accomplish a complete transfer of the credit and liquidity risk of that business to Dexia. This objective was largely accomplished in February 2009 in connection with the FSAM Risk Transfer Transaction. See "—Transfer of Credit and Liquidity Risk of the GIC Business."

        Under the terms of the Acquisition, Dexia will retain the FP segment of the Company. See "—Expected Sale of the Company—Dexia's Retention of the FP business."

The FP Business

        The Company's GIC business provided GICs to municipalities and other market participants through November 2008. FSA insured all GICs issued by the GIC Subsidiaries. Most municipal GICs issued by the GIC Subsidiaries relate to debt service reserve funds or construction funds that support municipal bond transactions. Most non-municipal GICs issued by the GIC Subsidiaries relate to funds held by issuers of credit-linked notes referencing CDOs of ABS or CLOs.

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

        The GIC Subsidiaries issued GICs and, on the same terms, loaned the funds raised to FSAM. The payment obligations relating to the GICs generally are (or were converted by FSAM into) U.S. dollar London Inter-Bank Offered Rate ("LIBOR") -based floating rate obligations. FSAM typically invests the funds in U.S. dollar LIBOR-based floating rate investments. To the extent that such investments do not meet such criteria, FSAM utilizes swaps, futures and other hedge transactions to convert them into U.S. dollar LIBOR-based floating rate investments. This investment and funding strategy was designed to minimize the Company's exposure to interest rate and foreign exchange rate changes.

        FSA-PAL, which was formed in 2006, invests in non-U.S. securities. FSAM's and FSA-PAL's investments are investment-grade at the time of purchase. The FP business generates its gross profits or losses from the difference between the rates at which the GIC Subsidiaries borrowed the funds and the rates yielded by FSAM's and FSA-PAL's investments. All related risk management functions are performed by FSAM. FSAM invests most of its funds in asset-backed securities, predominantly mortgage-backed securities, which have experienced significant market value declines commencing with the third quarter of 2007.

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs as well as VIEs:

Par Value of FP Segment Debt by Type(1)

	December 31,
	2008	2007
	(in millions)
GIC debt:
Municipal	$6,165.9	$7,477.9
Non-municipal GICs:
CDOs of ABS GICs	4,042.9	6,099.8
Pooled corporate and CLO structured GICs	3,259.1	4,404.0
Other non-municipal GICs	830.4	786.2

Total non-municipal GICs	8,132.4	11,290.0

Total GIC debt	14,298.3	18,767.9
VIE debt	2,101.4	2,494.9

Total par value of FP segment debt	$16,399.7	$21,262.8

  (1)
  Excludes $1.3 billion of draws on a $5.0 billion committed standby line of credit from Dexia Credit Local (the "First Dexia Line of Credit") at December 31, 2008.

  Liquidity Risk in the FP Business

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

        The FP segment business model contemplated that operating cash flow from interest and principal payments on the FP investments would provide sufficient liquidity to pay the FP obligations on a timely basis. The Company sought to manage the FP business' liquidity risk through the maintenance of liquid collateral and liquidity agreements. To minimize the refinancing risk in the portfolio of the investments supporting the GIC liabilities (the "FP Investment Portfolio"), bonds in the portfolio were targeted to have shorter weighted average lives than those of the related funding obligations. While this investment strategy posed a degree of reinvestment risk, the Company believed it could adequately minimize liquidity risk. These assumptions proved incorrect. During the course of 2008, the FP segment developed significant liquidity shortfalls as a result of a number of factors, including (i) greater than anticipated GIC withdrawals; (ii) slower than anticipated amortization of RMBS owned in the FP Investment Portfolio; (iii) redemption/collateralization requirements triggered by the downgrade of FSA's rating by Moody's; and (iv) a significant decline in market value of the FP Investment Portfolio due to market dislocation, with mark-to-market losses at December 31, 2008 of $8.6 billion. These liquidity shortfalls were addressed by liquidity support provided by Dexia over the course of 2008, culminating in the FSAM Risk Transfer Transaction in February 2009.

        Unscheduled withdrawals of principal allowed by the terms of the GICs have increased due to a number of factors, and have largely been associated with non-municipal GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn earlier than expected upon a payment default by the municipal issuer. Construction fund GICs usually have withdrawal schedules based on expected construction funding requirements, but may be drawn earlier or later than expected when construction of the underlying municipal project does not proceed as expected. The majority of non-municipal GICs insured by FSA are purchased by issuers of credit-linked notes that provide credit protection with respect to CDOs of ABS and CLOs. These issuers of credit-linked notes typically sell credit protection by entering into a CDS referencing specified asset-backed or corporate obligations. Such GICs may be and in many cases have been drawn earlier than expected to fund credit protection payments due by the credit-linked note issuer under the related CDS or upon an acceleration of the related credit-linked notes following a transaction event of default.

        Further, liquidity risk related to FSA's ratings has increased as FSA has been downgraded or placed on credit watch by the three major rating agencies. Some FSA-insured GICs allowed for withdrawal of GIC funds in the event of a downgrade of FSA below Aaa by Moody's, unless the relevant GIC Subsidiary posted collateral or otherwise enhanced its credit. The November 2008 downgrade to Aa3 by Moody's resulted in a trigger breach on $1.7 billion of unsecured GICs and $1.6 billion of secured GICs. The downgrade required the Company to either post collateral (or post additional collateral if already collateralized) or terminate, depending upon the requirements of the relevant GIC. In the case of termination, the Company either had to return par or negotiate a market value termination. In respect of unsecured GICs, the Company posted $1.0 billion of collateral, terminated $0.4 billion of GICs and modified the trigger to below Aa3 on $0.2 billion of GICs. The Company also posted $80 million of additional collateral to secured GICs.

        Additional downgrades by Moody's or a downgrade by S&P would result in additional requirements. At December 31, 2008, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.8 billion of GICs and the need to post collateral on GICs with a balance of $13.4 billion. Each GIC contract stipulates the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash collateral to, typically, 108% for asset-backed securities. Assuming an average margin of 105%, the market value of required collateral would be $14.1 billion. At December 31, 2008, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e., BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $5.1 billion of GICs and repayment or collateralization of the remainder of the $9.1 billion of GICs outstanding.

        In anticipation of a need for increased liquidity resources, commencing with the fourth quarter of 2007 the Company began investing newly originated GIC proceeds into short-term investments. As a result, the net interest margin ("NIM") on new business originations in the FP segment has been eliminated and, in some cases, negative. In order to address its liquidity needs, FSAM has accessed lines of credit provided by Dexia, with $1.3 billion in draws on the First Dexia Line of Credit outstanding at December 31, 2008, and expects to rely upon liquidity provided by Dexia for its on-going liquidity requirements.

        For further discussion of the liquidity risk and resources of the FP segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FP Segment Liquidity."

  Consolidated Variable Interest Entities

        FSA Global is a Cayman Islands-domiciled issuer of FSA-insured notes and other obligations sold in international markets that are generally referred to as "medium term notes." The Company owns 49% of the voting ordinary shares and 100% of the nonvoting preference shares of FSA Global. FSA Global issued securities at the request of interested purchasers in a process known as "reverse inquiry," which generally resulted in lower interest rates and borrowing costs than would apply to direct borrowings. FSA Global also issued securities in traditional private placements to institutional investors and to participants in Leveraged Lease Transactions in which Company affiliates may play a number of financing roles. At December 31, 2008, the VIEs, including FSA Global, had $2.1 billion principal amount of outstanding notes. In accordance with the Purchase Agreement, FSA Global has ceased offering securities.

        FSA Global is managed as a "match funded vehicle," in which the proceeds from the sale of FSA Global notes are invested in obligations chosen to provide cash flows substantially matched to those of the notes (taking into account, in some cases, dedicated third-party liquidity). This match funded structure was designed to minimize the market and liquidity risks borne by FSA Global and FSA.

        FSA Global generally raised funds denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating borrowing rates. In recent years, the funds FSA Global raised have generally been invested in FSA-insured GICs, but it has invested in other FSA-insured obligations. FSA Global invests with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. The majority of FSA Global's investments are either denominated in U.S. dollars or converted into U.S. dollars at LIBOR-based floating rates. FSA Global's investments mature prior to the maturity of the related FSA Global notes, and pay a higher interest rate than the interest rate on the related FSA Global notes.

        Under the Purchase Agreement, Assured and Dexia Holdings agreed to cooperate in good faith to evaluate the feasibility of the actual or functional separation of FSA Global's leveraged lease and medium term notes businesses with a view to maximizing the tax, accounting and financial efficiency of the separation of the businesses for both parties. At March 17, 2009, an agreement had not been reached on the structure of the business separation. Regardless of the structure of such business separation, under the Purchase Agreement Dexia Holdings is expected to retain the risks associated with FSA Global's medium term notes business and certain portions of its leveraged lease business, FSA is expected to retain the risks associated with the leveraged lease debt business, and no new business will be written by FSA Global or Premier.

 Credit Underwriting Guidelines, Standards and Procedures

Financial Guaranty Business

        Financial guaranty insurance written by FSA generally relies on an assessment of the adequacy of various payment sources to meet debt service or other obligations in a specific transaction without regard to premiums paid or income from investment of premiums. FSA's underwriting policy is to insure public finance obligations, including infrastructure finance transactions, that it determines are investment grade without the benefit of FSA's insurance. To this end, each policy FSA writes or reinsures is designed to satisfy the general underwriting guidelines and specific standards for particular types of obligations approved by its Board of Directors. In addition, the Company's Board of Directors has established an Underwriting Committee that reviews completed transactions, generally on a quarterly basis, to ensure conformity with underwriting guidelines and standards.

  Underwriting Guidelines for Public Finance Obligations

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

  Underwriting Guidelines for Asset-Backed Obligations

        FSA ceased underwriting asset-backed obligations in August 2008. FSA's underwriting guidelines for asset-backed obligations varied by obligation type in order to reflect different structures and types of credit support. FSA sought to insure asset-backed obligations that generally provided for one or more forms of overcollateralization (such as excess collateral value, excess cash flow or "spread," reserves or, in the case of CDS, a deductible) or third-party protection. Asset-backed obligations in FSA's insured portfolio often benefit from self-adjusting mechanisms, such as cash traps or accelerated amortization that take effect upon a failure to satisfy performance-based triggers. Overcollateralization or third-party protection does not necessarily protect FSA against all risk of loss, but was generally intended to assume the primary risk of financial loss. Overcollateralization and third-party protection may not have been required in transactions in which FSA was insuring the obligations of certain highly rated issuers, which were typically regulated, had implied or explicit government support, or were short-term.

        FSA's asset-backed obligations underwriting policy allowed for FSA to insure securities issued to refinance other securities insured by FSA as to which the issuer was or may have been in default. Overcollateralization and third-party protection may not have been required in such transactions. In addition, FSA insured on a selective basis so-called "future flow," "diversified payment right," "triple-X," "airplane enhanced equipment trust certificate" and "whole business" securitizations in which FSA may be exposed to a level of corporate risk greater than found in traditional asset-backed securities. FSA has also insured "extreme mortality" transactions, which, like "triple-X" securitizations insured by FSA, expose FSA to investment-grade levels of mortality risk. Historically, FSA was very selective in insuring securities with risks that it considered difficult to conservatively underwrite. For example, FSA has no material exposure in its insured portfolio to CDOs of ABS.

        FSA's general policy was to insure 100% of the principal, interest and other amounts due in respect of funded asset-backed obligations rather than providing partial or first-loss coverage sufficient to confer a Triple-A rating on the senior obligations. In the CDS sector, FSA often insured risks, and in the funded sector FSA sometimes insured securities, on a "compressed" or "mezzanine" basis in which the obligations insured by FSA were subordinate, in whole or in part, to more senior uninsured obligations and where the risk insured by FSA was typically Triple-A without the benefit of FSA's insurance. FSA insures securities previously insured by another financial guaranty insurer. Until the fourth quarter of 2007, any such "previously wrapped" obligation was required to conform to FSA's underwriting requirements, where specific requirements were in place, without regard to the previous wrap or, in some cases, be a "near miss"—i.e., a transaction that comes close to but does not entirely conform to FSA's underwriting guidelines. Commencing with the fourth quarter of 2007, previously wrapped transactions that were a "near miss" no longer qualified for FSA insurance.

  The Underwriting Process

        Final transaction approval is obtained from FSA's Municipal Underwriting Committee (the "MUNC") for domestic municipal transactions and FSA's Management Review Committee (the "MRC") for international infrastructure transactions and, in some cases, amendments to or developments in outstanding asset-backed transactions. Prior to August 2008, the MRC was also responsible for approving asset-backed transactions. In some cases, such as in the event of an international municipal transaction, the MUNC and MRC may both review a proposed transaction together. Approval is usually based upon both a written and an oral presentation by the underwriting group to the respective committee. Following approval, the Chair of the applicable underwriting committee may approve minor transaction modifications. Major changes require the concurrence of the applicable underwriting committee.

        The Company's Risk Management Committee reviews the Company's insured portfolio on a periodic basis. The Risk Management Committee includes FSA's Chief Risk Management Officer and the three Chief Underwriting Officers (Municipal, International, and International Structured Finance Underwriting), as well as the Chief Executive Officer, President, General Counsel, Chief Financial Officer and the heads of the Transaction Oversight groups.

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

        The Chief Executive Officer and President are not required to participate in MUNC meetings for transactions meeting certain criteria. Subject to applicable limits, public finance transactions satisfying credit requirements may be approved by a committee (the "Demi-MUNC") composed of at least two voting members, one of whom must be the Chief Municipal Underwriting Officer or Municipal Underwriting Officer, and any one of certain managing directors and directors designated by the MUNC.

        The MRC is composed of FSA's Chief Executive Officer, President, Chief Risk Management Officer, Chief International Underwriting Officer, Chief International Structured Finance Officer, General Counsel and Associate General Counsel for Asset-Backed Transactions.

        The rating agencies participate to varying degrees in the underwriting process. In the case of domestic municipal obligations, prior rating agency review is a function of the type of insured obligation and the risk elements involved. Most asset-backed and international obligations insured by FSA were reviewed prior to issuance by both S&P and Moody's to evaluate the risk proposed to be insured. The independent review of FSA's underwriting practices performed by the rating agencies further strengthens the underwriting process.

  Transaction Oversight and Transaction Services

        FSA's Transaction Oversight Groups and its workout subsidiary TSC are independent of the analysts and credit officers involved in the underwriting process. The Municipal and Asset-Backed Transaction Oversight Groups are responsible for monitoring the performance of outstanding transactions. The Transaction Oversight Groups and TSC are responsible for taking remedial actions for underperforming transactions as appropriate. The managers of the transaction oversight and transaction services functions report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the changes in the overall insured portfolio during the quarter and developments with respect to poorly performing transactions. The Transaction Oversight Groups review insured transactions to confirm compliance with transaction covenants, monitor credit and other developments affecting transaction participants and collateral, and together with TSC and the Risk Management Committee determine the steps, if any, required to protect the interests of FSA and the holders of FSA-insured obligations. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the RMBS and other asset-backed categories.

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

        The table below presents the gross and net par outstanding and the gross and net reserves for risks classified as described above:

Par Outstanding

	December 31,
	2008		2007
	Gross	Net	Gross	Net
	(in millions)
Categories I and II	$502,297	$386,964	$527,931	$395,470
Category III	14,452	10,725	8,467	5,053
Category IV	1,260	1,181	3,976	3,297
Category V no claim payments	6,439	5,627	2,654	1,737
Category V with claim payments	5,163	4,033	1,163	900

Total	$529,611	$408,530	$544,191	$406,457

Case Reserves

	December 31,
	2008		2007
	Gross	Net	Gross	Net
	(in millions)
Category V no claim payments	$818.5	$708.0	$112.6	$64.4
Category V with claim payments	787.9	614.4	62.0	33.7

Total	$1,606.4	$1,322.4	$174.6	$98.1

        Activity in the liability for losses and loss adjustment expense reserve, which consists of case and non-specific reserves, is summarized as follows:

Reconciliation of Net Loss and Loss Adjustment Expense Reserves

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Case Reserve Activity:
Gross balance at January 1	$174.6	$90.3	$90.0
Less reinsurance recoverable	76.5	37.3	36.3

Net balance at January 1	98.1	53.0	53.7
Transfer from non-specific reserve	1,823.2	69.4	1.2
Paid (net of recoveries) related to:
Current year recovery (paid)	16.7	(8.3)	—
Prior year	(615.6)	(16.0)	(1.9)

Total paid	(598.9)	(24.3)	(1.9)

Net balance at December 31	1,322.4	98.1	53.0
Plus reinsurance recoverable	284.0	76.5	37.3

Gross balance at December 31	1,606.4	174.6	90.3

Non-specific Reserve Activity:
Balance at January 1	100.0	137.8	115.7
Provision for losses
Current year	1.3	25.8	17.8
Prior year	1,876.4	5.8	5.5
Transfers to case reserves	(1,823.2)	(69.4)	(1.2)

Net balance at December 31	154.5	100.0	137.8
Plus reinsurance recoverable	18.1	—	—

Gross balance at December 31	172.6	100.0	137.8

Total gross case and non-specific reserves	$1,779.0	$274.6	$228.1

Financial Products Business

  The FP Business Underwriting and Investment Process

        The Company's FP business is in the process of being transferred to Dexia. No new GICs have been issued since November 2008 and no further GIC issuance is currently contemplated.

        FP's underwriting guidelines govern FSAM's investment of funds raised from the issuance of GICs. FSAM only invests in securities that are investment-grade at the time of purchase. The Company's objective is to manage its GIC investment portfolio to maintain sufficient liquidity to address expected and unexpected GIC withdrawals and to maintain sufficient eligible collateral to support collateralized GICs.

        Final transaction approval for an investment by FSAM or its UK subsidiary FSA-PAL depends on the investment sector, credit rating, amount and other factors. Pending legal transfer of the FP business to Dexia, FSAM and FSA-PAL invest GIC proceeds in accordance with the FP underwriting guidelines, subject to oversight by a transition officer designated by Dexia and the Transaction Management Committee established by the Company's Board of Directors. The FP underwriting guidelines require that the head of the FP group and an FP group risk manager approve all investments and specify whether approvals from FSA's Chief Executive Officer, President, Chief Risk Management Officer and/or other officers are also required.

        Prior to withdrawing from the FP business, final transaction approval for GICs depended on the type and size of the GICs, along with other criteria. FP's underwriting guidelines required that the head of the FP group and an FP group risk manager approve all GICs and specified whether approval from FSA's Chief Executive Officer, President, Chief Risk Management Officer and/or other officers was also required.

  Financial Products Risk Management

        FP Risk Management is divided into FP Market Risk Management and FP Credit Risk Management. Together they are responsible for monitoring the ongoing asset performance of the FP Investment Portfolio, including the underlying exposure to non-agency RMBS, as well as the performance of the portfolio of outstanding GICs. FP Market Risk Management and FP Credit Risk Management are independent of the FP business originations process and report to the Chief Risk Management Officer. The Underwriting Committee of the Board of Directors receives quarterly reports describing the market, credit and liquidity risks in the GIC portfolio and FP Investment Portfolio as well as material changes that may have occurred during the quarter.

        In monitoring the FP Investment Portfolio, FP Risk Management utilizes both proprietary and third-party models and analytics, focusing on the underlying collateral of the ABS and the cash flows generated by the collateral to determine whether a security's performance is consistent with its credit rating. FP Risk Management evaluates the liquidity adequacy of the portfolio to ensure that even under various stress conditions, such as a decrease in current expected prepayment rates that would result in a lengthened weighted average life of the investments, the portfolio would still have adequate liquidity to pay the debt service on its funding obligations as they become due, and also evaluates interest rate and currency risks in the portfolio to assess market risk.

        FP Risk Management monitors the portfolio of outstanding GICs and the interest rate, currency, and liquidity risks in the portfolio to assess market risk as well as liquidity risks arising from unexpected or early withdrawals. FP Credit Risk Management assesses the performance of individual GIC positions to determine the level of ongoing surveillance needed. These valuations relate to the credit quality of the transactions underlying each GIC as well as other factors and utilize both proprietary and third-party models and analytics.

        With respect to transactions governed by ISDA master agreements, FP Risk Management monitors net counterparty credit exposure and, when the exposure exceeds an agreed to limit, demands collateral from the counterparty in accordance with the relevant master agreement.

Corporate Research

        FSA's Corporate Research Department is composed of a professional staff under the direction of the Chief Risk Management Officer. The Corporate Research Department is responsible for evaluating the credit quality of entities participating in or providing recourse on obligations insured by FSA. It also provides analysis of industry segments. Members of the Corporate Research Department generally report their findings directly to the appropriate underwriting committee in the context of transaction review and approval, and to the Risk Management Committee as part of its periodic portfolio reviews.

Legal

        The Company's Legal Department is composed of a professional staff of attorneys and legal assistants under the direction of the General Counsel. The Company's Legal Department is divided into five sectors: municipal transactions, asset-backed transactions, financial products, regulatory/reinsurance/corporate and compliance. The Legal Department plays a major role in establishing and implementing legal requirements and procedures applicable to obligations insured by the Company. Members of the Legal Department serve on the MRC and MUNC, which provide final underwriting approval for transactions. An attorney in the Legal Department works together with his or her counterpart in the relevant financial guaranty group in determining the legal and credit elements of each obligation proposed for insurance and in overseeing the execution of approved transactions and, where applicable, loss mitigation efforts. Public finance obligations insured by the Company are ordinarily executed without employment of outside counsel. The financial products attorneys in the Legal Department work together with their counterparts in the FP group in developing and overseeing the execution of approved financial products transactions. The Legal Department works closely with the Transaction Oversight Groups and TSC in addressing legal issues, rights and remedies, as well as proposed amendments, waivers and consents, in connection with obligations insured by the Company. The Legal Department is also responsible for domestic and international regulatory compliance, reinsurance, secondary market transactions, litigation and other matters.

Finance

        The Company's Finance Department is composed of a professional staff of accountants and financial analysts under the direction of the Chief Financial Officer. The Company's Finance Department is divided into two principal sections: Accounting and Treasury. Accounting plays the primary role in establishing and complying with accounting policies and procedures consistent with each of the various accounting standards under which the Company and its subsidiaries prepare its financial statements, including GAAP, international financial reporting standards ("IFRS") and various statutory methods prescribed for its domestic insurance operations and non-U.S. subsidiaries and branches. Treasury plays the primary role in developing and monitoring the operating and capital plans. This department is also responsible for optimizing the Company's capital structure, monitoring the capital and liquidity resources and periodically evaluating returns on deployed capital. The Finance Department works closely with all areas of the Company to ensure that all transactions are well understood, processed in an appropriate and controlled manner, and accounted for properly. This department is also responsible for ensuring that the Company maintains adequate internal control systems over financial reporting and periodically meets to review and discuss financial filings prior to their submission with the Securities and Exchange Commission ("SEC"). The Controller is the head of the Accounting Department and regularly attends meetings of the Audit Committee of the Board of Directors. The Treasurer is the leader of the Treasury Department and regularly attends meetings of the Investment Committee of the Board of Directors.

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

Competition and Industry Concentration

        Beginning in the second half of 2007, the credit markets commenced a period of significant dislocation that has not abated. At the same time, severe rating downgrades of most financial guaranty insurers have reduced the number of providers of financial guaranty insurance while calling into question the durability of financial guaranties in general. FSA and Assured Guaranty Corp. ("Assured Guaranty") are the principal active participants in the financial guaranty marketplace, with the Company operating at a competitive disadvantage due to its lower ratings and uncertain outlook.

        FSA faces competition from both other providers of and alternatives to third-party credit enhancement. Most securities are sold without third-party credit enhancement. Accordingly, each transaction FSA proposes to insure must generally compete against an alternative execution that does not employ third-party credit enhancement. Many financings may be funded by banks through loans or in the capital markets through the sale of securities. Both types of fundings may be executed with or without insurance. Beginning in the second half of 2008, the appetite for insured securities declined dramatically with, in some cases, insured securities trading at a discount to uninsured securities of the same issuer. FSA seeks to restore investor confidence in its credit quality and stability with a view towards increasing investor appetite for FSA-insured securities.

        Most of the Company's competitors in the financial guaranty industry announced sharp increases in projected losses on insured transactions commencing in late 2007, and subsequently were downgraded by the major securities rating agencies. At February 20, 2009, Assured Guaranty was rated Triple-A by S&P and Fitch and Aa2 by Moody's, while the Company's other historical competitors had suffered severe ratings downgrades, in most cases to non-investment grade levels, resulting in substantial or complete withdrawal from the marketplace. These downgraded insurers include Ambac Assurance Corp. ("Ambac"), CIFG Guaranty, Financial Guaranty Insurance Company ("FGIC"), MBIA Insurance Corp. ("MBIA"), Syncora Guarantee Inc. ("SGI") (formerly XL Capital Assurance) and Radian Asset Assurance Inc. Likewise, most derivative product companies and credit default swap providers that previously competed with financial guaranty insurers have generally suffered rating downgrades and/or ceased conducting new business.

        In the fourth quarter of 2007, Berkshire Hathaway Assurance Company ("BHAC") commenced operations as a financial guaranty insurer. Given BHAC's affiliation with Triple-A rated Berkshire Hathaway Company, BHAC has the potential to be a significant competitor to the Company in the public finance sector but has to date insured transactions only on an opportunistic basis. Another new monoline competitor, Municipal and Infrastructure Assurance Corporation ("MIAC"), commenced operations in October 2008, intending to focus on municipal and infrastructure finance. National Public Finance Guaranty Corp. ("NPFG"), an affiliate of MBIA, commenced operations in February 2009, intending to focus on municipal finance. In addition, Ambac has announced an intention to establish an affiliate, Everspan Financial Guaranty Corp., that will engage in municipal financial guaranty insurance. There are proposals for Congress to establish a federally chartered bond insurer, and for states and pension funds to establish bond insurers, in each case to address the public sector demand for bond insurance. Any such Federal, state or pension fund sponsored bond insurer would likely prove to be a significant competitor to the Company.

        Concerns regarding the capital adequacy of financial guarantors have drawn attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In 2008, the Superintendent of Insurance of the State of New York (the "New York Superintendent") stated his intention to propose new regulations or amendments to Article 69 ("Article 69"), a comprehensive financial guaranty insurance statute, of the insurance laws of the State of New York (the "New York Insurance Law") for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations, such as CDOs of ABS, or separating the municipal insurance business from the non-municipal insurance business. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribes best practices for financial guaranty issuers that narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. There also have been proposals for a federal office to oversee bond insurers.

        The long-term impact of recent developments on the Company's competitive position remains uncertain. At this stage, management cannot predict the impact of the financial crisis on the Company's future, or the competitive, regulatory and rating agency environments that will emerge.

        Parties seeking to establish a new financial guaranty insurer that may compete with the Company face entry requirements that generally include:

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

Some entrants into the industry, such as BHAC, may be able to call on other options such as parent contingent guarantees to avoid or minimize some of these requirements, with regulators waiving requirements formerly applicable to monoline financial guaranty insurers and otherwise expediting the licensing process. In addition, government sponsored entities competing in this sector may operate under rules of conduct yet to be established.

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

        At December 31, 2008, FSA reinsured approximately 23% of its principal amount outstanding. FSA's on-going use of reinsurance going forward remains uncertain due to a number of factors, including diminished reinsurance capacity from highly rated providers and concerns regarding the correlation of reinsurer credit-worthiness in an economic downturn.

        FSA historically obtained reinsurance to increase its policy writing capacity, both on an aggregate-risk and a single-risk basis, to:

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

        FSA arranges reinsurance on both a facultative (transaction-by-transaction) and treaty basis. By annual treaty, FSA employs "automatic facultative" reinsurance that permits FSA to apply reinsurance to transactions it selects subject to certain limitations. The remainder of FSA's treaty reinsurance provides coverage for a portion, subject in certain cases to adjustment at FSA's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty is either cancellable annually upon 90 days' prior notice by either FSA or the reinsurer or has a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, FSA generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law. FSA monitors the financial condition of its reinsurers.

        Primary insurers, such as FSA, are required to fulfill their obligations to policyholders even if reinsurers fail to meet their obligations. The financial condition of reinsurers is important to FSA, and FSA endeavors to place its reinsurance with financially strong reinsurers. FSA's treaty reinsurers at December 31, 2008 were Assured Guaranty Re Ltd.; Mitsui Sumitomo Insurance Company, Limited; RAM Reinsurance Co. Ltd.; and Tokio Marine. At March 1, 2009, FSA had not entered into any new reinsurance treaties or renewed existing treaties that would cover new business written in 2009.

        FSA had reciprocal surplus share reinsurance treaties with Ambac and FGIC that provided quota share reinsurance on transactions exceeding specified par amounts insured. These reciprocal treaties expired on December 31, 2007 and June 30, 2007, respectively, and were not renewed. In September 2008, FSA commuted substantially all its ceded and assumed business with FGIC. In July 2008, FSA agreed to re-assume all reinsurance ceded to SGR. FSA agreed to cede a portion of this business to SGI, an affiliate of SGR, as of the re-assumption date. Ceded net unearned premiums and future ceded case reserves are secured by collateral held in a trust. In September, November and December 2008, FSA re-assumed portions of the business it ceded to SGI. Due to a liquidation order against Bluepoint RE, Limited ("Bluepoint"), FSA is treating all reinsurance ceded to Bluepoint as cancelled as of the date of the liquidation order.

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

        In recent years, most of FSA's reinsurers have been downgraded by one or more rating agency. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models.

        Credit developments with respect to subprime residential mortgage-backed securities and CDOs of ABS adversely affected a number of the Company's reinsurers in 2008, but FSA's two principal reinsurers, Assured Guaranty Re Ltd. and Tokio Marine, have stable Double-A ratings. In the event of a downgrade by Moody's, S&P or, in some cases, Fitch of a reinsurer's rating, FSA generally has the option to re-assume all business ceded to the downgraded reinsurer on a treaty-by-treaty basis, and in some cases it has the option to re-assume all business that does not exceed internal, regulatory or rating agency single risk limits.

        FSA, FSAIC and FSA International are party to a quota share reinsurance pooling agreement pursuant to which, after reinsurance cessions to other reinsurers, the FSA companies share in the net retained risk insured by each of these companies or reinsured by FSA from FSA UK. Under the pooling agreement, FSA, FSAIC and FSA International share the net retained risk in proportion to their policyholders' surplus and contingency reserves, or "statutory capital," at the end of the prior calendar quarter.

        FSA UK and FSA are party to a quota share and stop loss reinsurance agreement pursuant to which:

  •
  FSA UK reinsures with FSA its retention under its policies after third-party reinsurance based on an agreed-upon percentage that is substantially in proportion to the statutory capital of FSA UK to the total statutory capital of FSA and its subsidiary insurers (including FSA UK); and

  •
  subject to certain limits, FSA is required to make payments to FSA UK when FSA UK's annual net incurred losses and expenses exceeds FSA UK's annual net earned premiums plus draws on FSA UK's equalization reserves to pay incurred losses.

        Under this agreement, FSA UK ceded to FSA approximately 95% of its retention after third-party reinsurance of its policies issued in 2008.

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

Rating Agencies

        Obligations insured by the Company are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. Accordingly, the Company's ability to originate new insurance business and compete with other financial guarantors and credit enhancers is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA and the Company's other insurance company subsidiaries by the major securities rating agencies. Prior to the third quarter of 2008, the insurance company subsidiaries, as well as the obligations they insured, had historically been awarded Triple-A ratings by the three major securities rating agencies. During the third quarter of 2008, the rating agencies took various ratings actions regarding the Company:

  •
  On July 21, 2008, Moody's placed the Triple-A rating of the Company's insurance company subsidiaries on "review for downgrade." In announcing the review for possible downgrade, Moody's stated that it had re-estimated expected and stress loss projections on FSA's aggregate insured portfolio. On November 21, 2008, Moody's downgraded the Company's insurance company subsidiaries from Aaa to Aa3, and assigned the rating a "developing" status.

  •
  On October 8, 2008, S&P placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch." On November 6, 2008, S&P reported that FSA surpassed its Triple-A minimum capital requirement with a margin of safety of 1.3–1.4 times, taking into consideration S&P's updated loss projections for the Company's RMBS portfolio.

  •
  On October 9, 2008, Fitch placed the Company's insurance company subsidiaries' Triple-A ratings on "negative credit watch."

        Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

        The ratings agencies stated that their actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management and uncertainty regarding future RMBS loss.

        The rating agencies periodically review FSA's business and financial condition, focusing on the insurer's underwriting policies and procedures and the quality of the obligations insured, and publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by FSA, as well as the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy such rating agency's capital adequacy criteria necessary to maintain FSA's ratings. FSA's ability to compete with other financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

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

Insurance Regulatory Matters

General

        FSA is licensed to engage in insurance business in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. FSA is subject to the New York Insurance Law and is also subject to the insurance laws of the other states in which it is licensed to transact insurance business. FSAIC is an Oklahoma-domiciled insurance company also licensed in New York and subject to the New York Insurance Law. FSA and its domestic insurance company subsidiary are required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed, and are subject to statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. FSA's accounts and operations are subject to periodic examination by the New York Superintendent and other state insurance regulatory authorities. During 2008 the New York Superintendent began its review for the five-year period ended December 31, 2007, which period may be extended through December 31, 2008. The last completed examination was conducted in 2004 for the three-year period ended December 31, 2002.

        FSA International is a Bermuda-domiciled insurance company subject to applicable requirements of Bermuda law. FSA International maintains its principal executive offices in Hamilton, Bermuda. FSA International does not intend to transact business or establish a permanent place of business in the United States or Europe.

        FSA UK is a United Kingdom domiciled insurance company subject to applicable requirements of English law. FSA UK maintains its principal executive offices in London, England. Pursuant to European Union Directives, FSA UK is generally authorized to write business out of its London office in other member countries of the European Union, subject to the satisfaction of perfunctory registration requirements.

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

New York Financial Guaranty Insurance Law

        Article 69 of the New York Insurance Law, a comprehensive financial guaranty insurance statute, governs all financial guaranty insurers licensed to do business in New York, including FSA. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as surety).

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

        Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers, including FSA, to address these concerns.

        Adverse developments surrounding the Company's industry peers have led state insurance regulators and federal regulators to question the adequacy of the current regulatory scheme governing financial guaranty insurers. In 2008, the New York Superintendent stated his intention to propose new regulations or amendments to Article 69 for financial guaranty insurers, potentially including limitations or prohibitions on insuring CDS and certain structured finance obligations, such as CDOs of ABS, or separating the municipal insurance business from the non-municipal insurance business. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribes best practices for financial guaranty issuers that narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. There also have been proposals for a federal office to oversee bond insurers.

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

        Based on FSA's statutory statements for 2008, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2008 is approximately $62.0 million, subject to certain limitations.

Financial Guaranty Insurance Regulation in Other Jurisdictions

        FSA is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

        The Bermuda Ministry of Finance regulates FSA International. The United Kingdom Financial Services Authority regulates FSA UK. Pursuant to European Union Directives, FSA UK has been authorized to provide financial guaranty insurance for transactions in numerous European countries from its home office in the United Kingdom. FSA has received a determination from the Australian Insurance and Superannuation Commissioner that the financial guarantees issued by FSA with respect to Australian transactions do not constitute insurance for which a license is required. The Japan Financial Services Authority regulates the activities of FSA's Tokyo branch. The Ministry of Finance and the Mexican National Commission of Insurance and Finance regulate the activities of FSA Mexico.

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

Investments

        The Company segregates its investments into various portfolios:

  •
  the "General Investment Portfolio," consisting of the investments held by FSA, FSA Holdings and other subsidiaries not included in the portfolios below;

  •
  the "FP Segment Investment Portfolio," which is made up of:

  •
  the "FP Investment Portfolio," consisting of the investments supporting the GIC liabilities; and

  •
  the "VIE Investment Portfolio," consisting of the investments supporting the VIE liabilities; and

  •
  the assets acquired in refinancing FSA-insured transactions.

        The Company is exposed to various risks in its investment portfolios, including credit, liquidity, currency exchange rate and interest rate risks.

        At December 31, 2008, the Company also had investments in strategic partners, including TheDebtCenter, L.L.C., which operates TheMuniCenter, L.L.C., an online exchange for municipal bonds. During the third quarter of 2008, the Company sold its investment in SGR.

Investments Insured by the Company

        Both the General Investment Portfolio and the FP Investment Portfolio include fixed-income investments insured by FSA ("FSA-Insured Investments") acquired in the ordinary course of business. At December 31, 2008, based on amortized cost, the General Investment Portfolio included $398.7 million of FSA-Insured Investments, representing approximately 6.6% of the portfolio, and the FP Investment Portfolio included $410.9 million of FSA-Insured Investments, representing approximately 4.5% of the available-for-sale portfolio. These assets are included in the Company's surveillance process and at December 31, 2008 no loss reserves were anticipated on any of these assets.

        The Company records these investments as available-for-sale securities and carries them at fair value, which, so long as the investments are acquired in the ordinary course of business, includes the effect of the embedded FSA guaranty. The Company's accounting treatment of the FSA-Insured Investments is based on Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires that investment securities be carried at fair value, applying quoted prices where available. Quoted prices reflect the value of the embedded FSA insurance policy and related rating. For a discussion of the Company's fair value measurements, see Note 3 to the consolidated financial statements in Item 8.

General Investment Portfolio

        Management's primary objective in managing the General Investment Portfolio is to generate an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity, subject to rating agency capital adequacy criteria that reduce credit for investments based on their ratings to the extent rated less than Triple-A. The General Investment Portfolio is managed by unaffiliated professional investment managers and the Company's affiliate FSA Portfolio Management, which manages the majority of the Company's municipal portfolio. The investment management function is overseen by the Investment Committee of the Company's Board of Directors. The Company's investment in SGR preferred stock was included in the General Investment Portfolio prior to its sale in the third quarter of 2008.

        To accomplish its objectives, the Company has established guidelines for eligible fixed-income investments by FSA, requiring that at least 95% of such investments be rated at least Single-A at acquisition and the overall portfolio be rated Double-A on average. Fixed-income investments falling below the minimum quality level are disposed of at such time as management deems appropriate. For liquidity purposes, the Company's policy is to invest primarily in readily marketable investments with no legal or contractual restrictions on resale. Eligible fixed- income investments include U.S. Treasury and agency obligations, corporate bonds, tax-exempt bonds, asset-backed securities and mortgage-backed securities. In applying its investment guidelines, the Company uses the published rating for FSA-Insured Investments, rather than the rating that such securities would have without giving effect to the FSA guaranty, referred to as the "shadow rating." The Company's current investment strategy is to invest in high quality, readily marketable instruments of intermediate average duration so as to generate stable investment earnings with minimal market value or credit risk.

        The following table summarizes the Company's General Investment Portfolio by security type:

General Investment Portfolio by Security Type

	December 31,
	2008			2007
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103.7	3.33%	$112.8	$97.3	4.53%	$101.4
Obligations of U.S. states and political subdivisions	4,321.1	4.84	4,239.8	3,920.5	4.84	4,064.6
Mortgage-backed securities	408.1	5.62	412.3	404.3	5.64	407.8
Corporate securities	206.2	4.89	210.4	198.4	5.24	201.2
Foreign securities	333.6	3.81	283.7	248.0	5.00	256.3
Asset-backed securities	26.1	5.15	24.2	23.1	5.07	23.3

Total bonds	5,398.8	4.81	5,283.2	4,891.6	4.93	5,054.6
Short-term investments	651.1	0.38	651.9	96.3	4.18	97.4

Total fixed-income securities	6,049.9	4.33	5,935.1	4,987.9	4.91	5,152.0
Equity securities	1.4		0.4	40.0		39.9

Total General Investment Portfolio	$6,051.3		$5,935.5	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The Company's investments in mortgage-backed securities primarily consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. The Company also held, at December 31, 2008, $23.0 million of Triple-A-rated CMOs which are not guaranteed by government agencies.

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

        For further information regarding the General Investment Portfolio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Invested Assets—General Investment Portfolio."

FP Investment Portfolio

        The FP Investment Portfolio is broadly comprised of short-term investments, agency and non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs of ABS, and other asset-backed securities. Non-agency RMBS comprise the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: first-lien mortgage loans to subprime borrowers, Alt-A loans, Option ARMs, closed-end second lien mortgage, HELOCs and prime loans. The FP Investment Portfolio also includes NIM securitizations.

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS 115. The Company records unrealized gains and losses, net of deferred tax, as a component of accumulated other comprehensive income, unless determined to be other than temporary impairments ("OTTI"). For further information regarding the portfolio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Invested Assets—FP Investment Portfolio." For a discussion of the management of the investment strategies and management of the FP Investment Portfolio, see "—The Financial Products Business" and "—Credit Underwriting Guidelines, Standards and Procedures—Financial Products Business—Financial Products Credit Risk Management."

        The following table summarizes the Company's available-for-sale FP Investment Portfolio by security type:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	December 31,
	2008		2007
Investment Category	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$5,212.0	$5,212.8	$13,016.0	$11,714.6
Agency RMBS(2)	1,230.1	1,230.1	1,064.3	1,058.2
U.S. Municipal bonds	333.7	333.7	556.2	555.4
Corporate	357.5	360.3	521.7	519.2
Asset-backed and other securities:
Collateralized bond obligations, CDO and CLO	206.1	206.1	471.0	431.6
Other(3)	1,411.0	1,417.0	1,585.9	1,517.5

Total available-for-sale bonds	8,750.4	8,760.0	17,215.1	15,796.5
Short-term investments	463.3	463.3	1,918.7	1,918.7

Total available-for-sale bonds and short-term investments	$9,213.7	$9,223.3	$19,133.8	$17,715.2

(1)
Amortized cost includes fair value adjustments recorded as OTTI and hedge accounting adjustments.

(2)
Includes RMBS or asset-backed securities issued or guaranteed by U.S. sponsored agencies (including but not limited to Fannie Mae or Freddie Mac).

(3)
Includes primarily asset-backed securities, U.S. agency debentures and treasury securities.

VIE Investment Portfolio

        The Company's management believes that the assets held by the VIEs, including those that are eliminated in consolidation, are beyond the reach of the Company's creditors, even in bankruptcy or other receivership. All bonds in the VIE Investment Portfolio are insured by FSA.

        The following table summarizes available-for-sale bonds and short-term investments in the VIE Investment Portfolio by security type:

Available-for-Sale Securities in the
VIE Investment Portfolio by Security Type

	December 31,
	2008		2007
Investment Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Obligations of U.S. states and political subdivisions	$12.9	$12.9	$15.5	$16.2
Foreign securities	9.3	9.5	9.2	9.6
Asset-backed securities	900.9	900.9	1,094.7	1,113.8
Short-term investments	8.2	8.2	8.6	8.6

Total available-for-sale bonds and short-term investments	$931.3	$931.5	$1,128.0	$1,148.2

Employees

        At December 31, 2008, the Company had 380 employees worldwide. None of its employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Available Information

        The Company makes available, free of charge through its website, http://www.fsa.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

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

        In its SEC filings, reports to shareholders, press releases and other written and oral communications, the Company from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to:

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

The Acquisition of the Company by Assured may fail to close.

        In September 2008, Dexia announced the provision of capital support to Dexia by the governments of Belgium, France and Luxembourg, which was followed by changes in Dexia senior management. Following such developments, Dexia announced its intention to refocus on its basic business lines, and its decision to explore options to reduce its risk related to the Company. On November 14, 2008, Dexia announced that Dexia and Assured entered into the Purchase Agreement, under which Assured will acquire all of Dexia's shares of the Company, subject to the satisfaction of specified closing conditions, including receipt of regulatory and Assured shareholder approvals, confirmation from S&P, Moody's and Fitch that the Acquisition of the Company would not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries, and segregation or separation of the FP business, such that the credit and liquidity risk of the FP business resides with Dexia. The Company cannot estimate whether or when such closing conditions will be satisfied, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of such a change in control will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

Following the Acquisition, the Company's management and processes may change materially and the Company may cease to file separately with the SEC.

        The Purchase Agreement provides a number of Post-Closing Parameters intended to maintain the creditworthiness of FSA for a period of time following Purchase Agreement closing. Following Purchase Agreement closing, the Company and FSA are expected to come under new management and be overseen by the Board of Directors of Assured. Subject to the constraints of the Purchase Agreement Post-Closing Parameters, Assured is expected to take actions to combine the operations of Assured and the Company and, in some cases, may combine legal entities or accomplish risk transfers through intercompany reinsurance arrangements. As a result of such actions, the Company and FSA are likely to increase credit and operational exposure to Assured. In addition, following Purchase Agreement closing, Assured may take action that would eliminate the separate SEC disclosure requirements applicable to the Company.

Downgrade of FSA's financial strength ratings could impair its ability to originate new business.

        The Triple-A ratings of the Company's insurance company subsidiaries were placed on "review for downgrade" on July 21, 2008 by Moody's and on "negative credit watch" on October 8, 2008 by S&P, and on October 9, 2008 by Fitch. On November 21, 2008, Moody's downgraded the Company's insurance company subsidiaries to Aa3 (developing outlook). These recent ratings actions have had a negative impact on the Company's market opportunities. FSA's ability to originate new insurance business and compete with other credit enhancers is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. Credit ratings are an important component of a financial institutions' ability to compete in the financial guaranty market.

        The rating agencies base their ratings upon a number of objective and subjective factors. Credit deterioration in FSA's insured portfolio or changes to rating agency capital adequacy requirements could impair FSA's ratings. The recent ratings actions regarding FSA were based in part upon rating agency concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA under Dexia's new ownership and management. For a discussion of other factors that might impair FSA's ratings, see "Item 1. Business—Rating Agencies." To maintain its current ratings, the Company may be required to take measures to preserve or raise capital, including through, among other things, increased use of reinsurance, capital contributions or the issuance of debt securities. The Company cannot ensure that it will be able to take the measures necessary to maintain its ratings. Further downgrades of FSA's financial strength ratings could have a material adverse effect on its long-term prospects for future business opportunities as well as its results of operations and financial condition.

The Company's FP business relies upon Dexia for material liquidity and credit support.

        As a result of recent capital market developments, the Company's FP business has faced unanticipated GIC withdrawals at a time when issuance of new GICs has been curtailed. The Company expects to fund a material portion of GIC withdrawals by employing liquidity provided by Dexia in order to avoid realizing market value losses from the sale of RMBS and other securities in the Company's FP Investment Portfolio. In addition, the Company's FP business is dependent upon Dexia for the provision of liquidity support in the event that collateral is required to be posted to avoid GIC terminations in the event of a ratings downgrade of FSA. Insofar as the Company is dependent on the significant liquidity and credit support that Dexia has committed to provide the Company's FP business, any decrease in the creditworthiness of Dexia or any action by Dexia to limit its support for the Company's FP business may be adverse to the Company.

The Company's FP business may be required to repay GICs or post incremental collateral in the event of an FSA downgrade.

        If FSA were downgraded, the Company may be required to repay GICs or post collateral to its GIC counterparties, introducing additional liquidity risk. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the relevant GIC Subsidiary posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The November 2008 downgrade to Aa3 by Moody's resulted in a trigger breach on $1.7 billion of unsecured GICs and $1.6 billion of secured GICs. In respect of unsecured GICs, the Company posted $1.0 billion of collateral, terminated $0.4 billion of GICs and modified the trigger to below Aa3 on $0.2 billion of GICs. The Company also posted $80 million of additional collateral to secured GICs. At December 31, 2008, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.8 billion of GICs and the need to post collateral on GICs with a balance of $13.4 billion. Each GIC contract stipulates the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash collateral to, typically, 108% for asset-backed securities. Assuming an average margin of 105%, the market value of required collateral would be $14.1 billion. At December 31, 2008, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e., BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $5.1 billion of GICs and repayment or collateralization of the remainder of the $9.1 billion of GICs outstanding.

        A downgrade could result in a significant increase in collateral required to be posted to avoid GIC terminations. In such event, the Company would be required to raise cash to fund such withdrawals by accessing lines of credit provided by Dexia, selling assets, in some cases realizing substantial market loss, or borrowing against the value of such assets. In addition, assets posted as collateral are subject to changes in market value and ratings. Such changes may reduce the value of the collateral or disqualify the assets as collateral. As a result, additional collateral, to which the Company may or may not have access, may be required to be posted to meet collateral requirements.

The Company's loss reserves may prove inadequate.

        The Company's insurance policies guarantee financial performance of obligations over specified periods of time, in some cases over 30 years, and are generally non-cancellable. The Company projects expected deterioration and ultimate loss amounts based on historical experience in order to estimate probable loss. If an individual policy risk has a probable and reasonably estimable loss as of the balance sheet date, the Company establishes a case reserve. For the remaining policy risks in the portfolio, the Company establishes a non-specific reserve to account for inherent credit losses. The establishment of these reserves is a systematic process that considers quantitative and statistical information together with qualitative factors, resulting in management's best estimate of inherent losses associated with providing credit protection at a given date. However, the process is inherently uncertain, and the Company cannot assure that its reserves will prove adequate. In the course of 2008, the Company adjusted reserves upward from quarter to quarter as the economic downturn worsened. There can be no assurance that such trend will not continue. If losses in its insured portfolio materially exceed the Company's loss reserves, it could have a material adverse effect on the financial ratings, results of operations and financial condition of the Company. For additional discussion of the Company's reserve methodologies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Losses" and Note 2 and Note 9 to the consolidated financial statements in Item 8.

Loss of management or other key personnel may have an adverse effect on the Company's business.

        The Company's senior management plays an active role in its underwriting and business decisions, as well as in performing its financial reporting and compliance obligations. The Company's Chief Executive Officer and Chief Operating Officer have disputes regarding the terms of their employment agreements with the Company. The Company has deferred payment of a portion of 2008 bonuses and, in the case of senior management, made such bonuses contingent upon closing of the Acquisition. The Company has not otherwise established a retention plan for key personnel pending closing of the Acquisition, nor has a retention plan been otherwise established to retain key personnel should the Acquisition fail to close. Failure by the Company to retain management or key personnel could have an adverse effect on the Company's business.

Resignation of independent directors may have an adverse effect on the Company's business.

        The Company's independent directors play an important role in the corporate governance of the Company. In accordance with applicable SEC and NYSE requirements, the Audit Committee of the Company's Board of Directors is comprised exclusively of independent directors. Three of the four independent directors of the Company have disputes with Dexia regarding the valuation of Company shares acquired by them under the Company's Director Share Purchase Program. Resignation by one or more of the Company's independent directors may adversely impact the corporate governance of the Company, result in failure to comply with applicable SEC and NYSE Audit Committee requirements and be viewed unfavorably by the rating agencies in evaluating the corporate governance of FSA and the Company, which is a factor in determining their ratings.

Ceasing to provide financial guaranty insurance on asset-backed transactions could reduce the Company's new business originations.

        On August 6, 2008, the Company announced that FSA would cease providing financial guaranty insurance on asset-backed obligations and participate exclusively in the global public finance and infrastructure markets. The long-term effect of the change has not yet been realized. The Company believes that withdrawal from the asset-backed business will enhance its ratings stability, reduce its exposure to structured credit risk in its insured portfolio, and reduce its operating costs. At the same time, however, withdrawal from the asset-backed business may result in decreased business originations, revenues and net income relative to historical levels. A decline in new business originations or profitability may, in turn, be considered adverse factors by the rating agencies in assessing FSA's financial strength.

Fair valuing the Company's insured CDS portfolio may subject the Company's reported earnings to extreme volatility.

        The Company is required to mark to market certain derivatives, including FSA-insured CDS that are considered derivatives under GAAP. As a result of such treatment, and given the large principal balance of FSA's insured CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in recognition by the Company of material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Sharp swings in the estimated fair value of the CDS portfolio may occur from quarter to quarter due to the volatility of credit spreads that drive the fair-value estimates. Such changes in fair value can be caused by general market conditions and perceptions of credit risk, including FSA's own credit risk, causing the Company's GAAP earnings to be more volatile than would be suggested by the actual performance of FSA's business operations and insured CDS portfolio.

        While management believes that reported mark to market gains or losses on insured CDS are not necessarily indicative of realized losses, certain constituents, including capital market participants, may rely upon reported GAAP results. As a result, the Company's access to capital markets might be impaired if its reported earnings were considered unusually volatile.

The Company may face claims in connection with early termination of Leveraged Lease Transactions in the event of failure of municipal lessees to pay stipulated loss amounts when due.

        At December 31, 2008, FSA had insured up to $2.8 billion of stipulated loss payments that may become due from investment grade municipal lessees upon early termination of Leveraged Lease Transactions. In the event of failure by the municipal lessees to make any stipulated loss payment when and if due, FSA would be obligated to pay such amounts, and would be entitled to reimbursement from the municipal lessees for any claims paid. AIG International Group, Inc. ("AIG") and Premier, among others, act as equity payment undertakers in a number of transactions in which FSA acts as strip coverage provider, with AIG acting as equity payment undertaker in the large majority of such transactions. AIG was downgraded in the third quarter of 2008 and FSA was downgraded by Moody's in the fourth quarter of 2008. As a result, 53 Leveraged Lease Transactions in which FSA acted as strip coverage provider have breached either a ratings trigger related to AIG or a ratings trigger related to FSA. Under Leveraged Lease Transactions, if an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on the 53 transactions with a current gross exposure of approximately $1.5 billion. If FSA is further downgraded to A+ or A1 and an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on a total of 77 transactions with a current gross exposure of approximately $2.6 billion. For a discussion of the Leveraged Lease Transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FSA's Liquidity—Leveraged Lease Transactions."

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

        Recessions; increases in corporate, municipal and/or consumer bankruptcies; a continued downturn in the U.S. housing market; increases in mortgage delinquency rates; intervention by governments in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars; and terrorist acts could adversely affect the performance of FSA's insured portfolio, by leading to increases in losses and loss reserves, and of the General, FP and VIE Investment Portfolios, by leading to decreases in the value of the portfolios and, therefore, the Company's financial strength. Any of the listed developments could lead to increased losses in the insured portfolio and corresponding increases in the Company's loss reserves.

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        Fitch and Moody's have announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Recently, they each announced that they are postponing their plans to shift to a global ratings scale, but may elect to do so in the future. Implementation of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers which, in turn, might result in reduced demand for financial guaranty insurance.

Rating instability of the monoline financial guaranty insurers may call into question the value/durability of a monoline guaranty.

        Monoline financial guaranty insurers have had their ratings downgraded by one or more securities rating agencies. The resulting market turmoil has called into question the durability of the monoline ratings and may lead to decreased demand for FSA's financial guarantees. In response to the market instability resulting from the recent rating actions surrounding the monoline financial guaranty insurers, rating agencies and regulators may enhance the requirements for conducting, or restrict the types of business conducted by, monoline financial guaranty insurers.

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        At December 31, 2008, the Company had reinsured approximately 23% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to Single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default in amounts due to the Company and such reinsurer obligations may not be adequately collateralized.

Increased competition could reduce the Company's new business originations.

        The Company's insurance company subsidiaries face competition from uninsured executions in the capital markets, other monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multi-family sectors. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on the Company's insurance business. In recent years, FSA also faces competition from new entrants to the market, including BHAC, MIAC and NPFG. In addition, there are proposals for Congress to establish a federally chartered bond insurer, and for states and pension funds to establish bond insurers. Any such bond insurer may have a competitive advantage over FSA.

        Commencing with the fourth quarter of 2007, monoline financial guaranty insurers have had their ratings downgraded, placed on credit watch or placed on negative outlook by one or more rating agency. Ratings downgrades of major financial guaranty insurers and declining reliability of rating agency capital models impair investor confidence and reduce demand for financial guaranty insurance.

Changes in prevailing interest rates and other market risks could result in a decline in the market value of the Company's General Investment Portfolio.

        At December 31, 2008, the Company's General Investment Portfolio had a fair value of approximately $5.9 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company's investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with moderate market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company's General Investment Portfolio, which would in turn reduce the Company's capital as measured under GAAP. The market value of the General Investment Portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the General Investment Portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements which impact investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

Changes in prevailing interest rate levels could adversely affect demand for financial guaranty insurance and the Company's financial condition.

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

        The Financial Accounting Standards Board (the "FASB") issued a new GAAP accounting standard applicable to financial guaranty insurers that changes the accounting for claims liability recognition and premium revenue recognition. The Company and its industry peers will be required to implement changes to GAAP reporting requirements effective January 1, 2009. Such alterations, as well as any changes in the interpretation of current accounting guidance or the issuance of other new accounting standards, may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue.

Changes in or inability to comply with applicable law could impede the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law, the U.S. Bank Holding Company Act, tax law and legal precedents affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Recent adverse developments in the industry have led regulators to re-examine the regulatory framework for financial guaranty insurers. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribed best practices for financial guaranty issuers that would significantly narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. Future legislative, regulatory or judicial changes in the U.S. or abroad could adversely affect the Company's business by, among other things, limiting the types of risks FSA may insure, placing limits on the Company's ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject or creating restrictions that make the Company's products less attractive to potential buyers or lead to a need for increased reserves.

        In addition, if FSA fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to dividend monies to the Company, all of which could have an adverse impact on the Company's business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, FSA has from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the New York Insurance Department to cause the Company to cease writing new business, although it has not done so in the past.

The Company is exposed to volatility in GAAP net income from incorporating its own credit risk in the valuation of liabilities carried at fair value.

        Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by not recording financial instruments and the related risk management instruments at fair value, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its IFRS reporting to Dexia. However, under SFAS No. 157, "Fair Value Measurements," the Company must incorporate its own credit risk in the valuation of liabilities which are carried at fair value, which adds volatility to GAAP earnings. During 2008, the Company's credit spread widened, leading to material unrealized gains.

The Company has received Department of Justice and SEC subpoenas and been named in class action lawsuits related to the municipal GIC industry.

        In November 2006, the Company received subpoenas from (1) the Antitrust Division of the U.S. Department of Justice (the "DOJ"), issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs, and (2) the SEC, issued in connection with an ongoing industry-wide civil investigation of brokers of municipal GICs. In February 2008, the Company received a "Wells Notice" from the SEC in connection with the foregoing investigation, indicating that the SEC staff was considering recommending action against the Company. The Company issues municipal GICs through the FP segment, but does not serve as a GIC broker. The subpoenas request that the Company furnish to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. The Company is at risk that information provided pursuant to the subpoenas or otherwise provided to the government in the course of its investigation will lead to indictments of the Company and/or its employees, with the potential for convictions or settlements providing for the payment of fines, restitution, disgorgement, restrictions on future business activities and, in the case of individual employees, imprisonment. Such an adverse outcome would damage the reputation of the Company and might impair the ability of the Company to conduct its financial products business and its financial guaranty business. The Company has had ongoing discussions with the DOJ and the SEC, but cannot predict the amount of loss that may arise from these investigations.

        During 2008, nine putative class action lawsuits naming the Company and/or FSA were filed in federal court alleging antitrust violations in the municipal derivatives industry. The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry. The suits name as plaintiffs various named and unnamed states and municipalities and name as defendants a large number of major financial institutions, including the Company and FSA. The lawsuits refer to the ongoing investigations by the DOJ Antitrust Division and the SEC regarding such activities, with respect to which the Company and FSA received subpoenas in November 2006. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. It is not possible to predict whether additional suits will be filed, and it is also not possible to predict the outcome of such litigation. There could be unfavorable outcomes in these or other proceedings. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits but, under some circumstances, adverse results in legal proceedings could be material to the Company's results of operations, financial condition or cash flows.

The Company's ability to make debt service payments on its outstanding debt is subject to the financial strength of its insurance company operations.

        Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, FSA Holdings' financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or share repurchases by, FSA. FSA's ability to declare and pay dividends to the Company depends, among other factors, upon FSA's financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA's statutory statements for 2008, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2008 is approximately $62.0 million. The Company has $46.1 million in debt service payments due over the 12 months following December 31, 2008, unless it elects to defer payments on its junior subordinated debentures, which would reduce its annual debt service payments due by $19.2 million per year for up to 10 years.

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

Item 1B. Unresolved Staff Comments.

        Item 1B is not applicable to the Company, because the Company is not an accelerated filer or large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act").

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

Item 3. Legal Proceedings.

        In the ordinary course of business, the Company and certain subsidiaries are parties to litigation. Material legal proceedings are discussed below. It is not possible to predict whether additional inquiries or requests for information will be received from regulatory or other governmental authorities, and it is also not possible to predict the outcome of any proceedings, inquiries or requests for information. There could be unfavorable outcomes from these and other proceedings that could be material to the Company's business, operations, financial condition, results of operations or cash flows.

        The entitlements of the Chief Executive Officer and the President of the Company under their employment agreements with the Company are in dispute. See "Item 11. Executive Compensation—Summary Compensation Table—Discussion of 2008 Compensation for the Named Executive Officers." In addition, holders of shares under the Director Share Purchase Program are in discussions with Dexia regarding the proper valuation of such shares, which may lead to mediation or arbitration of the dispute. See "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program."

Proceedings Related to the Financial Products Business

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas the Company has furnished to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

        Five of these cases name both the Company and FSA: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases name only the Company and also allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

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

        The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

  (b)
  City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350);

  (c)
  County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195);

  (d)
  County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and

  (e)
  County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 4:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197).

        These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to Financial Guaranty Business

        The Company has received various regulatory inquiries and requests for information regarding a variety of subjects. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company is in the process of satisfying such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        In December 2008 and January 2009, FSA and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County: (a) City of Los Angeles Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. These complaints alleged participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit. FSA was also named as a defendant in a second civil action regarding Jefferson County, Alabama, but was dismissed from such action in January 2009.

        There are no other material legal proceedings pending to which the Company is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

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

        As of March 1, 2009, the only holders of the Company's common stock were Dexia Holdings and directors of the Company who own shares of the Company's common stock or economic interests therein as described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program."

        After a period of suspension of dividends, the Company began payment of regular quarterly dividends in May 2004, paying $22.9 million in aggregate for 2004 and $71.1 million in aggregate for 2005. In 2006, the Company paid regular quarterly dividends of $130.0 million in aggregate, an extraordinary dividend of $300.0 million in November 2006 and an extraordinary dividend of $100.0 million in December 2006. In 2007, the Company paid regular quarterly dividends of $122.0 million in aggregate, and no extraordinary dividends. During the first quarter of 2008, the Company paid regular dividends of $33.6 million in aggregate, and no extraordinary dividends. In May 2008, the Board of Directors amended the Company's dividend policy to provide for a regular annual dividend rather than a regular quarterly dividend, with the first regular annual dividend expected to be considered by the Board of Directors at its May 2009 meeting. Information concerning restrictions on the payment of dividends is set forth in "Item 1. Business—Insurance Regulatory Matters—Dividend Restrictions."

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

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
SUMMARY OF OPERATIONS(a)
Revenues
Net premiums written	$658.4	$447.1	$441.8	$483.7	$507.0
Net premiums earned	376.6	317.8	301.5	314.9	325.9
Net investment income from general investment portfolio	264.2	236.7	218.9	200.8	172.1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	126.9	102.8	87.2	89.2	69.1
Net unrealized gains (losses)	(745.0)	(642.6)	31.8	11.1	56.4

Net change in fair value of credit derivatives	(618.1)	(539.8)	119.0	100.3	125.5
Net interest income from financial products segment	647.4	1,079.6	858.2	487.9	194.7
Net realized gains (losses) from financial products segment	(8,644.2)	1.9	0.1	(7.5)	2.2
Net realized and unrealized gains (losses) on derivative instruments	1,424.5	62.8	131.4	(183.6)	272.9
Net unrealized gains (losses) on financial instruments at fair value	130.4	14.0	3.6	—	—
Expenses
Losses and loss adjustment expenses	1,877.7	31.6	23.3	25.4	20.6
Foreign exchange (gains) losses from financial products segment	1.7	138.5	159.4	(189.8)	91.3
Net interest expense from financial products segment	794.3	989.2	768.7	491.6	267.6
Net income (loss)	(8,443.2)	(65.7)	424.2	326.1	378.6
BALANCE SHEET DATA(a)
Assets
General investment portfolio, available for sale	$5,935.5	$5,191.9	$4,872.4	$4,595.5	$4,281.8
Financial products segment investment portfolio	10,302.0	19,213.2	17,537.1	14,002.0	9,546.7
Assets acquired in refinancing transactions	166.6	229.3	337.9	467.9	749.2
Prepaid reinsurance premiums	1,011.9	1,119.6	999.5	859.4	754.3
Total assets	20,258.0	28,318.7	25,764.7	22,000.1	17,079.0
Liabilities, minority interest and shareholders' equity
Deferred premium revenue	3,044.7	2,870.6	2,621.5	2,339.0	2,063.8
Losses and loss adjustment expenses	1,779.0	274.6	228.1	205.7	179.9
Financial products segment debt	16,432.3	21,400.2	18,349.7	14,947.1	10,444.1
Notes payable	730.0	730.0	730.0	430.0	430.0
Total liabilities and minority interest	25,442.5	26,740.9	23,042.4	19,177.2	14,467.7
Shareholders' equity (deficit)	(5,184.5)	1,577.8	2,722.3	2,822.9	2,611.3
ADDITIONAL DATA
Qualified statutory capital(b)	$1,992.4	$2,703.1	$2,554.1	$2,417.5	$2,280.9
Total claims-paying resources(c)	7,713.1	6,738.8	6,055.8	5,675.8	5,230.6
Total dividends	33.6	122.0	530.0	71.1	22.9
EXPOSURE
Net par outstanding	$408,530	$406,457	$359,560	$337,483	$317,743
Net insurance in force (principal and interest)	611,448	598,306	531,421	480,185	444,512

(a)
Prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

(b)
Amounts are statutory data for FSA and therefore differ from comparable GAAP amounts.

(c)
Total claims-paying resources is used by Moody's to evaluate adequacy of capital resources and credit ratings. Moody's uses its judgment in making adjustments to some of the measures. This term represents the sum of statutory capital, statutory unearned premium reserve, present value of future net installment premiums, statutory loss reserve, credit available under standby line of credit facility and money market committed preferred trust securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report includes statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors."

Executive Overview

        Financial Security Assurance Holdings Ltd. ("FSA Holdings" or, together with its subsidiaries, the "Company") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, engages in providing financial guaranty insurance on public finance obligations in domestic and international markets. Historically, the Company also provided financial guaranty insurance on asset-backed obligations. In addition, the Company historically issued FSA-insured guaranteed investment contracts and other investment agreements ("GICs"), as well as medium term notes to municipalities and other market participants through its Financial Products ("FP") segment.

        After a careful strategic analysis, the Company decided, in August 2008, to cease issuing financial guaranty insurance contracts of asset-backed obligations in order to devote its resources to expanding its position in the global public finance and infrastructure markets. This decision was based on weighing the risks and volatility embedded in the asset-backed security business, in particular residential mortgage-backed securities ("RMBS"), versus the opportunities available in lower-risk sectors of the public finance markets. The change in strategic focus resulted in a staff reduction of 29 positions in 2008. The continuation of the lack of market opportunities led to a further reduction of 32 positions in the first quarter of 2009. The amortizing asset-backed portfolio is expected to generate in excess of $583.7 million of earned revenue over the remaining life of the policies. In November 2008, the Company ceased issuing GICs. While the Company has ceased new originations in its asset-backed financial guaranty business and of GICs, a substantial portfolio of such obligations remains outstanding.

        Although the economy is faced with an unprecedented crisis, the Company believes that the current U.S. municipal operating environment remains favorable for highly rated bond insurers. While the insured penetration of bond insurance in the U.S. municipal market decreased to approximately 17% in 2008 compared with 47% in 2007, the Company believes that it will normalize to a higher level as financial markets stabilize, provided that there are highly rated financially stable bond insurers available to service market demand.

        The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. The Company is a subsidiary of Dexia Holdings Inc. ("Dexia Holdings"), which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

        The Company conducted its GIC business through its non-insurance subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM conducted substantially all the Company's GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. When the GIC Subsidiaries sold GICs, they loaned the proceeds to FSA Asset Management LLC ("FSAM"), which invests the funds in fixed-income obligations that satisfy the Company's investment criteria. The Company's affiliates ceased issuing GICs in November 2008 in contemplation of the sale of the Company to Assured Guaranty Ltd. ("Assured"). FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

        For the year ended December 31, 2008, the Company had gross premiums written of $690.4 million, of which approximately 88% related to insurance of public finance obligations and approximately 12% related to insurance of asset-backed and other non-public finance obligations. The Company also had realized gains on credit derivatives of $126.9 million in 2008. At December 31, 2008, the Company had net par outstanding of $408.5 billion, of which approximately 75% represented insurance of public finance obligations and approximately 25% represented insurance of asset-backed and other non-public finance obligations. At December 31, 2008, the Company had $16.4 billion principal amount of FP segment debt.

        In 2008, the Company reported a net loss of $8,443.2 million, compared with a net loss of $65.7 million in 2007 and net income of $424.2 million in 2006, primarily due to $8,397.9 million of other than temporary impairment ("OTTI") charges in the FP investment portfolio supporting FSA-insured GICs (the "FP Investment Portfolio"). Of the FP investment portfolio OTTI, $797.5 million was considered economic credit impairment at December 31, 2008. In prior years, unrealized gains and losses in the FP Investment Portfolio and the portfolio of investments supporting the variable interest entity ("VIE") liabilities (the "VIE Investment Portfolio") were generally recorded in other comprehensive income, based in part on the Company's ability and intent to hold the FP Segment Investment Portfolio to maturity and the Company's conclusion that the unrealized losses were temporary. The FP Investment Portfolio and VIE Investment Portfolio together make up the "FP Segment Investment Portfolio." See "—Expected Sale of the Company—Dexia's Retention of the FP Business."

        Under the Purchase Agreement described below, Dexia agreed to segregate or separate the Company's FP operations from the financial guaranty operations and retain the FP segment. Consequently, the Company no longer has the intent to hold these assets to maturity and was required to record an OTTI for all securities in a loss position at December 31, 2008. The magnitude of the amount of the OTTI was a result of declines in fair value of RMBS securities in the portfolio. During 2008, the Company has relied on liquidity resources available under agreements with Dexia to meet the GIC withdrawal and collateralization requirements. Further deterioration in the market value of the FP Investment Portfolio or ratings downgrades could result in the FP business having inadequate market value of securities eligible to be pledged as collateral in the event of an FSA downgrade. For more information regarding the liquidity risks inherent to the FP business and the liquidity resources available to it, see "—Liquidity and Capital Resources—FP Segment Liquidity."

        FSA's exposure to mortgage-backed obligations with deteriorating credit performance was the primary driver of loss expense in the Company's financial guaranty segment which have increased from $31.6 million as of December 31, 2007 to $1,877.7 million as of December 31, 2008, despite the fact that the Company has no material exposures to collateralized debt obligations ("CDOs") of asset-backed securities ("ABS") that include RMBS, which caused severe losses for a number of other financial guarantors. The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress. See Note 3 to the consolidated financial statements in Item 8.

        The Company is affected by conditions in the financial markets and general economic conditions, primarily domestic, but also international.

Expected Sale of the Company

  Purchase Agreement with Assured Guaranty Ltd.

        In November 2008, Dexia and Assured entered into a purchase agreement (the "Purchase Agreement") providing for the purchase by Assured of all Company shares owned by Dexia (the "Acquisition"), subject to the satisfaction of specified closing conditions. Purchase Agreement closing conditions include (1) receipt of regulatory and Assured shareholder approvals; (2) confirmation from Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Fitch Ratings ("Fitch") that the acquisition of the Company would not result in a downgrade of the financial strength ratings of the insurance company subsidiaries of Assured or of the Company; and (3) segregation or separation of the Company's FP business such that the credit and liquidity risk of the FP business resides with Dexia, with FSA protected against any future Dexia credit impairment. In February 2009, the Company's ultimate parent, Dexia, entered into several agreements that transfer credit and liquidity risk of the GIC operations to Dexia, which resulted in the "deconsolidation" of FSAM from the Company (the "FSAM Risk Transfer Transaction").

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured filed applications with the insurance departments of the States of New York and Oklahoma and the U.K. Financial Services Authority; that the applications to the New York Insurance Department and the U.K. Financial Services Authority have been approved; and that it has made pre-acquisition filings regarding the potential competitive impact of the acquisition, which are deemed to have been approved. Dexia has informed the Company that it has filed an application with the U.K. Financial Services Authority in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, which has been approved, and that it has filed disclaimers of control with the insurance departments of the states of Maryland, New York, and Oklahoma.

        Satisfying all three rating agencies that the necessary steps have or will be taken to transfer the FP segment credit and liquidity risk to Dexia is one of the last conditions to the Purchase Agreement closing. Rating agency confirmation that the Acquisition will not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries is a condition for closing, and is beyond the Company's control.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP business will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

  Dexia's Retention of the FP Business

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP business' assets and liabilities, including derivative contracts, and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings, the Company's parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP business, or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in form reasonably acceptable to Assured.

  Transfer of Credit and Liquidity Risk of the GIC Business

        When the GIC Subsidiaries sold a GIC, they loaned the proceeds to FSAM. The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert any fixed-rate assets and liabilities into London Interbank Offered Rate ("LIBOR")-based floating rate assets and liabilities. Most of FSAM's assets consist of residential mortgage-backed securities ("RMBS") that have suffered significant market value declines and, in more limited cases, credit deterioration resulting in a shareholders' deficit for FSAM at December 31, 2008. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization upon the downgrade of FSA below certain thresholds, with a significant number of GICs subject to redemption or collateralization should FSA be downgraded below Aa3 by Moody's (FSA's current Moody's rating) or below AA- by S&P. Dexia had previously announced its intention to assume the credit and liquidity risk associated with the Company's FP business, and provided significant support to the FP business in the course of 2008.

        In February 2009, Dexia entered into several agreements that transfer credit and liquidity risk of the GIC operations to Dexia, (the "FSAM Risk Transfer Transaction"). Each of the agreements executed under the FSAM Risk Transfer Transaction directly affect (1) FSAM and (2) the entities that absorb the risks created by FSAM. These agreements provide for the (i) elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries; (ii) elimination of FSA's guaranty of certain of FSAM's investments; and (iii) increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion.

        As a result of the significant decline in asset value and the November 2008 cessation of issuing GICs, the GIC business changed from a business model managed by the Company focused on attaining positive net interest margin, to a run-off business managed by Dexia seeking to minimize liquidity risk and optimize asset recovery values. As a result, the FSAM Risk Transfer Transaction was deemed a reconsideration event for FSAM under FASB Interpretation 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46"). There was no reconsideration event for any of the GIC Subsidiaries.

        Upon the reconsideration event, management determined that Dexia is now absorbing the majority of the variability of expected losses of FSAM, which resulted in deconsolidation of FSAM as of February 24, 2009, the effective date of the FSAM Risk Transfer Transaction.

        The GIC subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements notwithstanding the FSAM Risk Transfer Transaction, which means that the GICs issued to third parties and the note receivable from FSAM will represent the primary liabilities and assets of the FP business in the Company's consolidated financial statements. Since some of the GICs were designated as fair value option, they will continue to be marked to market; however, derivatives are maintained within FSAM, so contracts meant to hedge the interest rate risk of those GICs will no longer be included in the Company's consolidated financial statements, increasing the volatility of the Company's net income (loss).

        The following table shows the effect of deconsolidation of FSAM had the FSAM Risk Transfer Transaction been executed at December 31, 2008.

	At December 31, 2008
	As reported	Remove FSAM (1)	Add Intercompany and other adjustments(2)	Adjusted
	(in millions)
Assets:
General investment portfolio	$5,935	$—	$—	$5,935
Financial products segment investment portfolio	10,302	9,573	202	931
Assets acquired in refinancing transactions	167	—	—	167

Total investment portfolio	16,404	9,573	202	7,033
Notes receivable from FSAM	—	—	15,236	15,236
Other assets	3,854	159	79	3,744

Total assets	$20,258	$9,732	$15,517	$26,043

Liabilities:
Deferred premium revenue	$3,045	$—	$—	$3,045
Financial products segment debt	16,432	—	—	16,432
Notes payable to GIC subsidiaries	—	15,236	15,236	—
Other liabilities	5,965	1,596	260	4,629

Total liabilities	25,442	16,832	15,496	24,106

Shareholder's equity (deficit)	$(5,184)	$(7,100)	$21	$1,937

(1)
Represents the deconsolidation of FSAM resulting from the February 2009 FSAM Risk Transfer Transaction.

(2)
Represents the reversal of eliminations related to intercompany note between FSAM and the GIC Subsidiaries.

        In the table above, the carrying value of the note receivable from FSAM represents net realizable value, in accordance with accounting principles generally accepted in the United States of America ("GAAP") in effect at December 31, 2008. Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), became effective January 1, 2009 and may be applicable to the deconsolidation of FSAM. The Company is currently evaluating the impact of SFAS 160 on the Company's financial statements in 2009 as SFAS 160 may materially affect the method of valuing the carrying amount of the GIC entities' notes receivable from FSAM at the February 2009 deconsolidation date.

Business Environment and Market Trends

  Continuing Stress on the Financial Guaranty Industry

        Obligations insured by the Company are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. During 2007 and 2008, the global financial crisis that began in the U.S. subprime residential mortgage market transformed the financial guaranty industry. By the end of November 2008, all of the monoline guarantors that had been rated Triple-A at the beginning of the year had been downgraded in varying degrees by Moody's, and all but two had been either downgraded or placed on negative outlook or negative credit watch by S&P and Fitch, reducing the number of active providers of financial guaranty insurance while calling into question the durability of financial guaranties in general. On December 31, 2008, the Company was rated Triple-A (negative credit watch) by S&P and Fitch and

Aa3 (developing outlook) by Moody's. Prior to November 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies. Rating agencies raised concerns about the stability of FSA's rating during the second half of 2008. The rating agencies stated that their actions regarding FSA were based in part upon concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA. As a result of the recent ratings actions, FSA's market opportunities were severely limited beginning in the second half of 2008 and its long-term opportunities remain unclear. These developments, combined with illiquidity in the capital markets, led to a marked reduction in FSA's production in the second half of 2008.

        Given the rapidly deteriorating state of the U.S. economy, it is difficult to project the future for the Company. Unemployment rates are likely to continue to rise, fueling more residential mortgage delinquencies and putting further pressure on home prices. Loss reserves would grow if these trends continue beyond current assumptions. Consumer and corporate credits are also under pressure, although the Company's consumer and corporate portfolios are holding up relatively well. Commercial mortgage securitizations may be a future source of pain in the economy, however the Company is not exposed to this category of risk. The current environment represents a stress-case worse than any of the models had projected. In the public finance sector, the combination of falling property values and reduced commercial activity, which drive local tax revenues, are putting increasing pressure on municipal budgets at a time when the population is putting increasing pressure on municipal services. The closing of the proposed business combination with Assured is an important component of the Company's survival and, ultimately, return to success.

        The following table shows the current ratings of the Company and its four main competitors at March 13, 2009, by each of the rating agencies:

Current Competitors' Ratings

Ratings at March 13, 2009
Guarantor	Moody's Investors Service, Inc.	Standard & Poor's Ratings Services	Fitch Ratings
Financial Security Assurance Inc.	Aa3/Developing	AAA/WatchNeg	AAA/WatchNeg
Assured Guaranty Corp.	Aa2/Stable	AAA/Stable	AAA/Stable
Ambac Assurance Corporation	Baa1/Developing	A/Neg Outlook	Rating Withdrawn
Berkshire Hathaway Assurance Corp	Aaa/Stable	AAA/Stable	Not Rated
MBIA Insurance Corporation	B3/Developing	BBB+/Neg Outlook	Rating Withdrawn

        In addition to FSA, a number of the Company's competitors in the financial guaranty industry have incurred unprecedented increases in projected losses on insured RMBS transactions in 2008 and subsequently were downgraded or placed on credit watch, negative outlook or review for further downgrade by the major securities rating agencies. Several guarantors had significant exposure to CDOs of ABS, which include CDOs of CDOs (also referred to as "CDO squared").

        FSA was the U.S. municipal market leader in 2008, achieving a 54% share of market. However, most of its business was originated in the first half of 2008, after which the rating agency actions decreased demand for FSA guarantees. In international public finance markets, where liquidity was constrained all year, FSA's 2008 production decreased significantly in comparison to full year 2007.

        Concerns regarding the capital adequacy of Triple-A guarantors have drawn attention not only from rating agencies but also state regulators, the federal government and financial institutions concerned about their own exposure to monolines. In September 2008, the New York Insurance Department issued a circular letter, effective January 1, 2009, that prescribes best practices for financial guaranty issuers that would significantly narrow the permitted scope of insurance of asset-backed securities, a business no longer pursued by the Company. There also have been proposals for a federal office to oversee bond insurers. The cost of buying protection in the credit default swap ("CDS") market on monoline names rose significantly during 2008.

        In the fourth quarter of 2007, Berkshire Hathaway Assurance Company ("BHAC") commenced operations as a financial guaranty insurer. Given BHAC's affiliation with Triple-A rated Berkshire Hathaway Company, BHAC has the potential to be a significant competitor to the Company in the public finance sector but has to date insured transactions only on an opportunistic basis. Another new monoline competitor, Municipal and Infrastructure Assurance Corporation ("MIAC"), commenced operations in October 2008, intending to focus on municipal and infrastructure finance. National Public Finance Guaranty Corp. ("NPFG"), an affiliate of MBIA Insurance Corporation, commenced operations in February 2009, intending to focus on municipal finance. In addition, Ambac Assurance Corporation has announced an intention to establish an affiliate, Everspan Financial Guaranty Corp, that will engage in municipal financial guaranty insurance. There are proposals for Congress to establish a federally chartered bond insurer, and for states and pension funds to establish bond insurers, in each case to address the public sector demand for bond insurance. Any such Federal, state or pension fund sponsored bond insurer would likely prove to be a significant competitor to the Company.

        The Company has direct exposure to other financial guaranty insurers through secondary guaranties of previously insured securities, reinsurance and investments. Downgrades of other monolines could cause incurred loss in the insured and investment portfolios. Additionally, such downgrades could reduce the credit for reinsurance and for previously wrapped insured transactions that rating agencies assign in their capital adequacy models, increasing the capital charges in those models. At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge.

        In 2008, the market turmoil resulted in disruptions in the domestic public finance market, evidenced by auction failures for auction rate municipal bonds, higher rates on variable rate demand notes and historic high yields for tax-exempt municipal bonds compared with U.S. government treasury securities. If these conditions persist for an extended period of time, the Company's own insured obligations could experience increased losses because, in extreme cases, higher borrowing costs could put financial stress on municipal issuers, leading to defaults of FSA-insured securities.

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

        The Company generally avoided insurance of CDOs of ABS. In all, FSA insured two CDOs of ABS with a total net par outstanding of $339 million: (1) a Double-A rated obligation insured in 2000 with $47 million net par outstanding and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral, and (2) a Triple-B rated CDS excess-of-loss reinsurance transaction insured in 2005 at four times the original Triple-A attachment point with $292 million net par outstanding at December 31, 2008. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of mezzanine tranches of subprime RMBS, with most credit concerns focused on 2006 and 2007 originations.

        In 2007 and 2008, mortgage performance deteriorated rapidly, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed, and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the home equity line of credit ("HELOC") market, which generally involves prime borrowers, projected losses rose to unprecedented levels. In the first quarter of 2008, these borrowers began to default at much higher rates, a trend which continued through the year.

        In 2008, the Company established 38 new case reserves, primarily for first and second lien RMBS insured transactions. Loss provisions, primarily those related to the insured RMBS portfolio, reflect the assumption that economic stress in the U.S. economy will continue for the foreseeable future. Loss expense for the year ended December 31, 2008 was $1,877.7 million, related primarily to increases in loss estimates on RMBS transactions.

        Additionally, in 2008 the Company recorded pre-tax OTTI charges in the FP Investment Portfolio of $8,397.9 million, of which $797.5 million was considered economic credit impairment. In the fourth quarter of 2008, $236.2 million was recorded in OTTI in the VIE Investment Portfolio, none of which was deemed to be economic. The fourth quarter OTTI charge reflects the Company's lack of intent to hold the securities as a result of the Purchase Agreement, which requires immediate recognition in income of all unrealized losses that had been previously recorded in other comprehensive income because the Company no longer intends to hold these assets to maturity or recovery of the losses. At December 31, 2008, approximately 56.6% of the available-for-sale FP Investment Portfolio based on amortized cost was invested in non-agency RMBS, of which 38.8% were rated Triple-A, with 17.2% rated Double-A, 7.0% rated Single-A, 10.0% rated Triple-B and 27.0% below investment grade.

        The Company has evaluated all its U.S. RMBS of 2005 vintage or later, in both the insured portfolio and the FP Investment Portfolio, using the same modeling assumptions and the same approach to setting transaction default assumptions, driven by the actual performance of each transaction. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress.

        Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on GICs issued in connection with CDOs of ABS. At December 31, 2008, $983.6 million of CDO of ABS GICs had been terminated due to an event of default in the underlying collateral of the CDOs of ABS and a subsequent liquidation of the CDO portfolio. Between January 1, 2009 and March 2, 2009, no additional CDO of ABS GICs were terminated. Also in 2008, $852.0 million of pooled corporate CDO GICs were terminated due to an event of default caused by the bankruptcy of Lehman Brothers Holdings Inc. ("Lehman Brothers"), which was the guarantor of the CDS protection buyer in those transactions. The Company expects further GIC withdrawals and is regularly evaluating general market conditions, as well as specific transactions.

        The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years.

  Illiquidity Continued to Limit Public Finance Issuance Volume

        Credit problems expanded beyond the mortgage market to constrain liquidity across the capital markets in 2008. This had a negative impact on new-issue volume in the public finance and structured finance markets. Credit spreads trended wider throughout 2008. Wider spreads generally necessitate unrealized negative fair-value (mark-to-market) adjustments for credit derivatives in the insured portfolio and for certain FP investments. On the other hand, wider spreads generally mean that a financial guarantor has more opportunities to sell insurance at higher premium rates. This was true for the first half of 2008 in the primary U.S. municipal business, where FSA's business production was strong. The Company's originations since mid-2008 have been limited, primarily due to market conditions and concerns regarding rating agency actions.

Summary Results of Operations and Financial Condition

  Net Income (Loss)

        In 2008, the Company reported a net loss of $8,443.2 million, compared with a net loss of $65.7 million in 2007 and net income of $424.2 million in 2006. Net income is volatile primarily because it includes (a) where applicable, OTTI charges that are not indicative of estimated economic loss, (b) fair-value adjustments for credit derivatives in the insured portfolio in excess of estimated economic loss, (c) beginning January 1, 2008, fair-value adjustments related to the Company's own credit risk, and (d) fair-value adjustments for instruments with economically hedged risks that are not in designated hedging relationships under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and adjustments related to non-economic changes in fair value related to the trading portfolio.

        Net income decreased in both the financial guaranty and FP segments. In the financial guaranty segment, higher losses related to insured RMBS transactions and negative fair-value adjustments for credit derivatives were primarily responsible for producing negative segment results. In the FP segment, the loss was largely due to OTTI charges. The Company no longer has the intent to hold such securities to maturity, due to Dexia's Purchase Agreement covenant to retain the FP operations and segregate or separate the FP operations from the Company's financial guaranty operations. As a result, the Company was required to record an OTTI charge for all assets in the Portfolio in an unrealized loss position at December 31, 2008.

        In order to understand the results of operations reported in accordance with GAAP, the discussion that follows explains certain fair-value adjustments that cause volatility in reported earnings. While there is also volatility in reported earnings due to reserves and other economic gains and losses, management typically views fair-value adjustments that are not indicative of expected loss separate from its core operating results in making its decisions. For discussion of the Company's fair value methodology, see Note 3 to the consolidated financial statements in Item 8.

        The fair-value adjustments that have an impact on net income (loss) are shown in the table below:

Noteworthy Fair-Value Adjustments

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Pre-tax:
Fair-value adjustments attributable to impairment charges in FP segment investment portfolio	$(8,634.1)	$(11.1)	$—
Fair-value adjustments for credit derivatives in insured portfolio	(745.0)	(642.6)	31.8
Fair-value adjustments attributable to the Company's own credit risk on the Company's CPS	100.0	—	—
Fair-value adjustments attributable to the Company's own credit risk in FP segment debt portfolio	1,377.2	—	—
Fair-value adjustments for instruments with economically hedged risks(1)	(149.0)	(39.9)	62.3

(1)
Includes the unhedged component of the fair-value adjustment, such as credit risk.

        Fair-value adjustments attributable to impairment charges:    OTTI securities must be written down to fair value through the income statement, regardless of management's estimate of economic loss. Economic loss is determined by the Company using cash flow models that project the present value of future expected shortfalls in principal and interest. Management views the economic component of impairment charges separate from the full negative fair-value adjustments. For 2008, on a pre-tax basis, the Company recorded $8,397.9 million in OTTI charges in the FP Investment Portfolio, of which $797.5 million represented estimated economic loss. In addition, the Company recorded $236.2 million in non-economic OTTI charges in the VIE Investments Portfolio. The 2008 FP and VIE Investment Portfolio OTTI charges were recognized to reflect Dexia's Purchase Agreement covenant to segregate or separate the Company's FP operations from the Company's financial guaranty operations and retain the FP segment, resulting in the Company's inability to hold the securities to maturity. At December 31, 2008, 72.2% of the FP Segment Investment Portfolio was categorized as Level 3 in the SFAS 157 fair value hierarchy, indicating the significance of unobservable inputs in determining fair value.

        Fair-value adjustments for credit derivatives in the insured portfolio:    Fair-value adjustments for credit derivatives in the insured portfolio include credit impairments representing estimated economic losses as well as non-economic fair-value adjustments expected to reverse to zero over time. In 2008, the Company estimated credit impairments of $152.4 million pre-tax. At December 31, 2008, the non-economic portion of fair-value adjustments for credit derivatives in the insured portfolio of $592.6 million had no effect on insurance company statutory equity or claims-paying resources, and rating agencies generally do not take these unrealized gains or losses into account for evaluating FSA's capital adequacy. At December 31, 2008, all of the credit derivatives in the insured portfolio were categorized as Level 3 in the SFAS 157 fair value hierarchy.

        Fair-value adjustments attributable to the Company's own credit risk:    Fair value measurement rules under SFAS No. 157, "Fair Value Measurements" ("SFAS 157") require the consideration of the Company's own credit risk. The effect of fair-value adjustments attributable to the Company's own credit risk is included in net income. In 2008, the Company's credit spread widened, leading to material unrealized gains on the FP segment debt and on the Company's committed preferred trust securities ("CPS"). At December 31, 2008, all FP segment debt at fair value and the CPS were categorized as Level 3 in the SFAS 157 fair value hierarchy.

        Fair-value adjustments for instruments with economically hedged risks:    The majority of the Company's economic hedges relate to FP segment interest rate derivatives used to convert the fixed interest rates of certain assets to dollar-denominated floating rates based on the London Interbank Offered Rate ("LIBOR"). Without hedge accounting or a fair-value option, SFAS 133 requires the marking to fair value of each such derivative in income without the offsetting mark to fair value on the risk it is intended to hedge. The one-sided valuations for economically hedged risks that do not qualify for hedge accounting and unhedged credit risk valuations for securities in the trading portfolio cause volatility in the consolidated statements of operations and comprehensive income. Management views fair-value adjustments on economically hedged risks together with the fair-value adjustments on the hedging items in order to analyze and manage hedge inefficiency, regardless of the prescribed accounting treatment. For assets within the trading portfolio, net income reflects both the economic effect of hedged economic risks related to interest and foreign exchange rates, and non-economic changes in fair value related to credit spreads. At December 31, 2008, the majority of derivative instruments were categorized as Level 3 in the SFAS 157 fair value hierarchy.

        Prior to January 1, 2008, the Company elected to comply with the SFAS 133 documentation and testing requirements for certain liability hedging relationships and for none of the asset hedging relationships. Effective January 1, 2008, the Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), for

certain of its FP segment liabilities, which allowed for fair value accounting through current income without the onerous SFAS 133 requirements. On January 1, 2008, the Company elected to designate fair-value hedging for certain assets and derivatives qualifying for hedge accounting under SFAS 133.

        The Company established a tax valuation allowance of $2.5 billion in 2008 against deferred tax assets attributable to FP segment net unrealized losses.

  Book Value

        Shareholders' equity under GAAP ("book value") was negative $5.2 billion at December 31, 2008, compared with positive $1.6 billion at December 31, 2007. The decline in 2008 was primarily the result of mark-to-market losses in the FP segment, losses incurred in the financial guaranty segment and negative fair-value adjustments for credit derivatives.

New Business Production

        The Company employs the non-GAAP measure present value originations ("PV originations") to describe the economic value of the Company's new business originations in a given period. PV originations are the sum of the non-GAAP measures PV financial guaranty originations and PV net interest margin ("NIM") originated in the FP segment and represents the Company's measure of business production in a given period. PV financial guaranty originations, PV NIM originated and PV originations are based on estimates of, among other things, prepayment speeds of asset-backed securities. PV financial guaranty originations is a measure of gross origination activity and does not reflect premiums ceded to reinsurers or the cost of CDS or other credit protection, which may be considerable, employed by the Company to manage its credit exposures.

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

        The Company's insurance policies, including credit derivatives, are generally non-cancelable and remain outstanding for years from date of inception, in some cases 30 years or longer. Accordingly, PV financial guaranty originations, as distinct from earned premium or realized gains (losses) on credit derivatives, represents amounts to be realized in the future.

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

        Installment premiums and credit derivative fees are not recorded in the financial statements until due, which is a function of the terms of each insurance policy. Future installment premiums and credit derivative fees are not captured in current-period premiums earned or premiums written, the most comparable GAAP measures. Management therefore uses PV premiums and credit derivative fees originated to measure current business production.

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

        Year-to-year comparisons of PV financial guaranty originations are affected by the application of a different discount rate each year. The discount rates employed by the Company for this purpose were 4.92%, 4.86%, and 5.07% for 2008, 2007 and 2006 originations, respectively.

        For a reconciliation of gross premiums written to the non-GAAP measure PV Financial Guaranty Originations, see "—Financial Guaranty Segment—PV Financial Guaranty Originations."

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

  Originations

Total Originations

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Gross par insured	$50,973.2	$119,134.2	$93,780.7
Gross PV originations	663.1	1,271.0	910.2

        In 2008, the disruption of credit markets and the bond insurance industry reduced FSA's opportunities in the global asset-backed and public infrastructure sectors and, in the second half, the U.S. public finance market, resulting in declines from 2007 to 2008 of 57.2% in gross par originated and 47.8% in PV originations. FSA withdrew from the asset-backed business after the first half of 2008. Additionally, FSA's domestic public finance production fell significantly in the second half due to the negative impact of rating agency actions. PV NIM was negative in 2008 primarily due to the Company curtailing FP asset acquisitions throughout the year to build liquidity. The Company also curtailed the issuance of new GICs in the asset-backed market in August 2008, and ceased issuing GICs in November 2008, in contemplation of the sale of the Company to Assured.

        In 2007, PV originations rose to a record level of $1,271.0 million, an increase of 39.6% over that of the previous year, primarily due to increased FSA production in the international public infrastructure sector, a preference for FSA insurance over guarantees from other monolines in the fourth quarter of 2007 and wider credit spreads across FSA's financial guaranty markets, partially offset by a decline in FP originations due to the Company's decision to build liquidity in the fourth quarter.

        For discussion of the changes in the components of PV originations, see "—Financial Guaranty Segment—PV Financial Guaranty Originations" and "—Financial Products Segment—PV NIM Originated."

Financial Guaranty Segment

Results of Operations

Financial Guaranty Segment

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net premiums earned in financial guaranty segment	$379.5	$322.3	$305.8
Net investment income from general investment portfolio	264.2	236.7	218.9
Net realized gains (losses) from general investment portfolio	(6.7)	(1.9)	(8.3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	126.9	102.8	87.2
Net unrealized gains (losses)	(745.0)	(642.6)	31.8

Net change in fair value of credit derivatives	(618.1)	(539.8)	119.0
Net realized and unrealized gains (losses) on derivative instruments	0.3	0.7	1.2
Net unrealized gains (losses) on financial instruments at fair value	82.8	—	—
Income from assets acquired in refinancing transactions	11.2	20.9	24.7
Net realized gains (losses) from assets acquired in refinancing transactions	(4.3)	4.7	12.7
Other income (loss)	(28.1)	33.0	27.8

Total Revenues	80.8	76.6	701.8
Losses and loss adjustment expenses	(1,877.7)	(31.6)	(23.3)
Interest expense	(58.4)	(62.7)	(49.2)
Amortization of deferred acquisition costs	(65.7)	(63.4)	(63.0)
Other operating expenses	(53.5)	(117.1)	(101.6)

Total Expenses	(2,055.3)	(274.8)	(237.1)

Income (loss) before income taxes and minority interest	(1,974.5)	(198.2)	464.7
GAAP income to segment operating earnings adjustments(1)	431.9	628.9	(1.8)

Pre-tax segment operating earnings (losses)	$(1,542.6)	$430.7	$462.9

(1)
The primary components of the GAAP income to segment operating earnings adjustments were non-economic fair-value adjustments on credit derivatives in the insured portfolio and fair-value adjustments on the CPS.

        The financial guaranty segment includes the results of operations of the insurance company subsidiaries as well as the results of operations related to holding company activities. The primary components of financial guaranty segment earnings are premiums, credit derivative fees, net investment income from the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio") and income on assets acquired in refinancing transactions, offset by loss and loss adjustment expenses ("LAE"), interest expense on corporate debt and other operating expenses. In prior years, all credit derivative fees were recorded in premiums earned but have been reclassified to realized gains (losses) and other settlements to conform to the 2008 presentation. Management analyzes segment results on a pre-tax operating earnings basis.

        2008 vs. 2007:    In the financial guaranty segment, negative operating earnings for the year ended December 31, 2008 were due to increased loss expense driven by increased net RMBS loss estimates, as well as higher public finance losses, credit impairments on the Company's insured CDS and insured net interest margin securitizations ("NIMs") portfolio and realized losses related to its investment in Syncora Guarantee Re Ltd. ("SGR") (formerly XL Financial Assurance Ltd.) and investments in Lehman Brothers. Higher upfront premiums in the first half of 2008 and $804.3 million of 2008 capital contributions to the financial guaranty segment increased the General Investment Portfolio's invested asset balance, which increased net investment income. Premiums earned and realized gains (losses) of credit derivative fees, collectively, also increased.

        2007 vs. 2006:    In the financial guaranty segment, higher invested assets in the General Investment Portfolio, resulting partially from record premiums received in 2007, produced higher net investment income. New business originations also contributed to earned premiums. Refundings (net of amortization) were up 14%. Non-recurring realized foreign exchange gains accounted for a $10.6 million pre-tax increase year over year. These increases were offset, in part, by increased interest expense, loss expense and other operating expenses. Interest expense increased due to the issuance of $300 million in hybrid debt in the fourth quarter of 2006. Loss expense rose primarily due to an increase in the experience factor used in calculating the non-specific reserve and higher originations in the international public finance sector, which attract higher charges in the non-specific reserving methodology. Higher operating expenses were caused by higher compensation expenses, which vary with production and growth in the non-GAAP adjusted book value ("ABV"), and lower deferral rates.

  Premiums Earned

Premiums Earned

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Premiums earned, excluding refundings	$275.9	$264.6	$252.7
Refundings and accelerations	100.7	53.2	48.8

Consolidated net premiums earned	376.6	317.8	301.5
Intersegment premiums	2.9	4.5	4.3

Net premiums earned in financial guaranty segment	$379.5	$322.3	$305.8

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

        The Company ceased issuing financial guaranties on asset-backed securities in August 2008. For several years prior to then, the Company had limited its originations of asset-backed securities, primarily because tightening credit spreads and the competitive market environment had resulted in unattractive premium rates or credit quality that did not comply with the Company's underwriting guidelines. As transactions originated in earlier years matured, they were not replaced with the same volume of new originations, resulting in a decline in asset-backed earnings. At December 31, 2008, the asset-backed transactions in FSA's insured portfolio had an average life of approximately 4.0 years. As the Company has ceased insuring such transactions, premium earnings from insured asset-backed transactions will continue for several years, but will decline as the insured par runs off.

        At the same time, public finance originations and premiums earned had steadily increased over the past several years. In the second half of 2008, however, the Company's new originations in the public finance sector were restricted due to the ratings changes in the second half of 2008, including Moody's downgrade of FSA's rating to Aa3, as well as a decline in market acceptance of financial guaranties.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. Due to the 2008 downgrades of certain reinsurers, the Company has and may continue to re-assume ceded exposure. In 2008, net premiums earned included $28.5 million resulting from commutations or cancellations of reinsurance contracts. This primarily resulted in a ratio of ceded premiums written to gross premiums written of 5% in 2008, compared to 38% in 2007 and 2006.

        Geographic diversification has always been a risk management strategy for the financial guaranty segment, particularly in the public finance sector. Through 2007, the Company's growth area had been in international business, particularly public-private partnership transactions in the infrastructure sector and financings of water and other utility companies. These types of transactions serve to support the Company's future earnings for extended periods of time due to their long-dated maturities. The table below shows the amount of U.S. and international premiums earned based on geography of underlying risks.

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Public Finance:
United States	$245.8	$186.9	$183.2
International	58.1	36.7	27.1

Total Public Finance	303.9	223.6	210.3
Asset-Backed Finance:
United States	53.1	76.8	74.7
International	19.6	17.4	16.5

Total Asset-Backed Finance	72.7	94.2	91.2
Total United States	298.9	263.7	257.9
Total International	77.7	54.1	43.6

Consolidated net premiums earned	376.6	317.8	301.5
Intersegment premiums	2.9	4.5	4.3

Net premiums earned in financial guaranty segment	$379.5	$322.3	$305.8

  Net Investment Income and Realized Gains (Losses) from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have increased since prior year-end as a result of higher upfront premium originations (which occurred primarily in the first half of 2008), and capital contributions from Dexia Holdings in 2008, which increased net investment income. These increases were partially offset by claim payments during the year and a decrease in book yield as the Company accumulated short-term liquidity throughout the year. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 12.7%, 12.4%, and 12.2% for 2008, 2007 and 2006, respectively.

        In 2008, the Company had net realized losses of $6.7 million, which included a $36.1 million loss on the sale of its investment in SGR preferred stock and an OTTI charge of $6.0 million for several municipal bonds, offset in part by realized gains on sales of assets. Realized losses from the General Investment Portfolio were $1.9 million in 2007 and $8.3 million in 2006.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio based on amortized cost and fair value.

General Investment Portfolio

	At December 31,
	2008			2007
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Taxable bonds	$1,259.4	4.75%	$1,226.3	$971.1	5.27%	$990.0
Tax-exempt bonds	4,139.4	4.83	4,056.9	3,920.5	4.84	4,064.6
Short-term investments	651.1	0.38	651.9	96.3	4.18	97.4
Equity securities	1.4		0.4	40.0		39.9

Total General Investment Portfolio	$6,051.3		$5,935.5	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

  Fair Value of Credit Derivatives

        Prior to ceasing to insure asset-backed securities in August 2008, the Company sold credit protection by insuring CDS contracts under which special purpose entities or other parties provided credit protection to various financial institutions. In certain cases the Company acquired back-to-back credit protection on all or a portion of the risk written, primarily by reinsuring its CDS guaranties. Management viewed these CDS contracts as part of its financial guarantee business, under which the Company generally intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133.

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

        The Company's insured portfolio includes other contracts accounted for as derivatives, including (a) insured interest rate swaps entered into by the issuer in connection with the issuance of certain public finance obligations ("IR swaps") and (b) insured NIM securitizations and other financial guaranty contracts that guarantee risks other than credit risk, such as interest rate basis risk, issued after January 1, 2007 ("FG contracts with embedded derivatives").

        The components of the net change in the fair value of credit derivatives are shown in the table below:

Summary of the Net Change in the Fair Value of Credit Derivatives

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$126.9	$102.8	$87.2
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	(165.3)	(159.7)	21.0
High yield	(242.3)	(151.8)	8.1

Total pooled corporate CDS	(407.6)	(311.5)	29.1
Funded CLOs and CDOs	(226.5)	(288.8)	(0.0)
Other structured obligations	(78.0)	(35.5)	1.9

Total CDS	(712.1)	(635.8)	31.0
IR swaps and FG contracts with embedded derivatives	(32.9)	(6.8)	0.8

Subtotal	(745.0)	(642.6)	31.8

Net change in fair value of credit derivatives	$(618.1)	$(539.8)	$119.0

(1)
Includes amounts which in prior periods were classified as premiums earned.

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Under the SFAS 157 fair value hierarchy, all credit derivative valuations are categorized as Level 3. (For a description of the SFAS 157 fair value hierarchy, see Note 3 to the consolidated financial statements in Item 8.) Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of the CDS contract, discounted to present value using the current LIBOR swap rate, which conforms to market practice, and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, if available, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. For more information regarding the Company's valuation process, see "Credit Derivatives in the Insured Portfolio" in Note 3 to the consolidated financial statements in Item 8.

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

Unrealized Gains (Losses) of Credit Derivatives Portfolio(1)

	At December 31,
	2008	2007
	(in millions)
Pooled corporate CDS:
Investment grade	$(256.0)	$(116.2)
High yield(2)	(374.2)	(144.4)

Total pooled corporate CDS	(630.2)	(260.6)
Funded CLOs and CDOs	(478.9)	(263.4)
Other structured obligations(2)	(108.9)	(33.0)

Total CDS	(1,218.0)	(557.0)
IR swaps and FG contracts with embedded derivatives(2)	(38.4)	(6.0)

Total net credit derivatives	$(1,256.4)	$(563.0)

(1)
Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after-tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

(2)
Two insured CDS and five NIM securitizations had credit impairment totaling $152.4 million at December 31, 2008.

        The negative fair-value adjustments over the past two years were a result of widening credit spreads in the underlying CDS portfolio and, in 2008, were offset in part by the positive income effects of the Company's own credit spread widening as reflected in the non-collateral posting factor. Despite the structural protections associated with the Company's CDS, the widening of credit spreads on pooled corporate CDS and funded CDOs and collateralized loan obligations ("CLOs"), as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

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

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry (i.e., the risk that the CDS writer would be required to make cash payments) is not present in a CDS contract sold by a financial guarantor. Terms of the CDS contracts are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time subject to market value termination payments generally due in the event of insurer insolvency, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        Credit derivatives in the asset-backed portfolio represent 71.2% of total asset-backed par outstanding. The Company has grouped CDS contracts by major category of underlying instrument for purposes of internal risk management and external reporting. The tables below summarize the credit rating, net par outstanding and remaining weighted-average life ("WAL") for the primary components of the Company's CDS portfolio.

Selected Information for CDS Portfolio

	At December 31, 2008
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,464	4.1
High yield	41	54		—	—	5	15,467	2.4
Funded CDOs and CLOs	27	65	(5)	7	1	—	31,681	2.6
Other structured obligations(6)	53	11	(5)	8	27	1	8,272	2.6

Total	50	41		4	4	1	$72,884	2.9

	At December 31, 2007
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—%	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(5)	—	—	—	33,000	3.4
Other structured obligations(6)	62	36	(5)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes two CDS contracts with Triple-C underlying ratings. These two risks incurred economic losses at December 31, 2008.

(4)
Net par outstanding represents the net maximum potential amount of future payments which the Company could be required to make.

(5)
Amounts include transactions previously wrapped by other monolines.

(6)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $375.2 million and $421.4 million at December 31, 2008 and 2007, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Triple-B or higher. Includes certain pooled corporate obligations.

        For the sensitivity of CDS contracts that would result from an increase of one basis point in market credit spreads, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Insured Portfolio—Credit Default Swaps."

  Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

        Beginning January 1, 2008, the Company, in accordance with SFAS 159, elected to apply the fair-value option to certain assets acquired in refinancing transactions. The adjustment to retained earnings at January 1, 2008 was negative $1.6 million after-tax. The change in the fair value was negative $17.2 million for 2008. The fair-value option was elected in order to offset the fair-value adjustment on derivatives hedging interest rate risk of these refinancing assets with the corresponding fair-value adjustment on the hedged assets in income. The change in fair-value of the Company's CPS was $100.0 million for 2008 and was primarily due to widening FSA credit spreads during the year.

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

  Income from Assets Acquired in Refinancing Transactions

        Where the Company refinanced underperforming insured obligations, the underlying assets or obligations are carried on the consolidated financial statements and contribute income. The Company manages or sells such assets in order to maximize recoveries. The Company has not refinanced a transaction since 2004, and the related assets have either been sold or continue to run off. Therefore the income contribution of these assets has been declining since 2005.

  Other Income

        Other income includes income and fair-value adjustments on assets held in respect of the Company's deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP"), foreign exchange gains or losses and other miscellaneous income items.

Other Income

	Year Ended December 31,
	2008	2007	2006
	(in millions)
DCP and SERP interest income	$1.4	$12.5	$9.1
DCP and SERP asset fair-value gain (loss)	(38.9)	(6.4)	5.3
Realized foreign exchange gain (loss)	(3.6)	13.4	2.9
Commutation gain	20.1	—	—
Other	9.1	13.3	12.0

Subtotal	(11.9)	32.8	29.3
Intersegment income (loss)	(16.2)	0.2	(1.5)

Total	$(28.1)	$33.0	$27.8

        DCP and SERP assets are held to defease the Company's plan obligations and the changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are primarily offset by like changes in the fair value of the related liability, which are recorded in other operating expenses.

  Losses

        The following table shows activity in the liability for losses and loss adjustment expense reserves, which consist of case and non-specific reserves. For a description of the Company's policies regarding case and non-specific reserves, see Note 2 and Note 9 to the consolidated financial statements in Item 8.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Case Reserve Activity:
Gross balance at January 1	$174.6	$90.3	$90.0
Less reinsurance recoverable	76.5	37.3	36.3

Net balance at January 1	98.1	53.0	53.7
Transfer from non-specific reserve	1,823.2	69.4	1.2
Paid (net of recoveries) related to:
Current year recovery (paid)	16.7	(8.3)	—
Prior year	(615.6)	(16.0)	(1.9)

Total paid	(598.9)	(24.3)	(1.9)

Net balance at December 31	1,322.4	98.1	53.0
Plus reinsurance recoverable	284.0	76.5	37.3

Gross balance at December 31	1,606.4	174.6	90.3

Non-Specific Reserve Activity:
Gross balance at January 1	100.0	137.8	115.7
Provision for losses
Current year	1.3	25.8	17.8
Prior year	1,876.4	5.8	5.5
Transfers to case reserves	(1,823.2)	(69.4)	(1.2)

Net balance at December 31	154.5	100.0	137.8
Plus reinsurance recoverable	18.1	—	—

Gross balance at December 31	172.6	100.0	137.8

Total gross case and non-specific reserves	$1,779.0	$274.6	$228.1

        Losses and loss adjustment expenses increased considerably in 2008 compared to 2007, primarily as a result of an increase in estimated ultimate losses on insured RMBS transactions and on a public finance transaction. Loss expense for 2007 and 2006 was relatively flat.

        The increase in losses paid is driven primarily by payments on HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed spread for the period, and, to the extent spread exceeds losses, the Company is reimbursed for any losses paid to date. In 2008, the Company paid net claims on HELOCs of $577.7 million. This brought the inception to date net claim payments on HELOC transactions to

$625.3 million. There were no claims paid on most other classes of insured transactions through December 31, 2008. Most claim payments on Alt-A closed end second lien mortgage securities ("CES") are not payable until 2037 or later. Option adjustable rate mortgage loan ("Option ARM") claim payments are expected to occur between 2010 and 2012.

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves. In addition to case reserves in the following tables, the Company recorded net non-specific reserves of $154.5 million at December 31, 2008 and $100.0 million at December 31, 2007.

Case Reserve Summary

	At December 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$4,833.0	$3,853.8	$745.8	$593.8	10
Asset-backed—Alt-A CES	999.5	954.3	245.7	234.1	5
Asset-backed—Option ARM	1,674.7	1,587.2	282.1	260.6	9
Asset-backed—Alt-A first lien	1,226.5	1,122.3	106.5	96.3	10
Asset-backed—NIMs	90.1	85.3	16.0	15.8	3
Asset-backed—Subprime	298.5	280.1	24.5	20.8	5
Asset-backed—other	54.5	51.0	13.7	12.9	3
Public finance	1,238.8	698.7	172.1	88.1	6

Total	$10,415.6	$8,632.7	$1,606.4	$1,322.4	51

	At December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$1,803.3	$1,442.7	$69.6	$56.9	5
Asset-backed—Subprime	22.3	18.3	3.4	1.6	2
Asset-backed—other	24.9	22.2	4.9	4.7	2
Public finance	1,164.3	560.6	96.7	34.9	4

Total	$3,014.8	$2,043.8	$174.6	$98.1	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Case and Non-Specific Reserves Assumptions

	At December 31,
	2008	2007
Case reserve discount rate	1.90%-5.90%	3.13%-5.90%
Non-specific reserve discount rate	6.00%	1.20%-7.95%
Current experience factor	18.5	2.0

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

        In 2008, loss and loss adjustment expense was $1,877.7 million. The increase for the twelve month period was driven primarily by deteriorating credit performance in HELOCs, Alt-A CES, Option ARMs, Alt-A first lien and public finance transactions. In addition, the non-specific reserves increased by $54.5 million in 2008.

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

        In setting its HELOC reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting calculated conditional default rate would remain constant for a period (or plateau) of another four months (through September 2009). After September 2009, management assumes the conditional default rate decreases linearly over 12 months to the "normal" conditional default rate, defined as the constant conditional default rate the transaction would have achieved had it experienced the prepayment rate, draw rate and lifetime losses expected at closing. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $70 million for each month the plateau is extended. The estimated net PV losses per month decline over time as exposure runs off.

        The Company has had vendors reviewing loan files for several months, and believes many of the defaulted HELOC loans are subject to repurchase under the governing documents. Actual recoveries on representations and warranties, if any, may vary from the Company's estimates and are dependent on, among other things, the ability of the provider of the representations and warranties to pay, the strength of the actual representations and warranties and the facts supporting the representation and warranty breaches as well as the expenses the Company incurs pursuing recovery.

        In a volatile mortgage market, future Alt-A (or near-prime) CES reserves or actual future losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Alt-A CES are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinant of loss is the default rate. In setting its Alt-A reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then assumed the resulting conditional default rate would remain constant for a period of another four months (through September), then decreased the conditional default rate linearly over 12 months to the "normal" conditional default rate. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve but extending the plateau, and keeping all other assumptions the same, results in increased net PV losses of approximately $8 million for each month the plateau is extended.

        Management's estimation of losses in the HELOC and Alt-A CES portfolios assumes that peak loss rates in these products will continue through September 2009 and that the market conditions and borrower behavior will return to normal by September 2010 and/or that homeowners who have successfully made their loan payments for two years or more will default at more normalized or expected rates. If the market gets materially worse or does not recover as anticipated, or if the performance of the loans in the loss transactions does not improve with the U.S. residential market, management may need to allocate additional amounts from its non-specific loss reserve to its case reserves, or add to its non-specific reserve, to cover the projected performance of HELOCs and/or Alt-A CES.

        In a volatile mortgage market, future Option ARM and Alt-A first lien actual losses could vary from the current estimate of loss. In particular, the deterministic models used to establish case reserves for Option ARM and Alt-A first lien reserves are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinants of loss are default rates and recovery rates. Management applied liquidation rates to current delinquency amounts to calculate a conditional default rate for the next 18 months, then assumed that peak would extend another three months through September 2010, and decline thereafter. Should future default or severity rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses of approximately $38 million for each month the plateau is extended.

        Management's estimation of losses in the Option ARM and Alt-A first lien portfolio assumes that peak loss rates (which take longer to generate losses than a second lien product) will continue through September 2010 and return to normal in September 2011 and/or that homeowners who have successfully made their loan payments for three to four years will default at more normalized rates or rates expected at time of origination.

        Management notes that some analysts believe conditional default rates in Option ARM pools will increase at about the time the monthly loan payments are recalculated to cover principal not paid or added to the loan during periods when the borrower was making the minimum payment. However, management was unaware of any basis for projecting this effect, and notes that many of these borrowers are or will be eligible for mortgage relief programs being implemented by the government and servicers, so management chose not to model an additional stress for this factor.

        The estimation of losses for MBS transactions are sensitive to the rate at which performing loans are assumed to prepay (i.e., voluntary prepayment rate), because in most MBS structures at least some of the protection is provided by excess spread, which depends on the size and average life of the collateral pool. In these structures, lower prepayment rates increase the amount of projected excess spread and so reduce projected losses. (For a few of the insured MBS structures that do not depend on excess spread, lower prepayments increase the amount of projected reserves.) Until the third quarter of 2008, management assumed recently experienced prepayment rates would continue for the life of the transactions. During the third quarter, prepayment rates fell to very low levels, which management does not believe will be sustained for the life of the transactions. Management believes that the low prepayment rates are another manifestation of the same mortgage market dislocation that is causing high default rates, so in 2008, it adopted a new prepayment assumption on all of its MBS projections. Recent low prepayment rates are assumed to continue during the same period as peak default rates are assumed to extend, then to gradually increase to 15%. Over the same 12 months the conditional default rates are assumed to decrease. Should future prepayment rates be more or less than those projected by management, actual losses could be more or less than projected.

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

        FSA has $151.8 million net par exposure of the $3.2 billion sewer debt of Jefferson County, Alabama. FSA also provides a surety in the net par amount of $12.8 million. FSA had a $48.3 million case reserve for Jefferson County at December 31, 2008 due to the repeated failure of the County to restructure its sewer debt to alleviate high interest rates and avoid bank bond acceleration. Jefferson County is a unique municipal situation and not, in the Company's view, part of a larger trend for the following reasons: (1) 94% of Jefferson County's debt is in the form of Variable Rate Demand Obligations ("VRDOs") and Auction Rate Securities ("ARS"); (2) the market for ARS collapsed in the first quarter of 2008 due to general market illiquidity and an unexpectedly large increase in interest rates on the County's debt caused by the downgrade of its two primary bond insurers; (3) it is highly leveraged with $3.2 billion of debt and high user charges; and (4) the sewer debt structure includes over $5 billion of interest rate swaps. FSA is working with Jefferson County and its bankers and advisors on a solution to the county sewer system's debt situation, but the resolution remains uncertain.

        FSA management believes that the liability it carries for losses and loss expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio's probability of default and its severity of loss, and there can be no assurance that the liability for losses will not exceed such estimates.

  Interest Expense

        Interest expense in the financial guaranty segment represents interest on corporate debt and intersegment interest on notes payable to GIC Subsidiaries related to the funding of the refinancing transactions. The table below shows the composition of the interest expense. The decrease in interest expense in 2008 was primarily due to the declining balance of notes payable, which were used to fund the purchases of assets acquired in refinancing transactions and therefore are paid down in proportion to asset paydowns. The increase in interest expense in 2007 was primarily due to the issuance of $300 million in hybrid debt in the fourth quarter of 2006.

Financial Guaranty Segment Interest Expense

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Hybrid debt	$19.3	$19.3	$2.1
Other corporate debt	27.0	27.0	27.0

Total consolidated interest expense	46.3	46.3	29.1
Intersegment debt	12.1	16.4	20.1

Total financial guaranty segment interest expense	$58.4	$62.7	$49.2

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

Reconciliation of Gross Premiums Written to Non-GAAP PV
Financial Guaranty Originations

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Gross premiums written	$690.4	$720.3	$717.0
Gross installment premiums received	(132.1)	(163.4)	(143.3)

Gross upfront premiums originated	558.3	556.9	573.7
Gross PV estimated installment premiums originated	43.3	526.0	158.2

Gross PV premiums originated	601.6	1,082.9	731.9
Gross PV credit derivative fees originated	62.8	100.2	57.8

Gross PV financial guaranty originations	$664.4	$1,183.1	$789.7

        The following table shows gross par and PV premiums originated.

Financial Guaranty Originations(1)

	Gross Par Originated			Gross PV Financial Guaranty Originations
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)
United States:
Public Finance	$46,732.1	$56,949.3	$46,448.2	$531.3	$388.2	$309.6
Asset-backed	2,374.0	39,759.1	28,205.3	58.5	307.3	109.6

Total United States	49,106.1	96,708.4	74,653.5	589.8	695.5	419.2
International:
Public Finance	1,342.2	13,871.1	10,338.3	50.4	423.9	328.8
Asset-backed	524.9	8,554.7	8,788.9	24.2	63.7	41.7

Total International	1,867.1	22,425.8	19,127.2	74.6	487.6	370.5

Total financial guaranty originations	$50,973.2	$119,134.2	$93,780.7	$664.4	$1,183.1	$789.7

(1)
Certain amounts differ from those previously reported because transactions where FSA is second-to-pay after another monoline guarantor have been reclassified to reflect the sector and location of the underlying exposure rather than those of the guarantor.

        The following table represents the ratings distribution at origination.

Financial Guaranty Originations by Rating(1)

	Year Ended December 31, 2008
	Public Finance Obligations		Asset-Backed Obligations
	Gross Par Originated	% of Total	Gross Par Originated	% of Total
	(dollars in millions)
United States:
Triple-A	$6,384.8	13%	$1,330.1	46%
Double-A	12,718.4	26	—	—
Single-A	25,911.4	54	1,043.9	36
Triple-B	1,717.5	4	—	—

Total United States	46,732.1	97	2,374.0	82
International:
Triple-A	64.9	0	524.9	18
Double-A	38.0	0	—	—
Single-A	720.9	2	—	—
Triple-B	518.4	1	—	—

Total International	1,342.2	3	524.9	18

Total financial guaranty originations	$48,074.3	100%	$2,898.9	100%

(1)
Based on internal ratings at date of origination.

        In 2008, estimated U.S. municipal market volume of $391.5 billion was 9% lower than in 2007. After a slow start due to illiquidity in the ARS market, municipal issuance rose significantly in the second quarter as a high volume of ARS were refinanced. However, volume fell off over the course of the second half as the cost of borrowing increased in response to the global credit contraction. In 2007, estimated U.S. municipal market volume of $429.0 billion was 10% higher than in 2006 and the highest market volume on record.

        Insurance penetration of the market for new U.S. municipal bonds sold in 2008 was approximately 17%, compared with 47% in 2007 and 49% in 2006. FSA's share of the insured par sold was approximately 54% in 2008, compared with 25% in 2007 and 24% in 2006. However, both insurance penetration and FSA's market share were significantly higher in the first half of 2008 than in the second.

        On a closing-date basis for 2008 over 2007, including both primary- and secondary-market U.S. public finance transactions, FSA's par amount originated decreased 18%, but PV premiums originated increased 37% due to a more favorable credit spread environment and a market preference for FSA insurance during the first half of the year. Of the total amounts for 2008, 85% of par insured and 88% of PV originations were originated during the first half of 2008. The ratings actions in the second half of 2008, including Moody's downgrade of FSA's rating from Aaa to Aa3, contributed to a marked reduction in FSA's second-half production.

        For 2007 compared with 2006, U.S. municipal par insured increased 23%, and PV premiums originated increased 25%. During the first nine months of 2007, the pricing environment was more competitive, and FSA generally focused on higher quality core sectors, such as general obligations, where more attractive relative returns were available. During the fourth quarter of 2007, FSA significantly increased its market share and premium rates based on wider credit spreads and a preference for FSA bond insurance.

        In international public finance markets, where liquidity was constrained all year, FSA's 2008 production decreased 90% in par insured and 88% in PV originations from 2007 levels. For 2007 compared with 2006, international public finance par originated increased 34%, and PV premiums originated increased 29% to a record $423 million, driven by a significant number of large transactions in diverse sectors, such as transportation, health care and utilities. Results in the international public finance sector tend to be irregular because of the timing of large transactions with long development periods.

        Global asset-backed originations declined significantly in 2008 compared with 2007 and 2006, primarily because of the Company's decision to cease issuing financial guarantees for asset-backed obligations.

Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings at December 31, 2008 is shown below. Exposure amounts are expressed net of quota share, first-loss and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	At December 31, 2008
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,603	$125,063	$187,829
Tax-supported	1,259	55,321	87,120
Municipal utility revenue	1,246	50,279	82,593
Health care revenue	216	12,185	22,104
Housing revenue	161	7,434	12,909
Transportation revenue	165	21,304	37,072
Education/University	153	7,902	13,338
Other domestic public finance	26	2,181	3,370

Subtotal	10,829	281,669	446,335
International obligations	173	24,563	53,593

Total public finance obligations	11,002	306,232	499,928

Asset-backed obligations
Domestic obligations
Residential mortgages	200	17,052	21,131
Consumer receivables	39	5,915	6,346
Pooled corporate	279	54,903	57,855
Other domestic asset-backed	63	1,568	2,033

Subtotal	581	79,438	87,365
International obligations	54	22,860	24,155

Total asset-backed obligations	635	102,298	111,520

Total	11,637	$408,530	$611,448

Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	At December 31, 2008
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	2%	70%	19%
Double-A	41	5	32
Single-A	46	3	35
Triple-B	11	9	10
Other	0	13	4

Total	100%	100%	100%

	At December 31, 2007
	Public Finance	Asset- Backed	Total Portfolio
Rating
Triple-A	4%	80%	27%
Double-A	40	3	29
Single-A	43	4	32
Triple-B	12	11	11
Other	1	2	1

Total	100%	100%	100%

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guarantees of $4,639.4 million at December 31, 2008. These commitments are typically short term and principally relate to primary and secondary public finance debt issuances. Commitments are contingent on the satisfaction of all conditions set forth in the commitments. These commitments may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	At December 31, 2008
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,121	$40,868
New York	774	23,033
Pennsylvania	892	20,475
Texas	826	19,525
Illinois	756	16,612
Florida	291	15,585
Michigan	639	13,093
New Jersey	659	12,509
Washington	344	10,225
Massachusetts	241	7,896
Ohio	452	7,242
Georgia	129	7,000
Indiana	300	6,674
All other U.S. locations	3,405	80,932

Subtotal	10,829	281,669
International obligations	173	24,563

Total	11,002	$306,232

        At December 31, 2008, the public finance insured portfolio contained risks for which the Company estimates an ultimate net loss: an international infrastructure obligation, a healthcare transaction, a waste treatment facility transaction, a sewer revenue refunding warrant and an emerging market CDO. At December 31, 2008, the Company had $88.1 million in case reserves for these transactions, net of reinsurance. Management continually monitors these obligations and adjusts reserves accordingly.

  Asset-Backed Insured Portfolio

        The Company insured a wide variety of structured finance securities, including derivatives, which were investment grade at origination, typically with low expected loss severity in the event of default. See "—Results of Operations—Fair Value of Credit Derivatives" for a discussion of the Company's credit derivatives in the insured portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the RMBS categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. At December 31, 2008, the Company had $1,234.3 million in net case reserves for these transactions, on a present value basis, net of anticipated recoveries and reinsurance. See "—Results of Operations—Losses." The Company paid $563.1 million in claims in the asset-backed sector in 2008, net of reinsurance and recoveries.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

        HELOCs:    HELOCs represented 6.2% of total asset-backed par outstanding at December 31, 2008. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses between 1% and 3% of original par. At underwriting, applying original expected net prepayment speeds, a typical finance company-originated HELOC pool would have had sufficient protection to withstand losses of approximately 15% of original par. During the early stages of a number of transactions, prepayment speeds exceeded expectations, reducing excess spread available to cover losses. Subsequently, default rates on a number of FSA-insured HELOC pools rose to historically unprecedented levels, resulting in net FSA claim payments of $625.3 million through December 31, 2008. At December 31, 2008, the Company projected present value cumulative lifetime net losses of $1.2 billion across ten HELOCs, including the $625.3 million already paid, up from projections of $65.0 million across five HELOCs at December 31, 2007. Most of the increase in projected loss was due to deterioration in the portfolio performance.

        Alt-A Closed-End Second Lien Mortgages:    Alt-A CES mortgages represented 1.5% of total asset-backed par outstanding at December 31, 2008. CES mortgage transactions insured by FSA were typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, providing over three times coverage. All FSA-insured CES mortgage transactions were rated Triple-A at closing. At December 31, 2008, the Company had reserved $234.1 million for five Alt-A CES transactions due to deterioration in the portfolio performance. The Company assumed that the amount of the projected loss for an Alt-A CES insured by Syncora Guarantee Inc. ("SGI") (formerly XL Capital Assurance) was 70% of expected losses on the underlying transaction, due to its below investment grade rating and apparent financial deterioration. No claim payments have been made to date, and FSA does not expect to pay most of this amount until 2036 and thereafter. The Company does not currently expect losses on six insured 2007 transactions with an aggregate net par of $473 million that are wrapped by investment-grade rated monolines.

        Subprime U.S. RMBS:    Subprime U.S. RMBS represented 4.5% of total asset-backed par outstanding at December 31, 2008. Despite recent internal downgrades, 46% of the net par of subprime U.S. RMBS transactions insured by FSA were rated Single-A or better at December 31, 2008. At origination, typical FSA-insured subprime RMBS transactions contained approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). One 2007 transaction with net par outstanding of $231.8 million, originally insured at Triple-A, is performing materially worse than the rest of the subprime portfolio. Management established a case reserve for this transaction of $18.1 million at December 31, 2008.

        NIM Securitizations:    NIM securitizations represented less than 0.2% of total asset-backed par outstanding at December 31, 2008. At December 31, 2008, FSA insured 17 NIMs with an aggregate net par of $214 million. During 2008, management established its net case reserve against the non-derivative NIMs of $15.8 million as a result of deteriorating performance of the underlying subprime RMBS transactions. Because the projections no longer assume the receipt of any cash flow from the underlying transactions, estimated losses should not rise by more than that unless Radian Asset Assurance Inc. and another investment grade third-party indemnitor fail to fulfill their obligations. FSA's projections assume payments from Radian Asset Assurance Inc. of approximately $124 million over the next three years. At December 31, 2008, the Company also estimated a $31.8 million credit impairment on FSA-insured NIM securitizations that are considered derivatives and are marked to market on the Company's financial statements. The estimated economic loss on these transactions is recorded in "net change in the estimated fair value of credit derivatives."

        Option Adjustable Rate Mortgages:    Option ARM securitizations represented 2.6% of total asset-backed par outstanding at December 31, 2008. All FSA-insured Option ARM transactions were originally rated Triple-A and are senior in the capital structure. These transactions are prepaying at moderate speeds and building overcollateralization. Although delinquencies are rising, there are few mortgage loan losses to date. Cash flow projections done in 2008 resulted in additional internal downgrades and increased projected losses for nine new transactions with a net par of $1.59 billion. At December 31, 2008, the Company had a $260.6 million net case reserve for these transactions. The Company internally rates five additional Option ARM transactions (net par $957 million) below investment grade.

        Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represented 1.6% of total asset-backed par outstanding at December 31, 2008. In a typical Alt-A transaction, FSA was protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination, FSA typically expected pool losses to equal 3%, which assumed a 35% severity rate and 9% foreclosure frequency. All FSA-insured Alt-A first lien exposures were originally rated Triple-A. Deterioration in the performance of these transactions led FSA to establish a net case reserve of $96.3 million at December 31, 2008. At that date, FSA had reserves against ten transactions with a net par of $1.1 billion. FSA internally rates six additional Alt-A First Lien transactions (net par $378 million) below investment grade.

Reinsurance of Insured Portfolio

        The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; meet rating agency, internal and state insurance regulatory limits; diversify risk; reduce the need for additional capital; and strengthen financial ratios. The Company reinsures portions of its risks with affiliated and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis. For balances recorded in the consolidated financial statements for related party reinsurance transactions, see Note 24 to the consolidated financial statements in Item 8. FSA's ongoing use of reinsurance going forward remains uncertain due to a number of factors, including diminished reinsurance capacity from highly rated providers and concerns regarding the correlation of reinsurer creditworthiness in an economic downturn.

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

        The Company cedes approximately 23% of its gross par insured to a diversified group of reinsurers, including other monolines. Based on ceded par outstanding at December 31, 2008, 56.1% of FSA's reinsurers were rated Double-A- or higher at March 13, 2009. Some are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $12,099 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	Ratings as of March 13, 2009				At December 31, 2008
	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
					(dollars in millions)
Assured Guaranty Re Ltd.	Aa3		AA		$82.5	$32,842	27%
Tokio Marine and Nichido Fire Insurance Co., Ltd	Aa2	(1)	AA	(1)	133.6	31,478	26
Radian Asset Assurance Inc.	Ba1		BBB+		37.2	24,447	20
RAM Reinsurance Co. Ltd.	Baa3		A+		22.3	11,929	10
Syncora Guarantee Inc.	Ca		CC		—	4,135	4
Swiss Reinsurance Company.	A1		A+		11.0	4,097	3
R.V.I. Guaranty Co., Ltd.	Baa3		A-		—	4,109	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	8.9	2,658	2
CIFG Assurance North America Inc.	Ba3		BB		17.9	1,901	2
Ambac Assurance Corporation	Baa1		A		0.2	1,075	1
Other(2)	Various		Various		1.0	2,410	2
Valuation allowance	N/A		N/A		(12.5)	—	—

Total					$302.1	$121,081	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Includes a credit-linked note issuer that is fair valued as part of the Company's credit derivative portfolio.

        In 2008, $28.5 million of net premiums earned resulted from commutations or cancellations of reinsurance contracts. The largest such transactions were with SGR and Bluepoint Re, Limited ("Bluepoint").

        In July 2008, FSA agreed to re-assume all reinsurance ceded to SGR, which consisted of $8.4 billion in outstanding par, in exchange for the June 30, 2008 statutory basis ceded unearned premium, net of its applicable ceding commission, any case basis reserves established at that date and a $35.0 million commutation premium. FSA agreed to cede a portion of this business, approximately $6.4 billion of outstanding par with no outstanding case basis reserves, to SGI, an affiliate of SGR, as of the re-assumption date. Ceded net unearned premiums and future ceded case reserves are secured by collateral then held in a trust. Since SGI was an affiliate of SGR, FSA did not consider the portion of the business bought back from SGR and subsequently ceded to SGI as commuted and as a result did not record any commutation gain on that portion of the business. FSA recorded a commutation gain of $10.0 million on the business it retained, which was recorded in other income in the statement of operations and comprehensive income. In 2008, $14.8 million of earned premium related to this commutation.

        In September 2008, FSA agreed to re-assume a portion of the business it ceded to SGI in July for the statutory basis ceded unearned premium, net of its applicable ceding commissions. This resulted in a commutation gain of $10.0 million, which was recorded in other income in the statement of operations and comprehensive income. In 2008, $1.5 million of earned premium related to this commutation.

        Due to a liquidation order against Bluepoint, FSA is treating all reinsurance ceded to Bluepoint as cancelled as of the August 29, 2008 date of the liquidation order. Subsequent to September 30, 2008, in accordance with guidance obtained from the New York Insurance Department, FSA drew down from collateral maintained in trust by Bluepoint an amount equal to the net statutory basis unearned premium and case basis reserves and, as a result, FSA was able to take credit for such balances. In 2008, $9.4 million of earned premium related to this commutation.

Financial Products Segment

Results of Operations

        The FP segment includes the results of operations of FSAM, the GIC Subsidiaries and the consolidated VIEs. In November 2008, the Company ceased issuing GICs in contemplation of the sale of the Company to Assured.

Financial Products Segment

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net interest income from financial products segment	$647.4	$1,078.1	$857.5
Net realized gains (losses) from financial products segment	(8,644.2)	1.9	0.1
Net realized and unrealized gains (losses) on derivative instruments	1,424.2	62.1	130.2
Net unrealized gains (losses) on financial instruments at fair value	47.6	14.0	3.6
Income from assets acquired in refinancing transactions	12.1	16.4	20.1
Other income (loss)	16.2	(0.4)	1.3

Total Revenues	(6,496.7)	1,172.1	1,012.8
Net interest expense from financial products segment	(794.6)	(989.2)	(768.7)
Foreign exchange gains (losses) from financial products segment	(1.7)	(138.5)	(159.4)
Other operating expenses	(48.0)	(28.0)	(26.6)

Total Expenses	(844.3)	(1,155.7)	(954.7)

Income (loss) before income taxes	(7,341.0)	16.4	58.1
GAAP income to segment operating earnings adjustments	6,594.6	60.5	(11.0)

Pre-tax segment operating earnings (losses)	$(746.4)	$76.9	$47.1

        2008 vs. 2007:    The decrease in the FP segment operating earnings was driven primarily by OTTI charges on the FP and VIE Investment Portfolios. Pre-tax GAAP loss reflects $8.6 billion in OTTI charges. Historically, the Company had the ability and intent to hold the FP Segment Investment Portfolio to maturity. However, the Company no longer has the intent to hold such securities to maturity, due to Dexia's agreement under the Purchase Agreement to segregate or separate the Company's FP operations from the Company's financial guaranty operations and retain the FP segment. As a result, the Company was required to record an OTTI charge for all assets in the Portfolio in an unrealized loss position at December 31, 2008.

        2007 vs. 2006:    Despite an OTTI charge of $11.1 million pre-tax, FP segment operating earnings increased as the average aggregate balance of the GIC book of business grew from $14.5 billion in 2006 to $17.6 billion in 2007, and as a result of realized gains.

        The Company is subject to an investigation by the DOJ and SEC of bid-rigging of awards of municipal GICs. In 2008, purported class action lawsuits and other civil actions were commenced related to the subject of these investigations, naming as defendants a large number of financial institutions, including the Company. See "Item 3. Legal Proceedings."

        The following table summarizes the components of the fair-value adjustments included in the results of operations of the FP segment:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
REVENUES Gains/(Losses):
Net interest income from financial products segment(1):
Fair-value adjustments on FP segment investment portfolio	$448.3	$—	$—
Fair-value adjustments on FP segment derivatives	(460.2)	—	—

Net interest income from financial products segment	$(11.9)	$—	$—

Net realized gains (losses) from financial products segment:
Fair-value adjustments attributable to impairment charges in FP segment investment portfolio	$(8,634.1)	$(11.1)	$—

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(2)	$1,424.2	$62.1	$130.2

Net unrealized gains (losses) on financial instruments at fair value:
FP segment:
Assets designated as trading portfolio	$(202.6)	$14.0	$3.6
Fixed rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	(1,127.0)	—	—
Fair-value adjustments attributable to the Company's own credit risk	1,377.2	—	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	$47.6	$14.0	$3.6

EXPENSES (Gains)/Losses:
Net interest expense from financial products segment(3):
Fair-value adjustments on FP segment debt	$—	$146.9	$(56.7)
Fair-value adjustments on FP segment derivatives	—	(174.1)	39.9

Net interest expense from financial products segment	$—	$(27.2)	$(16.8)

(1)
There was no hedge accounting in 2007 or 2006.

(2)
Represents derivatives not in designated fair-value hedging relationships.

(3)
There was no hedge accounting in 2008.

PV NIM Originated

        In August 2008, the Company ceased issuing new GICs related to asset-backed transactions and, in November 2008, ceased issuing GICs in contemplation of the sale of the Company to Assured. In addition, throughout 2008 the Company curtailed acquisitions of FP assets to increase liquidity, resulting in negative PV NIM originated in 2008 of $1.3 million. PV NIM originated was $87.9 million and $120.5 million in 2007 and 2006, respectively. For a discussion of liquidity issues faced by the FP segment, see "—Liquidity and Capital Resources—FP Segment Liquidity."

FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is made up of:

  •
  the FP Investment Portfolio, consisting of the investments supporting the GIC liabilities; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

Carrying Value of Assets
in the FP Segment

	At December 31,
	2008	2007
	(in millions)
FP Investment Portfolio	$9,370.5	$18,065.0
VIE Investment Portfolio(1)	931.5	1,148.2

Total	$10,302.0	$19,213.2

  (1)
  After intra-segment eliminations.

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company's creditors, even in bankruptcy or other receivership.

        Management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, loss severity and prepayment speeds to determine expected economic loss. It uses both proprietary and third-party models to analyze the underlying collateral of asset-backed securities and the cash flows generated by the collateral to determine whether a security's performance is consistent with the view that all payments of principal and interest will be made as contractually required. Each mortgage-backed security in the FP Investment Portfolio was evaluated for economic loss at December 31, 2008 by applying projected default assumptions to various delinquency categories, starting with 30 days past due, in order to create a measure of loss coverage. Once default rate assumptions were applied by delinquency category, management applied severity rates to projected gross losses. The result of this calculation was then compared with the hard credit enhancement embedded in each asset. At December 31, 2008, 126 assets were determined to have economic losses amounting to $797 million.

        For information regarding the liquidity risks inherent to the FP business and the liquidity resources available to it, see "—Liquidity and Capital Resources—FP Segment Liquidity."

FP Segment Debt

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs and VIE debt:

Par Value of FP Segment Debt by Type(1)

	At December 31,
	2008	2007
	(in millions)
GIC debt:
Municipal	$6,165.9	$7,477.9
Non-municipal GICs:
CDOs of ABS GICs	4,042.9	6,099.8
Pooled corporate and CLO structured GICs	3,259.1	4,404.0
Other non-municipal GICs	830.4	786.2

Total non-municipal GICs	8,132.4	11,290.0

Total GIC debt	14,298.3	18,767.9
VIE debt	2,101.4	2,494.9

Total par value of FP segment debt	$16,399.7	$21,262.8

  (1)
  Excludes $1.3 billion of draws on the First Dexia Line of Credit at December 31, 2008.

        GICs issued by the Company may be withdrawn based upon certain contractually established conditions. While management follows the performance of each contract carefully, in some cases withdrawals may occur substantially earlier than originally projected. In response, the Company enhanced the liquidity available in its FP Investment Portfolio by obtaining a $5.0 billion committed standby line of credit from Dexia Crédit Local (the "First Dexia Line of Credit") and investing available funds in short-term investments. At December 31, 2008, there were $1.3 billion in draws outstanding under the First Dexia Line of Credit. For information regarding the liquidity risks inherent to the FP business and the liquidity resources available to it, see "—Liquidity and Capital Resources—FP Segment Liquidity."

        Effective January 1, 2008, the Company elected to account for certain fixed rate FP segment debt at fair value under the fair value option in accordance with SFAS 159. The fair value option was elected to reduce volatility in income on fixed rate debt that is converted to floating U.S. dollar denominated debt through the use of derivatives. The fair value option allows the fair value adjustment on debt to be offset with the fair value charge on derivatives used to hedge interest and foreign exchange rate risk. All the FP segment debt carried at fair value was categorized as Level 3 in the SFAS 157 fair value hierarchy.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        The primary component of expenses is employee compensation, which represented 41%, 65% and 59% of total expenses in each of the last three years, net of deferrals. The table below shows other operating expenses with and without compensation expense related to DCP and SERP. These DCP and SERP expenses are substantially offset by the fair-value adjustments of the assets held to defease the plan obligations, which amounts are reflected in other income.

Other Operating Expenses

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Amortization of previously deferred underwriting expenses and reinsurance commissions	$65.7	$63.4	$63.0

Other operating expenses	121.5	272.9	244.3
Underwriting expenses deferred	(27.7)	(153.9)	(148.3)
Financial products other operating expenses	42.4	17.0	14.2
Reinsurance commissions written, net	(10.5)	(83.3)	(79.7)
Reinsurance commissions deferred, net	10.5	83.3	79.7

Other operating expenses, excluding DCP and SERP	136.2	136.0	110.2
DCP and SERP expenses	(37.3)	6.1	14.4

Total other operating expenses	98.9	142.1	124.6

Total expenses	$164.6	$205.5	$187.6

        In 2008, financial products other operating expenses increased due primarily to increased liquidity facility fees payable to Dexia and an estimated accrual for a litigation settlement. Other operating expenses decreased due primarily to the reversal of substantially all of the Company's long term incentive compensation accrual. Deferral rates in the financial guaranty segment declined as the workforce shifted from deferrable underwriting personnel to non-deferrable surveillance and back office. In 2008, the Company eliminated the asset-backed underwriting department and increased its asset-backed surveillance unit. Reinsurance commissions decreased primarily as a result of reassumptions as discussed in—"Financial Guaranty Segment—Reinsurance of Insured Portfolio."

        In 2007, expenses were higher than 2006 due primarily to lower deferral rates. The overall deferral rate for 2007 was 53%, compared to 57% in 2006.

Taxes

        The Company's effective tax rate benefit was 9% and 64% in 2008 and 2007, respectively, while in 2006 the effective tax rate provision was 29%. The 2008 effective tax rate reflects a lower than expected benefit of 35% due to the establishment of a valuation allowance of $2.5 billion in respect of FP segment OTTI charges. This adverse tax effect was partially offset by benefits accrued in respect of tax-exempt interest income and the non-taxable fair value adjustments related to the Company's committed preferred securities. The 2007 and 2006 rates differ from the statutory rate of 35% due primarily to tax-exempt interest and, in 2006, non-taxable minority interest. The 2007 rate reflects an unusually high benefit due to the disproportionate low amount of pre-tax income to tax-exempt interest.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group, Ltd. ("White Mountains") for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment was treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a tax benefit of $16.5 million. In addition, the Company shared 50% of the deferred tax benefit with White Mountains when the required circumstances were satisfied in the third quarter of 2008.

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

        The economic conditions adversely affecting the Company did not fully materialize and the Purchase Agreement was not entered into until 2008 and, thus, the Company did not provide any valuation allowance on its net deferred tax assets at December 31, 2007.

        The net deferred tax asset of $3.3 billion at December 31, 2008 consists primarily of unrealized capital losses and foreign exchange losses of about $3.0 billion, $368 million related to loss reserves, and $453 million related to mark-to-market on CDS, offset by other net deferred tax liabilities. The unrealized losses were primarily generated from OTTI losses recognized in the FP Investment Portfolio. The Company's management has concluded that a valuation allowance of $2.5 billion is required based on the following factors:

  1.
  The Company's unrealized capital and foreign exchange losses in the FP Investment Portfolio, if realized, would trigger capital losses which, for tax benefit purposes, could only be offset against capital gains. Capital losses could be carried back up to three years to offset capital gains realized in the prior three years and then carried forward for up to five years. Compelling negative evidence exists since there is no assurance that the Company could generate sufficient capital gains to offset these capital losses. Positive evidence exists if the Company were able to hold the FP Investment Portfolio to maturity, thus realizing only the losses due to impairment. The Company no longer definitively asserts that it has the ability and intent to hold the FP Investment Portfolio to maturity and has accordingly established a valuation allowance of $2.5 billion. A full valuation allowance of $3.0 billion was not established primarily because a portion of the loss is ordinary due to FSA's insurance of certain troubled FP assets and its ability to offset capital losses with gains on fair valued liabilities at FSA Global Funding Limited ("FSA Global").

  2.
  The $368 million tax benefit from loss reserves and $453 million from CDS would be realizable against future ordinary income. Negative evidence includes the uncertainty of selling financial guaranty policies in the future as well as the stability of the Company's credit rating by the three principal rating agencies. However, the Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating approximately $3.5 billion at December 31, 2008. Even with the uncertainty of future business and the stability of the Company's credit rating, future premium revenues, coupled with investment income less expenses, are expected to be more than sufficient to offset current incurred losses, including credit derivatives losses. The Company's loss reserves represent the discounted value of future claims. Therefore, the accretion of losses to the undiscounted future value has also been taken into consideration, and the Company does not anticipate any significant additional loss trends. The Company expects future accretion on loss reserves of about $410.2 million. In addition, except for true credit losses, mark-to-market losses from CDS contracts will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will also reverse. To the extent that true credit losses increase, the related mark-to-market losses will not fully reverse and the Company may not be able to offset such future losses against future ordinary income.

        The Company treats its CDS contracts as insurance contracts for U.S. tax purposes. The current federal tax treatment of CDS contracts is an unsettled area of tax law. Market participants are generally treating CDS contracts for tax purposes as either: (1) notional principal contract ("NPC")

derivative instruments, (2) guarantees, (3) insurance contracts, or (4) capital assets. The Company believes that it is more likely than not that its CDS contracts are either NPC or insurance contracts. Both receipts and payments arising from NPC and insurance contracts are characterized as ordinary income (although a termination of a CDS contract as an NPC may be treated as a capital transaction). Although the Company believes it is properly treating potential losses on its CDS contracts as ordinary, there are no assurances that the Internal Revenue Service ("IRS") will agree with the Company. Should the IRS disagree with the Company and characterize such losses, if any, as capital losses, the Company's ability to realize a related tax asset would be more limited, possibly leading to a reduction or elimination of the related deferred tax asset.

Exposure to Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	At December 31, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Par Outstanding(1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(in millions)
Assured Guaranty Re Ltd.	$972	$32,842	$81.3	$84.9
Radian Asset Assurance Inc.	96	24,447	1.9	99.2
RAM Reinsurance Co. Ltd.	—	11,929	—	—
Syncora Guarantee Inc.	1,364	4,135	26.4	192.3
CIFG Assurance North America Inc.	195	1,901	24.0	29.8
Ambac Assurance Corporation	4,976	1,075	626.3	431.2
ACA Financial Guaranty Corporation	19	943	—	—
Financial Guaranty Insurance Company	5,385	279	29.1	227.4
MBIA Insurance Corporation	4,022	—	938.7	419.7

Total	$17,029	$77,551	$1,727.7	$1,484.5

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Represents amortized cost of investments insured by other monolines. Amortized cost includes write-downs of securities that were deemed to be OTTI.

Exposures to Monolines
and Ratings of Underlying Risks

	At December 31, 2008
	Insured Portfolios (1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(4)	$972	$32,842	$81.3	$84.9
Triple-A	—%	5%	2%	—%
Double-A	10	40	—	45
Single-A	24	38	81	49
Triple-B	8	15	17	—
Below Investment Grade	58	2	—	6
Radian Asset Assurance Inc.
Exposure(4)	$96	$24,447	$1.9	$99.2
Triple-A	4%	8%	—%	—%
Double-A	—	43	100	—
Single-A	14	38	—	—
Triple-B	57	10	—	—
Below Investment Grade	25	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$11,929	$—	$—
Triple-A	—%	13%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	12	—	—
Below Investment Grade	—	2	—	—
Syncora Guarantee Inc.
Exposure(4)	$1,364	$4,135	$26.4	$192.3
Triple-A	30%	—%	—%	1%
Double-A	—	8	22	—
Single-A	21	36	75	16
Triple-B	25	56	—	52
Below Investment Grade	24	—	—	31
Not Rated	—	—	3	—
CIFG Assurance North America Inc.
Exposure(4)	$195	$1,901	$24.0	$29.8
Triple-A	—%	2%	—%	—%
Double-A	2	27	—	41
Single-A	9	37	100	6
Triple-B	89	30	—	—
Below Investment Grade	—	4	—	53
Ambac Assurance Corporation
Exposure(4)	$4,976	$1,075	$626.3	$431.2
Triple-A	6%	—%	—%	5%
Double-A	42	9	42	9
Single-A	32	39	53	36
Triple-B	11	52	4	41
Below Investment Grade	9	0	1	9

	At December 31, 2008
	Insured Portfolios (1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)
ACA Financial Guaranty Corporation
Exposure(4)	$19	$943	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	69	72	—	—
Single-A	—	26	—	—
Triple-B	11	2	—	—
Below Investment Grade	20	—	—	—
Financial Guaranty Insurance Company
Exposure(4)	$5,385	$279	$29.1	$227.4
Triple-A	—%	—%	—%	—%
Double-A	33	—	64	—
Single-A	57	100	35	30
Triple-B	8	—	1	57
Below Investment Grade	2	—	—	13
MBIA Insurance Corporation
Exposure(4)	$4,022	$—	$938.7	$419.7
Triple-A	—%	—%	—%	—%
Double-A	54	—	40	15
Single-A	14	—	55	25
Triple-B	32	—	4	49
Below Investment Grade	—	—	1	11

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's.

(4)
Represent par balances for the insured portfolios and amortized cost for the investment portfolios.

Special Purpose Entities

        Asset-backed and, to a lesser extent, public finance transactions insured by the Company may have employed special purpose entities for a variety of purposes. A typical asset-backed transaction, for example, employs a special purpose entity as the purchaser of the securitized assets and as the issuer of the insured obligations. Special purpose entities are typically owned by transaction sponsors or charitable trusts, although the Company may have an ownership interest in some cases. The Company generally maintains certain contractual rights and exercises varying degrees of influence over special purpose entity issuers of FSA-insured obligations.

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

        The Company's underwriting guidelines for public finance obligations generally require that a transaction be rated investment grade when FSA's insurance is applied. The Company's underwriting guidelines for asset-backed obligations, which it followed prior to its August 2008 decision to cease insuring such obligations, varied by obligation type in order to reflect different structures and types of credit support. The Company sought to insure asset-backed obligations that generally provided for one or more forms of overcollateralization or third-party protection. In addition, the special purpose entity typically pays a periodic premium to the Company in consideration of the issuance by the Company of its insurance policy, with the special purpose entity's assets typically serving as the source of payment of such premium, thereby providing some of the "rewards" of the special purpose entity's assets to the Company. Special purpose entities are also employed by the Company in connection with secondary market transactions and with refinancing underperforming, non-investment-grade transactions insured by FSA.

        The degree of influence exercised by the Company over these special purpose entities varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. In analyzing special purpose entities described above, the Company considers reinsurance to be an implicit variable interest. Where the Company determines it is required to consolidate the special purpose entity, the outstanding exposure is excluded from outstanding exposure amounts reported.

        The Company is required to consolidate special purpose entities that are considered VIEs where the Company is considered the primary beneficiary.

        In determining whether the Company is the Primary Beneficiary of a particular VIE, a number of factors are considered. The significant factors considered are: the design of the entity and the risks it was created to pass-along to variable interest holders; the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure; the exposure that the Company cedes to third party reinsurers, to reduce the extent of expected loss which the Company absorbs; and the portion of the VIE's total notional exposure covered by the Company's insurance policy. The Company's accounting policy is to first conduct a qualitative analysis based on the design of the VIE in order to identify whether it is the primary beneficiary. Should the qualitative analysis not provide a basis for conclusion, the Company will perform a quantitative analysis in order to determine if it is the primary beneficiary of the VIE under review.

        In considering the significance of its interest in a particular VIE, the Company considers the extent to which both the variability it absorbs from the VIE and the Company's exposure to that VIE are material to the Company's own financial statements. The Company believes that its surveillance categories are an appropriate measure to use for identification of VIEs in which the Company absorbs other than insignificant variability. VIEs selected for this purpose are related to risks classified as surveillance Category IV, defined as "demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable" or risks classified as surveillance Category V, defined as "transactions where losses are probable." The Company believes that VIE-related risks classified as surveillance Categories IV and V are VIEs in which the Company absorbs a significant portion of the variability created by the particular VIE. For a more detailed description of the surveillance categories used by the Company, see Note 9 to the consolidated financial statements in Item 8.

        VIEs in which the Company holds a significant variable interest but which are not consolidated have been aggregated according to principle line of business for the purpose of disclosing the nature and extent of the Company's exposure to such VIEs. The Company aggregates such VIEs according to principle line of business, to appropriately reflect the VIE risk and reward characteristics in an aggregated manner. The table below displays the Company's exposure to these VIEs at December 31, 2008.

Non-Consolidated VIEs

	At December 31, 2008
	Liability
	Net Case Reserve	Net Non- Specific Reserve	Fair Value of Credit Derivatives	Net Par Outstanding(1)	Number of VIEs
	(dollars in millions)
Asset-backed:
Domestic
Residential mortgages	$1,221.4	$36.4	$11.3	$9,130.6	59
Consumer receivables	—	9.2	—	88.5	1
Pooled corporate	25.8	—	110.5	797.8	10
Other	—	—	35.0	125.7	1

Total asset-backed	1,247.2	45.6	156.8	10,142.6	71
Public finance:
Domestic	0.3	—	—	0.3	1
International	11.0	—	—	509.5	7

Total public finance	11.3	—	—	509.8	8

Total	$1,258.5	$45.6	$156.8	$10,652.4	79

(1)
Represents the net par outstanding that corresponds to insured bonds issued by VIEs.

        FSA's interest in these non-consolidated VIEs is included in "losses and loss adjustment expenses" and "credit derivatives" in the Company's balance sheet.

        The Company has consolidated certain VIEs for which it has determined that it is the primary beneficiary. The table below shows the carrying value and classification of the consolidated VIEs assets and liabilities in the Company's financial statements:

Consolidated VIEs

	At December 31, 2008
	Total Assets	Total Liabilities
	(dollars in millions)
FSA Global Funding	$1,343.9	$1,396.3

        FSA guarantees the assets held and the notes issued by FSA Global. As a result, FSA is exposed to the risk of non-payment of the assets held by FSA Global. There are no other arrangements, either explicit or implicit, which could require the Company to provide financial support to the VIEs.

Liquidity and Capital Resources

FSA Holdings Liquidity

        At December 31, 2008, FSA Holdings had cash and investments of $53.5 million available to fund the liquidity needs of its non-insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt largely depends on its receipt of dividends from FSA or FSA's ability to repurchase its own shares from FSA Holdings, which are subject to certain limitations. In 2008, Dexia Holdings contributed $1,012.1 million of capital to FSA Holdings, which included $4.3 million contributed by a liquidation of program shares and phantom program shares held by directors. In the first quarter of 2008, FSA Holdings contributed capital to FSA of $500 million. In the third quarter of 2008, FSA issued a non-interest bearing surplus note with no term to FSA Holdings in exchange for $300 million. In the fourth quarter of 2008, FSA Holdings contributed $207.8 million to FSAM, part of the FP segment.

        At December 31, 2007, FSA repaid its entire surplus note obligation then outstanding of $108.9 million to FSA Holdings. In addition, FSA Holdings forgave all interest expense for 2007, which totaled $5.0 million, including $3.6 million already paid by FSA and $1.4 million of accrued interest. FSA Holdings then recontributed the proceeds from the repayment of the surplus notes plus the amount of interest expense already paid to FSA. All surplus note transactions were approved by the Superintendent of Insurance of the State of New York (the "New York Superintendent"). FSA paid surplus note interest of $5.4 million in 2006.

        FSA Holdings paid dividends of $33.6 million in 2008, $122.0 million in 2007, and $530.0 million in 2006.

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

        On November 26, 2002, FSA Holdings issued $230.0 million principal amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. Debt issuance costs of $7.4 million are being amortized over the life of the debt. FSA Holdings used a portion of the proceeds of this issuance to redeem in whole FSA Holdings' $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities due September 30, 2097.

        On December 19, 2001, FSA Holdings issued $100.0 million of 6 7/8% Quarterly Income Bond Securities due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. Debt issuance costs of $3.3 million are being amortized over the life of the debt.

FSA's Liquidity

        In its financial guaranty business, premiums, credit derivative fees and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. FSA's primary uses of funds are to pay operating expenses and dividends to its parent FSA Holdings, and pay claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations. Before withdrawing from the asset-backed securities business, FSA sought to structure asset-backed transactions to address liquidity risks by matching insured payments with available cash flow or other payment sources.

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

        Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and its decisions regarding whether to exercise its right to accelerate troubled insured transactions in order to mitigate future losses. FSA has not drawn on any alternative sources of liquidity to meet its obligations in 2008 and 2007. In prior years, FSA refinanced certain transactions using funds raised through the GIC Subsidiaries.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by the International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and generally replicate the terms of a traditional financial guaranty insurance policy. Some CDS contracts the Company enters into as credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the terms of the contract.

        At December 31, 2008, there was $68.8 billion in net par outstanding for pooled corporate CDS. At that date, approximately 46% of the obligations insured by the Company in CDS form were funded CDOs and 54% were synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

  •
  Funded CDOs:  The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated Triple-A at the time of inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances, the Company has adhered to internal limits within applicable statutory single risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

  •
  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at "Super Triple-A" levels at origination, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and, (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs.

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the New York Superintendent or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2008, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following December 31, 2008 is approximately $62.0 million, subject to certain limitations. FSA paid $30.0 million in dividends in 2008 and $140.0 million in 2006. FSA did not pay any dividends in 2007.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased $70.0 million of shares of its common stock during the first six months of 2008, and retired the shares. However, as the amounts paid for repurchases may not exceed cumulative statutory earnings from January 1, 2006 through the end of the quarter prior to the repurchase, FSA was unable to repurchase shares during the third and fourth quarter of 2008. FSA repurchased shares of its common stock from FSA Holdings totaling $180.0 million in 2007 and $100.0 million in 2006, respectively, and retired such shares.

        Further downgrades of FSA's financial strength ratings could have a material adverse effect on its long-term competitive position and prospects for future business opportunities as well as its ability to pay dividends to or repurchase shares from FSAH and its results of operations and financial condition. Credit ratings are an important component of a financial institution's ability to compete in the financial guaranty market.

  Leveraged Lease Transactions

        A leveraged lease transaction (a "Leveraged Lease Transaction") transfers the tax benefits from a tax-exempt entity, such as a transit agency (lessee) to a tax-paying entity (lessor) by transferring ownership of a depreciable asset, such as subway cars, to the lessor. The municipality (lessee) remains the primary user of the asset. In 2004, Congress amended the Internal Revenue Code to expressly prohibit tax benefits derived from such Leveraged Lease Transactions.

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

        However, events of early termination of the lease require an early termination payment in lieu of the remaining scheduled lease rent amounts. To minimize credit exposure to the lessee municipality, the equity investor typically required that the early termination payment be guaranteed by a highly rated entity. A portion of this protection is referred to as "strip coverage" and requires payment of certain scheduled amounts if the lessee fails to make such payment when due. The Company views this risk as municipal or government risk because the lessees are credit worthy domestic or international municipal entities, such as the New York Metropolitan Transportation Authority, leasing essential equipment, such as subway cars.

        As of February 28, 2009, the Company had strip par exposure of approximately $2.6 billion spread over 41 public entities. The Company's strip exposure includes $1.9 billion related to U.S. municipalities and $633 million related to European lessees. The exposure is long dated and is expected to amortize over the next 32 years. In the event an early termination event is triggered and the lessee cannot meet its contractual obligation, the Company would be obligated to make such payments and seek reimbursement from the lessee. The standard financing terms of such reimbursement are Prime +2% to +3%, so there is a financial incentive for the creditworthy lessee to finance an early termination payment if one became necessary.

        Each of the following events, among others, generally may lead to an early termination of a lease:

  •
  an equity payment undertaker or a strip coverage provider is downgraded (with most events triggered by a rating below Double-A-) and not replaced by the lessee in accordance with lease terms and conditions. In certain cases the lessee could prevent such early lease termination event by posting collateral, or causing the downgraded party to post collateral. Due to current market conditions, however, few financial institutions have the required ratings and they may be unwilling to fulfill the responsibilities of replacement equity payment undertaker or strip provider;

  •
  bankruptcy of the lessee;

  •
  destruction of the leased asset together with inadequate property insurance; or

  •
  non-compliance with covenants and technical requirements.

        The lessee is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the lessee. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on FSA's policy, as this would only occur to the extent the lessee does not make the required termination payment.

        AIG International Group, Inc. ("AIG") and Premier International Funding Co. ("Premier"), among others, act as equity payment undertakers in a number of transactions in which FSA acts as strip coverage provider, with AIG acting as equity payment undertaker in the large majority of such transactions. AIG was downgraded in the third quarter of 2008 and FSA was downgraded by Moody's in the fourth quarter of 2008. As a result, 53 Leveraged Lease Transactions in which FSA acted as strip coverage provider have breached either a ratings trigger related to AIG or a ratings trigger related to FSA. Under Leveraged Lease Transactions, if an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on the 53 transactions with a current gross exposure of approximately $1.5 billion. If FSA is further downgraded to A+ or A1 and an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on a total of 77 transactions with a current gross exposure of approximately $2.6 billion.

        To date, none of the Leveraged Lease Transactions which involve FSA has experienced an early termination due to a lease default and a claim on the FSA guaranty. At February 28, 2009, $93 million of strip par exposure had been terminated on a consensual basis. The Company expects that an additional approximately $119 million of strip par exposure is likely to be terminated on a consensual basis in the future. The consensual terminations have resulted in no claims on FSA.

        It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. The maximum amount of such claims is provided above. Because of the high interest rates due on a draw on FSA's policy and the possible loss of the use of the leased asset, the municipal lessees should have an incentive to make payments themselves to the lessors. But in the current market environment it may be costly or even impossible for some lessees to fund the termination amounts on a timely basis. Lessees report that many lessors have granted extensions of time to find replacements. Moreover, the lessees may seek assistance from the United States Department of the Treasury to avoid or mitigate such payments. The Company is unable to determine the likelihood of such federal assistance.

  Sources of Liquidity

        Management believes that FSA's expected operating liquidity needs over the next 12 months can be funded from its cash and short-term investment balance and its operating cash flow. The Company's primary sources of liquidity available to pay claims on a short-and long-term basis are cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and capital market transactions. FSA's ability to fund short- and long-term operating cash flow is also dependent on factors outside management's control such as general credit and liquidity conditions within the market.

        FSA has a liquidity facility for $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 by Moody's and AA- by S&P, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 by Moody's and BBB- by S&P, any outstanding loans become due and payable. At December 31, 2008, there were no borrowings under this arrangement, which expires on April 21, 2011.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,612.0 million at December 31, 2008. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015. The ratings downgrade of FSA by Moody's to Aa3 in November, 2008 resulted in an increase to the commitment fee. No amounts have been utilized under this commitment at December 31, 2008.

        In June 2003, $200.0 million of CPS, money market committed preferred trust securities, were issued by trusts created for the primary purpose of issuing the CPS to investors, investing the proceeds in high-quality commercial paper and selling put options to FSA allowing FSA to issue in exchange for cash its non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase CPS. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate for the next succeeding distribution period (200 basis points above LIBOR). Beginning in August 2007, the CPS required the maximum rate for each of the relevant trusts. FSA continues to have the ability to exercise its put option and cause the related trusts to purchase FSA Preferred Stock. The trusts provide FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

FP Segment Liquidity

        In its FP segment, the Company relies on net interest income to fund its net interest expense and operating expenses. The FP segment business model contemplated that operating cash flow from interest and principal payments on the FP investments would provide sufficient liquidity to pay the FP obligations on a timely basis. The Company sought to manage the FP business' liquidity risk through the maintenance of liquid collateral and liquidity agreements. To minimize the refinancing risk in the FP Investment Portfolio, bonds in the portfolio were targeted to have shorter weighted average lives than those of the related funding obligations. While this investment strategy posed a degree of reinvestment risk, the Company believed it could adequately minimize liquidity risk. These assumptions proved incorrect. During the course of 2008, the FP segment developed significant liquidity shortfalls as a result of a number of factors, including (i) greater than anticipated GIC withdrawals; (ii) slower than anticipated amortization of RMBS owned in the FP Investment Portfolio; (iii) redemption/collateralization requirements triggered by the downgrade of FSA's ratings by Moody's; and (iv) a significant decline in market value of the FP Investment Portfolio due to market dislocation, with mark-to-market losses at December 31, 2008 of $8,397.9 billion. These liquidity shortfalls were addressed by liquidity support provided by Dexia over the course of 2008 as the Company drew down on the First Dexia Line of Credit, with $1.3 billion outstanding at December 31, 2008.

        Unscheduled withdrawals of principal allowed by the terms of the GICs have increased due to a number of factors, and have largely been associated with non-municipal GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds in support of municipal bond transactions. Debt service reserve fund GICs may be drawn earlier than expected upon a payment default by the municipal issuer. Construction fund GICs usually have withdrawal schedules based on expected construction funding requirements, but may be drawn earlier or later than expected when construction of the underlying municipal project does not proceed as expected.

        The majority of non-municipal GICs insured by FSA were purchased by issuers of credit-linked notes that provide credit protection with respect to CDOs of ABS and CLOs. These issuers of credit-linked notes typically sell credit protection by entering into a CDS referencing specified asset-backed or corporate obligations. Such GICs may be and in many cases have been drawn earlier than expected to fund credit protection payments due by the credit-linked note issuer under the related CDS or upon an acceleration of the related credit-linked notes following a transaction event of default. At December 31, 2008, $983.6 million of CDO of ABS GICs had been terminated due to an event of default in the CDOs of ABS transactions and subsequent liquidation of the assets of the CDO. In addition, $852.0 million of pooled corporate CDO GICs were terminated due to an event of default caused by the bankruptcy of Lehman Brothers, which was the guarantor of the CDS protection buyer in those transactions.

        Further, liquidity risk related to FSA's ratings has increased as FSA has been downgraded or placed on credit watch by the three major rating agencies. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in the need to post a significant amount of additional collateral in order to fund GIC withdrawals. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit.

        The November 2008 downgrade to Aa3 by Moody's resulted in a trigger breach on $1.7 billion of unsecured GICs and $1.6 billion of secured GICs. In respect of unsecured GICs, the Company posted $1.0 billion of collateral, terminated $0.4 billion of GICs and modified the trigger to below Aa3 on $0.2 billion of GICs. The Company also posted $80 million of additional collateral to secured GICs. At December 31, 2008, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.8 billion of GICs and the need to post collateral on GICs with a balance of $13.4 billion. At December 31, 2008, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e., BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $5.1 billion of GICs and repayment or collateralization of the remainder of the $9.1 billion of GICs outstanding.

        A downgrade could result in a significant increase in collateral required to be posted to avoid GIC terminations. In such event, the Company would be required to raise cash to fund such withdrawals by accessing lines of credit provided by Dexia, selling assets, in some cases realizing substantial market loss, or borrowing against the value of such assets. In addition, assets posted as collateral are subject to changes in market value and ratings. Such changes may reduce the value of the collateral or make the assets no longer qualify as collateral. As a result, additional collateral, to which the Company may or may not have access, may be required to be posted to meet collateral requirements.

        The market value of the FP Investment Portfolio and cash held at December 31, 2008 was approximately $9.5 billion. Taken together with the liquidity resources available under the First Dexia Line of Credit, the FP segment's liquidity resources were sufficient to meet the GIC withdrawal and collateralization requirements at December 31, 2008. Further deterioration in the market value of the FP Investment Portfolio or ratings downgrades could result in the FP business having inadequate market value of securities eligible to be pledged as collateral in the event of an FSA downgrade. Should the FP segment debt become callable due to rating agency actions or other reasons, the Company would draw under the Dexia Lines of Credit or be forced to sell such assets to cover the debt calls in order to meet its liquidity needs.

        The Company monitors the risk of unscheduled withdrawals with regular surveillance of the GIC agreements, including review of past activities, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risks. GICs can be categorized according to their potential for unscheduled withdrawals of principal, as follows: contingent draw GICs which may be drawn earlier than expected due to credit deterioration; full flex GICs which allow withdrawals only for permitted purposes defined in the governing indentures; and fixed draw GICs which cannot be drawn earlier than scheduled. Fixed draw GICs include capitalized interest fund GICs that pay interest on an underlying bond issue during the construction phase of a project and escrow fund GICs that defease future obligations. The following table shows GIC principal balances, in millions, categorized according to potential for unscheduled withdrawals.

	At December 31,
	2008		2007
	Principal Balance	Number of Contracts	Principal Balance	Number of Contracts
	(dollars in millions)
Contingent Draw:
CDOs of ABS	$4,042.9	46	$6,099.8	56
Corporate CDOs	3,259.1	81	4,404.1	130
Debt service reserve	2,242.8	254	2,535.8	264
Other	214.7	2	606.7	17

Subtotal	9,759.5	383	13,646.4	467
Full Flex:
Construction	2,691.5	58	3,330.2	90
Other	401.7	108	415.7	107

Subtotal	3,093.2	166	3,745.9	197
Fixed Draw:
Escrow	683.7	12	705.4	13
Capitalized interest	358.5	25	255.1	16
Other	403.4	12	415.1	10

Subtotal	1,445.6	49	1,375.6	39

Total	$14,298.3	598	$18,767.9	703

        In anticipation of a need for increased liquidity resources, commencing with the fourth quarter of 2007 the Company began investing newly originated GIC proceeds into short-term investments. However, the ability to access additional funding through the issuance of GICs was hampered by a material reduction in new GIC issuances during the second half of 2008 and the Company's cessation of new GIC originations in November 2008. In order to address its liquidity needs, FSAM accessed the First Dexia Line of Credit during 2008, with $1.3 billion outstanding at December 31, 2008. FSAM expects to rely upon liquidity provided by Dexia for its on-going liquidity requirements.

  Sources of Liquidity

        Dexia Crédit Local and Dexia Bank Belgium provided the First Dexia Line of Credit to FSAM to address FP segment liquidity requirements under the revolving credit agreement dated as of June 30, 2008. Dexia Crédit Local subsequently assigned an 88% fractional interest in its obligations under the facility to Dexia Bank Belgium. The First Dexia Line of Credit has a continually rolling five year term, subject to termination by Dexia Crédit Local or Dexia Bank Belgium upon five years notice. At December 31, 2008, the Company had outstanding draws of $1.3 billion under the First Dexia Line of Credit.

        In November 2008, the Company entered into a capital commitment agreement (the "Capital Commitment Agreement") and a global risk securities lending agreement (the "Securities Lending Agreement") with Dexia and its affiliates in support of its FP business. FSA Holdings, FSA and Dexia Holdings are parties to the Capital Commitment Agreement, pursuant to which Dexia Holdings provides for capital contributions to FSA Holdings of up to $500 million in the aggregate, equal to the estimated economic losses on assets owned by FSAM for which OTTI has been determined in accordance with the Company's accounting principles for the quarter ending immediately prior to the contribution date, less certain realized tax benefits arising from those economic losses. Upon receipt of a capital contribution from Dexia Holdings, the Company is required to make a capital contribution to FSAM of an equivalent amount. Dexia Crédit Local has committed to loan, contribute or otherwise convey to Dexia Holdings all amounts needed by Dexia Holdings to make the capital contributions to the Company. In the third quarter 2008, estimated economic losses incurred on assets owned by FSAM were $207.8 million which, pursuant to the Capital Commitment Agreement, Dexia Holdings contributed to FSA Holdings on December 16, 2008. In the fourth quarter 2008, estimated economic losses incurred were $273.2 million, which, pursuant to the Capital Commitment Agreement, Dexia Holdings is obligated to contribute to FSA Holdings 30 days after filing of the FSA Holdings 2008 annual report on Form 10-K.

        Under the Securities Lending Agreement between Dexia Crédit Local, FSAM, FSA and FSA Insurance Company, Dexia Crédit Local agrees to lend FSAM up to $3.5 billion (based upon market value, and subject to reduction as described below) of securities eligible to be pledged as collateral for GICs. As collateral for this loan, FSAM is obligated to post securities of the same market value but that are generally ineligible to act as collateral for GICs. FSAM may only draw on the facility in the event of a downgrade of FSA to below Aa3 by Moody's or AA- by S&P. The Securities Lending Agreement has a continually rolling five year term, which becomes a fixed five year term upon notice from Dexia Crédit Local. Dexia Crédit Local can terminate the Agreement (subject to FSAM's consent, not to be unreasonably withheld) if FSAM enters into an alternative liquidity or credit enhancement agreement that serves to make the Securities Lending Agreement unnecessary or redundant. In no case will the term exceed seven years. FSA is obligated to provide a guaranty of FSAM's payment obligations under the Securities Lending Agreement, if utilized.

        In November 2008, FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Pledge and Intercreditor Agreement (the "Pledge Agreement"). Pursuant to the Pledge Agreement, Dexia Crédit Local and Dexia Bank Belgium was provided a subordinated lien on the assets of FSAM to secure borrowings by FSAM under the First Dexia Line of Credit. FSA has an existing security interest in the same collateral, which was given priority over the new lien under the Pledge Agreement. Any assets that FSAM transfers to the GIC Subsidiaries under existing intercompany agreements for use as collateral under secured GICs or that FSAM transfers to its derivative or repurchase agreement counterparties are excluded from the liens in favor of FSA, Dexia Crédit Local and Dexia Bank Belgium.

        In February 2009, FSAM and Dexia Crédit Local entered into a second revolving credit agreement (the "Second Dexia Line of Credit"), pursuant to which Dexia Crédit Local provides a $3.0 billion committed standby line of credit to FSAM. The terms and conditions of the Second Dexia Line of Credit are substantially similar to those of the revolving credit agreement pursuant to which Dexia Crédit Local and Dexia Bank Belgium S.A. ("Dexia Bank Belgium") provide the $5.0 billion First Dexia Line of Credit to FSAM. The Second Dexia Line of Credit has a continually rolling five year term, subject to termination by Dexia Crédit Local upon five years notice. FSAM may only borrow under the Second Dexia Line of Credit if the entire commitment under the First Dexia Line of Credit has been borrowed and remains outstanding.

        Under the terms of the First Dexia Line of Credit, FSA guaranteed FSAM's repayment of any borrowings thereunder. FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Guarantee Release Agreement, dated as of February 20, 2009, pursuant to which such guarantee was released and terminated.

        In February 2009, FSA, FSAM, the GIC Subsidiaries, Dexia Crédit Local and Dexia Bank Belgium entered into an Amended and Restated Pledge and Intercreditor Agreement (the "Restated Pledge Agreement"). Pursuant to the Restated Pledge Agreement, FSAM granted security interests over substantially all its assets to (a) the GIC Subsidiaries, to secure FSAM's obligations to the GIC Subsidiaries under intercompany financing arrangements, and (b) Dexia Crédit Local, to secure borrowings under the Second Revolving Credit Agreement. The new security interest in favor of the GIC Subsidiaries is equal in priority to the existing security interest previously granted to FSA to secure FSAM's reimbursement obligations to FSA in respect of FSA guaranties in favor of various FSAM creditors (some, but not all, of which guaranties remain outstanding). The new security interest granted to Dexia Crédit Local to secure borrowings under the Second Dexia Line of Credit is subordinate (a) to the existing security interest in the same collateral that secures borrowings under the First Dexia Line of Credit, and (b) to the security interests of FSA and the GIC Subsidiaries in the same collateral, which are each senior to both of the security interests securing borrowings under the First and Second Dexia Lines of Credit. In addition, the new security interest in favor of the GIC Subsidiaries has been collaterally assigned to FSA to secure their reimbursement obligations to FSA in respect of FSA's guaranties of their GICs.

        In February 2009, FSA, FSAM and the GIC Subsidiaries entered into a Release and Termination Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, FSA's guaranty of certain assets held by FSAM, as well as its guaranty of FSAM's obligations under certain intercompany financing arrangements between FSAM and the GIC Subsidiaries, were released and terminated. In connection therewith, each of FSAM and the GIC Subsidiaries was released from any further obligation to pay FSA any premium in respect of the terminated guaranties or other FSA guaranties that will remain outstanding in connection with the FP business.

        Certain notes held by FSA Global contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its own debt issuances that relate to such notes, FSA Global has entered into several liquidity facilities with Dexia for $419.4 million. Certain notes held by FSA Global benefit from a liquidity facility with XL Insurance Ltd. for $341.5 million.

Contractual Obligations

        The following is a summary of the Company's contractual obligations at December 31, 2008:

Contractual Obligations(1)

	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 years	Total
	(in millions)
Losses and loss adjustment expenses(2)	$1,144.3	$502.5	$100.2	$472.3	$2,219.3
FP segment debt(3)	5,200.3	2,619.9	3,921.9	11,130.5	22,872.6
Notes payable(4)	46.1	92.1	92.1	2,782.5	3,012.8
Operating lease obligations	9.1	17.1	16.6	96.0	138.8
DCP and SERP liability	69.7	0.7	0.5	19.8	90.7

Total	$6,469.5	$3,232.3	$4,131.3	$14,501.1	$28,334.2

(1)
Excludes liabilities related to FASB Interpretation 48 (R), "Accounting for Uncertainty in Income Taxes" ("FIN 48") liabilities, which are uncertain with respect to amount and timing. Also excludes $1.3 billion in outstanding draws on the First Dexia Line of Credit.

(2)
Amounts represent the undiscounted estimated claim payments, net of recoveries. Negative amounts are shown for years in which management expects recoveries of claims paid in prior years. Excludes non-specific reserves.

(3)
Amounts include future implied interest accretion on zero coupon obligations and future interest payments. Foreign amounts are calculated using spot rates as of December 31, 2008. Future interest payments are assumed to be at the rates in effect as of December 31, 2008 for floating rate debt.

(4)
Amounts include principal and interest payments for the minimum contractual period.

Cash Flow

        The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. The following table summarizes cash flow from operations, investing and financing activities.

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash provided by (used for) operating activities	$1,416.6	$383.5	$611.2
Cash provided by (used for) investing activities	1,150.1	(2,963.3)	(3,423.7)
Cash provided by (used for) financing activities	(2,480.6)	2,571.7	2,800.7
Effect of changes in foreign exchange rates on cash balances	(4.0)	2.2	0.7

Net (decrease) increase in cash	82.1	(5.9)	(11.1)
Cash at beginning of year	26.6	32.5	43.6

Cash at end of year	$108.7	$26.6	$32.5

  Cash Flow from Operations

        In 2008, cash flow from operations was positive, despite losses paid, due to strong originations in the first half, increases in cash collateral received from derivative counterparties and net investment income received. In 2007, excluding trading portfolio asset purchases, the decrease in cash flow from operations was primarily due to an increase in losses paid, as well as increases in interest paid on notes payable and taxes paid.

        Premiums received were $617.1 million in 2008, $435.2 million in 2007, and $440.6 million in 2006. The increase in premiums received in 2008 and 2007 was primarily due to high origination volume through the first half of 2008. In 2008, public finance originations were the primary drivers of premiums cash inflows.

        Net investment income from the General Investment Portfolio increased in 2008 largely due to increased investment balances arising from premiums received plus capital contributions. Investment income related to assets acquired in refinancing transactions declined as those assets paid down or were sold. Losses paid increased significantly in 2008 and 2007 due primarily to claim payments on insured HELOC obligations. Interest on notes payable increased from $26.9 million in 2006 to $47.3 million in 2007 due to the issuance of $300.0 million of hybrid debt in the fourth quarter of 2006. Operating expenses paid increased in 2008, primarily due to increased commissions resulting from third quarter re-assumptions, premium taxes and salary-related activity, such as severance pay, payroll taxes, bonuses and share performance payments to employees. Net cash flow from FP interest income and expense increased in 2008, primarily due to cash collateral received from derivative counterparties. The decrease from 2006 to 2007 was due to an increase in prepaid derivative payments and lower margins.

  Cash Flow from Investing and Financing Activities

        Investing activities consist primarily of purchases and sales of assets in the Company's various investment portfolios. The Company invested proceeds from the issuance of GICs and VIE debt in assets held within the FP Segment Investment Portfolio. Premium receipts and coupon income are invested in the General Investment Portfolio. Proceeds from issuance of debt are classified as financing activities while the investment of those proceeds are classified as investing activities in the cash flow statement.

        The decrease in cash from financing activities in 2008 was primarily the result of the decline in new GIC issuances resulting from the slowdown in the GIC market generally and, in November, the Company's decision to cease issuing new GICs. In 2007, the Company paid $122.0 million in dividends. In 2006, cash flow from financing activities included net cash inflow of $295.8 million related to the issuance of hybrid debt and cash outflow of $530.0 million for dividends paid to shareholders, including a $400.0 million extraordinary dividend.

Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	At December 31, 2008
	Financial Guaranty Segment				FP Segment
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,398.8	$5,283.2	$—	$—	$8,750.4	$8,760.0	$923.1	$923.3	$15,072.3	$14,966.5
Equity securities	1.4	0.4	—	—	—	—	—	—	1.4	0.4
Short-term investments	651.1	651.9	—	—	463.3	463.3	8.2	8.2	1,122.6	1,123.4
Trading portfolio	—	—	—	—	248.6	147.2	—	—	248.6	147.2
Assets acquired in refinancing transactions	—	—	189.6	166.6	—	—	—	—	189.6	166.6

Subtotal	6,051.3	5,935.5	189.6	166.6	9,462.3	9,370.5	931.3	931.5	16,634.5	16,404.1
Cash	106.8	106.8	—	—	1.9	1.9	—	—	108.7	108.7

Total	$6,158.1	$6,042.3	$189.6	$166.6	$9,464.2	$9,372.4	$931.3	$931.5	$16,743.2	$16,512.8

	At December 31, 2007
	Financial Guaranty Segment				FP Segment
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$4,891.6	$5,054.6	$—	$—	$17,215.1	$15,796.5	$1,119.4	$1,139.6	$23,226.1	$21,990.7
Equity securities	40.0	39.9	—	—	—	—	—	—	40.0	39.9
Short-term investments	96.3	97.4	—	—	1,918.7	1,918.7	8.6	8.6	2,023.6	2,024.7
Trading portfolio	—	—	—	—	337.2	349.8	—	—	337.2	349.8
Assets acquired in refinancing transactions	—	—	225.7	231.8	—	—	—	—	225.7	231.8

Subtotal	5,027.9	5,191.9	225.7	231.8	19,471.0	18,065.0	1,128.0	1,148.2	25,852.6	24,636.9
Cash	24.6	24.6	—	—	2.0	2.0	—	—	26.6	26.6

Total	$5,052.5	$5,216.5	$225.7	$231.8	$19,473.0	$18,067.0	$1,128.0	$1,148.2	$25,879.2	$24,663.5

(1)
The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company's creditors, even in bankruptcy or other receivership. The balances in the assets acquired under refinancing transactions are beyond the reach of the Company's creditors, even in bankruptcy or other receivership.

        The Company includes variable rate demand notes ("VRDNs") in its long-term bond portfolios. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. VRDNs totaled $286.8 million and $224.3 million at December 31, 2008 and 2007, respectively. At December 31, 2008, VRDNs consisted of obligations backed by municipal obligors. For management purposes, VRDNs have been managed as short-term investments, although recent market conditions have raised questions about the liquidity of VRDNs.

  General Investment Portfolio

        The following tables set forth certain information concerning securities in the Company's General Investment Portfolio based on amortized cost:

General Investment Portfolio Fixed-Income Securities by Rating

Rating (1)	At December 31, 2008 Percent of Bonds
Triple-A(2)	43.3%
Double-A	36.0
Single-A	19.1
Triple-B	1.5
Not Rated	0.1

Total	100.0%

  (1)
  Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2008.

  (2)
  Includes U.S. Treasury obligations, which comprised 7.4% of the portfolio at December 31, 2008.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments") that were acquired in the ordinary course of business. Of the bonds included in the General Investment Portfolio at December 31, 2008, 6.6% were insured by FSA, and 28.6% were insured by other monolines. All of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA guaranty, was in the Single-A range. These assets are included in the Company's surveillance process and, at December 31, 2008, no loss reserves were anticipated on any of these assets. See "—Exposure to Monolines."

Summary of the General Investment Portfolio

	At December 31,
	2008			2007
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Bonds:
Taxable bonds	$1,259.4	4.75%	$1,226.3	$971.1	5.27%	$990.0
Tax-exempt bonds	4,139.4	4.83	4,056.9	3,920.5	4.84	4,064.6

Total bonds	5,398.8	4.81	5,283.2	4,891.6	4.93	5,054.6
Short-term investments	651.1	0.38	651.9	96.3	4.18	97.4

Total fixed-income securities	6,049.9	4.33	5,935.1	4,987.9	4.91	5,152.0
Equity securities	1.4		0.4	40.0		39.9

Total General Investment Portfolio	$6,051.3		$5,935.5	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

General Investment Portfolio by Security Type

	At December 31,
	2008			2007
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103.7	3.33%	$112.8	$97.3	4.53%	$101.4
Obligations of U.S. states and political subdivisions	4,321.1	4.84	4,239.8	3,920.5	4.84	4,064.6
Mortgage-backed securities	408.1	5.62	412.3	404.3	5.64	407.8
Corporate securities	206.2	4.89	210.4	198.4	5.24	201.2
Foreign securities	333.6	3.81	283.7	248.0	5.00	256.3
Asset-backed securities	26.1	5.15	24.2	23.1	5.07	23.3

Total bonds	5,398.8	4.81	5,283.2	4,891.6	4.93	5,054.6
Short-term investments	651.1	0.38	651.9	96.3	4.18	97.4

Total fixed-income securities	6,049.9	4.33	5,935.1	4,987.9	4.91	5,152.0
Equity securities	1.4		0.4	40.0		39.9

Total General Investment Portfolio	$6,051.3		$5,935.5	$5,027.9		$5,191.9

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in the General Investment Portfolio

	At December 31, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$0.2	$(0.0)	$0.2	(0.7)%
Obligations of U.S. states and political subdivisions		993.7	(58.8)	934.9	(5.9)
Mortgage-backed securities		8.7	(0.1)	8.6	(1.4)
Corporate securities		20.7	(1.5)	19.2	(7.1)
Foreign securities		220.2	(30.4)	189.8	(13.8)
Asset-backed securities		23.7	(1.5)	22.2	(6.2)

Total	311	1,267.2	(92.3)	1,174.9	(7.3)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.0	(0.0)	0.0	(2.7)
Obligations of U.S. states and political subdivisions		587.1	(53.5)	533.6	(9.1)
Mortgage-backed securities		31.8	(8.3)	23.5	(26.1)
Corporate securities		24.8	(1.4)	23.4	(5.8)
Foreign securities		95.9	(18.9)	77.0	(19.7)
Asset-backed securities		1.5	(0.1)	1.4	(8.0)

Total	233	741.1	(82.2)	658.9	(11.1)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.3	(0.0)	0.3	(6.3)
Obligations of U.S. states and political subdivisions		407.3	(56.1)	351.2	(13.8)
Mortgage-backed securities		10.2	(1.1)	9.1	(10.5)
Corporate securities		8.4	(0.7)	7.7	(8.0)
Foreign securities		4.1	(1.0)	3.1	(23.5)
Asset-backed securities		0.9	(0.3)	0.6	(31.0)

Total	186	431.2	(59.2)	372.0	(13.7)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.5	(0.0)	0.5	(4.6)
Obligations of U.S. states and political subdivisions		1,988.1	(168.4)	1,819.7	(8.5)
Mortgage-backed securities		50.7	(9.5)	41.2	(18.7)
Corporate securities		53.9	(3.6)	50.3	(6.6)
Foreign securities		320.2	(50.3)	269.9	(15.7)
Asset-backed securities		26.1	(1.9)	24.2	(7.2)

Total	730	$2,439.5	$(233.7)	$2,205.8	(9.6)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.1 million, or 18.5% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.0 million, or 17.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.8 million, or 37.6% of its amortized cost.

	At December 31, 2007
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17.0	$(0.0)	$17.0	(0.1)%
Obligations of U.S. states and political subdivisions		87.7	(1.2)	86.5	(1.4)
Mortgage-backed securities		0.2	(0.0)	0.2	(0.0)
Corporate securities		4.7	(0.0)	4.7	(0.5)
Foreign securities		37.9	(0.3)	37.6	(0.8)
Asset-backed securities		—	—	—	—

Total	53	147.5	(1.5)	146.0	(1.1)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		—	—	—	—
Obligations of U.S. states and political subdivisions		326.9	(4.1)	322.8	(1.3)
Mortgage-backed securities		0.2	(0.0)	0.2	(3.8)
Corporate securities		12.6	(0.4)	12.2	(3.5)
Foreign securities		—	—	—	—
Asset-backed securities		—	—	—	—

Total	121	339.7	(4.5)	335.2	(1.3)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		2.1	(0.1)	2.0	(3.3)
Obligations of U.S. states and political subdivisions		11.4	(0.5)	10.9	(4.0)
Mortgage-backed securities		110.9	(1.7)	109.2	(1.5)
Corporate securities		28.2	(0.7)	27.5	(2.4)
Foreign securities		—	—	—	—
Asset-backed securities		3.0	(0.0)	3.0	(0.1)

Total	180	155.6	(3.0)	152.6	(1.9)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		19.1	(0.1)	19.0	(0.5)
Obligations of U.S. states and political subdivisions		426.0	(5.8)	420.2	(1.4)
Mortgage-backed securities		111.3	(1.7)	109.6	(1.5)
Corporate securities		45.5	(1.1)	44.4	(2.5)
Foreign securities		37.9	(0.3)	37.6	(0.8)
Asset-backed securities		3.0	(0.0)	3.0	(0.1)

Total	354	$642.8	$(9.0)	$633.8	(1.4)%

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

        Management has determined that the unrealized losses in fixed-income securities in the General Investment Portfolio at December 31, 2008 were primarily attributable to the current market volatility and foreign currency rates and has concluded that these unrealized losses are temporary in nature based upon: (a) the lack of principal and interest payment defaults on these securities; (b) the creditworthiness of the issuers; and (c) FSA's ability and current intent to hold these securities until maturity. At December 31, 2008 and 2007, 100% of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income securities in the General Investment Portfolio at December 31, 2008 and 2007, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in the General Investment Portfolio
by Contractual Maturity

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$833.1	$837.7	$156.0	$158.0
Due after one year through five years	1,036.7	1,046.0	1,354.8	1,425.2
Due after five years through ten years	823.9	828.1	818.4	853.9
Due after ten years	2,922.0	2,786.8	2,231.3	2,283.8
Mortgage-backed securities(1)	408.1	412.3	404.3	407.8
Asset-backed securities(2)	26.1	24.2	23.1	23.3

Total fixed-income securities in General Investment Portfolio	$6,049.9	$5,935.1	$4,987.9	$5,152.0

(1)
Stated maturities for mortgage-backed securities of three to 30 years at December 31, 2008 and of four to 30 years at December 31, 2007.

(2)
Stated maturities for asset-backed securities of one to 15 years at December 31, 2008 and of one to 15 years at December 31, 2007.

        In 2008, the Company had net realized losses of $6.7 million, which included a $36.1 million loss on the sale of its investment in SGR preferred stock and an OTTI charge of $6.0 million for several municipal bonds, offset in part by realized gains on sales of assets. Realized losses from the General Investment Portfolio were $1.9 million in 2007 and $8.3 million in 2006.

        The weighted average maturity of the fixed-income securities in the General Investment Portfolio at December 31, 2008 was approximately 12.5 years.

Distribution of Mortgage-Backed Securities
in General Investment Portfolio by Investment Category

	At December 31, 2008
	Par Value	Amortized Cost	Fair Value
	(in millions)
Pass-through securities—U.S. Government agency	$367.2	$364.3	$377.6
CMOs—U.S. Government agency	13.5	13.7	13.7
CMOs—non-agency	30.6	30.1	21.0

Total mortgage-backed securities	$411.3	$408.1	$412.3

	At December 31, 2007
	Par Value	Amortized Cost	Fair Value
	(in millions)
Pass-through securities—U.S. Government agency	$353.2	$350.9	$354.0
CMOs—U.S. Government agency	16.7	16.9	16.9
CMOs—non-agency	37.1	36.5	36.9

Total mortgage-backed securities	$407.0	$404.3	$407.8

        At December 31, 2008, the Company's investments in mortgage-backed securities in its General Investment Portfolio primarily consisted of pass-through certificates and collateralized mortgage obligations ("CMOs"), which are backed by mortgage loans guaranteed or insured by agencies of, or sponsored by, the federal government. These securities are highly liquid with readily determinable market prices. The Company also held $23.0 million of Triple-A-rated CMOs in its General Investment Portfolio at December 31, 2008 that are not guaranteed by government agencies. Secondary-market quotations are available for these securities, although they are not as liquid as government agency-backed securities.

        These CMOs held at December 31, 2008 have stated maturities ranging from nine to 29 years and expected average lives ranging from one to 14 years based on anticipated prepayments of principal.

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

  FP Investment Portfolio

        The FP Investment Portfolio is broadly comprised of short-term investments, agency and non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, CDOs of ABS, and other asset-backed securities. Non-agency RMBS comprise the majority of the FP Investment Portfolio and include securities backed by pools of the following types of mortgage loans: first lien loans to subprime borrowers, Alt-A loans, Option ARMs, closed-end second lien, HELOCs and prime loans. The FP Investment Portfolio also includes NIM securitizations.

        The Company carries debt securities designated as "available-for-sale" on its balance sheet at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company records unrealized gains and losses net of deferred tax, as a component of accumulated other comprehensive income unless such securities have been other-than-temporarily impaired.

        Historically, the Company had the ability and intent to hold the FP Segment Investment Portfolio to maturity. However, the Company no longer has the intent to hold such securities to maturity, due to Dexia's Purchase Agreement covenant to retain the FP operations and segregate or separate the FP operations from the Company's financial guaranty operations. As a result, the Company was required to record an OTTI charge for all assets in the Portfolio in an unrealized loss position at December 31, 2008. The OTTI recorded in 2008 was $8,397.9 million, compared to $11.1 million in 2007. In the FP Investment Portfolio, pre-tax unrealized gains of $9.6 million at December 31, 2008 were recorded in other comprehensive income.

        In 2008, unrealized pre-tax losses of $202.6 million were recorded in the consolidated statements of operations and comprehensive income related to its trading portfolio. In 2007 and 2006, unrealized pre-tax gains of $14.0 million and $3.6 million, respectively, were recorded in the consolidated statements of operations and comprehensive income related to that portion of the portfolio designated trading.

        For a discussion of these unrealized losses, as well as the risks inherent in the FP Investment Portfolio, see "—Liquidity and Capital Resources—FP Segment Liquidity" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

        The following tables set forth certain information concerning the FP Investment Portfolio based on amortized cost:

FP Investment Portfolio Fixed-Income Securities by Rating

Rating(1)	At December 31, 2008 Percentage of FP Investment Portfolio
Triple-A	49.0%
Double-A	15.7
Single-A	7.2
Triple-B	12.8
Below investment grade	15.3

Total	100.0%

  (1)
  Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2008. Rating agencies continue to monitor the ratings on the RMBS closely, and future adverse rating actions on these securities may occur.

        The FP Investment Portfolio includes FSA-Insured Investments bought in the ordinary course of business. Of the bonds included in the available-for-sale FP Investment Portfolio at December 31, 2008, 4.5% were insured by FSA. At that date, 98.1% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA guaranty, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio at December 31, 2008, 15.7% were insured by other monoline guarantors. These assets are included in the Company's surveillance process and, at December 31, 2008, no loss reserves were anticipated on any of these assets. See "—Exposure to Monolines."

Summary of the Available-for-Sale Securities in the FP Investment Portfolio

	At December 31,
	2008		2007
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
	(in millions)
Taxable bonds	$8,750.4	$8,760.0	$17,215.1	$15,796.5
Short-term investments	463.3	463.3	1,918.7	1,918.7

Total available-for-sale bonds and short-term investments	$9,213.7	$9,223.3	$19,133.8	$17,715.2

(1)
Amortized cost includes fair-value adjustments recorded as OTTI and hedge accounting adjustments.

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At December 31,
	2008		2007
Investment Category	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
	(in millions)
Mortgage-backed securities:
Non-agency U.S. RMBS	$5,212.0	$5,212.8	$13,016.0	$11,714.6
Agency RMBS(2)	1,230.1	1,230.1	1,064.3	1,058.2
U.S. Municipal bonds	333.7	333.7	556.2	555.4
Corporate	357.5	360.3	521.7	519.2
Asset-backed and other securities:
Collateralized bond obligations, CDO, CLO	206.1	206.1	471.0	431.6
Other(3)	1,411.0	1,417.0	1,585.9	1,517.5

Total available-for-sale bonds	8,750.4	8,760.0	17,215.1	15,796.5
Short-term investments	463.3	463.3	1,918.7	1,918.7

Total available-for-sale bonds and short-term investments	$9,213.7	$9,223.3	$19,133.8	$17,715.2

(1)
Amortized cost includes fair-value adjustments recorded as OTTI and hedge accounting adjustments.

(2)
Includes RMBS or asset-backed securities issued or guaranteed by U.S. sponsored agencies (including, but not limited to, Fannie Mae and Freddie Mac).

(3)
Includes primarily asset-backed, U.S. agency debentures and treasury securities.

        The table below shows the composition of the non-agency RMBS within the FP Investment Portfolio by credit rating, WAL and the related unrealized gains and losses included in accumulated other comprehensive income.

Selected Information for the Mortgage-Backed Non-Agency U.S. RMBS
Securities in the FP Investment Portfolio

	At December 31, 2008
	Credit Ratings(1)
	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	WAL(1)	Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
						(in years)	(dollars in millions)
Collateral type:
Subprime	39%	18%	7%	9%	27%	3.6	$3,847.7	$0.7	$3,848.4	74%
Alt-A	40	20	7	6	27	5.5	765.5	—	765.5	15
Option ARMs	68	8	12	2	10	3.9	291.4	—	291.4	5
Closed-end second liens	—	—	—	71	29	7.2	51.1	—	51.1	1
HELOCs	—	4	—	71	25	5.6	106.3	0.1	106.4	2
NIM securitizations	—	7	—	7	86	2.8	114.9	—	114.9	2
Prime	97	3	—	—	—	1.4	35.1	—	35.1	1

Total							$5,212.0	$0.8	$5,212.8	100%

	At December 31, 2007
	Credit Ratings(1)
						Amortized Cost	Unrealized Gains (Losses)	Fair Value	% of Portfolio
	Triple-A	Double-A	Single-A	Triple-B	WAL(1)
					(in years)	(dollars in millions)
Collateral type:
Subprime	91%	8%	1%	—%	2.9	$8,140.6	$(855.8)	$7,284.8	62%
Alt-A	99	1	—	—	4.3	2,917.7	(265.8)	2,651.9	23
Option ARMs	100	—	—	—	2.3	930.2	(54.1)	876.1	7
Closed-end second liens	97	—	—	3	2.1	214.0	(22.0)	192.0	2
HELOCs	100	—	—	—	2.3	314.2	(27.5)	286.7	2
NIM securitizations	9	91	—	—	1.5	336.9	(68.9)	268.0	3
Prime	100	—	—	—	4.4	162.4	(7.3)	155.1	1

Total						$13,016.0	$(1,301.4)	$11,714.6	100%

(1)
Based on amortized cost.

        The amortized costs and fair values of the available-for-sale securities in the FP Investment Portfolio by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. At December 31, 2008, the estimated weighted average expected life of the FP Investment Portfolio was 7.0 years.

Distribution of Available-for-Sale Securities in
the FP Investment Portfolio by Contractual Maturity

	At December 31,
	2008		2007
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$463.3	$463.3	$1,918.7	$1,918.7
Due after one year through five years	649.5	649.8	—	—
Due after ten years	904.1	912.6	1,317.8	1,316.9
Mortgage-backed securities(2)	6,442.1	6,442.9	14,080.3	12,772.8
Asset-backed and other securities(3)	754.7	754.7	1,817.0	1,706.8

Total available-for-sale bonds and short-term investments	$9,213.7	$9,223.3	$19,133.8	$17,715.2

(1)
Amortized cost includes fair-value adjustments recorded as OTTI and hedge accounting adjustments.

(2)
Stated maturities for mortgage-backed securities of one to 39 years at December 31, 2008 and two to 39 years at December 31, 2007.

(3)
Stated maturities for asset-backed and other securities of three to 44 years at December 31, 2008 and of four to 44 years at December 31, 2007.

        The following table shows the gross unrealized losses and fair values of the available-for-sale bonds in the FP Investment Portfolio for December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were no unrealized losses recorded in accumulated other comprehensive income at December 31, 2008 related to the FP Investment Portfolio because all the securities in this portfolio that were in an unrealized loss position were recorded in income as OTTI.

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

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $6.3 million, or 18.0% of its amortized cost.

        The table below provides the composition of the FP Investment Portfolio OTTI charge by asset class.

Other-Than-Temporary Impairment Charge of the FP Investment Portfolio

	Year Ended December 31, 2008	At December 31, 2008 Number of Securities
	(dollars in millions)
Non-agency U.S. RMBS:
Subprime	$3,700.5	404
Alt-A first-lien	1,836.8	150
Option ARM	493.1	57
Alt-A CES	117.6	9
HELOCs	140.1	14
NIMs	161.6	39
Prime	112.2	8
Other:
Municipals	342.2	40
Collateralized bond obligations	241.1	22
Utilities	197.4	7
Agency RMBS	125.9	43
Other	929.4	59

Total	$8,397.9	852

        The amount of the OTTI charge recorded in the statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. In 2007, the OTTI charge was $11.1 million.

  Review of the FP Investment Portfolio for Economic Impairment

        The Company continues to evaluate and measure the economic loss of each position in this portfolio as discussed below.

        In its evaluation of securities in the FP Investment Portfolio for economic loss, management uses judgment in reviewing the specific facts and circumstances of individual securities and uses estimates and assumptions of expected default rates, liquidation rates, loss severity rates and prepayment speeds to determine PV of expected losses. The Company uses both proprietary and third-party cash flow models to analyze the underlying collateral of asset-backed securities and the cash flows generated by the collateral to determine whether a security's performance is consistent with the expectation that all payments of principal and interest will be made as contractually required. The Company evaluates each security in the FP Investment Portfolio for economic loss on a quarterly basis.

        The following are the Company's assumptions used in the cash flow models.

        First-Lien Subprime, Alt-A and Option ARM:    For first-lien subprime, Alt-A and Option ARM securities, the Company applied liquidation rates to each of the delinquency categories over an 18 month liquidation horizon starting at 40% for delinquencies between 30 and 59 days overdue and increasing to 100% for collateral repossessed. Upon liquidation, loss severity rates were assumed to be 55% initially for Alt-A and 50% for Option ARM securities, declining linearly over 12 months to 45% for Alt-A and 40% for Option ARMs, where they were assumed to remain constant for 21 months and then decline over the next 12 months. The Company used assumptions (prepayment rates) consistent with those used in the loss reserving process for the Company's insured portfolio of first and second-lien RMBS securities.

        HELOC and CES:    All of the HELOC securities and all but three of the CES securities in the FP Investment Portfolio were insured by other monolines as of December 31, 2008. The HELOC and CES securities that are insured by financial guarantors that were below investment grade at December 31, 2008 were modeled giving 30% benefit to the insurance policy.

        CDOs of ABS:    The sole CDO of ABS in the FP Investment Portfolio was wrapped by a below investment grade financial guarantor. In the first quarter of 2009, the insurance policy was extinguished in exchange for cash and equity distributions of $3.4 million and $0.4 million, respectively. Concentrations of lower-quality RMBS collateral led the Company to believe that not all contractual payments due under the investment would be made.

        For the sensitivity of the FP Investment Portfolio to changes in credit spreads based upon the Portfolio at December 31, 2008 and 2007, refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Financial Products Segment—FP Investment Portfolio."

Capital Adequacy

        S&P, Moody's and Fitch Ratings periodically make an assessment of FSA, which may include an assessment of the credits insured by FSA and of the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles.

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

        In the case of S&P, their assessment of the credits insured by FSA are reflected in defined "capital charges." S&P's capital model simulates the effect of a four-year depression occurring three years in the future, during which losses equal 100% of capital charges. The insurer is required to survive this "depression scenario" with 25% more statutory capital than necessary to cover 100% of losses. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer and the qualification of the reinsurer as a "monoline" or "multiline" company. The downgrade of a reinsurer by S&P from the Triple-A to the Double-A category results in a decline in the credit allowed for reinsurance by S&P from 100% or 95% to 70% or 65%, while a downgrade to the Single-A category results in 50% or 45% credit under present criteria. S&P has also announced plans to introduce an additional capital adequacy model using a Monte Carlo distribution methodology. It has indicated it intends to retain the depression model as well.

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

Capital Expenditures

        The Company incurred approximately $3.4 million in capital expenditures in 2008 for property, plant and equipment, which were funded by cash flows from operations.

Critical Accounting Policies

        The Company's critical accounting policies and/or estimates are as follows:

  •
  valuation of derivatives, including insured derivatives;

  •
  valuation of investments, including other-than-temporary impairment analyses;

  •
  loss reserves including both case reserves and the non-specific reserve;

  •
  valuation of liabilities in FP segment debt;

  •
  deferred acquisition costs;

  •
  premium revenue recognition; and

  •
  taxes.

        The Company's critical accounting policies and estimates are described in Note 2 to the Consolidated Financial Statements in Item 8. Note 2 to the Consolidated Financial Statements also includes a discussion of the effect of recently issued accounting standards, including the new financial guaranty insurance accounting standard issued by the Financial Accounting Standards Board and effective as of January 1, 2009, that will change the Company's recognition of claims liabilities and premium revenue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to various types of risk including market risk which represents the potential for loss due to adverse changes in the fair value of financial instruments caused by:

  •
  changes in credit spread

  •
  changes in interest rates

  •
  changes in foreign exchange rates, and

  •
  liquidity risk.

        The Company has exposure to market risk in:

  •
  the General Investment Portfolio

  •
  the FP Segment Investment Portfolio

  •
  the FP segment debt

  •
  the FP segment derivative instruments

  •
  the portfolio of assets acquired in FSA-insured refinancing transactions, and

  •
  the portfolio of insured obligations.

Qualitative Disclosures about Market Risk

  Credit Risk

        Credit risk is risk due to uncertainty in a counterparty's ability to meet its financial obligations. The Company is exposed to credit risk in its investment portfolios and its insured portfolios. Beginning in 2007, market perception of these risks, together with certain market dislocations, began having an adverse effect on the fair value of securities held in the investment portfolios, particularly the FP Investment Portfolio, of which more than half is invested in non-agency RMBS. The Company also has exposure to RMBS in its insured portfolio. Continued deterioration in 2008 of the housing markets and other consumer receivable markets has further eroded the credit protection embedded in the FP Investment Portfolio and ABS insured portfolio.

        Financial Guaranty Segment:    The Company's insured portfolio exposure to RMBS was concentrated in highly rated categories at origination. There has been wide spread credit deterioration in most if not all RMBS sectors. In the HELOC sector, the Company estimates, as of December 31, 2008, an expected ultimate loss of $1.2 billion, net of reinsurance and recoveries, across ten transactions. The Company's Risk Management Group reviewed all other mortgage exposures, as well as its exposure to automobile and credit card receivable insured obligations, as of December 31, 2008 and does not expect an ultimate loss on such transactions.

        Financial Products Segment:    The Company monitors the FP Investment Portfolio utilizing both proprietary and third-party models to facilitate analysis, focusing on the cash flows generated by the collateral to determine if a security's performance is consistent with its ability to pay principal and interest as contractually required.

        The Company regularly reviews the FP Segment Investment Portfolio to determine if there is expected economic loss. The Company has made assumptions based on current market conditions and expected borrower behavior that could change, adversely affecting the performance of its securities, and, as a result, future reviews could result in additional economic losses for security positions management currently expects to perform fully.

  Interest Rate Risk

        Interest rate risk is the risk that financial instruments' value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. As interest rates rise for an available-for-sale portfolio, the fair value of fixed-income securities decreases.

        Financial Guaranty Segment:    The Company is subject to interest rate risk in all of its investment portfolios. However, the Company's policy is generally to hold assets in the General Investment Portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity.

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

        Financial Products Segment:    The Company's objective for its FP segment is to generate net interest margin by borrowing funds in the municipal GIC and other markets and investing the proceeds in fixed income investments satisfying the Company's investment criteria. Accordingly, the Company's GICs are issued at or are converted into LIBOR-based floating rate obligations, with proceeds invested in or converted into LIBOR-based floating rate investments intended to result in profits from a higher investment rate than the borrowing rate. This investment and funding strategy minimizes the Company's exposure to interest rate changes as long as the portfolio of assets and liabilities matures according to the expected schedule.

  Foreign Exchange Risk

        Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. To minimize foreign exchange risk in the FP segment, the Company enters into cross-currency swaps to convert all foreign-denominated cash flows into U.S.-dollar cash flows. The General Investment Portfolio is invested in foreign denominated investments with exposure to changes in value relative to the U.S. dollar. Less than 6% of this portfolio was exposed to such risk at December 31, 2008.

  Liquidity Risk

        Liquidity risk relates to the possible inability to satisfy contractual obligations when due and includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

        For information regarding the liquidity risks inherent to the FP business and the liquidity resources available to it, see "Item 7. Liquidity and Capital Resources—FP Segment Liquidity."

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

General Investment Portfolio

        Over 99% of the Company's General Investment Portfolio was invested in fixed-income securities at December 31, 2008. All investments in the General Investment Portfolio are designated as available-for-sale, with changes in fair value recorded in other comprehensive income unless such positions are deemed OTTI.

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

        The sensitivity of the General Investment Portfolio to interest rate movements can be estimated by projecting a hypothetical increase in interest rates of 1.0%. Based on market values and interest rates at year-end 2008 and 2007, this hypothetical increase in interest rates of 1.0% across the entire yield curve, also known as a "parallel shift" of the yield curve, would result in an estimated after-tax decrease of $291.7 million and $150.9 million, respectively, in the fair value of the Company's fixed-income portfolio, which would be recorded in other comprehensive income unless such positions are deemed OTTI.

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

        The sensitivity of the General Investment Portfolio to foreign exchange rate movements can be estimated by projecting a hypothetical decrease of 1.0% in the foreign exchange rates of each foreign currency (i.e., relative dollar strengthening) represented in the portfolio. Foreign currencies currently represented in the General Investment Portfolio are the British pound, euro, Australian dollar, Japanese yen and Mexican peso. A large majority of the foreign currency securities were denominated in British pounds during 2008 and 2007. Based on the market values of foreign-denominated securities at year-end 2008 and 2007, a hypothetical decrease in foreign exchange rates of 1.0% would result in an estimated after-tax decrease of $1.8 million and $2.1 million, respectively, in the fair value of the Company's fixed-income portfolio, which would be recorded in other comprehensive income unless deemed OTTI.

Financial Products Segment

  FP Investment Portfolio

        The primary objective managing the FP Investment Portfolio was to generate a stable net interest margin, to maintain liquidity and to optimize risk-adjusted returns. Fixed rate assets and liabilities supporting the GIC business are hedged to LIBOR floating rates using interest rate swaps or futures. Certain categories of assets and liabilities are naturally floating rate without the use of derivatives. The after-tax effect of a hypothetical increase in interest rates of 1% as of year-end is shown in the table below. The tables and discussions below assume the ability to recognize the full tax benefit with no further valuation allowance. As a result of the FSAM Risk Transfer Transaction effective in February 2009, the Company will deconsolidate FSAM and therefore would not be subject to or record in its financial statements the effects of the movements in fair value of the assets or derivatives in the table below.

Effect of a Hypothetical Increase in Interest Rates of 1%

	2008	2007
	(in millions)
Change in fair value of assets classified as available-for-sale(1)	$(182.9)	$(119.4)
Change in fair value of assets classified as trading(2)	(62.2)	(31.3)
Change in fair value of derivatives hedging assets(2)	152.5	128.4
Change in fair value of derivatives hedging trading assets(2)	66.7	—
Change in fair value of liabilities(3)	371.9	295.7
Change in fair value of derivatives hedging liabilities(2)	(340.1)	(272.2)

Net changes in fair value	$5.9	$1.2

(1)
Recorded in other comprehensive income unless deemed OTTI.

(2)
Recorded in net income.

(3)
Changes in the fair value of the liability portfolio are not recorded in the financial statements unless they are designated as hedges for accounting purposes in accordance with SFAS 133 or are designated as fair value option.

        At December 31, 2008, there were no liabilities in a designated SFAS 133 hedging relationship and certain fixed rate liabilities were at FVO. At December 31, 2007, certain fixed rate liabilities were in a designated SFAS 133 hedging relationship.

        At December 31, 2008, certain assets were in a designated SFAS 133 hedging relationship. At December 31, 2007, there were no assets in designated SFAS 133 hedging relationships. See Notes 3 and 4 to the Consolidated Financial Statements in Item 8.

        A 1% increase in interest rates would have resulted in a lower reported net income of approximately $27.3 million in 2008, which represents the change in fair value on all derivatives used to economically hedge the assets and liabilities, change in the value of assets and change in value of liabilities that are carried at fair value. A 1% increase in interest rates would have resulted in higher reported net income of approximately $56.1 million in 2007, which represents the change in fair value on all derivatives used to economically hedge the assets and liabilities, as well as the change in the value on liabilities in SFAS 133-qualifying hedging relationships.

        FSAM generally converts all fixed rate assets and liabilities to floating U.S.-dollar interest rates using hedging instruments. As interest rates change, and assuming an economically effective fair-value hedging arrangement, the change in value of the fixed-income securities will be substantially offset by a similar but opposite change in value of the related hedging instruments. To the extent the Company does not qualify for hedge accounting, such economic offsets cannot be presented in the financial statements, resulting in greater reported volatility arising from changes in interest rates.

        The Company does not hedge credit risk and evaluated the sensitivity in the FP Investment Portfolio to changes in credit spreads based upon the FP Investment Portfolio at December 31, 2008 and 2007. The table below shows the estimated reduction in fair value for a one-basis-point widening of credit spread by type of security. Actual amounts may differ from the amounts in the table below.

Effect of a One Basis Point of Credit Spread Widening
in the FP Investment Portfolio

	Estimated After-Tax Loss at December 31,
	2008	2007
	(in millions)
Obligations of U.S. states and political subdivisions	$0.2	$0.5
Mortgage-backed securities	1.2	2.7
Other(1)	0.6	1.6

Total available-for-sale	2.0	4.8
Trading securities	0.1	0.7

Total	$2.1	$5.5

  (1)
  Primarily asset-backed securities and corporate securities.

        The effect of changes in credit spreads on fair value is recorded in other comprehensive income for available-for-sale securities unless deemed OTTI and through the consolidated statements of operations and comprehensive income for trading securities.

        The following table summarizes the estimated change in fair values of the Company's FP liabilities that would result from changes in the Company's spread. Actual results may differ from the amounts in the table below.

Pre-Tax Effect of a Change in FSA's Spread on FP Liabilities

	Tighter spread		Wider spread
	20%	10%	10%	20%
	(dollars in millions)
Gain (loss) on GICs carried at fair value	$(2.8)	$(1.2)	$0.9	$1.5
Gain (loss) on GICs not carried at fair value	(217.6)	(104.5)	92.8	179.6

  VIE Investment Portfolio

        The VIE fixed rate liabilities are economically hedged against changes in interest rates largely through the use of swap contracts, which convert fixed interest rates to LIBOR floating U.S.-dollar interest rates.

        The VIE fixed rate investments and liabilities are economically hedged against changes in interest rates largely through the use of interest rate swap contracts, which convert fixed interest rates to floating rates. A hypothetical increase in interest rates of 1% would result in an approximate after-tax loss of $104.9 million in 2008 and $84.7 million in 2007 on the derivatives used to economically hedge the VIE asset and liability portfolios, and the loss would be recorded in net income.

        The following table summarizes the estimated change in fair values of the Company's VIE liabilities that would result from changes in the Company's spread. Actual results may differ from the amounts in the table below.

Pre-Tax Effect of a Change in FSA's Spread on VIE Liabilities

	Tighter spread		Wider spread
	20%	10%	10%	20%
	(dollars in millions)
Gain (loss) on VIE debt carried at fair value	$(119.4)	$(56.6)	$51.4	$98.4

  Foreign Exchange Sensitivity in the FP Segment

        A hypothetical increase in foreign exchange rates of 1% (the weakening of the U.S. dollar relative to the foreign currency) on the overall FP segment portfolio would result in a de minimis amount of income at December 31, 2008. Within the FP segment, the effect on assets would be a $2.5 million gain, the effect on the FP debt would be a $16.5 million loss, and the effect on the derivatives that economically hedge the foreign exchange risk would be a $14.1 million gain.

        A hypothetical increase in foreign exchange rates of 1% on the overall FP segment portfolio would result in a de minimis amount of income at December 31, 2007. Within the FP segment, however, the effect on assets would be a $6.2 million gain, the effect on the derivatives that economically hedge the foreign exchange risk would be a $13.9 million gain, and the effect on the FP debt would be a $20.1 million loss.

Assets Acquired in Refinancing Transactions

        At December 31, 2008 and 2007, hypothetically increasing interest rates by 1.0% would result in an estimated after-tax decrease of $5.2 million and $5.9 million, respectively, in the fair value of certain assets acquired under refinancing transactions, offset by an after-tax gain of $7.4 million and $8.1 million, respectively, on derivatives used to hedge the portfolio of assets acquired under refinancing transactions.

Insured Portfolio

  Credit Default Swaps

        Because the Company generally provides credit protection under contracts defined as derivatives for accounting purposes, widening credit spreads have an adverse mark-to-market effect on the Company's consolidated statements of operations and comprehensive income while tightening credit spreads have a positive effect. If credit spreads for the underlying reference obligations change, the fair value of the related structured CDS typically changes too. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying referenced obligations and by supply and demand factors.

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

Effect of One-Basis-Point of Credit Spread Widening in the CDS Portfolio

	Estimated After-tax Loss at December 31,
	2008	2007
	(in millions)
Pooled corporate CDS:
Investment grade	$5.5	$7.2
High yield	3.6	4.6

Total pooled corporate CDS	9.1	11.8
Funded CLOs and CDOs	5.2	6.7
Other structured obligations	1.7	1.6

Total	$16.0	$20.1

        The Company believes that providing an estimate of the impact of a one basis point increase in credit spreads would be on the fair value of the Company's CDS portfolio provides the data necessary to calculate the impact would be under any change scenario that may occur. The Company has not provided estimates related to reasonably likely change scenarios because it believes that sufficient uncertainty about changes in future credit spreads currently exists such that it is unable to predict, what the range of changes in future credit spreads might be.

        The fair value of credit derivatives liabilities includes the effect of the Company's current CDS spread, which reflects market perceptions of the Company's ability to satisfy its obligations as they become due. The inclusion of the Company's CDS spread in the determination of the fair value of the Company's CDS contracts is described in Note 3 to the consolidated financial statements in Item 8. Incorporating the Company's credit spread through the non-collateral posting factor of 70% in the determination of the fair value of the Company's CDS contracts at December 31, 2008 resulted in a $3.1 billion reduction in the Company's liability for credit derivatives. The following table summarizes the estimated change in fair values of the Company's portfolio of CDS contracts that would result from changes in the Company's CDS spread assuming market credit spreads remain constant. Actual results may differ from the amounts in the table below.

Pre-Tax Effect of a Change in FSA's CDS Spread

	Tighter spread		Wider spread
	20%	10%	10%	20%
	(dollars in millions)
Pooled Corporate CDS:
Investment grade	$(77.1)	$(33.1)	$33.1	$77.1
High yield	(78.8)	(33.7)	33.7	78.8

Total Pooled Corporate CDS	(155.9)	(66.8)	66.8	155.9
Funded CDOs and CLOs	(126.2)	(54.1)	54.1	126.2
Other structured obligations	(23.9)	(10.2)	10.2	23.9

Total gain (loss)	$(306.0)	$(131.1)	$131.1	$306.0

 Item 8. Financial Statements and Supplementary Data.

Financial Security Assurance Holdings Ltd. and Subsidiaries
Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm	138
Consolidated Balance Sheets as of December 31, 2008 and 2007	139
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	140
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006	141
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	142
Notes to Consolidated Financial Statements	144
Schedule:
I. Condensed Financial Statements of Financial Security Assurance Holdings Ltd. as of December 31, 2008 and 2007 and for the Years Ended December 31, 2008, 2007 and 2006	282

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Financial Security Assurance Holdings Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Financial Security Assurance Holdings Ltd. and Subsidiaries (the "Company") at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in November 2008, Dexia S.A. ("Dexia"), the Company's ultimate parent, entered into an agreement to sell the Company. In February 2009, Dexia assumed significant credit and liquidity risk arising from the Company's Financial Products operations. As discussed in Notes 3 and 4 to the consolidated financial statements, the Company has adopted SFAS No. 157, "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" in 2008.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2009

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2008	2007
ASSETS
General investment portfolio, available for sale:
Bonds at fair value (amortized cost of $5,398,841 and $4,891,640)	$5,283,248	$5,054,664
Equity securities at fair value (cost of $1,434 and $40,020)	374	39,869
Short-term investments (cost of $651,090 and $96,263)	651,856	97,366
Financial products segment investment portfolio:
Available-for-sale bonds at fair value (amortized cost of $9,673,475 and $18,334,417)	9,683,298	16,936,058
Short-term investments (at cost which approximates fair value)	471,480	1,927,347
Trading portfolio at fair value	147,241	349,822
Assets acquired in refinancing transactions (includes $152,527 and $22,433 at fair value)	166,600	229,264

Total investment portfolio	16,404,097	24,634,390
Cash	108,686	26,551
Deferred acquisition costs	299,321	347,870
Prepaid reinsurance premiums	1,011,949	1,119,565
Reinsurance recoverable on unpaid losses	302,124	76,478
Deferred tax asset	863,956	412,170
Financial products segment derivatives	511,524	837,676
Credit derivatives	287,449	126,749
Other assets (includes $190,704 and $142,642 at fair value) (See Note 19)	468,948	737,210

TOTAL ASSETS	$20,258,054	$28,318,659

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Deferred premium revenue	$3,044,678	$2,870,648
Losses and loss adjustment expenses	1,778,994	274,556
Financial products segment debt (includes $8,030,909 at fair value at December 31, 2008)	16,432,283	21,400,207
Notes payable	730,000	730,000
Related party borrowings	1,310,000	—
Financial products segment derivatives at fair value	125,973	99,457
Credit derivatives	1,543,809	689,746
Other liabilities and minority interest (includes $(112) and $173 at fair value) (See Note 19)	476,791	676,231

TOTAL LIABILITIES AND MINORITY INTEREST	25,442,528	26,740,845

COMMITMENTS AND CONTINGENCIES (See Note 20)
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	1,922,422	909,800
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $(37,108) and $(430,778)	(68,922)	(799,914)
Accumulated earnings (deficit)	(7,038,309)	1,467,593
Deferred equity compensation	14,137	19,663
Less treasury stock at cost (172,002 and 244,395 shares held)	(14,137)	(19,663)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(5,184,474)	1,577,814

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$20,258,054	$28,318,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2008	2007	2006
REVENUES
Net premiums written	$658,358	$447,139	$441,827

Net premiums earned	$376,573	$317,756	$301,509
Net investment income from general investment portfolio	264,181	236,659	218,850
Net realized gains (losses) from general investment portfolio	(6,669)	(1,887)	(8,328)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	126,891	102,800	87,200
Net unrealized gains (losses)	(744,963)	(642,609)	31,823

Net change in fair value of credit derivatives	(618,072)	(539,809)	119,023
Net interest income from financial products segment	647,366	1,079,577	858,197
Net realized gains (losses) from financial products segment	(8,644,183)	1,867	108
Net realized and unrealized gains (losses) on derivative instruments	1,424,522	62,801	131,379
Net unrealized gains (losses) on financial instruments at fair value	130,363	13,991	3,575
Income from assets acquired in refinancing transactions	11,154	20,907	24,661
Net realized gains (losses) from assets acquired in refinancing transactions	(4,260)	4,660	12,729
Other income (loss)	(11,939)	32,770	29,321

TOTAL REVENUES	(6,430,964)	1,229,292	1,691,024

EXPENSES
Losses and loss adjustment expenses	1,877,699	31,567	23,303
Interest expense	46,335	46,336	29,096
Amortization of deferred acquisition costs	65,700	63,442	63,012
Foreign exchange (gains) losses from financial products segment	1,652	138,479	159,424
Net interest expense from financial products segment	794,308	989,246	768,739
Other operating expenses	98,871	142,090	124,622

TOTAL EXPENSES	2,884,565	1,411,160	1,168,196

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(9,315,529)	(181,868)	522,828
Provision (benefit) for income taxes:
Current	(43,097)	77,601	85,454
Deferred	(829,262)	(193,815)	65,226

Total provision (benefit)	(872,359)	(116,214)	150,680

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(8,443,170)	(65,654)	372,148
Less: Minority interest	—	—	(52,006)

NET INCOME (LOSS)	(8,443,170)	(65,654)	424,154
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(2,633,039), $(511,238) and $5,438	(4,890,039)	(949,442)	10,202
Less: reclassification adjustment for gains (losses) included in net income, net of deferred income tax provision (benefit) of $(3,026,709), $5,659, and $3,442	(5,621,031)	10,510	6,393

Other comprehensive income (loss)	730,992	(959,952)	3,809

COMPREHENSIVE INCOME (LOSS)	$(7,712,178)	$(1,025,606)	$427,963

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Treasury Stock
			Additional Paid-In- Capital		Accumulated Earnings (Deficit)	Deferred Equity Compensation			Total Shareholders' Equity (Deficit)
	Shares	Amount					Shares	Amount
BALANCE, December 31, 2005	33,517,995	$335	$905,190	$156,229	$1,761,148	$20,177	254,736	$(20,177)	$2,822,902
Net income for the year					424,154				424,154
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $1,996				3,809					3,809
Capital contribution			1,497						1,497
Dividends paid on common stock					(530,050)				(530,050)
Cost of shares acquired						(952)	(12,758)	952	—

BALANCE, December 31, 2006	33,517,995	335	906,687	160,038	1,655,252	19,225	241,978	(19,225)	2,722,312
Net income (loss) for the year					(65,654)				(65,654)
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $(516,897)				(959,952)					(959,952)
Dividends paid on common stock					(122,005)				(122,005)
Cost of shares acquired						438	2,417	(438)	—
Other			3,113						3,113

BALANCE, December 31, 2007	33,517,995	335	909,800	(799,914)	1,467,593	19,663	244,395	(19,663)	1,577,814
Cumulative effect of change in accounting principle, net of deferred income tax provision (benefit) of $(15,683)					(29,126)				(29,126)

Balance at beginning of the year, adjusted	33,517,995	335	909,800	(799,914)	1,438,467	19,663	244,395	(19,663)	1,548,688
Net income (loss) for the year					(8,443,170)				(8,443,170)
Capital contribution			1,012,111						1,012,111
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $393,670				730,992					730,992
Dividends paid on common stock					(33,606)				(33,606)
Cost of shares acquired						(5,526)	(72,393)	5,526	—
Other			511						511

BALANCE, December 31, 2008	33,517,995	$335	$1,922,422	$(68,922)	$(7,038,309)	$14,137	172,002	$(14,137)	$(5,184,474)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Premiums received, net	$617,115	$435,201	$440,556
Credit derivative fees received, net	113,292	108,710	82,860
Other operating expenses paid, net	(260,900)	(181,234)	(176,425)
Salvage and subrogation received (paid)	(527)	292	1,745
Losses and loss adjustment expenses paid, net	(602,870)	(68,634)	(405)
Net investment income received from general investment portfolio	256,414	233,335	215,656
Federal income taxes received (paid)	169,820	(105,321)	(92,394)
Interest paid on notes payable	(46,050)	(47,276)	(26,878)
Interest paid on financial products segment debt	(542,652)	(719,127)	(511,226)
Interest received on financial products segment investment portfolio	613,565	961,374	784,480
Interest paid on related party borrowings	(3,276)	—	—
Financial products segment net derivative receipts (payments)	1,042,313	(50,144)	(48,457)
Purchases of trading portfolio securities in financial products segment	—	(216,404)	(117,483)
Income received from assets acquired in refinancing transactions	12,001	19,979	41,525
Other	48,405	12,737	17,597

Net cash provided by (used for) operating activities	1,416,650	383,488	611,151

Cash flows from investing activities:
General investment portfolio:
Proceeds from sales of bonds	4,011,447	3,568,207	1,637,339
Proceeds from maturities of bonds	519,205	189,195	163,257
Purchases of bonds	(5,013,796)	(4,099,953)	(2,161,561)
Net (increase) decrease in short-term investments	(549,985)	3,975	64,296
Financial products segment investment portfolio:
Proceeds from sales of bonds	38	2,971,662	4,512,453
Proceeds from maturities of bonds	1,777,892	3,464,878	4,509,784
Purchases of bonds	(1,243,415)	(7,915,700)	(12,830,545)
Change in securities under agreements to resell	152,875	(2,874)	200,000
Net (increase) decrease in short-term investments	1,455,867	(1,267,643)	358,481
Other:
Net purchases of property, plant and equipment	(2,889)	(826)	(3,441)
Paydowns of assets acquired in refinancing transactions	36,727	110,581	88,477
Proceeds from sales of assets acquired in refinancing transactions	5,193	7,956	13,642
Other investments	939	7,256	24,100

Net cash provided by (used for) investing activities	1,150,098	(2,963,286)	(3,423,718)

Cash flows from financing activities:
Capital contribution	1,012,111	—	—
Related-party borrowings	1,412,910	—	—
Issuance of notes payable	—	—	295,788
Dividends paid	(33,606)	(122,005)	(530,050)
Proceeds from issuance of financial products segment debt	2,500,496	6,371,723	6,751,556
Repayment of financial products segment debt	(7,264,726)	(3,676,147)	(3,715,670)
Repayment of related-party borrowings	(102,910)	—	—
Capital issuance costs	(4,920)	(1,829)	(964)

Net cash provided by (used for) financing activities	(2,480,645)	2,571,742	2,800,660

Effect of changes in foreign exchange rates on cash balances	(3,968)	2,136	749

Net (decrease) increase in cash	82,135	(5,920)	(11,158)
Cash at beginning of year	26,551	32,471	43,629

Cash at end of year	$108,686	$26,551	$32,471

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$(8,443,170)	$(65,654)	$424,154
Change in accrued investment income	19,545	(34,705)	(25,516)
Change in deferred premium revenue, net of prepaid reinsurance premiums	281,646	139,920	138,467
Change in deferred acquisition costs	48,549	(7,197)	(5,544)
Change in current federal income taxes payable	126,607	(27,743)	(11,935)
Change in unpaid losses and loss adjustment expenses, net of reinsurance recoverable	1,278,792	7,298	21,401
Provision (benefit) for deferred income taxes	(829,262)	(193,815)	65,226
Net realized losses (gains) on investments	8,660,920	(18,071)	(5,734)
Depreciation and accretion of discount	156,742	116,246	102,818
Minority interest and equity in earnings of unconsolidated affiliates	—	—	(52,006)
Change in other assets and liabilities	116,281	683,613	77,303
Purchases of trading portfolio securities in financial products segment	—	(216,404)	(117,483)

Cash provided by operating activities	$1,416,650	$383,488	$611,151

        The Company received tax benefits of $4.7 million in 2008, $1.3 million in 2007 and no tax benefits in 2006 from its parent company. See Note 14 for disclosure of non-cash transactions relating to restricted treasury stock transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, engages in providing financial guaranty insurance on public finance obligations in domestic and international markets. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Historically, the Company also provided financial guaranty insurance on asset-backed obligations. In August 2008, the Company announced that it would cease insuring asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

        In addition to its financial guaranty business, the Company historically offered FSA-insured guaranteed investment contracts and other investment agreements ("GICs") as well as medium-term notes to municipalities and other market participants through consolidated entities in its financial products ("FP") segment. In November 2008, the Company ceased issuing GICs in contemplation of the sale of the Company to Assured Guaranty Ltd. ("Assured"). While the Company has ceased new originations of asset-backed financial guaranty business and GICs, a substantial portfolio of such obligations remains outstanding.

        At December 31, 2008, Dexia Holdings Inc. ("Dexia Holdings") owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Company's Director Share Purchase Program.

        The Company is a subsidiary of Dexia Holdings which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

        The Company conducted its GIC business through its non-insurance subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and, prior to April 2003, FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). FSACM conducted substantially all the Company's GIC business since April 2003, following its receipt of an exemption from the requirements of the Investment Company Act of 1940. When the GIC Subsidiaries sold GICs, they loaned the proceeds to FSA Asset Management LLC ("FSAM"), which invests the funds in fixed-income obligations that satisfy the Company's investment criteria. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

Expected Sale of the Company

Purchase Agreement with Assured Guaranty Ltd.

        In November 2008, Dexia Holdings entered into a purchase agreement (the "Purchase Agreement") providing for the sale of all Company shares owned by Dexia to Assured (the "Acquisition"), subject to the consummation of specified closing conditions, including regulatory approvals, absence of rating impairment and segregation or separation of the Company's FP operations from the Company's financial guaranty operations.

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured filed applications with the insurance departments of the States of New York and Oklahoma and the U.K. Financial Services Authority; that the applications to the New York Insurance Department and the U.K. Financial Services Authority have been approved; and that it has made pre-acquisition filings regarding the potential competitive impact of the acquisition, which are deemed to have been approved. Dexia has informed the Company that it has filed an application with the U.K. Financial Services Authority in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, which has been approved, and that it has filed disclaimers of control with the insurance departments of the states of Maryland, New York, and Oklahoma.

        Satisfying all three rating agencies that the necessary steps have or will be taken to transfer the FP segment credit and liquidity risk to Dexia is one of the last conditions to the Purchase Agreement closing. Rating agency confirmation that the Acquisition will not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries is a condition for closing, and is beyond the Company's control.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP business will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

Dexia's Retention of the FP Business

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP business' assets and liabilities, including derivative contracts and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings, the Company's parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP business, or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in form reasonably acceptable to Assured.

Transfer of Credit and Liquidity Risk of the GIC Business

        When the GIC Subsidiaries sold a GIC, they loaned the proceeds to FSAM. The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert any fixed-rate assets and liabilities into London Interbank Offered Rate ("LIBOR")-based floating rate assets and liabilities. Most of FSAM's assets consist of residential mortgage-backed securities ("RMBS") that have suffered significant market value declines and, in more limited cases, credit deterioration resulting in a shareholders' deficit for FSAM at December 31, 2008. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization upon the downgrade of FSA below certain thresholds, with a significant number of GICs subject to redemption or collateralization should FSA be downgraded below Aa3 by Moody's Investors Service, Inc. ("Moody's") (FSA's current Moody's rating) or below AA- by Standard & Poor's Ratings Service ("S&P"). Dexia had previously announced its intention to assume the credit and liquidity risk associated with the Company's FP business, and provided significant support to the FP business in the course of 2008.

        As a result of the significant decline in asset value and the November 2008 cessation of issuing GICs, the GIC business changed from a business model managed by the Company focused on attaining positive net interest margin, to a run-off business managed by Dexia seeking to minimize liquidity risk and optimize asset recovery values.

Subsequent Event

        In February 2009, Dexia entered into several agreements that transfer credit and liquidity risk of the GIC operations to Dexia (the "FSAM Risk Transfer Transaction"). Each of the agreements executed under the FSAM Risk Transfer Transaction directly affect (1) FSAM and (2) the entities that absorb the risks created by FSAM. These agreements provide for the (i) elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries; (ii) elimination of FSA's guaranty of certain of FSAM's investments; and (iii) increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion.

        As a result, the FSAM Risk Transfer Transaction was deemed a reconsideration event for FSAM under FASB Interpretation 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46"). There was no reconsideration event for any of the GIC Subsidiaries. Upon the reconsideration event, management determined that Dexia is now absorbing the majority of the variability of expected losses of FSAM, which resulted in deconsolidation of FSAM as of February 24, 2009, the effective date of the FSAM Risk Transfer Transaction.

        The GIC subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements, notwithstanding the FSAM Risk Transfer Transaction, which means that the GICs issued to third parties and the note receivable from FSAM will represent the primary liabilities and assets of the FP business in the Company's consolidated financial statements. Since some of the GICs were designated as fair value option, they will continue to be marked to market; however, derivatives are maintained within FSAM, so contracts meant to hedge the interest rate risk of those GICs will no longer be included in the Company's consolidated financial statements, increasing the volatility of the Company's net income (loss).

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FP Segment Liquidity—Sources of Liquidity" for more information on the FSAM Risk Transfer Transaction.

Financial Guaranty

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

        Obligations insured by the Company are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. On December 31, 2008, the Company was rated Triple-A (negative credit watch) by S&P and Fitch Ratings ("Fitch") and Aa3 (developing outlook) by Moody's. Prior to the third quarter of 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies.

        During 2007 and 2008, the global financial crisis that began in the U.S. subprime residential mortgage market transformed the financial guaranty industry. By the end of November 2008, all of the monoline guarantors that had been rated Triple-A at the beginning of the year had been downgraded in varying degrees by Moody's, and all but one had been either downgraded or placed on negative outlook or negative credit watch by S&P and Fitch. FSA and the Company's other insurance company subsidiaries were among the last companies to be affected, and were rated "Triple-A/stable" by all three rating agencies until July 2008. Rating agencies raised concerns about the stability of FSA's rating during the second half of 2008, and Moody's lowered FSA's Aaa rating to Aa3 (developing outlook) in November. These developments, combined with illiquidity in the capital markets, led to a marked reduction in FSA's production in the second half of 2008.

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

        Asset-backed obligations insured by the Company were generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company insured synthetic asset-backed obligations that generally took the form of credit default swap ("CDS") obligations or credit-linked notes that reference asset-backed securities ("ABS") or pools of securities or other obligations, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        The Company has refinanced certain poorly performing transactions by employing refinancing vehicles to raise funds, prepay the claim obligations and take control of the assets. These refinancing vehicles are consolidated with the Company and considered part of the financial guaranty segment.

Financial Products

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. In contemplation of this change, FSACM, FSA Capital Markets Services, LLC and FSAM became direct subsidiaries of a newly formed subsidiary, FSA Financial Products Inc. ("FSA Financial Products"), in December 2008. Previously they had been direct subsidiaries of FSA Holdings. FSA Financial Products is owned by FSA Holdings.

        In the third quarter of 2008, to address FP segment liquidity requirements, Dexia entered into an agreement to provide a $5 billion committed, unsecured, standby line of credit (the "First Dexia Line of Credit") to FSAM. At December 31, 2008, FSAM had $1.3 billion in draws outstanding under the First Dexia Line of Credit. In addition, on November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP business, which provide additional protection through a $3.5 billion collateral swap facility and a $500 million capital facility to cover economic losses beyond the $316.5 million of pre-tax loss estimated at the end of June 2008. In February 2009, Dexia increased the credit facilities provided to FSAM from $5 billion to $8 billion. At March 2, 2009, the outstanding amount drawn by the Company had increased to $2.7 billion.

        The Company consolidates the results of certain variable interest entities ("VIEs"), which include FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier"). FSA

Global is a special purpose funding vehicle partially owned by a subsidiary of FSA Holdings. FSA Global issues FSA-insured medium term notes and generally invests the proceeds from the sale of its notes in FSA-insured GICs or other FSA-insured obligations with a view to realizing the yield difference between the notes issued and the obligations purchased with the note proceeds. Premier is principally engaged in leveraged lease transactions. The GIC Subsidiaries, FSAM, FSA-PAL, FSA Global and Premier are collectively referred to as the "FP segment."

        The Company's management believes that the assets held by FSA Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company's creditors, even in bankruptcy or other receivership. Substantially all of the assets of FSA Global are pledged to secure the repayment, on a pro rata basis, of FSA Global's notes and its other obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which, for the insurance company subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by insurance regulatory authorities (see Note 25). The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at December 31, 2008 and 2007, the reported amounts of revenues and expenses in the consolidated statements of operations and comprehensive income during the years ended December 31, 2008, 2007 and 2006 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, losses and loss adjustment expenses, fair value of financial instruments, the determination of other-than-temporary impairment ("OTTI"), the deferral and amortization of policy acquisition costs and taxes. Actual results may differ from those estimates.

Basis of Presentation

        The consolidated financial statements include the accounts of FSA Holdings and its direct and indirect subsidiaries, (collectively, the "Subsidiaries"), principally including:

  •
  FSA

  •
  FSA Insurance Company

  •
  Financial Security Assurance International Ltd. ("FSA International")

  •
  Financial Security Assurance (U.K.) Limited

  •
  FSA Financial Products

  •
  the GIC Subsidiaries

  •
  FSAM

  •
  FSA-PAL

  •
  FSA Portfolio Management Inc.

  •
  Transaction Services Corporation

  •
  FSA Services (Australia) Pty Limited

  •
  FSA Seguros México, S.A. de C.V.

  •
  FSA Services (Japan) Inc.

        The consolidated financial statements also include the accounts of certain VIEs and refinancing vehicles. Intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

        Significant accounting policies under GAAP are described below. To the extent the accounting policy calls for fair value measurement, see Note 3 for a discussion of how fair value is measured for each financial instrument.

Investments

        The Company segregates its investments into the following portfolios:

  •
  the "FP Segment Investment Portfolio," which is made up of:

  •
  the "FP Investment Portfolio," consisting of the investments supporting the GIC liabilities, which are primarily designated as available-for-sale, but in some cases are classified as trading; and

  •
  the "VIE Investment Portfolio," consisting of the investments supporting the VIE liabilities, which are designated as available-for-sale;

  •
  the assets acquired in refinancing transactions, which are designated as available-for-sale, fair-value option or lower of cost or market; and

  •
  the "General Investment Portfolio," consisting of the investments held by FSA, FSA Holdings and other subsidiaries not included in the other portfolios and which are designated as available-for-sale.

        Investments in debt and equity securities designated as available for sale are carried at fair value. The unrealized gain or loss on investments that are not hedged with derivatives or are economically hedged but do not qualify for hedge accounting is reflected as a separate component of shareholders' equity, net of tax, unless deemed to be OTTI. OTTI is reflected in earnings as a realized loss. The unrealized gain or loss attributable to the hedged risk on investments that qualify as fair-value hedges is recorded in the consolidated statements of operations and comprehensive income in "net interest income on financial products segment."

        Investments in debt and equity securities designated as trading are carried at fair value. The unrealized gain or loss on trading investments is recognized in the consolidated statements of operations and comprehensive income in "net unrealized gains (losses) on financial instruments at fair value."

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

        VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Auction Rate Securities are long-term securities with interest rate reset features and are traded in the marketplace through a bidding process. The cash flows related to these securities are presented on a gross basis in the consolidated statements of cash flows.

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

        Effective January 1, 2009, the Company's recognition of premium revenue will change due to the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"), as described in "—Recently Issued Accounting Standards that are Not Yet Effective."

Losses and Loss Adjustment Expenses

        The financial guaranty industry has emerged over the past 35 years. Management believes that accounting literature in effect for 2008, including insurance accounting under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"), does not specifically address financial guaranty insurance. Accordingly, the accounting for loss and loss adjustment expenses within the financial guaranty insurance industry has developed based on analogy to the most directly comparable elements of existing literature, including sections of SFAS 60, SFAS No. 5, "Accounting for Contingencies" ("SFAS 5") and Emerging Issues Task Force Issue 85-20, "Recognition of fees for guaranteeing a loan" ("EITF 85-20").

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

        Case reserves for financial guaranty insurance companies differ from those of traditional property and casualty insurance companies. The primary difference is that traditional property and casualty case reserves include only claims that have been incurred and reported to the insurance company. In a traditional property and casualty company, claims are incurred when defined events occur such as an automobile accident, home fire or storm. Unlike traditional property and casualty claims, financial guaranty losses arise from the extension of credit protection and occur as the result of the credit deterioration of the issuer or underlying assets of the insured obligations over the lives of those insured obligations. Such deterioration and ultimate loss amounts can be projected based on historical experience in order to estimate probable loss, if any. Accordingly, specific loss events that require case reserves include (1) policies under which claim payments have been made and additional claim payments are expected and (2) policies under which claim payments are probable and reasonably estimable, but have not yet been made.

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

Non-Specific Reserve

        The Company establishes a non-specific reserve on its portfolio of credits because management believes that a portfolio of insured obligations will deteriorate over its life and that the existence of inherent loss can be statistically estimated using data such as that published by rating agencies. The establishment of the reserve is a systematic process that considers this quantitative, statistical information obtained primarily from Moody's and S&P, together with qualitative factors such as overall credit quality trends resulting from economic and political conditions, recent loss experience in particular segments of the portfolio and changes in underwriting policies and procedures. The factors used to establish reserves are evaluated periodically by comparing the statistically computed loss amount with the incurred losses as represented by case reserve activity to develop an experience factor that is updated and applied to current-year originations. Management's best estimate of inherent losses associated with providing credit protection at each balance sheet date is evaluated by applying the Moody's expected loss algorithm as an estimate of the reserve required for non-investment grade risks not requiring a core reserve. If such amount is greater than 10% of the statistical product then an additional contribution to the non-specific reserve is made.

        The non-specific reserve established considers all levels of protection (e.g., reinsurance and overcollateralization). Net par outstanding for policies originated in the current period is multiplied by loss frequency and severity factors, with the resulting amounts discounted at the risk-free rates using the treasury yield curve (the "statistical calculation"). The discount rate does not change and is used to accrete the loss for the life of each policy. The loss factors used for the calculation are the product of default frequency rates obtained from Moody's and severity factors obtained from S&P. Moody's is chosen for default frequency rates due to its credibility, large population, statistical format and reliability of future update. The Moody's default information is applied to all credit sectors or asset classes as described below. In its publication of default rates for bonds issued from 1970-2007, Moody's tracks bonds over a 20-year horizon by credit rating at time of issuance. For the purpose of establishing appropriate severity factors, the Company's methodology segregates the portfolio into asset classes, including health care transactions, all other public finance transactions, pooled corporate transactions, commercial real estate, and all other asset-backed transactions. The severity factors are derived from capital charge assessments provided by S&P. S&P capital charges project loss levels by asset class and are incorporated into their capital adequacy stress scenario analysis.

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

        In order to determine any adjustment to the non-specific reserve, management uses a methodology that references a calculation of expected loss for risks that are below-investment-grade according to the Company's ratings. The calculation of expected loss relies on the following assumptions and parameters:

  •
  FSA credit rating of the risk

  •
  FSA sector assigned (default rate and severity are defined by sector)

  •
  Average life

  •
  Moody's severity assumptions

  •
  Moody's default assumptions

        In 2008, management recorded additional non-specific reserves as a result of such analysis.

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

        Management believes that accounting literature in effect for 2008 does not address the unique attributes of financial guaranty insurance. As an insurance enterprise, the Company initially refers to the accounting and financial reporting guidance in SFAS 60. In establishing loss liabilities, the Company relies principally on SFAS 60, which prescribes differing treatment depending on whether a contract is a short-duration contract or a long-duration contract. Financial guaranty insurance does not fall clearly within the definition of either short-duration or long-duration contracts. Therefore, the Company does not believe that SFAS 60 alone provides sufficient guidance for financial guaranty claim liability recognition.

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

        Effective January 1, 2009, the Company's measurement and recognition of claims liabilities will change due to the adoption of SFAS 163, as described in "—Recently Issued Accounting Standards."

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

Cash collateral received from derivative counterparties is netted with derivative receivables from the same counterparties when the right of offset exists under master netting agreements.

        The gains and losses relating to derivatives not designated as fair-value hedges are included in "net realized and unrealized gains (losses) on derivative instruments" in the consolidated statements of operations and comprehensive income. The gains and losses related to derivatives designated as fair-value hedges are included in either "net interest income from financial products segment" or "net interest expense from financial products segment," as appropriate, along with the offsetting change in the fair value of the risk being hedged. Hedge accounting is applied to fair value hedges provided certain criteria are met. See Note 16 for more information. All cash flows from derivative instruments are classified as "financial products segment net derivative receipts (payments)" on the statement of cash flows, regardless of their designation as fair-value hedges.

        The Company also has a portfolio of insured derivatives (primarily CDS). It considers these agreements to be a normal part of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. It ceased issuing asset-backed guarantees in August 2008. These agreements are recorded at fair value. Changes in fair value are recorded in "net change in fair value of credit derivatives."

        In consultation with the Securities and Exchange Commission (the "SEC"), members of the financial guaranty industry have collaborated to develop a presentation of credit derivatives issued by financial guaranty insurers that is more consistent with that of non-insurers. Prior-period balances have been reclassified to conform to the current presentation. The reclassifications do not affect net income or equity, although they do affect various revenue, asset and liability line items. Changes in fair value are recorded in "net change in fair value of credit derivatives" in the consolidated statements of operations and comprehensive income. The "realized gains (losses) and other settlements" component of this income statement line includes premiums received and receivable on written CDS contracts and premiums paid and payable on purchased contracts. If a credit event occurred that required a payment under the contract terms, this line item would also include losses paid and payable to CDS contract counterparties due to the credit event and losses recovered and recoverable on purchased contracts.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

        Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized transactions and recorded at contract value plus accrued interest. It is the Company's policy to take possession of securities borrowed under agreements to resell.

Financial Products Segment Debt

        FP segment debt is recorded at amortized cost or fair value, if the fair value option was elected. Certain VIE liabilities include embedded derivatives. Prior to the adoption of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") on January 1, 2008, changes in fair value of embedded derivatives in VIE debt were recorded in "net realized and unrealized gains (losses) on derivative instruments." In 2008, the fair value option was elected for all VIE liabilities containing embedded derivatives and the change in fair value of the entire debt instrument is recorded in "net unrealized gains (losses) on financial instruments at fair value."

Foreign Currency Translation

        Monetary assets and liabilities denominated in foreign currencies are translated at the spot rate at the balance sheet date. Non-monetary assets and liabilities are recorded at historical rates. Revenues and expenses denominated in foreign currencies are translated at average rates prevailing during the year. Unrealized gains and losses on available-for-sale securities resulting from translating investments denominated in foreign currencies are recorded in accumulated other comprehensive income unless the security is deemed OTTI. Gains and losses from transactions in foreign currencies are recorded in "other income."

Federal Income Taxes

        The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes arising from temporary differences between the tax bases of assets and liabilities and the amounts reported in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are evaluated for recoverability and a valuation allowance is established if a deferred tax asset is determined to be non-recoverable.

        Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in other assets.

        The Company recognizes tax benefits only if a tax position is "more likely than not" to prevail.

Special Purpose Entities

        Asset-backed and, to a lesser extent, public finance transactions insured by the Company may employ special purpose entities ("SPEs") for a variety of purposes. A typical asset-backed transaction, for example, employs an SPE as the purchaser of the securitized assets and as the issuer of the insured obligations. SPEs are typically owned by transaction sponsors or charitable trusts, although the Company may have an ownership interest in some cases. The Company generally maintains certain contractual rights and exercises varying degrees of influence over SPE issuers of FSA-insured obligations.

        The Company also bears some of the "risks and rewards" associated with the performance of those SPE's assets. Specifically, as issuer of the financial guaranty insurance policy insuring a given SPE's obligations, the Company bears the risk of asset performance (typically, but not always, after a significant depletion of overcollateralization, excess spread, a deductible or other credit protection).

        The Company's underwriting guidelines for public finance obligations generally require that a transaction be rated investment grade when FSA's insurance is applied. The Company's underwriting guidelines for asset-backed obligations, which it followed prior to its August 2008 decision to cease insuring such obligations, varied by obligation type in order to reflect different structures and types of credit support. The Company sought to insure asset-backed obligations that generally provided for one or more forms of overcollateralization or third-party protection. In addition, the SPE typically pays a periodic premium to the Company in consideration of the issuance by the Company of its insurance policy, with the SPE's assets typically serving as the source of payment of such premium, thereby providing some of the "rewards" of the SPE's assets to the Company. SPEs are also employed by the Company in connection with secondary market transactions and with refinancing underperforming, non-investment-grade transactions insured by FSA. See Note 7 for more information.

        The degree of influence exercised by FSA over these SPEs varies from transaction to transaction, as does the degree to which "risks and rewards" associated with asset performance are assumed by FSA. In analyzing special purpose entities described above, the Company considers reinsurance to be an implicit variable interest. Where the Company determines it is required to consolidate the special purpose entity, the outstanding exposure is excluded from outstanding exposure amounts reported.

        The Company is required to consolidate SPEs that are considered VIEs where the Company is considered the primary beneficiary.

        In determining whether the Company is the Primary Beneficiary of a particular VIE, a number of factors are considered. The significant factors considered are: the design of the entity and the risks it was created to pass-along to variable interest holders; the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure; the exposure that the Company cedes to third party reinsurers, to reduce the extent of expected loss which the Company absorbs; and the portion of the VIE's total notional exposure covered by the Company's insurance policy. The Company's accounting policy is to first conduct a qualitative analysis based on the design of the VIE in order to identify whether it is the primary beneficiary. Should the qualitative analysis not provide a basis for conclusion, the Company will perform a quantitative analysis in order to determine if it is the primary beneficiary of the VIE under review.

        In considering the significance of its interest in a particular VIE, the Company considers the extent to which both the variability it absorbs from the VIE and the Company's exposure to that VIE are material to the Company's own financial statements. The Company believes that its surveillance categories are an appropriate measure to use for identification of VIEs in which the Company absorbs other than insignificant variability. VIEs selected for this purpose are related to risks classified as surveillance Category IV, defined as "demonstrating sufficient deterioration to indicate that material credit losses are possible even though not yet probable" or risks classified as surveillance Category V, defined as "transactions where losses are probable." The Company believes that VIE-related risks classified as surveillance Categories IV and V are VIEs in which the Company absorbs a significant portion of the variability created by the particular VIE. For a more detailed description of the surveillance categories used by the Company, see Note 9.

        VIEs in which the Company holds a significant variable interest, but which are not consolidated, have been aggregated according to principle line of business for the purpose of disclosing the nature and extent of the Company's exposure to such VIEs. The Company aggregates such VIEs according to principle line of business to appropriately reflect the VIE risk and reward characteristics in an aggregated manner. The table below displays the Company's exposure to these VIEs at December 31, 2008.

Non-Consolidated VIEs

	At December 31, 2008
	Liability
	Net Case Reserve	Net Non- Specific Reserve	Fair Value of Credit Derivatives	Net Par Outstanding(1)	Number of VIEs
	(dollars in thousands)
Asset-backed:
Domestic
Residential mortgages	$1,221,410	$36,422	$11,263	$9,130,637	59
Consumer receivables	—	9,163	—	88,438	1
Pooled corporate	25,866	—	110,488	797,835	10
Other	—	—	34,981	125,710	1

Total asset-backed	1,247,276	45,585	156,732	10,142,620	71
Public finance:
Domestic	263	—	—	239	1
International	10,960	—	—	509,520	7

Total public finance	11,223	—	—	509,759	8

Total	$1,258,499	$45,585	$156,732	$10,652,379	79

(1)
Represents the net par outstanding that corresponds to insured bonds issued by VIEs.

        FSA's interest in these non-consolidated VIEs is included in "losses and loss adjustment expenses" and "credit derivatives" in the Company's balance sheet.

        The Company has consolidated certain VIEs for which it has determined that it is the primary beneficiary. The table below shows the carrying value and classification of the consolidated VIE assets and liabilities in the Company's financial statements:

Consolidated VIEs

	At December 31, 2008
	Total Assets	Total Liabilities
	(in thousands)
FP segment VIEs	$1,343,888	$1,396,261

        FSA has provided financial guarantee insurance contracts on the assets held and the notes issued by FSA Global Funding and, as such, FSA is exposed to the risk of non-payment of the assets held by FSA Global Funding. In addition, aside from the financial guarantee insurance contracts provided by FSA, there are no arrangements, either explicit or implicit, which could require the Company to provide financial support to the VIEs.

Employee Compensation Plans

        The Company records a liability in other liabilities related to the vested portion of employees' outstanding "performance shares" under the Company's 2004 Equity Participation Plan and 1993 Equity Participation Plan (the "Equity Plans"). The expense is recognized ratably over specified performance cycles. The Company also records prepaid assets for Dexia restricted share awards made under the Company's Equity Plans and amortize these amounts over the employees' vesting periods. For more information regarding the Equity Plans, see Note 14.

        Under SFAS No. 123, "Share-Based Payment" (revised 2004), the Company recorded $1.2 million and $1.0 million in additional after-tax expense related to the Dexia Employee Share Plans in 2007 and 2006, respectively. There was no expense recorded in 2008.

Recently Issued Accounting Standards

        In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157"). FSP 157 clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on the Company's financial position or results of operations or cash flows.

Recently Issued Accounting Standards that are Not Yet Effective

        In May 2008, the FASB issued SFAS 163. This statement addresses accounting standards applicable to existing and future financial guaranty insurance and reinsurance contracts issued by insurance companies, including accounting for claims liability measurement and recognition and premium recognition and related disclosures. SFAS 163 requires the Company to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected net cash flows. The premium earnings methodology under SFAS 163 will be based on a constant rate methodology. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivatives within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 163 also requires the Company to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guaranty contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements related to claim liabilities which were effective for financial statements prepared as of September 30, 2008. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing the impact of SFAS 163 on the Company's consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133" ("SFAS 161"). This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company's consolidated financial position and results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. SFAS 160 also addresses the accounting for deconsolidations of certain subsidiaries. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company is currently assessing the impact of SFAS 160 on the Company's consolidated financial position, results of operations and cash flows.

3. FAIR VALUE MEASUREMENT

        The Company adopted SFAS 157, effective January 1, 2008. SFAS 157 addresses how companies should measure fair value when required to use fair value measures under GAAP. SFAS 157:

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

        In February 2007 the FASB issued SFAS 159. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. The Company adopted SFAS 159 on January 1, 2008 and elected fair value accounting for certain FP segment debt and certain assets acquired in refinancing FSA-insured transactions not previously carried at fair value. For more information regarding the fair value option, see Note 4.

        The Company applied its valuation methodologies for its assets and liabilities measured at fair value to all of the assets and liabilities carried at fair value effective January 1, 2008, whether those instruments are carried at fair value as a result of the adoption of SFAS 159 or in compliance with other authoritative accounting guidance. The Company has fair value committees to review and approve valuations and assumptions used in its models. These committees meet quarterly prior to the Company issuing its financial statements.

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

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        The transition adjustment in connection with the adoption of SFAS 157 was an increase of $26.6 million after-tax to beginning retained earnings, which relates to day one gains that had been deferred under EITF 02-03.

        The following table summarizes the components of the fair-value adjustments included in the consolidated statements of operations and comprehensive income:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
REVENUES Gains/(Losses):
Net realized gains (losses) from general investment portfolio:
Fair-value adjustment attributable to impairment charges in general investment portfolio	$(5,977)	$—	$(3,292)

Net change in fair value of credit derivatives (See Note 15)	$(618,072)	$(539,809)	$119,023

Net interest income from financial products segment(1):
Fair-value adjustments on FP segment investment portfolio	$448,343	$—	$—
Fair-value adjustments on FP segment derivatives	(460,256)	—	—

Net interest income from financial products segment	$(11,913)	$—	$—

Net realized gains (losses) from financial products segment:
Fair-value adjustments attributable to impairment charges in FP segment investment portfolio	$(8,634,065)	$(11,100)	$—

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(2) (See Note 16)	$1,424,237	$62,058	$130,150
Other financial guaranty segment derivatives	285	743	1,229

Net realized and unrealized gains (losses) on derivative instruments	$1,424,522	$62,801	$131,379

Net unrealized gains (losses) on financial instruments at fair value:
Financial guaranty segment:
Assets acquired in refinancing transactions	$(17,200)	$—	$—
Committed preferred trust securities	100,000	—	—

Net unrealized gains (losses) on financial instruments at fair value in the financial guaranty segment	82,800	—	—

FP segment:
Assets designated as trading portfolio	(202,582)	13,991	3,575
Fixed-rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	(1,127,059)	—	—
Fair-value adjustments attributable to the Company's own credit risk	1,377,204	—	—

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	47,563	13,991	3,575

Net unrealized gains (losses) on financial instruments at fair value	$130,363	$13,991	$3,575

Net realized gains (losses) from assets acquired in refinancing transactions:
Fair-value adjustments attributable to assets acquired in refinancing transactions portfolio	$(7,723)	$—	$(2,523)

Other income(3)	$(38,920)	$(6,380)	$5,307

EXPENSES (Gains)/Losses:
Net interest expense from financial products segment(4):
Fair-value adjustments on FP segment debt	$—	$146,893	$(56,655)
Fair-value adjustments on FP segment derivatives	—	(174,074)	39,932

Net interest expense from financial products segment	$—	$(27,181)	$(16,723)

(1)
There was no hedge accounting in 2007 or 2006.

(2)
Represents derivatives not in designated fair-value hedging relationships.

(3)
Represents fair-value adjustments on the assets that economically defease the Company's liability for deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP").

(4)
There is no hedge accounting in 2008.

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

        The following is a description of the valuation methodologies the Company uses for financial instruments including the general classification of such instruments within the valuation hierarchy.

General Investment Portfolio

        The fair value of bonds in the General Investment Portfolio is generally based on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. Assets in this category are primarily categorized as Level 2.

        At December 31, 2008, the Company's equity securities were comprised of common stock of Dexia. The fair value of the common stock is based upon quoted prices and is categorized as Level 1. At December 31, 2007, the fair value of the Company's equity investment in Syncora Guarantee Re Ltd. ("SGR") was based on redemption value and other inputs.

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

FP Segment Investment Portfolio

        The FP Segment Investment Portfolio is comprised of investments made with the proceeds of FSA-insured GICs. Together with the VIE Investment Portfolio, it forms the FP Segment Investment Portfolio. The available-for-sale FP Investment Portfolio is broadly comprised of short-term investments, non-agency RMBS, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations ("CDOs"), and other asset backed securities. In addition to its available-for-sale portfolio, the FP Investment Portfolio includes foreign currency denominated securities classified as "trading."

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

        The trading portfolio is comprised of U.K. pound sterling-denominated inflation-linked bonds for which fair value is based on broker quotes that are derived from their internally-developed models that use observable market inputs to the extent possible. The investments are classified as Level 3.

Cash

        For cash, the carrying amount equals fair value.

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

Credit Derivatives in the Insured Portfolio

        The Company's insured portfolio includes contracts accounted for as derivatives, namely,

  •
  CDS contracts in which the Company sells protection to various financial credit institutions, and in certain cases, purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies,

  •
  insured interest rate ("IR") swaps entered into by the issuer in connection with the issuance of certain public finance obligations, which guaranty the municipality's performance under the IR swap to the IR swap counterparty,

  •
  insured net interest margin ("NIM") securitizations and other financial guaranty contracts that guarantee risks other than credit risk, such as interest rate basis risk ("FG contracts with embedded derivatives") issued after January 1, 2007.

        The Company considers all such agreements to be a normal part of its financial guaranty insurance business but, for accounting purposes, these contracts are deemed to be derivative instruments and therefore must be recorded at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive income in "net change in fair value of credit derivatives."

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

        The Company's accounting policy regarding CDS contract valuations requires management to make numerous complex and subjective judgments relating to amounts that are inherently uncertain. CDS contracts are valued using proprietary models because such instruments are unique, complex and are typically highly customized transactions. Valuation models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based on market developments and improvements in modeling techniques and the availability of market observable data. Due to the significance of unobservable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

        Significant assumptions that, if changed, could result in materially different fair values include:

  •
  the assumed credit quality of the underlying referenced obligations,

  •
  the assumed credit spread attributable to credit risk of the underlying referenced obligations exclusive of funding costs,

  •
  the reference credit index used, which includes a market correlation factor for pooled corporate CDS contracts, and

  •
  the price source and credit spread attributable to the Company's own credit risk.

        Market perceptions of credit deterioration of the underlying referenced obligation would result in an increase in the expected exit value (the amount required to be paid to exit the transaction due to wider credit spreads).

  Fair Value of CDS Contracts in which the Company Sells Protection

        Determination of Current Exit Value Premium:    The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the duration of the contract. The "exit price" derived is technically an "entry price" and not an "exit price" (i.e., the price that would be received to sell an asset or paid to transfer a liability that is required under SFAS 157). This is because a monoline insurer cannot observe "exit prices" for the CDS contract that it writes in a principal market since these contracts are not transferable. While SFAS 157 provides that the transaction (entry) price and the exit price may not be equal if the transaction price includes transaction costs, the Company believes those transaction costs would be the same in an "entry" market and a hypothetical "exit" market and thus it would be inappropriate to record a day one gain when using the estimated "entry price" to determine the exit value premium.

        Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, if available, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions.

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

        In the ordinary course, the Company does not post collateral to the counterparty as security for the Company's obligation under CDS contracts. As a result, the Company receives a smaller fee than it would for a CDS contract that required the posting of collateral. In order to calculate the exit value premium for CDS that do not require collateral to be posted, the Company applies a factor (the "non-collateral posting factor") to the indicated market premium for CDS contracts that require collateral to be posted. The non-collateral posting factor was 70% for the year ended December 31, 2008.

        The Company calculates the non-collateral posting factor quarterly based in part on observable market inputs. In the market where transactions are executed, the Company has observed since the beginning of 2008 that when a collateral posting counterparty executes a CDS contract purchasing protection from a non-collateral posting counterparty, it will hold back a minimum of 20% of the CDS premium it charged to provide the CDS protection. The Company believes that the non-collateral posting factor has the effect of adjusting the fair value of these contracts for the Company's credit quality in addition to adjusting the contract to a collateral posting basis. Accordingly, the Company adds to the 20% minimum an additional amount to reflect the market price of CDS protection on FSA. The Company estimated the additional amount as of December 31, 2008 to be 50% using an algorithm that uses as an input FSA's current annual five-year CDS credit spread, which was approximately 1,421 basis points as of December 31, 2008. The Company uses the current five-year CDS credit spread based on its observation that the five-year instrument is the standard term for CDS contracts used to hedge counterparty credit risk. Quoted prices for shorter or longer terms are typically not available and, when available, are less reliable.

        The underlying securities of the Company's CDS contracts are predominantly corporate obligations, specifically investment grade pooled corporate CDS, high yield pooled corporate CDS and collateralized loan obligations ("CLOs"). The Company's exposure to underlying securities such as those backed by domestic RMBS and CDOs of ABS was less than one percent of the total CDS par outstanding as of December 31, 2008.

        Below is an explanation of how the Company determines the current exit value for each of the following types of CDS contracts:

  •
  Pooled Corporate CDS Contracts:

  •
  investment grade pooled corporate CDS;

  •
  high yield pooled corporate CDS; and

  •
  CDS of funded CDOs and CLOs.

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

        Investment-Grade Pooled Corporate CDS Contracts:    The Company applies quoted prices to its investment-grade pooled corporate CDS contracts ("IG CDS") by stratifying its IG CDS contracts into four maturity bands: less than 3.5 years; 3.5 to 5.5 years; 5.5 to 7.5 years; and 7.5 to 10 years. Within the maturity bands, further distinction is made for contracts that have a significantly higher starting attachment point (usually 30% or higher).

        The CDX North America IG Index ("CDX IG Index") is comprised of prices sourced from 125 North American investment grade CDS quoted (each, an "Index CDS") and is supported by at least 10 of the largest CDS dealers. In addition to the full capital structure, the CDX IG Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 3%; 3 to 7%; 7 to10%; 10 to 15%; 15 to 30% and 30 to 100%. Approximately every six months, a new "series" of the CDX IG Index is published ("on-the-run") based on a new grouping of 125 Index CDS, which changes the composition of the 125 Index CDS of older ("off-the-run") series. Each quarter, the Company compares the composition of the 125 Index CDS in both the on-the-run and off-the run series of the CDX IG Index to the CDS pool referenced by the Company's IG CDS contracts (the "reference CDS pool") and uses the average of the series of the CDX IG Index and the comparable iTraxx Index that most closely relates to the credit characteristics of the Company's IG CDS contracts, mainly the Weighted-Average Rating Factor ("WARF"), of the Company's IG CDS contracts. The Company also remodels each of its contracts to determine if the credit quality remains Super Triple-A and compares the WARF of the index to the WARF of each of the Company's IG CDS contracts. A "Super Triple-A" credit rating indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating. WARF is a 10,000 point scale developed by Moody's that is used as an indicator of collateral pool risk. A higher WARF indicates a lower average collateral rating.

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

        The Company's IG CDS contracts typically attach at 10% or higher. The following table indicates FSA's typical attachment points and total tranche widths:

Portfolio Classification	Index Quoted Duration	FSA's Typical Attachment Point	FSA's Total Tranche Width
	(in years)
Less than 3.5 Yrs	3	10%	90%
3.5 to 5.5 Yrs	5	10	90
5.5 to 7.5 Yrs:
Lower attachment	7	15	85
Higher attachment	7	30	70
7.5 to 10 Yrs:
Lower attachment	10	15	82.5
Higher attachment	10	30	70

        To calculate the weighted average price for the entire tranche width of the Company's IG CDS (the "total tranche width"), a price is obtained for each quoted tranche comprising the total tranche width, and the sum of the weighted average prices is divided by the total tranche width. The price for each quoted tranche is the mid-market of the quoted price for that tranche, weighted by the width of that tranche. The following table illustrates the calculation of the weighted-average price of the Company's IG CDS contracts with a maturity of up to 3.5 years, given quoted CDX IG tranche prices of 332 basis points, 83.5 basis points and 68.4 basis points for the 10 to 15%, 15 to 30%, and 30 to 100% tranches, respectively.

FSA Portfolio Classification
	CDX IG Mid-Market Price Multiplied by the Tranche Width
Attachment/ Detachment					Total Tranche Width	Weighted Average Price
	10 to 15%	15 to 30%	30 to 100%	Total
Less than 3.5 Yrs	332 bps × 5 = 1,660.0	83.5 bps × 15 = 1,252.5	68.4 bps × 70 = 4,788.0	7,700.5	90	85.6 bps

        The Company applies a factor to the quoted prices (the "IG calibration factor"). The calibration factor is intended to calibrate the index price to each of the Company's pooled corporate investment grade CDS contracts, which reference pools of entities that are typically of lower average credit quality than those reflected in the CDX IG Index. The IG calibration factor is determined for each IG CDS contract by calibrating the WARF of the index so that it approximately equals the WARF of each IG CDS contract. To do so, the Company recalculates the index price after removing from the index the reference obligations that have the highest ratings. This recalculated index price is then divided by the unadjusted index to arrive at the IG calibration factor. As of December 31, 2008, the IG calibration factor applied to the Company's IG CDS contracts ranged from 112% to 530% of the WARF of the index.

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

        To arrive at the exit value premium applied to each of the Company's IG CDS contracts, the Company:

  (a)
  determines the weighted average of the mid-market prices for the applicable tranches by (1) multiplying the mid-market price for each tranche by the tranche width and (2) dividing the total amount derived by the total tranche width, using CDX IG and iTraxx quoted prices; and then

  (b)
  applies the IG calibration factor and non-collateral posting factor to the weighted-average market price determined for each maturity band.

        Below is an example of the pricing algorithm that is applied to the Company's domestic IG CDS contracts with durations of 3.5 to 5.5 years, assuming an average IG calibration factor of 296%, to determine the exit premium value as of December 31, 2008:

Index Duration	Unadjusted Quoted Price	After IG Calibration Factor	Adjusted to Non-Collateral Posting Contract Value
5 yrs	85.1 bps	251.9 bps	75.6 bps

        High-Yield Pooled Corporate CDS Contracts:    In order to estimate the market price for high-yield pooled corporate CDS contracts ("HY CDS"), the Company uses the average of the dealer mid-market prices obtained for the most senior quoted of the respective three-year, five-year and seven-year tranches of the CDX North America High Yield Index ("CDX HY Index"). The CDX HY Index is comprised of prices sourced from 100 of the most liquid North American high yield CDS quoted (each, an "Index CDS") and is supported by more than 10 of the largest CDS dealers. In addition to the full capital structure, the CDX HY Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 10%; 10 to 15%; 15 to 25%; 25 to 35%; and 35 to 100%. The Company uses an average of the dealer mid-market quotes of the index because the Company believes that dealer price quotes have historically been indicative of where trades have been executed in the high-yield market.

        The Company applies a factor to the quoted prices (the "HY calibration factor"). The HY calibration factor is intended to calibrate the index price to each of the Company's pooled corporate high-yield CDS contracts, which reference pools of entities that are typically of higher average credit quality than those reflected in the CDX HY Index. The HY calibration factor is determined for each HY CDS contract by calibrating the WARF of the index so that it approximately equals the WARF of each HY CDS contract. To do so, the Company recalculates the index price after removing from the index the reference obligations that have the lowest ratings. This recalculated index price is then divided by the unadjusted index to arrive at the HY calibration factor. At December 31, 2008, the HY calibration factor applied to the Company's HY CDS contracts ranged from 28% to 100% of the WARF of the index.

        Approximately every six months, a new "series" of the CDX HY Index is published ("on-the-run") based on a new grouping of 100 single name CDS, which changes the composition of the Index of older ("off-the-run") series. The Company compares the composition of the Index in both the on-the-run and off-the run series of the HY index to each CDS pool (i.e., "reference entities" or companies included in each contract) referenced by the Company's contracts (the "reference CDS pool"). Based on that comparison, the Company determines which of the actively quoted series most closely relates to the credit characteristics, mainly with reference to the WARF, of the Company's HY CDS contracts, and then uses the average of dealer quotes of that series. The Company also remodels each of its contracts to determine if the credit quality remains Super Triple-A and compares the WARF of the index to the WARF of each of the Company's HY CDS contracts.

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

  •
  The appropriate HY calibration factor and a 70% non-collateral posting factor adjustment are applied to the average of the quotes received at December 31, 2008.

        Below is an example of the pricing algorithm that is applied to the Company's domestic HY CDS contracts with durations of 3.5 to 5.5 years, assuming an average HY calibration factor of 100% to determine the exit premium value as of December 31, 2008:

Index Duration	Unadjusted Quoted Price	After HY Calibration Factor	Adjusted to Non-Collateral Posting Contract Value
5 yrs	266.3 bps	266.3 bps	79.9 bps

        CDS of Funded CDOs and CLOs:    Prior to August 2008, the Company sold protection to financial institutions in a principal-to-principal market in which transactions are highly customized and negotiated independently. The Company therefore cannot observe "exit" prices for the CDS contracts it writes in this market since these contracts are not transferable. In the absence of a principal exit market, the Company determines the fair value of a CDS contract it writes by using an internally-developed estimate of an "exit price" that a hypothetical market participant (i.e., a similarly rated monoline financial guarantee insurer, or "monoline insurer") would accept to assume the risk from the CDS writer on the measurement date, on terms identical to the contract written by the CDS writer. The Company believes this approach is reasonable because the hypothetical exit market has been defined as other monoline insurers. In essence, the exit market participants are the same as the monoline participants competing in the entry market.

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

        The CDS protection of a CLO provided by the Company is priced to capture only the credit spread component, as the CDS writer is not providing funding for the CLO, only credit protection. The contracts on which the Company has provided credit protection are regularly evaluated to ascertain whether or not the original Triple-A credit rating is still considered appropriate. The Company determines the exit value premium for all these CDS of CLO contracts in its portfolio that are rated Triple-A with reference to the Triple-A CLO Funded Rate, which is currently the only regularly and frequently quoted rate observable in the market. The Triple-A CLO Funded Rate was 500 bps as of

December 31, 2008. The Company applies a credit component factor to the Triple-A CLO Funded Rate as a means of estimating the fair value of its Triple-A rated contract, which only refers to the credit component. The credit and funding components were 50% each as of December 31, 2008. The components are determined judgmentally and can vary based on estimates provided to the Company by external market participants, specifically purchasers of CDS protection on Triple-A CLO risk and investors in Triple-A CLO bonds.

        To arrive at the exit value premium that is applied to each of the Company' CDO and CLO CDS contracts, the non-collateral posting factor is applied to the weighted-average market price determined for each maturity band.

        The determination of the exit value premium is summarized as follows:

	Triple-A CLO Funded Rate	After Credit Component Factor	After Non-Collateral Posting Factor
Rate	500 bps	250 bps	75 bps

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

        The Company determines the fair value of a CDS contract in which it purchases protection from a reinsurer (the "ceded CDS contract") as the proportionate percentage of the fair value of the related written CDS contracts, adjusted for any ceding commission and consideration of counterparty risk. In quota share reinsurance agreements, the assuming reinsurer typically pays a ceding commission periodically over the life of the CDS contract to the ceding company that is intended to defray the ceding company's costs for the services it provides to the reinsurer, such as risk selection, underwriting activities and ongoing servicing and reporting. As an element of the fair value of the ceded CDS contract, the ceding commission paid to the ceding company represents the ceding company's profit on the ceded CDS contract after considering counterparty credit risk, (i.e., the difference between (a) the price of the protection the ceding company purchased from the reinsurer, which is net of the ceding commission, and (b) the price that the ceding company would receive to exit the ceded CDS contract in its principal market, which is comprised of other ceding insurers of comparable credit standing). The Company applies a credit valuation adjustment to the fair value of a ceded CDS contract due from a reinsurer if the reinsurer's credit quality (as determined by CDS price if available, or if not, its credit rating) is less than that of the Company's based upon the premise that the exit market for these contracts would be another monoline financial guarantee insurer that has similar credit rating or spread as the Company.

  Insured Interest Rate Swaps and Financial Guarantee Contracts Deemed to be Derivatives

        The Company insures IR swaps entered into in connection with the issuance of certain public finance obligations. Because the financial guaranty contract insures a derivative, the financial guaranty contract is deemed to be a derivative. Therefore, the contract is required to be carried at fair value, with the change in fair value being recorded in the determination of net income (loss). As there is no observable market for these policies, the fair value of these contracts is determined by using an internally-developed model and, therefore, they are classified as Level 3 in the valuation hierarchy.

        Insured NIM securitizations issued in connection with certain mortgage-backed security financings and financial guaranty contracts with embedded derivatives are deemed to be hybrid instruments that contain an embedded derivative if they were issued after January 1, 2007. The Company elected to record these financial instruments at fair value under SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." Changes in the fair value of these contracts are recorded in the consolidated statements of operations and comprehensive income. As there is no observable market for these policies, the fair value of these contracts is based on internally-derived estimates and they are, therefore, classified as Level 3 in the valuation hierarchy.

FP Segment Derivatives

        Derivatives in the FP segment, except for those used to hedge the VIE debt, are valued using a pricing model that uses observable market inputs, such as interest rate curves, foreign exchange rates and inflation indices. These derivatives are therefore classified as Level 2 in the valuation hierarchy, except for exchange traded futures contracts, which are classified as Level 1, or Level 3 if any of the significant model inputs were not observable in the market. On the date of adoption, all derivatives used to hedge VIE debt were valued by obtaining prices from brokers or counterparties, and accordingly were classified as Level 3 in the valuation hierarchy. At December 31, 2008, the majority of these derivatives were valued using a pricing model that uses observable market inputs such as interest rate curves, foreign exchange rates and inflation indices. Therefore, these derivatives are classified as Level 2 in the valuation hierarchy at December 31, 2008. If a significant model input had been used that was not observable in the market, the derivative would have been classified as a Level 3 in the valuation hierarchy.

Other Assets and Other Liabilities and Minority Interest

        Other assets primarily include receivables for securities sold, deferred compensation plans ("DCP"), supplemental executive retirement plans ("SERP"), and committed preferred trust securities ("CPS"). As there is no observable market for the Company's CPS, fair value of the CPS is based on internally-derived estimates and, therefore, is categorized as Level 3 in the fair value hierarchy.

        The Company determined the fair value of the CPS by estimating the fair value of a floating rate security with an estimated market yield reflective of the underlying committed preferred security structure and the relevant coupon based on the capped auction rate.

        Other liabilities and minority interest include payables for securities purchased and derivative obligations. For receivable for securities sold and payable for securities purchased, the carrying amount is cost, which approximates fair value because of the short maturity.

FP Segment Debt

        The fair value of the FP segment debt is determined based on a discounted cash flow model. Fair value calculated by these models includes assumptions for interest rate curves based on selected benchmark securities and weighted average expected lives. In addition, the valuation of the fair-valued liabilities includes an adjustment to reflect the credit quality of FSA that represents the impact of changes in market credit spreads on these liabilities. The fair-valued liabilities are categorized as Level 3 in the valuation hierarchy. See Note 4 for a description of the FP segment debt for which the Company elected fair value option.

Net Financial Guarantee Contracts Written

        The fair value of net financial guarantees written is based on the estimated cost to the Company of transferring the outstanding insured portfolio to another financial guarantor of comparable credit standing, under current market conditions. The fair value of net financial guarantees written incorporates (i) deferred premium revenue, (ii) amounts recoverable from reinsurers on unpaid losses, (iii) estimated future installment premiums receivable, and (iv) losses and loss adjustment expenses. These fair values are based on inputs observable in the market, where available, as well as inputs which are not readily observable in the market. SFAS 157 requires the risk of nonperformance to be included in the estimation of fair value of financial liabilities. The Company's credit risk, as measured by the credit spread on its CDS, has been factored into the fair value of the financial guarantees written in order to account for the risk of nonperformance.

Notes Payable

        For notes payable, the carrying amount represents the principal amount due at maturity. The fair value is based on the quoted market price or other third party sources.

        The following table presents the financial instruments carried at fair value at December 31, 2008, by caption on the consolidated balance sheet and SFAS 157 valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2008
	Level 1	Level 2	Level 3	FIN 39 Netting(1)	Total
	(in thousands)
Assets:
General investment portfolio, available for sale:
Bonds	$—	$5,238,081	$45,167	$—	$5,283,248
Equity securities	374	—	—	—	374
Short-term investments	12,502	639,354	—	—	651,856
Financial products segment investment portfolio:
Available-for sale bonds	—	2,390,325	7,292,973	—	9,683,298
Short-term investments	471,480	—	—	—	471,480
Trading portfolio	—	—	147,241	—	147,241
Assets acquired in refinancing transactions	—	20,962	117,814	—	138,776
FP segment derivatives	63,972	1,622,201	(116,781)	(1,057,868)	511,524
Credit derivatives(2)	—	—	287,449	—	287,449
Other assets:
DCP and SERP	90,616	88	—	—	90,704
CPS	—	—	100,000	—	100,000

Total assets at fair value	$638,944	$9,911,011	$7,873,863	$(1,057,868)	$17,365,950

	At December 31, 2008
	Level 1	Level 2	Level 3	FIN 39 Netting(1)	Total
	(in thousands)
Liabilities:
FP segment debt	$—	$—	$8,030,909	$—	$8,030,909
FP segment derivatives	—	102,617	23,356	—	125,973
Credit derivatives	—	—	1,543,809	—	1,543,809
Other liabilities:
Other financial guarantee segment derivatives	—	(112)	—	—	(112)

Total liabilities at fair value	$—	$102,505	$9,598,074	$—	$9,700,579

(1)
As permitted by FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39," the Company has elected to net derivative receivables and payables and the related cash collateral received under a master netting agreement.

(2)
At December 31, 2008, approximately 97% or $278.1 million of the credit derivative asset in the "assets: credit derivatives" line item above represents the fair value of derivative contracts where the Company purchases protection on its CDS exposure. The remaining 3% or approximately $9.3 million relates to the fair value of certain of the Company's primary contracts (i.e., sold protection), where the fair value is in an asset position because the cash flows necessary to exit such a contract, including the effect of the Company's creditworthiness as determined by CDS referencing the Company's principal insurance subsidiary, would be less than the contractual cash flows to be received. Reinsurance and direct derivative contracts, which call for contractual fees below (reinsurance) or in excess of (direct contracts) the current market price, represent a benefit to the Company and, accordingly, are accounted for as credit derivative assets.

Non-Recurring Fair Value Measurements

        Mortgage loans in the portfolio of assets acquired in refinancing transactions are carried at the lower of cost or market on an aggregate basis. At December 31, 2008, such investments were carried at their market value of $13.8 million. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Changes in Level 3 Recurring Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the year ended December 31, 2008. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable data to the overall fair value measurement. However, Level 3 financial instruments may include, in addition to the unobservable or Level 3 components, observable components. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Level 3 assets were 38.9% of total assets at December 31, 2008. Level 3 liabilities were 37.7% of total liabilities at December 31, 2008.

Level 3 Rollforward

	Year Ended December 31, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at December 31, 2008
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) Recorded in:
	Fair Value at January 1, 2008				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3(2)	Fair Value at December 31, 2008
		Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
General investment portfolio, available for sale:
Bonds	$60,273	$(720	)(3)	$(10,968)	$(3,418)	$—	$45,167	$—
Equity securities	39,000	(36,075	)(3)	—	(2,925)	—	—	—
FP segment available-for sale bonds	14,764,502	(7,661,700	)(4)	1,399,432	(1,430,909)	221,648	7,292,973	(7,672,799)
FP trading portfolio	250,575	(193,721	)(5)	—	—	90,387	147,241	(193,721)
Assets acquired in refinancing transactions	170,492	(17,200	)(6)	(3,564)	(31,914)	—	117,814	(17,200)
FP segment debt	(9,367,135)	50,568	(7)	—	1,285,658	—	(8,030,909)	99,653
Net FP segment derivatives(8)	591,325	(108,149	)(9)	—		(623,314)	(140,138)	(94,995)
CPS	—	100,000	(5)	—	—	—	100,000	100,000
Net credit derivatives(8)	(522,033)	(618,072	)(10)	—	(116,255)	—	(1,256,360)	(632,678)

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

(10)
Reported in net change in fair value of credit derivatives.

        The table below shows the carrying amount and fair value of the Company's other financial instruments:

Other Financial Instruments(2)

	At December 31, 2008		At December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$14,073	$14,073	$229,264	$231,801
Other assets	278,244	278,244	594,568	594,568
Net financial guarantee contracts written	(3,509,599)	(3,256,605)	(1,949,161)	(1,748,668)
FP segment debt (1)	(8,401,374)	(6,115,799)	(17,870,128)	(17,952,258)
Notes payable	(730,000)	(186,700)	(730,000)	(551,820)
Other liabilities and minority interest	(476,903)	(476,903)	(676,058)	(676,058)

(1)
Represents the portion of FP segment debt not carried at fair value.

(2)
Excludes $1.3 billion of draws on the First Dexia Line of Credit outstanding at December 31, 2008.

4. FAIR VALUE OPTION

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

        The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its International Financial Reporting Standards reporting to Dexia. The requirement, under SFAS 157, to incorporate a reporting entity's own credit risk in the valuation of liabilities which are carried at fair value, has created additional volatility in earnings as credit risk is not hedged. The following table provides detail regarding the Company's elections by consolidated balance sheet line at January 1, 2008.

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

Elections

        On January 1, 2008, the Company elected to record the following at fair value:

  •
  Certain FP segment debt instruments including fixed-rate GICs and VIE liabilities for which interest rate risk is hedged using interest rate derivatives in accordance with the Company's risk management strategies. The fair value election enabled the Company to record GICs hedged with IR swaps and/or foreign exchange rate swaps at fair value without having to designate them in a fair value hedge relationship under SFAS 133, as it had previously.

  •
  Certain fixed-rate assets in the portfolio of assets acquired in refinancing transactions. The fair value election enabled the Company to record those assets that are economically hedged with derivatives at fair value without having to designate them in a fair value hedge relationship under SFAS 133.

Changes in Fair Value under the Fair Value Option Election

        The following table presents the pre-tax changes in fair value included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2008, for items for which the SFAS 159 fair value election was made.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

Year Ended December 31, 2008
(in thousands)
Assets acquired in refinancing transactions	$(17,200)
FP segment debt	250,145

        The table above includes gains of approximately $1.4 billion for the year ended December 31, 2008, that are attributable to changes in the Company's own credit spread.

Aggregate Fair Value and Aggregate Remaining Contractual Principal Balance Outstanding

        The following table reflects the aggregate fair value and the aggregate remaining contractual principal balance outstanding at December 31, 2008, for certain assets acquired in refinancing transactions and FP segment debt for which the SFAS 159 fair value option has been elected.

	At December 31, 2008
	Remaining Aggregate Contractual Principal Amount Outstanding		Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$133,124	(1)	$117,796
FP segment debt(2)	7,998,048		8,030,909

  (1)
  Includes $33.8 million of loans that are 90 days or more past due.

  (2)
  The fair-value adjustment for FP segment debt considers interest rate, foreign exchange rates and the Company's own credit risk.

5. GENERAL INVESTMENT PORTFOLIO

        The following table summarizes the components of the net investment income generated by the General Investment Portfolio:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Bonds and short-term investments	$265,256	$236,510	$217,253
Equity securities	1,609	3,483	4,523
Investment expenses	(2,684)	(3,334)	(2,926)

Net investment income from general investment portfolio	$264,181	$236,659	$218,850

        The credit quality of fixed-income securities in the General Investment Portfolio based on amortized cost was as follows:

General Investment Portfolio Fixed-Income Securities by Rating

Rating(1)	At December 31, 2008 Percent of Bonds
AAA(2)	43.3%
AA	36.0
A	19.1
BBB	1.5
Not Rated	0.1

Total	100.0%

  (1)
  Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2008.

  (2)
  Includes U.S. Treasury obligations which comprised 7.4% of the portfolio as of December 31, 2008.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments") that were acquired in the ordinary course of business. Of the bonds included in the General Investment Portfolio at December 31, 2008, 6.6% were insured by FSA and 28.6% were insured by other monolines. All of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA guaranty, was in the Single-A range. These assets are included in the Company's surveillance process and, at December 31, 2008, no loss reserves were anticipated on any of these assets. See Note 26 for more information.

        The amortized cost and fair value of the securities in the General Investment Portfolio were as follows:

General Investment Portfolio by Security Type

	At December 31, 2008
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,725	$9,127	$(23)	$112,829
Obligations of U.S. states and political subdivisions	4,321,118	87,081	(168,414)	4,239,785
Mortgage-backed securities	408,083	13,758	(9,492)	412,349
Corporate securities	206,188	7,745	(3,562)	210,371
Foreign securities(1)	333,646	334	(50,271)	283,709
Asset-backed securities	26,081	—	(1,876)	24,205

Total bonds	5,398,841	118,045	(233,638)	5,283,248
Short-term investments(2)	651,090	825	(59)	651,856

Total fixed-income securities	6,049,931	118,870	(233,697)	5,935,104
Equity securities	1,434	—	(1,060)	374

Total General Investment Portfolio	$6,051,365	$118,870	$(234,757)	$5,935,478

	At December 31, 2007
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,335	$4,201	$(87)	$101,449
Obligations of U.S. states and political subdivisions	3,920,509	149,893	(5,837)	4,064,565
Mortgage-backed securities	404,334	5,161	(1,698)	407,797
Corporate securities	198,379	3,943	(1,133)	201,189
Foreign securities(1)	248,006	8,584	(285)	256,305
Asset-backed securities	23,077	286	(4)	23,359

Total bonds	4,891,640	172,068	(9,044)	5,054,664
Short-term investments	96,263	2,260	(1,157)	97,366

Total fixed-income securities	4,987,903	174,328	(10,201)	5,152,030
Equity securities	40,020	4	(155)	39,869

Total General Investment Portfolio	$5,027,923	$174,332	$(10,356)	$5,191,899

(1)
The majority of foreign securities are government issues and corporate securities that are denominated primarily in U.K. pounds sterling.

(2)
Includes $24.2 million of short-term investments that are restricted.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio

	At December 31, 2008
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$137	$(1)	$136	(0.7)%
Obligations of U.S. states and political subdivisions		993,745	(58,846)	934,899	(5.9)
Mortgage-backed securities		8,684	(118)	8,566	(1.4)
Corporate securities		20,654	(1,459)	19,195	(7.1)
Foreign securities		220,257	(30,425)	189,832	(13.8)
Asset-backed securities		23,713	(1,476)	22,237	(6.2)

Total	311	1,267,190	(92,325)	1,174,865	(7.3)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		37	(1)	36	(2.7)
Obligations of U.S. states and political subdivisions		587,069	(53,447)	533,622	(9.1)
Mortgage-backed securities		31,793	(8,310)	23,483	(26.1)
Corporate securities		24,813	(1,428)	23,385	(5.8)
Foreign securities		95,887	(18,890)	76,997	(19.7)
Asset-backed securities		1,456	(117)	1,339	(8.0)

Total	233	741,055	(82,193)	658,862	(11.1)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		331	(21)	310	(6.3)
Obligations of U.S. states and political subdivisions		407,344	(56,121)	351,223	(13.8)
Mortgage-backed securities		10,157	(1,064)	9,093	(10.5)
Corporate securities		8,403	(675)	7,728	(8.0)
Foreign securities		4,072	(956)	3,116	(23.5)
Asset-backed securities		912	(283)	629	(31.0)

Total	186	431,219	(59,120)	372,099	(13.7)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		505	(23)	482	(4.6)
Obligations of U.S. states and political subdivisions		1,988,158	(168,414)	1,819,744	(8.5)
Mortgage-backed securities		50,634	(9,492)	41,142	(18.7)
Corporate securities		53,870	(3,562)	50,308	(6.6)
Foreign securities		320,216	(50,271)	269,945	(15.7)
Asset-backed securities		26,081	(1,876)	24,205	(7.2)

Total	730	$2,439,464	$(233,638)	$2,205,826	(9.6)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.1 million, or 18.5% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.0 million, or 17.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.8 million, or 37.6% of its amortized cost.

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

        In 2008, the Company had realized gains for sales of bonds, offset in part by an OTTI charge of $6.0 million for several municipal bonds. There were no OTTI charges in the General Investment Portfolio in 2007 and 2006.

        Management has determined that the remaining unrealized losses in fixed-income securities at December 31, 2008 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities, (b) the creditworthiness of the issuers, and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of December 31, 2008 and 2007, 100% of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income securities in the General Investment Portfolio at December 31, 2008 and 2007, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$833,163	$837,658	$155,988	$158,007
Due after one year through five years	1,036,673	1,046,008	1,354,829	1,425,246
Due after five years through ten years	823,928	828,063	818,382	853,861
Due after ten years	2,922,003	2,786,821	2,231,293	2,283,760
Mortgage-backed securities(1)	408,083	412,349	404,334	407,797
Asset-backed securities(2)	26,081	24,205	23,077	23,359

Total fixed-income securities in General Investment Portfolio	$6,049,931	$5,935,104	$4,987,903	$5,152,030

(1)
Stated maturities for mortgage-backed securities of three to 30 years at December 31, 2008 and of four to 30 years at December 31, 2007.

(2)
Stated maturities for asset-backed securities of one to 15 years at December 31, 2008 and of one to 15 years at December 31, 2007.

        Proceeds from sales of long-term bonds from the General Investment Portfolio during 2008, 2007 and 2006 were $4,011.4 million, $3,568.2 million and $1,637.3 million, respectively. Proceeds from maturities of bonds for the General Investment Portfolio during 2008, 2007 and 2006 were $519.2 million, $189.2 million and $163.3 million, respectively. Gross gains of $51.8 million, $5.6 million and $0.9 million and gross losses of $52.2 million, $7.5 million and $5.8 million were realized on sales in 2008, 2007 and 2006, respectively.

        Bonds and short-term investments at an amortized cost of $10.0 million and cash of $1.8 million at December 31, 2008 and bonds and short-term investments at an amortized cost of $10.1 million and cash of $1.8 million at December 31, 2007, were on deposit with regulatory authorities as required by insurance regulations.

Equity Investments

        In 2008, the Company sold its investment in SGR Redeemable Preferred Shares. Amounts recorded by the Company in connection with SGR are as follows:

	As of and for the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Equity securities	$—	$39,000	$54,016
Dividends earned from SGR	1,609	3,465	4,518
Realized gain (loss) on sale	(36,100)	—	—

6. FP SEGMENT INVESTMENT PORTFOLIO

        Within the FP Investment Portfolio, the Company classifies all securities as available-for-sale, except for securities owned by FSA-PAL which are classified as trading securities. The assets in the trading portfolio are bonds denominated in foreign currencies. The VIE Investment Portfolio is classified as available-for-sale at December 31, 2008.

FP Investment Portfolio

        The following table sets forth the FP Investment Portfolio fixed income securities based on ratings:

FP Investment Portfolio Fixed Income Securities by Rating

Rating(1)	At December 31, 2008 Percentage of FP Investment Portfolio
AAA	49.0%
AA	15.7
A	7.2
BBB	12.8
Below investment grade	15.3

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2008. Rating agencies continue to monitor the ratings on the residential mortgage-backed securities closely, and future adverse rating actions on these securities may occur.

        The FP Investment Portfolio includes FSA-Insured Investments bought in the ordinary course of business. Of the bonds included in the available-for-sale FP Investment Portfolio at December 31, 2008, 4.5% were insured by FSA. At that date, 98.1% of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA guaranty, was in the Triple-B range. Of the bonds included in the FP Investment Portfolio at December 31, 2008, 15.7% were insured by other monoline guarantors. These assets are included in the Company's surveillance process and, at December 31, 2008, no loss reserves were anticipated on any or these assets. See Note 26.

Trading Securities

        During 2008, the Company recorded unrealized losses of $202.6 million in income related to the assets in the trading portfolio, compared with unrealized gains of $14.0 million in 2007 and $3.6 million in 2006.

Available-for-Sale Securities

        The following tables present the amortized cost and fair value of available-for-sale bonds and short-term investments held in the FP Investment Portfolio:

Available-for-Sale Securities in the FP Investment Portfolio by Security Type

	At December 31, 2008
Investment Category	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$333,660	$—	$—	$333,660
Mortgage-backed securities	6,442,144	815	—	6,442,959
Corporate securities	357,501	2,786	—	360,287
Other securities(3)	1,617,077	5,983	—	1,623,060

Total available-for-sale bonds	8,750,382	9,584	—	8,759,966
Short-term investments	463,259	—	—	463,259

Total available-for-sale bonds and short-term investments	$9,213,641	$9,584	$—	$9,223,225

	At December 31, 2007
Investment Category	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$556,241	$5,608	$(6,367)	$555,482
Mortgage-backed securities	14,080,222	8,998	(1,316,493)	12,772,727
Corporate securities	521,727	15,569	(18,074)	519,222
Other securities(primarily asset-backed)	2,056,868	10,963	(118,772)	1,949,059

Total available-for-sale bonds	17,215,058	41,138	(1,459,706)	15,796,490
Short-term investments	1,918,729	—	—	1,918,729

Total available-for-sale bonds and short-term investments	$19,133,787	$41,138	$(1,459,706)	$17,715,219

(1)
Amortized cost includes fair value adjustments recorded as OTTI and hedge accounting adjustments.

(2)
All securities in an unrealized loss position at December 31, 2008 were recorded in the statement of operations and comprehensive income as OTTI in net realized gains (losses) from financial products segment. See "—Review of FP Investment Portfolio for Other-than-Temporary Impairments."

(3)
Includes primarily asset-backed, U.S. agency debentures and treasury securities.

        The following table shows the gross unrealized losses recorded in accumulated other comprehensive income and fair values of the available-for-sale bonds in the FP Investment Portfolio as of December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were no unrealized losses recorded in 2008. All securities in an unrealized loss position as of December 31, 2008, were recorded in OTTI.

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

        For the year ended December 31, 2008, the OTTI charge in the FP Investment Portfolio was $8,397.9 million and was recorded in net realized gains (losses) from financial products segment. The amount of the OTTI charge recorded in the statement of operations and comprehensive income is not necessarily indicative of management's estimate of economic loss, but instead represents the write-down to current fair-value. Historically, the Company had the ability and intent to hold the FP Segment Investment Portfolio to maturity. However, the Company no longer has the intent to hold such securities to maturity, due to Dexia's agreement under the Purchase Agreement to retain the FP operations and segregate or separate the FP operations from the Company's financial guaranty operations. As a result, the Company is required to record an OTTI charge for all assets in the Portfolio in an unrealized loss position at December 31, 2008.

        The table below provides the composition of the OTTI charge by asset class.

Other-than-Temporary Impairment Charge

	Year Ended December 31, 2008	At December 31, 2008 Number of Securities
	(dollars in thousands)
Non-agency U.S. RMBS:
Subprime	$3,700,514	404
Alt-A first lien	1,836,733	150
Option ARM	493,079	57
Alt-A CES	117,594	9
HELOCs	140,135	14
NIMs	161,617	39
Prime	112,204	8
Other:
Municipals	342,189	40
Collateralized bond obligations	241,090	22
Utilities	197,415	7
Agency RMBS	125,885	43
Other	929,390	59

Total	$8,397,845	852

        The amortized cost and fair value of the available-for-sale securities in the FP Investment Portfolio are shown below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. At December 31, 2008, the estimated weighted average expected life of the FP Investment Portfolio was 7.0 years.

Distribution of Available-for-Sale Securities
in the FP Investment Portfolio by Contractual Maturity

	At December 31,
	2008		2007
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$463,259	$463,259	$1,918,729	$1,918,729
Due after one year through five years	649,409	649,742	—	—
Due after ten years	904,128	912,564	1,317,809	1,316,947
Mortgage-backed securities(2)	6,442,144	6,442,959	14,080,222	12,772,727
Asset-backed and other securities(3)	754,701	754,701	1,817,027	1,706,816

Total available-for-sale bonds and short-term investments	$9,213,641	$9,223,225	$19,133,787	$17,715,219

(1)
Amortized cost includes fair-value adjustments recorded as OTTI and hedge accounting adjustments.

(2)
Stated maturities for mortgage-backed securities of one to 39 years as of December 31, 2008 and of two to 39 years as of December 31, 2007.

(3)
Stated maturities for asset-backed and other securities of three to 44 years as of December 31, 2008 and of four to 44 years as of December 31, 2007.

        Proceeds from sales of available-for-sale bonds held in the FP Investment Portfolio during 2007 and 2006 were $2,971.7 million and $4,512.5 million, respectively. Sales were de minimus in 2008. Proceeds from maturities of bonds for the FP Investment Portfolio during 2008, 2007 and 2006 were $1,777.9 million, $3,299.0 million and $4,485.1 million, respectively. Gross losses were realized on sales during 2008 of $0.7 million. Gross gains were realized on sales during 2007 and 2006 of $13.0 million and $0.1 million, respectively.

VIE Investment Portfolio

        All the investments supporting VIE liabilities are insured by FSA. The credit quality of the available-for-sale securities in the VIE Investment Portfolio, without the benefit of FSA's insurance, was as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Rating

Rating(1)	At December 31, 2008 Percent of Bonds
AAA	0.9%
A	80.0
BBB	19.1

Total	100.0%

    (1)
    Ratings are based on the lower of Moody's or S&P ratings available at December 31, 2008.

        The amortized cost and fair value of available-for-sale bonds and short-term investments in the VIE Investment Portfolio were as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Security Type

	At December 31, 2008
Investment Category	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$12,931	$—	$12,931
Foreign securities	9,300	239	9,539
Asset-backed securities	900,862	—	900,862

Total available-for-sale bonds	923,093	239	923,332
Short-term investments	8,221	—	8,221

Total available-for-sale bonds and short-term investments	$931,314	$239	$931,553

	At December 31, 2007
Investment Category	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$15,443	$729	$16,172
Foreign securities	9,177	430	9,607
Asset-backed securities	1,094,739	19,050	1,113,789

Total available-for-sale bonds	1,119,359	20,209	1,139,568
Short-term investments	8,618	—	8,618

Total available-for-sale bonds and short-term investments	$1,127,977	$20,209	$1,148,186

        Historically, the Company had the ability and intent to hold the FP Segment Investment Portfolio to maturity. However, the Company no longer has the intent to hold such securities to maturity, due to Dexia's agreement under the Purchase Agreement to retain the FP operations and segregate or separate the Company's FP operations from the Company's financial guaranty operations. As a result, the Company was required to record an OTTI charge for all assets in the portfolio in an unrealized loss position at December 31, 2008.

        OTTI of $236.2 million was recorded in "net realized gains (losses) from financial products segment" on the VIE Investment Portfolio in 2008. At December 31, 2007, there were no securities in an unrealized loss position.

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

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$17,521	$17,760	$8,618	$8,618
Due after one year through five years	—	—	9,177	9,607
Due after ten years	12,931	12,931	15,443	16,172
Asset-backed securities(1)	900,862	900,862	1,094,739	1,113,789

Total available-for-sale bonds and short-term investments	$931,314	$931,553	$1,127,977	$1,148,186

  (1)
  Stated maturities for asset-backed securities of one to 23 years at December 31, 2008 and of two to 24 years at December 31, 2007.

        Proceeds from maturities of bonds for the VIE Investment Portfolio during 2007 and 2006 were $165.9 million and $24.7 million, respectively. There were no maturities for the VIE Investment Portfolio in 2008.

        The Company pledges and receives collateral related to certain business lines or transactions. The following is a description of those arrangements by transaction type.

Securities Pledged to Note Holders

        In the normal course of business, the Company may hold securities purchased under agreements to resell. A portion of these securities may be pledged to the Company's investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). However, such securities generally may not be rehypothecated by the investment agreement counterparty. The Company also pledges investments held in the FP Investment Portfolio to investment agreement counterparties. At December 31, 2008, $6,120.5 million of the assets held in the FP Investment Portfolio, together with related accrued interest, were pledged as collateral to investment agreement counterparties.

        With respect to transactions governed by ISDA master agreements, FP Risk Management monitors net counterparty credit exposure and, when the exposure exceeds an agreed to limit, demands collateral from the counterparty in accordance with the relevant master agreement.

Securities Pledged to Derivative Counterparties

        Securities purchased under agreements to resell are eligible to be pledged to certain interest rate swap counterparties. In general, under the terms of each of these counterparty-specific derivative agreements, the Company and its counterparty may be required to pledge collateral or transfer assets as a result of changes in the fair value of those derivative agreements. The timing and amount are generally dependent on which entity is exposed, as well as the credit rating of the party in the payable position. The Company and the counterparty typically have identical rights and obligations to pledge and rehypothecate collateral according to the terms included within each of the counterparty-specific derivative agreements. At December 31, 2008, $18.2 million of the assets held in the FP Investment Portfolio and related accrued interest were pledged as collateral to margin accounts. FSA Global, under the terms of its derivative agreements, is not required to pledge collateral. Its counterparties, however, may be required to pledge collateral or transfer assets to FSA Global.

        At December 31, 2008, the Company had received $1,057.9 million of collateral from counterparties to reduce its net derivative exposure to such parties.

7. ASSETS ACQUIRED IN REFINANCING TRANSACTIONS

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

        The following table presents the balance sheet components of the assets acquired in refinancing transactions:

Summary of Assets Acquired in Refinanced Transactions

	At December 31,
	2008	2007
	(in thousands)
Bonds	$886	$5,949
Securitized loans	130,056	177,810
Other assets	35,658	45,505

Total	$166,600	$229,264

        The accretable yield on the securitized loans at December 31, 2008, 2007 and 2006 was $7.5 million, $148.8 million and $157.3 million, respectively.

        The bonds within the refinanced asset portfolio all have contractual maturities of less than five years. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

8. DEFERRED ACQUISITION COSTS

        Acquisition costs deferred and the related amortization charged to expense are as follows:

Rollforward of Deferred Acquisition Costs

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance, beginning of period	$347,870	$340,673	$335,129
Costs deferred during the period:
Ceded and assumed commissions	(10,526)	(83,252)	(79,713)
Premium taxes	13,856	13,182	14,032
Compensation and other acquisition costs	13,821	140,709	134,237

Total	17,151	70,639	68,556
Costs amortized during the period	(65,700)	(63,442)	(63,012)

Balance, end of period	$299,321	$347,870	$340,673

9. LOSSES AND LOSS ADJUSTMENT EXPENSES

        Activity in the liability for losses and loss adjustment expenses, which consist of the case and non-specific reserves, is summarized below. Adjustments to reserves represent management's estimate of the amount required to cover the present value of the net cost of claims based on statistical provisions for new originations.

Reconciliation of Net Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Case Reserve Activity:
Gross balance at January 1	$174,557	$90,306	$89,984
Less reinsurance recoverable	76,478	37,342	36,339

Net balance at January 1	98,079	52,964	53,645
Transfer from non-specific reserve	1,823,253	69,384	1,221
Paid (net of recoveries) related to:
Current year recovery (paid)	16,682	(8,248)	—
Prior year	(615,589)	(16,021)	(1,902)

Total paid	(598,907)	(24,269)	(1,902)

Net balance at December 31	1,322,425	98,079	52,964
Plus reinsurance recoverable	283,973	76,478	37,342

Gross balance at December 31	1,606,398	174,557	90,306

Non-Specific Reserve Activity:
Gross balance at January 1	99,999	137,816	115,734
Provision for losses
Current year	1,338	25,797	17,837
Prior year	1,876,361	5,770	5,466
Transfers to case reserves	(1,823,253)	(69,384)	(1,221)

Net balance at December 31	154,445	99,999	137,816
Plus reinsurance recoverable	18,151	—	—

Gross balance at December 31	172,596	99,999	137,816

Total gross case and non-specific reserves	$1,778,994	$274,556	$228,122

        The following table shows the gross and net par outstanding on transactions with case reserves, the gross and net case reserves recorded and the number of transactions comprising case reserves.

Case Reserve Summary

	At December 31, 2008
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve	Net Case Reserve	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$4,833,059	$3,853,788	$745,790	$593,752	10
Asset-backed—Alt-A CES	999,475	954,296	245,702	234,158	5
Asset-backed—Option ARM	1,674,743	1,587,145	282,131	260,599	9
Asset-backed—Alt-A first lien	1,226,480	1,122,333	106,545	96,327	10
Asset-backed—NIMs	90,070	85,341	15,961	15,817	3
Asset-backed—Subprime	298,457	280,128	24,521	20,757	5
Asset-backed—other	54,491	50,969	13,685	12,933	3
Public finance	1,238,816	698,708	172,063	88,082	6

Total	$10,415,591	$8,632,708	$1,606,398	$1,322,425	51

	At December 31, 2007
	Gross Par Outstanding	Net Par Outstanding	Gross Case Reserve(1)	Net Case Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$1,803,340	$1,442,657	$69,633	$56,913	5
Asset-backed—Subprime	22,280	18,335	3,399	1,583	2
Asset-backed—other	24,905	22,219	4,890	4,684	2
Public finance	1,164,248	560,610	96,635	34,899	4

Total	$3,014,773	$2,043,821	$174,557	$98,079	13

(1)
The amount of the discount at December 31, 2007 for the gross and net case reserves was $14.5 million and $3.3 million, respectively.

        The table below presents certain assumptions inherent in the calculations of the case and non-specific reserves:

Assumptions for Case and Non-Specific Reserves

	At December 31,
	2008	2007
Case reserve discount rate	1.90%—5.90%	3.13%—5.90%
Non-specific reserve discount rate	6.00%	1.20%—7.95%
Current experience factor	18.5	2.0

        During 2008, loss and loss adjustment expenses was $1,877.7 million. The increase for the year was driven primarily by deteriorating credit performance in home equity lines of credit ("HELOCs"), Alt-A closed end second lien mortgage securities ("CES"), Option adjustable rate mortgage loan ("Option ARMs"), Alt-A first lien and public finance transactions. "Alt-A" refers to borrowers whose credit falls between prime and subprime. In addition, the net non-specific reserves increased by $54.5 million for the year. Management's current reserve estimates assume loss levels for transactions backed by second-lien mortgage products will remain at their peaks until mid-2009 and slowly recover to more normal rates by mid-2010. For first-lien mortgage transactions, where losses take longer to develop than in second-lien mortgage transactions, peak conditional default rates are assumed to continue until mid-2010 and then decline linearly over 12 months to 25% of the peak, remain there for three years and then taper down to 5% of peak rates over several years.

        The increase in losses paid is driven by payments on HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed spread for the period, and, to the extent spread exceeds losses, the Company is reimbursed for any losses paid to date. In 2008, the Company paid net HELOC claims of $577.7 million. This brought the inception to date net claim payments on HELOC transactions to $625.3 million. There were no claims paid on most other classes of insured transactions through December 31, 2008. Most claim payments on Alt-A CES are not payable until 2037 or later. Option ARM claim payments are expected to occur between 2010 and 2012.

        During 2007, the Company charged $31.6 million to loss expense, consisting of $25.8 million for originations of new business and $5.8 million related to accretion on the reserve for in-force business. Net case reserves increased $45.1 million in 2007 due primarily to the establishment of new case reserves for HELOC and public finance transactions, offset in part by the settlement of several pooled corporate collateralized bond obligations ("CBOs"), which were accrued for in prior years. As of December 31, 2007, an estimated ultimate loss (discounted to present value) of $65.0 million on HELOC transactions had been transferred from the non-specific reserve to case reserves, which increased the experience factor. Such estimate of loss is net of reinsurance and anticipated recoveries and is reevaluated on a quarterly basis. In the second half of 2007, the Company paid a total of $47.6 million in HELOC claims, of which $39.5 million represented what the Company deemed to be recoverable and was recorded as salvage and subrogation ("S&S") recoverable as of December 31, 2007.

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

        The tables below present the gross and net par and interest outstanding and deferred premium revenue in the insured portfolio for risks classified as described above:

Par and Interest Outstanding
Excluding Credit Derivatives

	At December 31, 2008
	Gross Par	Gross Interest	Net Par	Net Interest	No. of risks	Weighted Avg Life	Gross Deferred Premium Revenue	Net Deferred Premium Revenue
	(dollars in millions)
Categories I and II	$419,643	$269,433	$316,920	$192,502	11,189	13.5	$2,891	$1,956
Category III	13,487	5,902	9,845	3,427	117	8.0	109	50
Category IV	1,260	321	1,181	289	8	4.5	0	0
Category V with no claim payments	5,360	2,226	4,701	1,866	34	8.0	41	25
Category V with claim payments	5,153	899	4,023	661	20	3.9	4	2

Total	$444,903	$278,781	$336,670	$198,745	11,368	13.1	$3,045	$2,033

Case Reserves

	At December 31,
	2008		2007
	Gross	Net	Gross	Net
	(in thousands)
Category V with no claim payments	$818,472	$708,030	$112,629	$64,430
Category V with claim payments	787,926	614,395	61,928	33,649

Total	$1,606,398	$1,322,425	$174,557	$98,079

At December 31, 2008 Category V
(in thousands)
Gross undiscounted cash outflows expected in future	$3,532,525
Less: Gross estimated recoveries (S&S) in future	1,515,903

Subtotal	2,016,622
Less: Discount taken on subtotal	410,224

Gross case reserve	1,606,398
Less: Reinsurance recoverable on unpaid losses (net of discount of $35.3 million)	283,973

Net case reserve	$1,322,425

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

10. FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. As of December 31, 2008, interest rates were between 1.18% and 8.71% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include accretion of $825.7 million. VIE debt includes $692.2 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under FP segment debt for 2009 and each of the next four years ending December 31, and thereafter:

Expected Maturity Schedule of FP Segment Debt(1)

Year	Principal Amount
(in thousands)
2009	$4,587,091
2010	2,173,782
2011	699,229
2012	1,225,591
2013	983,840
Thereafter	8,248,041

Total	$17,917,574

  (1)
  Excludes $1.3 billion of draws on the First Dexia Line of Credit outstanding as of December 31, 2008.

11. LONG-TERM DEBT

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

12. OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and asset-backed (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $813.9 billion at December 31, 2008 and $833.2 billion at December 31, 2007. The net amount of financial guaranties in force was $611.4 billion at December 31, 2008 and $598.3 billion at December 31, 2007.

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

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations

	At December 31,
	2008		2007
Terms to Maturity	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
0 to 5 years	$59,744	$36,797	$54,037	$42,714
5 to 10 years	64,224	29,068	58,719	34,628
10 to 15 years	59,381	17,818	53,676	19,332
15 to 20 years	46,735	737	44,446	2,644
20 years and above	76,148	17,878	71,642	24,619

Total	$306,232	$102,298	$282,520	$123,937

Contractual Terms to Maturity of Ceded Par Outstanding of Insured Obligations

	At December 31,
	2008		2007
Terms to Maturity	Public Finance	Asset- Backed	Public Finance	Asset- Backed
	(in millions)
0 to 5 years	$15,407	$6,223	$16,500	$7,211
5 to 10 years	17,555	6,822	17,895	7,792
10 to 15 years	18,270	2,722	19,617	1,664
15 to 20 years	16,810	119	19,143	1,857
20 years and above	34,721	2,432	42,635	3,420

Total	$102,763	$18,318	$115,790	$21,944

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	At December 31,
	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	2008	2007	2008	2007	2008	2007
	(in millions)
Domestic obligations
General obligation	$155,249	$146,883	$30,186	$32,427	$125,063	$114,456
Tax-supported	73,593	69,409	18,272	19,453	55,321	49,956
Municipal utility revenue	63,454	57,913	13,175	13,610	50,279	44,303
Health care revenue	21,841	25,843	9,656	11,796	12,185	14,047
Housing revenue	9,310	9,898	1,876	2,187	7,434	7,711
Transportation revenue	32,493	29,189	11,189	11,782	21,304	17,407
Education/University	9,560	7,178	1,658	1,710	7,902	5,468
Other domestic public finance	2,858	2,773	677	900	2,181	1,873

Subtotal	368,358	349,086	86,689	93,865	281,669	255,221
International obligations	40,637	49,224	16,074	21,925	24,563	27,299

Total public finance obligations	$408,995	$398,310	$102,763	$115,790	$306,232	$282,520

        The par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	At December 31,
	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	2008	2007	2008	2007	2008	2007
	(in millions)
Domestic obligations
Residential mortgages	$19,453	$22,882	$2,401	$3,108	$17,052	$19,774
Consumer receivables	6,814	12,401	899	1,060	5,915	11,341
Pooled corporate	63,764	69,317	8,861	10,110	54,903	59,207
Other domestic asset-backed	3,194	4,000	1,626	2,024	1,568	1,976

Subtotal	93,225	108,600	13,787	16,302	79,438	92,298
International obligations	27,391	37,281	4,531	5,642	22,860	31,639

Total asset-backed obligations	$120,616	$145,881	$18,318	$21,944	$102,298	$123,937

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

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	At December 31, 2008
	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,121	$40,868	13.3%	$12,864
New York	774	23,033	7.5	10,221
Pennsylvania	892	20,475	6.7	4,488
Texas	826	19,525	6.4	4,604
Illinois	756	16,612	5.4	6,083
Florida	291	15,585	5.1	4,620
Michigan	639	13,093	4.3	2,157
New Jersey	659	12,509	4.1	6,063
Washington	344	10,225	3.3	3,754
Massachusetts	241	7,896	2.6	4,289
Ohio	452	7,242	2.4	1,678
Georgia	129	7,000	2.3	1,482
Indiana	300	6,674	2.2	1,199
All other U.S. locations	3,405	80,932	26.4	23,187

Subtotal	10,829	281,669	92.0	86,689
International obligations	173	24,563	8.0	16,074

Total	11,002	$306,232	100.0%	$102,763

13. FEDERAL INCOME TAXES

        Dexia Holdings, FSA Holdings and its Subsidiaries, except FSA International, file a consolidated U.S. federal income tax return. Under the terms of a tax-sharing agreement, each company pays taxes on a separate return basis.

        In addition, the Company and its subsidiaries or branches file separate tax returns in various states and local and foreign jurisdictions, including the United Kingdom, Japan, Mexico and Australia. With limited exceptions, the Company and its subsidiaries are no longer subject to income tax examinations for its 2004 and prior tax years for U.S. federal, state and local, or non-U.S. jurisdictions.

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group, Ltd. ("White Mountains") for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment was treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a tax benefit of $16.5 million. In addition, the Company shared 50% of the tax benefit with White Mountains when the required circumstances were satisfied in the third quarter of 2008.

        The cumulative balance sheet effects of deferred federal tax consequences are as follows:

Components of Deferred Tax Assets and Liabilities

	At December 31,
	2008	2007
	(in thousands)
Loss and loss adjustment expense reserves	$367,632	$37,650
Deferred compensation	54,267	95,569
Unrealized capital losses	2,916,003	430,778
Derivative fair-value adjustments	—	58,948
Undistributed earnings	30,578	—
White Mountains indemnity payment	—	16,450
Foreign currency transaction loss	117,367	116,789
Tax credits	40,865	—
Other	15,869	14,585

Total deferred federal income tax assets	3,542,581	770,769

Deferred acquisition costs	(90,249)	(109,517)
Deferred premium revenue adjustments	(44,502)	(67,562)
Contingency reserves	—	(162,686)
Undistributed earnings	—	(5,340)
Derivative fair-value adjustments	(64,900)	—
Other	(484)	(13,494)

Total deferred federal income tax liabilities	(200,135)	(358,599)

Net deferred federal income tax asset	3,342,446	412,170
Valuation allowance	(2,478,490)	—

Net deferred federal income tax asset after valuation allowance	$863,956	$412,170

        At December 31, 2008 and 2007, the Company had a net deferred tax asset before valuation allowance of $3.3 billion and $0.4 billion, respectively. A valuation allowance is required when it is more likely than not that a portion or all of a deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset will depend on the Company's ability to generate sufficient taxable income of appropriate character (i.e., ordinary income versus capital gains) within the carryback and carryforward periods available under the tax law.

        The economic conditions adversely affecting the Company did not fully materialize and the Purchase Agreement was not entered into until 2008 and, thus, the Company did not provide any valuation allowance on its net deferred tax assets at December 31, 2007.

        The net deferred tax asset of $3.3 billion at December 31, 2008 consists primarily of unrealized capital losses and foreign exchange losses of $3.0 billion, $368 million related to loss reserves, and $453 million related to mark to market on CDS, offset by other net liabilities. The unrealized losses were primarily generated from OTTI losses recognized in the FP investment portfolio. The Company's management has concluded that a valuation allowance of $2.5 billion is required based on the following factors:

  1.
  The Company's unrealized capital and foreign exchange losses in the FP Investment Portfolio, if realized, would trigger capital losses which, for tax benefit purposes, could only be offset against capital gains. Capital losses could be carried back up to three years to offset capital gains realized in the prior three years and then carried forward for up to five years. Compelling negative evidence exists since there is no assurance that the Company could generate sufficient capital gains to offset these capital losses. Positive evidence exists if the Company were able to hold the FP Investment Portfolio to maturity, thus realizing only the losses due to impairment. The Company no longer definitively asserts that it has the ability and intent to hold the FP Investment Portfolio to maturity and has accordingly established a valuation allowance of $2.5 billion. A full valuation allowance of $3.0 billion was not established primarily because a portion of the loss is ordinary due to FSA's insurance of certain troubled FP assets and its ability to offset capital losses with gains on fair valued liabilities at FSA Global.

  2.
  The $368 million tax benefit from loss reserves and $453 million from CDS would be realizable against future ordinary income. Negative evidence includes the uncertainty of selling financial guaranty policies in the future as well as the stability of the Company's credit rating by the three principal rating agencies. However, the Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating to approximately $3.5 billion at December 31, 2008. Even with the uncertainty of future business and the stability of the Company's credit rating, future premium revenues, coupled with investment income less expenses, are expected to be more than sufficient to offset current incurred losses, including credit derivatives losses. The Company's loss reserves represent the discounted value of future claims. Therefore, the accretion of losses to the undiscounted future value has also been taken into consideration, and the Company does not anticipate any significant additional loss trends. The Company expects future accretion on loss reserves of about $410.2 million. In addition, except for true credit losses, mark-to-market losses from CDS contracts will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will also reverse. To the extent that true credit losses increase, the related mark-to-market losses will not fully reverse and the Company may not be able to offset such future losses against future ordinary income.

        The Company treats its CDS contracts as insurance contracts for U.S. tax purposes. The current federal tax treatment of CDS contracts is an unsettled area of tax law. Market participants are generally treating CDS contracts for tax purposes as either: (1) notional principal contract ("NPC") derivative instruments, (2) guarantees, (3) insurance contracts, or (4) capital assets. The Company believes that it is more likely than not that its CDS contracts are either NPC or insurance contracts. Both receipts and payments arising from NPC and insurance contracts are characterized as ordinary income (although a termination of a CDS contract as an NPC may be treated as a capital transaction). Although the Company believes it is properly treating potential losses on its CDS contracts as ordinary, there are no assurances that the Internal Revenue Service ("IRS") will agree with the Company. Should the IRS disagree with the Company and characterize such losses, if any, as capital losses, the Company's ability to realize a related tax asset would be more limited, possibly leading to a reduction or elimination of the related deferred tax asset.

        In 2008 and 2007, the Company recognized a tax benefit of $5.6 million and $4.2 million respectively, which include the benefit of $1.4 million and $0.7 million of interest, respectively, from the expiration of the statute of limitations for the 2004 and 2003 tax years.

        A reconciliation of the effective tax rate (before minority interest and equity in earnings of unconsolidated affiliates) with the federal statutory rate follows:

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2008	2007	2006
Tax provision (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%
Tax-exempt investments	(0.6)	(29.4)	(10.4)
Fair-value adjustment for CPS	(0.4)	—	—
Valuation allowance	26.6	—	—
Minority interest and equity in unconsolidated subsidiaries	—	—	3.5
Other	0.0	0.5	0.7

Provision (benefit) for income taxes	(9.4)%	(63.9)%	28.8%

        The 2008 effective tax rate reflects a lower than expected benefit of 35% due to the establishment of valuation allowance of $2.5 billion, offset by benefits from tax-exempt interest income and the tax-exempt fair value adjustments related to the Company's committed preferred securities. The 2007 and 2006 rates differ from the statutory rate of 35% due primarily to tax-exempt interest. The 2007 rate reflects an unusually high benefit due to the disproportionately low amount of pre-tax income to tax-exempt interest.

        The total amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 was $15.1 million and $19.2 million, respectively. If recognized, the entire amount would favorably affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. For the year ended December 31, 2008 and 2007, the Company recognized a benefit of $0.9 million and an expense of approximately $0.4 million, respectively, related to interest and penalties. Cumulative interest and penalties of approximately $1.4 million and $2.3 million have been accrued on the Company's balance sheet at December 31, 2008 and December 31, 2007, respectively. A reconciliation of the beginning to ending unrecognized tax benefits follows:

Reconciliation of Unrecognized Tax Benefit

	Year Ended December 31,
	2008	2007
	(in thousands)
Balance at January 1, 2008	$19,249	$22,824
Reductions as a result of a lapse in the statute of limitations	(4,189)	(3,575)

Balance at December 31, 2008	$15,060	$19,249

        The Company believes that within the next 12 months, it is reasonably possible that unrecognized tax benefits for positions taken on previously filed tax returns will become recognized as a result of the expiration of statute of limitations for the 2005 tax year, which absent any extension, will close in September 2009.

14. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

        The Company maintains both qualified and non-qualified, non-contributory defined contribution pension plans for the benefit of eligible employees. Contributions are based on a fixed percentage of employee compensation. Pension expense, which is funded annually, amounted to $6.8 million, $7.7 million and $7.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company has an employee retirement savings plan for the benefit of eligible employees. The plan permits employees to contribute a percentage of their salaries up to limits prescribed by Internal Revenue Code Section 401(k). Contributions by the Company are discretionary, and none have been made.

Equity Participation Plans

        Through 2004, performance shares were awarded under the 1993 Equity Participation Plan (the "1993 Equity Plan"). The 1993 Equity Plan authorized the discretionary grant of performance shares by the Human Resources Committee to key employees. The amount earned for each performance share depends on the attainment of certain growth rates of adjusted book value as defined by the 1993 Equity Plan, and book value per outstanding share over specified three-year performance cycles.

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

        In 2004, the Company adopted the 2004 Equity Participation Plan (the "2004 Equity Plan"), which continues the incentive compensation program formerly provided under the Company's 1993 Equity Participation Plan. The 2004 Equity Plan provides for performance share units comprised 90% of performance shares (which provide for payment based upon the Company's performance over two specified three-year performance cycles) and 10% of shares of Dexia restricted stock. Performance shares have generally been awarded on the basis of two sequential three-year performance cycle, with one-third of each award allocated to the first cycle, which commences on the date of grant, and two-thirds of each award allocated to the second cycle, which commences one year after the date of grant. The Company recognizes expense ratably over the course of each three-year performance cycle. The total number of performance shares authorized under this plan was 3.3 million. At December 31, 2008, 2.3 million performance shares remained available for distribution.

        The Dexia restricted stock component is a fixed plan, where the Company purchases Dexia shares and establishes a prepaid expense for the amount paid, which is amortized over 2.5-year and 3.5-year vesting periods. In 2008 and 2007, FSA purchased shares that economically defeased its liability for $3.8 million and $4.7 million, respectively. These amounts are being amortized to expense over the employees' vesting periods. For the years ended December 31, 2008, 2007 and 2006, the after-tax amounts amortized into income were $3.1 million, $2.7 million and $1.9 million, respectively.

        Performance shares granted under the 1993 Equity Plan and 2004 Equity Plan are as follows:

Performance Shares

	Outstanding at Beginning of Year	Granted During the Year	Paid out During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Grant Date	Paid During the Year
							(in thousands)
2006	1,195,978	370,441	340,429	15,696	1,210,294	$139.22	$60,993
2007	1,210,294	306,368	364,510	37,550	1,114,602	145.61	61,872
2008	1,114,602	313,245	349,533	100,901	977,413	156.99	46,590

        At December 31, 2008, 276,842 outstanding performance shares were fully vested, with a value of $0. At December 31, 2008, the total compensation cost related to non-vested performance shares (not yet recognized) was $0.

        At December 31, 2007, 349,533 outstanding performance shares were fully vested, with a value of $46.6 million. These amounts were paid in the first quarter of 2008. At December 31, 2007, the total compensation cost related to non-vested performance shares not yet recognized was $130.2 million.

        The estimated final cost of these performance shares is accrued over the performance period. The after-tax benefit of $42.6 million for the year ended December 31, 2008 and expense of $40.0 million and $37.3 million for the years ended December 31, 2007 and 2006, respectively, was recorded for the performance shares. In 2008, the accrual for performance shares was completely written off to reflect the Company's performance, resulting in a benefit to income.

        Awards of Dexia restricted stock remain restricted for an additional six months after the end of each vesting period. Shares of Dexia restricted stock purchased under the 2004 Equity Plan are as follows:

Dexia Restricted Stock Shares

	Outstanding at Beginning of Year	Purchased During the Year	Vested During the Year	Forfeited During the Year	Outstanding at End of Year	Price per Share at Purchase Date
2006	180,296	190,572	22,146	4,574	344,148	$24.17
2007	344,148	158,096	65,524	17,607	419,113	29.80
2008	419,113	248,886	178,449	50,170	439,380	23.61

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

        The Company purchased and distributed shares of its common stock under the DSPP in the following amounts:

Director Share Purchase Program Shares

	Outstanding at Beginning of Year	Purchased During the Year	Payouts/ Liquidations During the Year	Outstanding at End of Year	Purchase Amount	Cost of Shares Distributed	Fair Value of Shares Distributed
	(dollars in thousands)
2006	254,736	532	13,290	241,978	$95	$1,047	$2,438
2007	241,978	2,417	—	244,395	438	—	—
2008	244,395	1,317	81,501	164,211	281	6,419	17,567

15. CREDIT DERIVATIVES IN THE INSURED PORTFOLIO

        The components of the net change in the fair value of credit derivatives are shown in the table below:

Summary of the Net Change in the Fair Value of Credit Derivatives

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements(1)	$126,891	$102,800	$87,200
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	(165,295)	(159,748)	21,034
High yield	(242,294)	(151,779)	8,057

Total pooled corporate CDS	(407,589)	(311,527)	29,091
Funded CLOs and CDOs	(226,530)	(288,762)	0
Other structured obligations	(77,939)	(35,474)	1,900

Total CDS	(712,058)	(635,763)	30,991
IR swaps and FG contracts with embedded derivatives	(32,905)	(6,846)	832

Subtotal	(744,963)	(642,609)	31,823

Net change in fair value of credit derivatives	$(618,072)	$(539,809)	$119,023

(1)
Includes amounts that in prior periods were classified as premiums earned.

        The fair value of credit derivatives is reported in the balance sheet as "other assets" or "other liabilities and minority interest" based on the net gain or loss position with each counterparty. The unrealized component includes the market appreciation or depreciation of the derivative contracts, as discussed in Note 3.

Unrealized Gains (Losses) of the Credit Derivative Portfolio(1)

	At December 31,
	2008	2007
	(in thousands)
Pooled corporate CDS:
Investment grade	$(255,980)	$(116,175)
High yield(2)	(374,249)	(144,419)

Total pooled corporate CDS	(630,229)	(260,594)
Funded CLOs and CDOs	(478,904)	(263,422)
Other structured obligations(2)	(108,841)	(32,954)

Total CDS	(1,217,974)	(556,970)
IR swaps and FG contracts with embedded derivatives(2)	(38,386)	(6,027)

Total net credit derivatives	$(1,256,360)	$(562,997)

  (1)
  Upon the adoption of SFAS 157, $40.9 million pre-tax, or $26.6 million after tax, was recorded as an adjustment to beginning retained earnings related to credit derivatives.

  (2)
  Two insured CDS and five NIM securitizations had credit impairment totaling $152.4 million in 2008.

        Prior to the adoption of SFAS 157 on January 1, 2008 (the "Adoption Date"), the Company followed EITF 02-03. Under EITF 02-03, the Company was prohibited from recognizing a profit at the inception of its CDS contracts (referred to as "day one" gains) because the fair value of those derivatives is based on a valuation technique that incorporated unobservable inputs. Accordingly, the Company deferred approximately $40.9 million pre-tax of day one gains related to the fair value of CDS contracts purchased that were not permitted to be recognized under EITF 02-03. As SFAS 157 nullified the guidance in EITF 02-03, the Company recognized a transition adjustment totaling $40.9 million of previously deferred day one gains (pre-tax) in beginning retained earnings on the Adoption Date. See Note 3 for further discussion of the Company's adoption of SFAS 157.

        The negative fair-value adjustments for the year ended December 31, 2008 were a result of continued widening of credit spreads in the insured CDS portfolio, offset in part by the positive income effects of the Company's own credit spread widening. Despite the structural protections associated with CDS contracts written by FSA, the significant widening of credit spreads on pooled corporate CDS and funded CDOs and CLOs, as with other structured credit products, resulted in a decline in the fair value of these contracts compared with December 31, 2007.

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

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry (i.e., the risk that the CDS writer would be required to make cash payments) is not present in a CDS contract sold by a financial guarantor. Terms of the CDS contracts are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time subject to market value termination payments generally due in the event of insurer insolvency, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

        CDS contracts in the asset-backed portfolio represent 71.2% of total asset-backed par outstanding. The Company has grouped CDS contracts by major category of underlying instrument for purposes of internal risk management and external reporting. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the Company's CDS portfolio. Net par outstanding in the table below is also included in the tables in Note 12.

Selected Information for CDS Portfolio

	At December 31, 2008
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,464	4.1
High yield	41	54		—	—	5	15,467	2.4
Funded CDOs and CLOs	27	65	(5)	7	1	—	31,681	2.6
Other structured obligations(6)	53	11	(5)	8	27	1	8,272	2.6

Total	50	41		4	4	1	$72,884	2.9

	At December 31, 2007
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	91%	1%		8%	—%	—%	$22,883	4.1
High yield	95	—		—	5	—	14,765	3.3
Funded CDOs and CLOs	28	72	(5)	—	—	—	33,000	3.4
Other structured obligations(6)	62	36	(5)	1	1	—	13,529	2.1

Total	62	34		3	1	—	$84,177	3.4

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes two CDS contracts with Triple-C underlying ratings. These two risks incurred economic losses at December 31, 2008.

(4)
Net par outstanding represents the net maximum potential amount of future payments which the Company could be required to make.

(5)
Amounts include transactions previously wrapped by other monolines.

(6)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $375.2 million and $421.4 million at December 31, 2008 and 2007, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Triple-B or higher. Includes certain pooled corporate obligations.

16. FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

        The Company enters into derivative contracts to manage interest rate and foreign currency exposure in its FP Segment Investment Portfolio and FP segment debt.

        As a result of market interest rate fluctuations, fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the fixed-rate assets and liabilities being hedged are expected to substantially offset this unrealized appreciation or depreciation relating to the risk being hedged.

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

        The net gain related to the ineffective portion of the Company's fair-value hedges including changes in fair value of hedging instruments related to the passage of time, which was excluded from the assessment of hedge ineffectiveness, was $2.8 million in 2007 and $9.3 million in 2006. For 2008, this measure is not meaningful as substantially all assets in fair value hedging relationships have been recorded in the statement of operations and comprehensive income as OTTI.

        The inception-to-date net unrealized gain on derivatives (excluding accrued interest and collateral) in the FP segment of $1,278.4 million and $560.4 million at December 31, 2008 and 2007, respectively, is recorded in "other assets" or "other liabilities and minority interest," as applicable.

Changes in Hedge Accounting Designations

        In 2007, the Company designated certain IR swaps, which economically hedged FP segment GIC liabilities, as being in fair value hedging relationships. All derivative income, expense and fair value adjustments were reflected in the caption "Net interest expense from financial products segment" in order to offset interest expense and fair value adjustments on the hedged interest rate risk of the GICs, which were also recorded in that caption. With the adoption of SFAS 159 on January 1, 2008, the Company elected to discontinue hedge accounting for these GICs and elected the fair value option for certain liabilities in the FP segment debt portfolio, as described in Note 4. The fair value option allows the fair value adjustment on these liabilities to be recorded in earnings without hedge documentation and effectiveness testing requirements prescribed under SFAS 133. However, when the fair value option is elected, the fair value adjustment of liabilities must incorporate all components of fair value, including valuation adjustments related to the reporting entity's own credit risk. Under hedge accounting, only the component of fair value attributable to the hedged risk (i.e., market interest rate risk) was recorded in earnings.

        As of January 1, 2008, fixed-rate assets in the available-for-sale FP Segment Investment Portfolio that were economically hedged with interest rate swaps were designated in fair value hedging relationships. Prior to January 1, 2008, changes in the fair value of these economically hedged assets were recorded in "accumulated other comprehensive income," whereas the corresponding changes in fair value of the related hedging instrument were recorded in earnings. Under fair value hedge accounting, the fair value adjustments related to the hedged risk are recorded in earnings and adjust the amortized cost basis of the related assets. The interest and fair value adjustments on the derivatives and the interest income and fair value adjustment on the assets attributable to the hedged interest rate risk are recorded in "net interest income from financial products segment" in the consolidated statements of operations and comprehensive income, thereby offsetting each other and reflecting economic inefficiency on the hedging relationship in earnings. The Company does not seek to apply hedge accounting to all of its economic hedges.

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

17. MINORITY INTEREST IN FSA GLOBAL

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

18. REINSURANCE

        The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; to meet rating agency, internal and state insurance regulatory limits; to diversify risk; to reduce the need for additional capital; and to strengthen financial ratios. The Company reinsures portions of its risks with affiliated (see Note 24 for more information) and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis.

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

        Amounts of ceded and assumed business were as follows:

Summary of Reinsurance

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Written premiums ceded	$32,084	$273,155	$275,175
Written premiums assumed	1,848	5,015	10,793
Earned premiums ceded	139,531	146,801	141,232
Earned premiums assumed	14,331	5,226	3,356
Losses and loss adjustment expense payments ceded	214,833	5,052	3,486
Losses and loss adjustment expense payments assumed	694	13	8

	At December 31,
	2008	2007
	(in thousands)
Principal outstanding ceded	$121,081,670	$137,733,688
Principal outstanding assumed	6,152,541	4,433,549
Deferred premium revenue assumed	17,604	30,087
Losses and loss adjustment expense reserves assumed	—	579

        The Company cedes approximately 23% of its gross par insured to a diversified group of reinsurers, including other monolines. Based on ceded par outstanding at December 31, 2008, 56.1% of FSA's reinsurers were rated Double-A- or higher at March 13, 2009. Some are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $12,099 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at March 13, 2009				At December 31, 2008
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
	(dollars in millions)
Assured Guaranty Re Ltd.	Aa3		AA		$82.5	$32,842	27%
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2	(1)	AA	(1)	133.6	31,478	26
Radian Asset Assurance Inc.	Ba1		BBB+		37.2	24,447	20
RAM Reinsurance Co. Ltd.	Baa3		A+		22.3	11,929	10
Syncora Guarantee Inc	Ca		CC		—	4,135	4
Swiss Reinsurance Company.	A1		A+		11.0	4,097	3
R.V.I. Guaranty Co., Ltd.	Baa3		A-		—	4,109	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	8.9	2,658	2
CIFG Assurance North America Inc.	Ba3		BB		17.9	1,901	2
Ambac Assurance Corporation	Baa1		A		0.2	1,075	1
Other(2)	Various		Various		1.0	2,410	2
Valuation allowance	N/A		N/A		(12.5)	—	—

Total					$302.1	$121,081	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Includes a credit-linked note issuer that is fair valued as part of the Company's credit derivative portfolio.

        In 2008, $28.5 million of net premiums earned resulted from commutations or cancellations of reinsurance contracts. The largest such transactions were with SGR and Bluepoint Re. Limited ("Bluepoint").

        In July 2008, FSA agreed to re-assume all reinsurance ceded to SGR, which consisted of $8.4 billion in outstanding par, in exchange for the June 30, 2008 statutory basis ceded unearned premium, net of its applicable ceding commission, any case basis reserves established at that date and a $35.0 million commutation premium. FSA agreed to cede a portion of this business, approximately $6.4 billion of outstanding par with no outstanding case basis reserves, to Syncora Guarantee Inc. ("SGI") (formerly XL Capital Assurance), an affiliate of SGR, as of the re-assumption date. Ceded net unearned premiums and future ceded case reserves are secured by collateral then held in a trust. Since SGI was an affiliate of SGR, FSA did not consider the portion of the business bought back from SGR and subsequently ceded to SGI as commuted and as a result did not record any commutation gain on that portion of the business. FSA recorded a commutation gain of $10.0 million on the business it retained, which was recorded in "other income" in the statement of operations and comprehensive income. In 2008, $14.8 million of earned premium related to this commutation.

        In September 2008, FSA agreed to re-assume a portion of the business it ceded to SGI in July for the statutory basis ceded unearned premium, net of its applicable ceding commissions. This resulted in a commutation gain of $10.0 million, which was recorded in "other income" in the statement of operations and comprehensive income. In 2008, $1.5 million of earned premium related to this commutation.

        Due to a liquidation order against Bluepoint, FSA is treating all reinsurance ceded to Bluepoint as cancelled as of the August 29, 2008 date of the liquidation order. Subsequent to September 30, 2008, in accordance with guidance obtained from the New York Insurance Department, FSA drew down from collateral maintained in trust by Bluepoint an amount equal to the net statutory basis unearned premium and case basis reserves and, as a result, FSA was able to take credit for such balances. In 2008, $9.4 million of earned premium related to this commutation.

19. OTHER ASSETS AND OTHER LIABILITIES AND MINORITY INTEREST

        The detailed balances that comprise "other assets" and "other liabilities and minority interest" at December 31, 2008 and 2007 are as follows:

Other Assets

	At December 31,
	2008	2007
	(in thousands)
Other assets:
VIE other invested assets	25,395	24,091
Securities purchased under agreements to resell	—	152,875
DCP and SERP at fair value	90,704	142,642
Tax and loss bonds	—	153,844
Accrued interest in FP segment investment portfolio	27,869	52,776
Accrued interest income on general investment portfolio	70,586	63,546
Salvage and subrogation recoverable	10,431	39,669
CPS at fair value	100,000	—
Federal income tax receivable	23,896	—
Other assets	120,067	107,767

Total other assets	$468,948	$737,210

Other Liabilities and Minority Interest

	At December 31,
	2008	2007
	(in thousands)
Other liabilities and minority interest:
DCP and SERP payable	90,704	142,653
Accrued interest on FP segment debt	151,173	186,854
Equity participation plan	—	112,151
Other liabilities and minority interest	234,914	234,573

Total other liabilities and minority interest	$476,791	$676,231

20. COMMITMENTS AND CONTINGENCIES

Leases

        Effective June 2004, the Company entered into a 21-year sublease agreement with Deutsche Bank AG for office space at 31 West 52nd Street, New York, New York, to be used as the Company's headquarters. The Company moved to this space in June 2005. The lease contains scheduled rent increases every five years after a 19-month rent-free period, as well as lease incentives for initial construction costs of up to $6.0 million, as defined in the sublease. The lease contains provisions for rent increases related to increases in the building's operating expenses. The lease also contains a renewal option for an additional ten-year period and an option to rent additional office space at various points in the future, in each case at then-current market rents. In addition, the Company and its Subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013.

Future Minimum Rental Payments

Year	At December 31, 2008
(in thousands)
2009	$9,076
2010	8,720
2011	8,439
2012	8,444
2013	8,144
Thereafter	96,009

Total	$138,832

        Rent expense was $10.6 million in 2008, $10.2 million in 2007 and $10.7 million in 2006.

Insured Portfolio

        In connection with its financial guaranty business, the Company had outstanding commitments to provide guarantees of $4,639.4 million as of December 31, 2008. These commitments are typically short term and principally relate to primary and secondary public finance debt issuances. Commitments are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Legal Proceedings

        The entitlements of the Chief Executive Officer and the President of the Company under their employment agreements with the Company are in dispute. In addition, holders of shares under the

Director Share Purchase Program are in discussions with Dexia regarding the proper valuation of such shares, which may lead to mediation or arbitration of the dispute.

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas the Company has furnished to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 thereunder and Section 17(a) of the Securities Act of 1933, as amended. The Company has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

        Five of these cases name both the Company and FSA: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases name only the Company and also allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

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

        The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

  (b)
  City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350);

  (c)
  County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195);

  (d)
  County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and

  (e)
  County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 4:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197).

        These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company has received various regulatory inquiries and requests for information regarding a variety of subjects. These include subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company is in the process of satisfying such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        In December 2008 and January 2009, FSA and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County: (a) City of Los Angeles Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. These complaints alleged participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit. FSA was also named as a defendant in a second civil action regarding Jefferson County, Alabama, but was dismissed from such action in January 2009.

        There are no other material legal proceedings pending to which the Company is subject.

21. DIVIDENDS AND CAPITAL REQUIREMENTS

        Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt will largely depend on its ability to extract cash from FSA in the form of FSA's repurchase of its stock or receipt of dividends from FSA.

        FSA's ability to pay dividends or repurchase shares depends on FSA's financial condition, results of operations, cash requirements, rating agency capital adequacy and other related factors, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the insurance laws of the State of New York, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income during this period. FSA paid dividends of $30.0 million in 2008, no dividends in 2007 and $140.0 million in 2006. Based upon FSA's statutory statements for December 31, 2008, the maximum amount normally available for payment of dividends by FSA without regulatory approval over the following 12 months would be approximately $62.0 million, subject to certain limitations.

        In lieu of dividends, FSA may repurchase shares of its common stock from shareholders, subject to the New York Superintendent's approval. The New York Superintendent has approved the repurchase by the Company of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased $70.0 million of its common stock during the first six months of 2008, and retired the shares. As the amounts paid for repurchases may not exceed cumulative statutory earnings from January 1, 2006 through the end of the quarter prior to the repurchase, FSA was unable to make repurchases during the third and fourth quarter of 2008. In 2007 and 2006, FSA repurchased $180.0 million and $100.0 million of shares of its common stock, respectively, from FSA Holdings and retired such shares.

        FSA Holdings paid dividends of $33.6 million in 2008, $122.0 million in 2007 and $530.0 million in 2006.

        At December 31, 2007, FSA repaid its entire surplus note obligation of $108.9 million to FSA Holdings. In addition, FSA Holdings forgave all interest expense for 2007, which totaled $5.0 million, including $3.6 million already paid by FSA and $1.4 million of accrued interest. FSA Holdings recontributed to FSA the proceeds from the repayment of the surplus note plus the amount of interest expense already paid. All surplus note transactions were approved by the New York Superintendent. FSA paid surplus note interest of $5.4 million in 2006.

        In 2008, Dexia Holdings contributed $1,012.1 million of capital to FSA Holdings, which included $4.3 million contributed by a liquidation of program shares and phantom program shares held by directors. In the first quarter of 2008, FSA Holdings contributed capital to FSA of $500 million. In the third quarter of 2008, FSA issued a non-interest bearing surplus note with no term to FSA Holdings in exchange for $300 million. In the fourth quarter of 2008, FSA Holdings contributed $207.8 million to FSAM, part of the FP segment.

22. CREDIT ARRANGEMENTS AND ADDITIONAL CLAIMS-PAYING RESOURCES

        FSA has a credit arrangement aggregating $150.0 million provided by commercial banks and intended for general application to insured transactions. If FSA is downgraded below Aa3 by Moody's and AA- by S&P, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 by Moody's and BBB- by S&P, any outstanding loans become due and payable. At December 31, 2008, there were no borrowings under this arrangement, which expires on April 21, 2011.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,612.0 million at December 31, 2008. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015. The ratings downgrade of FSA by Moody's to Aa3 in November 2008 resulted in an increase to the commitment fee. No amounts have been utilized under this commitment at December 31, 2008.

        In June 2003, $200.0 million of CPS, money market committed preferred trust securities, were issued by trusts created for the primary purpose of issuing the CPS, investing the proceeds in high-quality commercial paper and providing FSA with put options for issuing to the trusts non-cumulative redeemable perpetual preferred stock (the "Preferred Stock") of FSA. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase CPS. If FSA were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to FSA in exchange for Preferred Stock of FSA. FSA pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate will be subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the CPS required the maximum rate for each of the relevant trusts. FSA continues to have the ability to exercise its put option and cause the related trusts to purchase FSA Preferred Stock. The cost of the facility was $4.9 million, $1.8 million and $1.0 million for 2008, 2007 and 2006, respectively, and was recorded within other operating expenses. The trusts are vehicles for providing FSA access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        Certain notes held by FSA Global contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its own debt issuances that relate to such notes, it entered into several liquidity facilities with Dexia for $419.4 million. Certain notes held by FSA Global benefit from a liquidity facility with XL Insurance Ltd. for $341.5 million.

        In the third quarter of 2008, to address FP segment liquidity requirements, Dexia entered into an agreement to provide FSAM the First Dexia Line of Credit, a $5 billion committed, unsecured, standby line of credit. At December 31, 2008, there were $1.3 billion in draws outstanding under the First Dexia Line of Credit. In February 2009, Dexia and FSAM entered into an agreement for a second committed, unsecured, standby line of credit of $3 billion (the "Second Dexia Line of Credit"). At March 2, 2009, the amount outstanding on the First Dexia Line of Credit had increased to $2.7 billion.

        In addition, on November 13, 2008, the Company entered into two agreements with Dexia and its affiliates in support of its FP business, which provide a $3.5 billion collateral swap facility and a $500 million capital facility to cover economic losses beyond the $316.5 million of pre-tax loss estimated at the end of June 2008.

23. SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance on public finance and asset-backed obligations. The FP segment includes the VIEs and the GIC operations of the Company, which historically issued medium term notes through a reverse inquiry process to institutional investors and GICs to municipalities and other market participants. Since the November 2008 execution of the Purchase Agreement, no new GICs have been issued. See Note 1 for a description of each segment's business. The following tables summarize the financial information by segment as of and for the years ended December 31, 2008, 2007 and 2006:

Financial Information Summary by Segment

	For the Year Ended December 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$82,075	$(6,513,039)	$—	$(6,430,964)
Intersegment	(1,228)	16,301	(15,073)	—
Expenses:
External	(2,043,242)	(841,323)	—	(2,884,565)
Intersegment	(12,120)	(2,953)	15,073	—

Income (loss) before income taxes	(1,974,515)	(7,341,014)	—	(9,315,529)
GAAP income to segment operating earnings adjustments	431,938	6,594,610 (1)	—	7,026,548

Pre-tax segment operating earnings (losses)	$(1,542,577)	$(746,404)	$—	$(2,288,981)

Segment assets	$9,396,877	$11,068,019	$(206,842)	$20,258,054

(1)
Comprised primarily of non-economic impairment charges.

	For the Year Ended December 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$73,541	$1,155,751	$—	$1,229,292
Intersegment	3,002	16,369	(19,371)	—
Expenses:
External	(258,431)	(1,152,729)	—	(1,411,160)
Intersegment	(16,369)	(3,002)	19,371	—

Income (loss) before income taxes	(198,257)	16,389	—	(181,868)
GAAP income to segment operating earnings adjustments	628,954	60,460	—	689,414

Pre-tax segment operating earnings (losses)	$430,697	$76,849	$—	$507,546

Segment assets	$8,062,758	$20,486,744	$(230,843)	$28,318,659

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$698,213	$992,811	$—	$1,691,024
Intersegment	3,584	20,055	(23,639)	—
Expenses:
External	(217,019)	(951,177)	—	(1,168,196)
Intersegment	(20,055)	(3,584)	23,639	—

Income (loss) before income taxes	464,723	58,105	—	522,828
GAAP income to segment operating earnings adjustments	(1,823)	(11,026)	—	(12,849)

Pre-tax segment operating earnings (losses)	$462,900	$47,079	$—	$509,979

Segment assets	$7,150,643	$18,935,399	$(321,371)	$25,764,671

Reconciliations of the Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)

	For the Year Ended December 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax segment operating earnings (losses)	$(1,542,577)	$(746,404)	$—	$(2,288,981)
Segment operating earnings to GAAP income adjustments	(431,938)	(6,594,610)	—	(7,026,548)
Tax (provision) benefit				872,359

Net income (loss)				$(8,443,170)

	For the Year Ended December 31, 2007
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax segment operating earnings (losses)	$430,697	$76,849	$—	$507,546
Segment operating earnings to GAAP income adjustments	(628,954)	(60,460)	—	(689,414)
Tax (provision) benefit				116,214

Net income (loss)				$(65,654)

	For the Year Ended December 31, 2006
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax segment operating earnings (losses)	$462,900	$47,079	$—	$509,979
Segment operating earnings to GAAP income adjustments	1,823	11,026	—	12,849
Tax (provision) benefit				(150,680)
Minority interest				52,006

Net income (loss)				$424,154

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

Net Premiums Earned by Geographic Distribution

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
United States	$298,932	$263,641	$258,106
International	77,641	54,115	43,403

Total premiums	$376,573	$317,756	$301,509

24. RELATED PARTY TRANSACTIONS

        The Company enters into various related party transactions, primarily with Dexia and, until mid-2008, SGR. The primary related party transactions during 2008 between the Company and Dexia are as follows:

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

  •
  The Company reimbursed Dexia Crédit Local for the portion of former director Bruno Deletré's Dexia Crédit Local compensation that related to his work as liaison with the Company on behalf of Dexia until July 2008.

  •
  The Company files consolidated tax returns with DHI.

  •
  The Company charges DHI for administrative and shared service expenses.

  •
  FSA Global maintains liquidity facilities with Dexia aggregating $419.4 million.

  •
  First and Second Dexia Lines of Credit to FSAM.

  •
  A $3.5 billion collateral swap facility with Dexia in support of the FP business.

        SGR had an equity interest in FSA International until 2005, at which time the Company repurchased shares in FSA International held by SGR. The Company had a preferred stock investment in SGR until third quarter of 2008. The primary related party transactions with SGR are as follows.

  •
  Business is ceded to SGR under various reinsurance contracts.

  •
  The Company received dividends on its preferred stock investment in SGR until mid-2008, which was recorded in the consolidated statements of operations and comprehensive income and held two positions on the board of directors of SGR.

        The table below summarizes amounts included in the financial statement captions resulting from various types of transactions executed with related parties, as well as outstanding exposures with related parties:

Amounts Reported for Related Party Transactions
in the Consolidated Balance Sheets

	At December 31,
	2008	2007
	(in thousands)
Dexia(1)
FP segment investment portfolio	$100,537	$200,252
Net FP segment derivatives	74,879	302,914
Other assets	25,464	24,460
Deferred premium revenue	(2,541)	(2,839)
FP segment debt	(115,049)	(199,739)
Net credit derivatives	(226,973)	(66,072)
Related party borrowings	(1,310,000)	—
Other liabilities	(9,709)	(2,554)
Exposure:
Gross par outstanding	14,498,129	18,234,174
SGR(2)
Prepaid reinsurance	N/A	132,560
Reinsurance recoverable for unpaid losses	N/A	10,172
Investment in SGR	—	39,000

Amounts Reported for Related Party Transactions
in the Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Dexia(1)
Gross premiums earned	$2,795	$1,579	$2,708
Net change in fair value of credit derivatives	(138,727)	(42,792)	22,749
Net interest income (expense) from FP segment investment portfolio	(138,172)	1,205	4,355
Net realized and unrealized gains (losses) from FP segment derivatives	(223,339)	(51,959)	42,619
Net unrealized gains (losses) on financial instruments at fair value	(81,932)	—	—
Net interest income (expense) from FP segment debt	(18,625)	39,246	(42,301)
Other operating expenses	(10,457)	(750)	(358)
SGR(2)
Ceded premiums written	(127,074)	39,828	46,069
Dividends received from SGR.	1,609	3,465	4,518

(1)
Represents business with Dexia and its affiliates.

(2)
The Company ceded business to XL Insurance (Bermuda) Ltd. Prior to 2008, SGR was considered a related party.

25. STATUTORY ACCOUNTING PRACTICES

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

  •
  deferred tax assets are generally admitted to the extent reversals of existing temporary differences in the subsequent year can be recovered through carryback or if greater, the amount of deferred tax asset expected to be realized within one year of the balance sheet date;

  •
  insured CDS are accounted for as insurance contracts rather than as derivative contracts recorded at fair value;

  •
  bonds are generally carried at amortized cost rather than fair value;

  •
  VIEs and refinancing vehicles are not consolidated;

  •
  surplus notes are recognized as surplus rather than as a liability unless approved for repayment; and

  •
  non-insurance company subsidiaries do not prepare accounts applying statutory accounting standards.

        Consolidated statutory net loss was $1,376.7 million for 2008 and net income of $312.9 million for 2007 and $339.6 million for 2006. Statutory surplus totaled $710.7 million for 2008 and $1,608.8 million for 2007. Statutory contingency reserves totaled $1,281.6 million for 2008 and $1,094.3 million for 2007.

26. EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	At December 31, 2008
	Insured Portfolios		Investment Portfolios
	FSA Insured Par Outstanding (1)	Ceded Par Outstanding	General Investment Portfolio(2)	FP Segment Investment Portfolio(2)
	(in millions)		(in thousands)
Assured Guaranty Re Ltd.	$972	$32,842	$81,324	$84,899
Radian Asset Assurance Inc.	96	24,447	1,941	99,188
RAM Reinsurance Co. Ltd.	—	11,929	—	—
Syncora Guarantee Inc.	1,364	4,135	26,385	192,336
CIFG Assurance North America Inc.	195	1,901	23,955	29,807
Ambac Assurance Corporation	4,976	1,075	626,288	431,173
ACA Financial Guaranty Corporation	19	943	—	—
Financial Guaranty Insurance Company	5,385	279	29,119	227,434
MBIA Insurance Corporation	4,022	—	938,700	419,700

Total	$17,029	$77,551	$1,727,712	$1,484,537

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Represents amortized cost of investments insured by other monolines. Amortized cost includes write-downs of securities that were deemed to be OTTI.

Exposures to Monolines
and Ratings of Underlying Risks

	At December 31, 2008
	Insured Portfolios(1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)		(dollars in thousands)
Assured Guaranty Re Ltd.
Exposure(4)	$972	$32,842	$81,324	$84,899
Triple-A	—%	5%	2%	—%
Double-A	10	40	—	45
Single-A	24	38	81	49
Triple-B	8	15	17	—
Below Investment Grade	58	2	—	6
Radian Asset Assurance Inc.
Exposure(4)	$96	$24,447	$1,941	$99,188
Triple-A	4%	8%	—%	—%
Double-A	—	43	100	—
Single-A	14	38	—	—
Triple-B	57	10	—	—
Below Investment Grade	25	1	—	100
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$11,929	$—	$—
Triple-A	—%	13%	—%	—%
Double-A	—	41	—	—
Single-A	—	32	—	—
Triple-B	—	12	—	—
Below Investment Grade	—	2	—	—
Syncora Guarantee Inc.
Exposure(4)	$1,364	$4,135	$26,385	$192,336
Triple-A	30%	—%	—%	1%
Double-A	—	8	22	—
Single-A	21	36	75	16
Triple-B	25	56	—	52
Below Investment Grade	24	—	—	31
Not Rated	—	—	3	—
CIFG Assurance North America Inc.
Exposure(4)	$195	$1,901	$23,955	$29,807
Triple-A	—%	2%	—%	—%
Double-A	2	27	—	41
Single-A	9	37	100	6
Triple-B	89	30	—	—
Below Investment Grade	—	4	—	53
Ambac Assurance Corporation
Exposure(4)	$4,976	$1,075	$626,288	$431,173
Triple-A	6%	—%	—%	5%
Double-A	42	9	42	9
Single-A	32	39	53	36
Triple-B	11	52	4	41
Below Investment Grade	9	0	1	9

	At December 31, 2008
	Insured Portfolios(1)		Investment Portfolios
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)	FP Segment Investment Portfolio(1)
	(dollars in millions)		(dollars in thousands)
ACA Financial Guaranty Corporation
Exposure(4)	$19	$943	$—	$—
Triple-A	—%	—%	—%	—%
Double-A	69	72	—	—
Single-A	—	26	—	—
Triple-B	11	2	—	—
Below Investment Grade	20	—	—	—
Financial Guaranty Insurance Company
Exposure(4)	$5,385	$279	$29,119	$227,434
Triple-A	—%	—%	—%	—%
Double-A	33	—	64	—
Single-A	57	100	35	30
Triple-B	8	—	1	57
Below Investment Grade	2	—	—	13
MBIA Insurance Corporation
Exposure(4)	$4,022	$—	$938,700	$419,700
Triple-A	—%	—%	—%	—%
Double-A	54	—	40	15
Single-A	14	—	55	25
Triple-B	32	—	4	49
Below Investment Grade	—	—	1	11

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's.

(4)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Information

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2008
REVENUES
Net premiums written	$195,382		$267,377	$176,624	$18,975	$658,358
Net premiums earned	72,905		84,628	123,742	95,658	376,573
Net investment income from general investment portfolio	64,846		67,412	67,078	64,845	264,181
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	36,179	(1)	32,660	29,925	28,127	126,891
Net unrealized gains (losses)	(489,134)		215,425	(194,196)	(277,058)	(744,963)

Net change in fair value of credit derivatives	(452,955)		248,085	(164,271)	(248,931)	(618,072)
Net interest income from financial products segment	208,764		148,949	165,802	123,851	647,366
Net realized gains (losses) from financial products segment	—		(1,042,413)	(417,419)	(7,184,351)	(8,644,183)
Net realized and unrealized gains (losses) on derivative instruments	430,766		(274,246)	25,184	1,242,818	1,424,522
Net unrealized gains (losses) on financial instruments at fair value	(411,390	)(2)	1,037,976	320,804	(817,027)	130,363
EXPENSES
Losses and loss adjustment expenses	300,429		602,842	327,633	646,795	1,877,699
Amortization of deferred acquisition costs	15,829		16,602	19,004	14,265	65,700
Net interest expense from financial products segment	239,267		187,189	182,030	185,822	794,308
Other operating expenses	19,854		(4,164)	40,064	43,117	98,871
Income (loss) before income taxes and minority interest	(685,392)		(541,854)	(437,731)	(7,650,552)	(9,315,529)
Net income (loss)	(421,576)		(330,500)	(333,481)	(7,357,613)	(8,443,170)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2007
REVENUES
Net premiums written	$78,681	$87,927	$130,078	$150,453	$447,139
Net premiums earned	76,773	82,860	72,446	85,677	317,756
Net investment income from general investment portfolio	57,709	58,117	60,472	60,361	236,659
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	22,239	23,161	27,000	30,400	102,800
Net unrealized gains (losses)	(13,206)	(45,587)	(293,718)	(290,098)	(642,609)

Net change in fair value of credit derivatives	9,033	(22,426)	(266,718)	(259,698)	(539,809)
Net interest income from financial products segment	250,791	260,810	288,389	279,587	1,079,577
Net realized gains (losses) from financial products segment	534	1,208	125	—	1,867
Net realized and unrealized gains (losses) on derivative instruments	31,577	1,053	(43,923)	74,094	62,801
Net unrealized gains (losses) on financial instruments at fair value	(3,113)	9,431	10,115	(2,442)	13,991
EXPENSES
Losses and loss adjustment expenses	4,390	4,678	10,060	12,439	31,567
Amortization of deferred acquisition costs	15,951	18,055	13,583	15,853	63,442
Net interest expense from financial products segment	241,683	248,441	260,014	239,108	989,246
Other operating expenses	30,262	38,760	33,474	39,594	142,090
Income (loss) before income taxes and minority interest	113,455	75,622	(211,062)	(159,883)	(181,868)
Net income (loss)	85,196	62,827	(121,809)	(91,868)	(65,654)

(1)
Amount revised from the one reported in the Company's quarterly report on Form 10-Q for March 31, 2008 to reflect a reclassification of ceding commission income from "other income."

(2)
Amount revised from the one reported in the Company's quarterly report on Form 10-Q for March 31, 2008 to reflect a reclassification of foreign exchange loss from "net unrealized gains (losses) on financial instruments at fair value" to "foreign exchange (gains) losses from financial products segment."

        Fourth quarter 2008 results include OTTI charges on FP Segment Investment Portfolio of $8.6 billion (See Note 6) and loss expense of $1.9 billion (see Note 9).

28. OTHER INCOME

        The following table shows the components of "other income." In 2008, other income includes $20.1 million related to commutation gains. See Note 26 for more information.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
DCP and SERP interest income(1)	$1,429	$12,458	9,106
DCP and SERP asset fair-value gain (loss)(1)	(38,920)	(6,380)	5,307
Realized foreign exchange gain (loss)	(3,573)	13,431	2,880
Commutation gain	20,127	—	—
Other	8,998	13,261	12,028

Subtotal	$(11,939)	$32,770	29,321

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in accountants, or any disagreements with accountants on accounting and financial disclosure within the two years in the period ended December 31, 2008.

Item 9AT. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

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

        As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation in relation to the criteria established in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        On May 21, 2008, the Company's shareholders appointed twelve directors to serve until the later of the Company's next annual meeting of shareholders or until their successors have been duly elected and qualified. Upon resignation of some of the existing board members, new members were elected in special meetings of the Board of Directors of the Company on August 6, 2008 (Messrs Delouis and Piret), November 7, 2008 (Mr. Joly) and December 22, 2008 (Messrs Buysschaert and Poupelle), increasing the total number of directors to thirteen. Information about the directors as of December 31, 2008 is set forth below and in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Directors and Executive Officers."

Robert P. Cochran Age 59
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
Michel Buysschaert Age 43

Director of the Company since December 2008. Since December 2008, Mr. Buysschaert has been the deputy head of Mergers and Acquisitions (M&A)/Strategy/Transversal Projects for Dexia. From 2003 to 2008, he was in charge of M&A transactions for the Dexia Group. Prior to joining Dexia, he was a partner at Deloitte & Touche Corporate Finance NV from 2000 to 2003, and a banker with Deutsche Bank from 1998 to 2000, Crédit Lyonnais from 1989 to 1998 and Chase Manhattan Bank from 1988 to 1989. Mr Buysschaert is a member of the board of directors of Dexia Participation Luxembourg SA and Dexia Funding Luxembourg SA.

Michèle Colin Age 54

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

Robert N. Downey Age 73

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

John W. Everets Age 62

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

Alexandre Joly Age 37

Director of the Company since November 2008. Mr. Joly is a Member of the Executive Committee of Dexia, in charge of the transformation plan, mergers and acquisitions, strategy and development. Prior to joining Dexia in 2008, Mr. Joly was the Deputy Chief of Staff to the French Minister of Energy, Ecology, Sustainable Development and Spatial Planning beginning in 2007. Mr. Joly served as the Chief Executive Officer of Compagnie Nationale du Rhône, a subsidiary of the GDF Suez Group, from 2003 to 2007 and advisor to the Chief Executive Officer and Senior Executive Vice President of the GDF Suez Group from 2001 to 2003. Mr. Joly began his career in 1997 at the French Ministry of Economy and Finance as a member of the Inspection Générale des Finances (IGF).

Rembert von Lowis Age 55

Director of the Company since July 2000. Mr. von Lowis was a Member of the Management Board of Dexia from October 1996 to October 2008. He became Senior Executive Vice President of Crédit Local de France in 1993. Mr. von Lowis joined Crédit Local de France as Chief Financial Officer and a Member of its Executive Board in 1988. Earlier, he held management positions in the Local Development Division in Caisse des Dépôts et Consignations and the Local Authorities Department of the French Ministry of Interior.

Séan W. McCarthy Age 50

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

James H. Ozanne Age 65

Director of the Company since September 2004. Mr. Ozanne previously served on the Board of Directors of the Company from January 1990 through May 2003, when he became Chief Executive Officer of SPS Holding Corp., a mortgage servicing holding company in which the Company owned a minority interest, a position he held until September 2004. He served as Vice Chairman of the Board of Directors of the Company from May 1998 until July 2000. Mr. Ozanne is Chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains ("Source One"), from March 1997 to May 1999, Vice Chairman of Source One from August 1996 until March 1997, and a director of Source One from August 1996 to May 1999. He was Chairman and Director of Nations Financial Holdings Corporation from January 1994 to January 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation ("USWCC") from September 1989 until December 1993, when the company was sold to Nations Bank. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently a director of Distributed Energy Services Corp. and RSC Holdings Inc., a construction equipment rental company. He was Chairman of PECO Pallet, a privately owned grocery pallet rental company, from 2000 to 2006, and is currently a member of the board of directors.

Claude Piret Age 57

Director of the Company since August 2008. Since January 2007, Mr. Piret has been Chief Risk Officer and a member of the Management Board of Dexia. Previously, he was a member of the Executive Committee of Dexia, beginning in 2006. From 2004 to 2006, he was in charge of operations for the Management Board of the Dexia group. Mr. Piret was a member of the Management Board of Dexia Bank Belgium from 2001 to 2003, in charge of Public & Project Finance, Balance Sheet Management and Financial Markets. Mr. Piret was at Crédit Général de Banque from 1982 to 1995 and Assubel Group from 1978 to 1982. In addition, Mr. Piret served on the board of Artesia Banking Corporation from 1995 to 2001 and is currently a member of the boards of directors of Denizbank and Clinique Saint-Pierre. Mr. Piret was trained as a civil engineer at Université Catholique de Louvain.

Pascal Poupelle Age 54

Director of the Company since December 2008. Since November 2008, Mr. Poupelle has been the Chief Executive Officer of Dexia Crédit Local and a member of the Management Board of Dexia, where he is in charge of Public & Wholesale Banking. Prior to joining Dexia, he was deputy general manager, global head of corporate coverage and a member of the Management Board of Credit Agricole Group starting in 2004. From 2001 to 2003, he was global head of institutional and corporate clients and a member of the Management Committee of Crédit Lyonnais, after leading Crédit Lyonnais' corporate and investment banking activities in the United States from 1994 to 2001. Mr. Poupelle worked in Aviation Finance at Crédit Lyonnais from 1988 to 1993, after working in the French Ministries of Defense and Transportation from 1978 to 1987.

Roger K. Taylor Age 57

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

Xavier de Walque Age 44

Director of the Company since May 2006. Effective March 1, 2009, Mr. de Walque is vice-chairman and member of the management board of Dexia Bank Belgium SA, subject to shareholder approval. Mr. de Walque was a member of the Management Board of Dexia S.A. from 2006 to the end of 2008. From 2004 to 2006, he was chief financial officer and a member of the management board of Dexia Bank Belgium. Mr. de Walque joined Dexia S.A. in 2001 as Head of Mergers and Acquisitions; from 2003 to 2004 he was Deputy Chief Financial Officer. Prior to then he was responsible for Corporate Finance at Compagnie Benelux Paribas ("Cobepa") from 1991 to 2001, serving on the Management Board of Cobepa from 1997 and as head of Belgian Corporate Finance at BNP Paribas from 1999. Mr. de Walque was an advisor in the cabinet of the Deputy Prime Minister and the Budget Ministry of Belgium between 1988 and 1990. Xavier de Walque is chairman of the Board of Directors and a member of the audit committee of Dexia Insurance Belgium and a member of the Board of Directors of Omroepgebouw Flagey NV.

Executive Officers of the Company

        In addition to Messrs. Cochran and McCarthy (who are described above under the caption "Directors"), the Company's other executive officers are described below. The Company's executive officers consist of the members of the Executive Management Committee.

Name	Age	Position
Bruce E. Stern	55	Managing Director, General Counsel and Secretary of the Company and FSA; Director of FSA
Joseph W. Simon	50	Managing Director and Chief Financial Officer of the Company and FSA; Director of FSA
Russell B. Brewer II	52	Managing Director of the Company and FSA; Chief Risk Management Officer and Director of FSA

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

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2008, the Audit Committee consisted of Mr. Ozanne (Chairman), Mr. Everets and Mr. Taylor.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

        The Company's compensation program was historically designed to attract, motivate and retain employees while, at the same time, aligning the interests of the Company's employees with those of the Company's shareholders. The Company's compensation program was established in substantially its current form in 1994, in connection with the initial public offering by the Company. When the Company was acquired by Dexia in 2000, the acquisition documents expressly provided for continuation of the Company's existing compensation program through 2004, with specified changes to the compensation program to reflect the fact that the Company's shares were no longer publicly traded. In 2004, the Human Resources Committee (the "HR Committee") of the Board of Directors of the Company reviewed the Company's compensation program with the advice of the HR Committee's independent compensation consultants, Hewitt Associates, and on the basis of that advice determined to continue the Company's compensation program with only minor changes, concluding that the existing program was successful in achieving its intended purposes. The proposed sale of the Company and the significant losses incurred by the Company in 2008 have had a material impact on the Company compensation program. Since the Company employed considerable performance based compensation for its senior management, 2008 compensation payouts were materially reduced, as was the value of outstanding vested and unvested equity based compensation awards.

Historical Compensation Philosophy

        The objectives underlying the Company's compensation program historically included the following:

  •
  The Company sought to attract and retain quality employees at all levels of the organization. To this end, the HR Committee maintained a general target of compensating the Company's employees within the 75th percentile of overall compensation provided by the Company's industry peers.

  •
  The Company sought to align the interests of employees with those of the Company's parent and, specifically, to motivate employees to grow the value and earnings of the Company. To this end, the Company employed measures of value and earnings generation in determining annual and longer term compensation.

  •
  The Company sought to have its employees take a long term view of the Company's business and the risks that the Company underwrites. To this end, higher ranking employees of the Company received a high percentage of their overall compensation in the form of incentive compensation that pays out based upon the Company's performance over three to four year periods.

Non-GAAP Measures of Value Creation Underlying the Company's Compensation Program

        The Company measures its overall success on the basis of a number of factors, including growth in adjusted book value ("ABV") per share, growth in book value per share (adjusted as described below), present value ("PV") financial guaranty originations, PV net interest margin ("PV NIM") and "operating earnings." ABV, PV financial guaranty originations, PV NIM and operating earnings are non-GAAP measures. Although measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them in determining compensation. Non-GAAP measures therefore provide investors with important information about the way management analyzes its business and rewards performance.

        ABV and book value growth are measures of value creation. ABV growth emphasizes new business production, since it captures the present value of insurance premiums and financial products net interest margin originated during a specified period. Book value growth, which emphasizes operating earnings, can be considerably more volatile than ABV growth, and will, for example, be more influenced by negative events such as increases in loss reserves. In applying these measures for compensation purposes, certain aspects of GAAP are eliminated that, in the view of management and the Board of Directors, distort the Company's economic results, most notably the impact of (i) marking to market investment grade FSA-insured credit default swaps under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), (ii) not applying hedge accounting treatment for economic hedges under SFAS 133 and (iii) unrealized gains and losses on investments and liabilities. Growth in ABV and book value are applied on a per share basis. In order to incentivize management to return capital to the Company's shareholders to the extent such capital is not being deployed, the calculation of the rate of growth per share is adjusted to offset the effects of dividends and capital contributions, which do not affect the number of shares outstanding.

        For a discussion of the non-GAAP measures PV financial guaranty originations and PV NIM originated for the FP segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—New Business Production."

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

  9.
  IFRS adjustments.

        ABV is reconciled to book value in the table that follows.

Reconciliation of Book Value to Non-GAAP Adjusted Book Value

	At December 31,
	2008	2007
	(in millions)
Shareholders' equity (GAAP)	$(5,184.5)	$1,577.8
After-tax adjustments:
Plus net unearned financial guaranty revenues	2,061.5	1,788.3
Plus PV outstanding(1)	1,062.0	1,319.7
Less net deferred acquisition costs	299.3	347.9
Less fair-value adjustments for credit derivatives in insured portfolio	(1,105.0)	(553.4)
Less fair-value adjustments attributable to the Company's own credit risk	1,522.3	—
Less fair-value adjustments for instruments with economically hedged risks	(220.5)	130.7
Less fair-value adjustments and amortization attributable to non-economic impairment charges	(7,803.5)	—
Less unrealized gains (losses) on investments	(106.3)	(1,305.3)
Less other	(7.7)	—
Less taxes	1,455.2	1,570.8

Subtotal	3,905.2	4,495.1
IFRS adjustments	0.6	0.2

Adjusted book value	$3,905.8	$4,495.3

(1)
PV outstanding includes the present value of future earnings from premiums, credit derivative fees, FP net interest margin and ceding commissions. The discount rate varies according to the year of origination. For each year's originations, the Company calculates the discount rate as the average pre-tax yield on its investment portfolio for the previous three years. The rate was 4.92% for 2008 and 4.86% for 2007.

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

        Adjustments 1, 2 and 3 above represent the sum of cumulative years' reported PV financial guaranty originations and PV NIM originated, as described below, less what has been earned or adjusted due to changes in estimates as described above. Installment payment contracts, whether in the form of premiums, credit derivatives or NIM, are generally non-cancelable by the Company and represent a claim to future cash flows. Therefore, management includes these amounts in its estimate of ABV. PV NIM outstanding is adjusted for management's estimate of transaction and hedging related costs. Adjustments 1 and 2 in the calculation of ABV represent unearned financial guaranty revenues that have been collected and the Company's best estimate of the present value of its future installments (comprising current- and prior-period originations that have not yet been earned). Debt schedules related to installment transactions can change from time to time. Critical assumptions underlying adjustment 2 are discussed below under "Present Value Financial Guaranty Originations."

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

        Adjustments 5 through 8 reflect the effect of certain items excluded from operating earnings, as described below, and ABV because, absent credit impairment that would cause a payment under the contract, these fair value adjustments will sum to zero over time. Any credit impairments, defined as the present value of estimated economic losses, would be included in operating earnings and ABV. ABV and operating earnings drive management compensation payouts. As the Company's objective is to optimize long-term stable growth in economic value, management generally seeks to minimize turnover and therefore any unrealized gain or loss, unless economic, is subtracted from book value to exclude it from the ABV metric. In the event that an investment is liquidated prior to its maturity, any related gain or loss is reflected in both earnings and ABV without further adjustment.

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

        Operating earnings (losses) are reconciled to net income (loss) as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Operating Earnings (Losses)

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net income (loss)	$(8,443.2)	$(65.7)	$424.2
Less non-economic adjustments:
Fair-value adjustments for instruments with economically hedged risks(1)	(149.0)	(39.9)	62.3
Fair-value adjustments for credit derivatives in insured portfolio	(592.6)	(642.6)	31.8
Fair-value adjustments attributable to the Company's own credit risk(2)	1,477.2	—	—
Fair-value adjustments and amortization attributable to impairment charges	(7,808.0)	—	—
Other	(7.7)	—	—
Tax (provision) benefit	253.7	238.8	(32.9)

Subtotal	(1,616.8)	378.0	363.0
IFRS adjustments	(24.9)	4.5	19.0

Operating earnings (losses)	$(1,641.7)	$382.5	$382.0

(1)
Hedge ineffectiveness remains in operating earnings. See following table for a more detailed presentation of fair-value adjustments for instruments with economically hedged risks.

(2)
Comprised of the fair value adjustment attributable to the Company's own credit risk recorded on FP segment debt at fair value and committed preferred trust put options.

Pre-tax Fair-Value Adjustments for Instruments with Economically Hedged Risks

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Fair-value adjustment for instruments with economically hedged risks	$(149.0)	$(39.9)	$10.3
VIE minority interest	—	—	52.0

Total fair-value adjustments for instruments with economically hedged risks	$(149.0)	$(39.9)	$62.3

Components of Compensation Provided by the Company

        The Company's compensation program in 2008 included the following basic elements (described in more detail below): (i) salary; (ii) cash bonus; (iii) equity compensation in the form of performance share units under the Company's 2004 Equity Compensation Plan (the "2004 Equity Plan"); (iv) health and other customary benefit plans; and (v) optional participation in Employee Share Plans sponsored by Dexia. In addition, the Company has employment agreements with its two most senior executive officers. For the more highly compensated employees within the Company, equity compensation historically represented the largest component of compensation, followed by cash bonus and salary.

  Salaries

        Employee salaries are generally established on the basis of competitive market standards, and are thereafter generally changed to reflect cost of living adjustments and changes in responsibility.

  Cash Bonuses

        Cash bonuses are paid on an annual basis out of a bonus pool (the "Bonus Pool") determined pursuant to a guideline formula intended to provide employees with a percentage of the growth in value in the Company during the preceding calendar year. In 2008, the Company experienced significant losses and did not experience a growth in value. Therefore, the guideline Bonus Pool for bonuses in respect of 2008 was $0. However, in establishing the Bonus Pool guideline, the HR Committee recognized that non-distributed Bonus Pool amounts from prior years may to a limited extent be accumulated and memorialized in future years as a "Rainy Day Fund" that would be available in subsequent years to fund bonus payments to employees in excess of the guideline Bonus Pool. The Committee also recognized that adjustments to the Bonus Pool guideline may be recommended by management, subject to approval of the HR Committee, to reflect changes in circumstances. Notwithstanding the Bonus Pool guideline, bonuses remain within the discretion of the HR Committee, except insofar as otherwise provided in the Company's employment agreements. Specifically, aggregate bonuses in any year may be more or less than the guideline Bonus Pool for that year, and individual employee bonuses are not directly tied to the guideline Bonus Pool, except insofar as provided in the Company's employment agreements. The HR Committee did not award a 2008 bonus to Mr. Cochran or Mr. McCarthy. The HR Committee determined that it was appropriate to award bonuses to the other members of the Executive Management Committee contingent on the closing of the sale to Assured in reduced amounts as compared to their 2007 bonuses.

        The current Bonus Pool guideline operates as follows. The guideline provides for an annual Bonus Pool equal to a predetermined percentage (the "Specified Percentage") of the increase in ABV of the Company during the applicable year (as derived from the Company's IFRS financial statements), excluding unrealized gains and losses on investments, net of tax, and excluding the mark-to-market, net of tax, of investment grade credit derivatives, but including a transaction return on equity ("Transaction ROE") modifier described below. ABV growth is considered by management and the HR Committee as a proxy for value creation. For the 2004 Bonus Pool, the HR Committee set the Specified Percentage at 11.25%. The increase in ABV during the applicable year is equal to (a) the percentage growth in ABV per share during such year, with credit given for dividends paid, multiplied by (b) ABV as of the beginning of such year.

        The HR Committee retained the right to evaluate the Bonus Pool formula annually; however, the intent was to maintain the Bonus Pool formula as long as practicable to promote stability. Since 2004, the Specified Percentage remained unchanged until February 2008, when the HR Committee reduced the Specified Percentage to 9.5%, since the Company's larger than anticipated ABV growth in recent years had been disproportionate with the growth in the number of employees and their compensation requirements. The revised Specified Percentage would have generated a 2007 guideline bonus pool approximately equal to the guideline Bonus Pool actually distributed in 2008 in respect of 2007.

        The Transaction ROE modifier adjusts downward the percentage growth in ABV per share if the Transaction ROE achieved in the aggregate for all transactions insured during the applicable year (the "Actual Average Transaction ROE") is less than the "Target Transaction ROE," with a maximum adjustment of 2%. The Actual Average Transaction ROE is a measure of the return on equity expected from transactions insured and GICs written by the Company during a specified period, based upon the Company's internal proprietary capital model. The "Target Transaction ROE" equals the after-tax book yield on the Company's investment portfolio (excluding the investment portfolios for financial products, variable interest entities and refinanced transactions) (determined as of the December 31 immediately preceding the compensation year) plus 9%, with a maximum Target Transaction ROE of 15%. In the event that the Actual Average Transaction ROE is less than the Target Transaction ROE for any year, then percentage growth in ABV per share for such year is reduced by an amount equal to one half the excess of the Target Transaction ROE (expressed as a percentage) over the Actual Average Transaction ROE (expressed as a percentage), subject to a maximum reduction of 2%. The Transaction ROE modifier was intended to motivate management to use the Company's capital prudently in building ABV per share. At the time of establishing the 9% figure, the HR Committee concluded that 9% over the Company's insurance company investment portfolio yield represented a reasonable target for aggregate transaction returns under the Company's internal capital model based upon the historical performance of the Company and its industry peers.

        Amounts of the Bonus Pool in respect of any year, determined as provided above, that are not distributed to employees for that year are credited, but not accrued for accounting purposes, to a "Rainy Day Fund" that will be available in subsequent years to fund bonus payments to employees in excess of the Bonus Pool determined as provided above, provided that the Rainy Day Fund may not exceed an amount equal to $25.0 million, adjusted to reflect increases in the Consumer Price Index from and after January 1, 2005. The Rainy Day Fund concept was employed to allow management to "save" Bonus Pool allocations for future years when the formula dictates a reduced Bonus Pool although staff retention and other considerations might support larger bonuses than the formula would dictate. At December 31, 2008, the Rainy Day Fund balance was $28 million. Neither the Rainy Day Fund nor the guideline Bonus Pool, however, provides any entitlement to employees, since the HR Committee retains full discretion to award or decline to award bonuses, subject, in the case of the Chief Executive Officer and the President, to provisions of their employment agreements with the Company. Prior to payment of 2008 bonuses discussed below, the Rainy Day Fund had not been used to supplement the guideline Bonus Pool for any year.

        In January 2006, the HR Committee decided that determinations under the Bonus Pool Guideline would be made in accordance with IFRS rather than GAAP, subject to the HR Committee's obligation to make adjustments to reflect a change in, or a change in the interpretation or application by the Company of, such accounting principles to preserve the value of the Bonus Pool consistent with the intent that such value should reflect true economic financial performance of the Company, with any such adjustment determined by the HR Committee (or, if any director objects to any such adjustment, by the Board of Directors of the Company). IFRS was chosen in order to better align the interests of employees with the interests of Dexia, the Company's principal shareholder, whose accounts are maintained under IFRS.

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

  Performance Share Units

        The 2004 Equity Plan provides for awards of performance share units, which represent awards of both performance shares and shares of Dexia restricted stock. The Company has employed performance shares as its principal form of equity compensation since implementation by the Company of its 1993 Equity Participation Plan (the "1993 Equity Plan") in connection with its 1994 initial public offering. In 2004, the Company adopted the 2004 Equity Plan to replace the 1993 Equity Plan and ceased making further awards under the 1993 Equity Plan. The 2004 Equity Plan added Dexia restricted stock as a component of equity awards in order to further align the interests of the Company's employees with its parent, and to give Company employees a greater sense of membership in the Dexia group. The 2004 Equity Plan also provides that book value measurements employed in valuing performance shares are determined in accordance with IFRS, whereas valuations under the 1993 Equity Plan were in accordance with GAAP. Again, IFRS was chosen in order to better align the interests of employees with the interests of the Company's parent, whose accounts are maintained under IFRS.

        Performance share units awarded under the 2004 Equity Plan are comprised 90% of performance shares and 10% of Dexia restricted stock. Specifically, in order to determine the number of shares of Dexia restricted stock allocable to an award of performance share units, the recipient receives the number of Dexia shares that can be purchased with the proceeds of 10% of the units. For these purposes, the Dexia shares are valued at a purchase price per share historically equal to the average cost in dollars paid by the Company to acquire such shares, and each unit is given the value of one outstanding share of the Company's common stock valued as of the preceding year-end, as described below with respect to performance shares. Historically, performance share units have been awarded to Company employees in the first calendar quarter of each year and no more frequently than once per calendar year. The HR Committee has not awarded performance share units or performance shares in 2009 to date. Performance share units that were awarded in 2008 are described in the Company's 2007 Annual Report on Form 10-K.

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

        Each performance share represents a right to receive up to two shares of the Company's common stock (or the cash value thereof), with the actual number of common shares receivable determined on the basis of the change in ABV and book value per share over a specified performance cycle. The performance shares were designed to provide less compensation to participants than stock options if the Company performs poorly and more compensation to participants if the Company performs well. In particular, the performance shares were designed to have no value if the Company fails to generate growth in "value" per share in excess of 7%, which at the time of initial program implementation was a proxy for the risk-free yield on treasury securities. The actual dollar value received by a holder of performance shares, in general, varies in accordance with the annualized rate of ABV growth and book value growth per share (the "Internal Rate of Return" or "IRR") of the Company's common stock during an applicable "performance cycle" and the estimated value of the common stock at the time of payout of such performance shares.

        For purposes of the foregoing, ABV per share and book value per share are adjusted to exclude the after-tax change in "accumulated other comprehensive income" and any mark-to-market adjustments on investment grade CDS and economic interest rate hedges. Accumulated other comprehensive income includes, for example, unrealized gains and losses in the Company's investment portfolio. Specifically,

  •
  if the IRR is 7% or less per annum for any performance cycle, no shares of common stock will be earned for the performance cycle;

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

        So long as the Company's common stock is not publicly traded, the Company expects to pay amounts due under performance share awards (if any) in cash rather than stock, with shares having a value (the "Share Value") equal to the greater of:

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

        Except as otherwise provided in the employment agreements described below, performance shares (i) are generally forfeited in the event of a voluntary termination of employment prior to completion of the performance cycle; (ii) vest pro-rata in the event of termination without cause or retirement (generally at age 55 plus five years of service); (iii) vest fully in the event of death or disability; and (iv) vest fully in the event of termination without cause or constructive termination of employment following a "change in control."

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

  •
  a cash or deferred ("401(k)") plan, which does not include Company contributions, allowing pre-tax employee contributions up to limits provided under the Internal Revenue Code;

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

  •
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

  •
  deferred compensation plans (each, a "DCP") under which participants are entitled to defer receipt (generally for a minimum deferral period of three years) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company.

        The Company maintains two SERPs and two DCPs due to tax law changes adopted in 2004 under Section 409A of the Internal Revenue Code with respect to "deferred compensation arrangements." The Company adopted a new SERP and new DCP in 2004 that conform with the 2004 tax law requirements to receive all new contributions, while the pre-existing SERP and DCP were "grandfathered" under the pre-existing tax law but were closed to further contributions. The pre-existing DCP was subsequently amended to conform to the new tax law. As described in more detail below, the Company maintains a separate severance plan for members of its Executive Management Committee and has employment agreements providing severance arrangements for its two most senior executive officers.

        Different benefit plans and programs may apply to Company employees who are not United States residents.

  Dexia Employee Share Plans

        Company employees were historically entitled to participate in Employee Share Plans sponsored and funded by Dexia. Dexia did not offer an Employee Share Plan in 2008, but investments remain outstanding under Dexia Share Plans offered in prior years.

        Under the Dexia Employee Share Plans, Company employees are generally entitled to invest up to 25% of their prior year compensation (comprised primarily of salary, bonus and performance share payout for such year) in Dexia shares subject to a 5-year minimum investment period (with specified rights to withdraw funds in the event of termination of employment or special circumstances). The investment alternatives include:

  i)
  a "classic option" under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code, which was $24.04 for 2007); and

  ii)
  leveraged options, under which employees may purchase Dexia shares at a 20% discount employing 90% leverage pursuant to which

  a)
  the discount, dividends and a portion of any profits from the investment are allocated to the lender, and

    b)
    the employee receives (i) a guaranteed return of the dollars invested and (ii) either (depending on which option the employee has elected):

    •
    a multiple (9.8 times for shares purchased in 2007) of the Dexia share appreciation over the initial non-discounted purchase price in euros over the five-year term (the "Standard Leveraged Option");

    •
    a multiple (11.35 times for shares purchased in 2007) of the average monthly increase in Dexia share price over the initial non-discounted purchase price in euros over 52 months of the five-year term (the "Average Leveraged Option"); or

    •
    a multiple (5.15 times for shares purchased in 2007) of the sum of the annual gains in Dexia share price during each year of the 5-year term (the "Click Leveraged Option").

  Employment Agreements and Arrangements

        Each of Messrs. Cochran and McCarthy entered into four-year employment agreements with the Company effective with the July 2000 acquisition of the Company by Dexia. Upon expiration of these initial agreements, each of Messrs. Cochran and McCarthy entered into similar employment agreements with the Company effective July 5, 2004, which agreements were amended January 1, 2005 and February 14, 2008 to address provisions of Section 409A of the Internal Revenue Code applicable to severance and other deferred compensation arrangements. Each of the employment agreements generally guaranteed continuation of compensation and benefits through December 31, 2007, and provides for extensions of their initial term for two-year terms, subject to notice of termination from either party at least six months prior to the end of the expiring term. These agreements were automatically extended in accordance with their terms during 2007 and will expire on December 31, 2009 if notice of termination is provided on or prior to June 30, 2009 or will extend until December 31, 2011 if such notice is not provided. At any point after the initial term has expired, Mr. Cochran may elect to become Non-Executive Chairman of the Company for the remainder of the term and any extensions.

        Under the agreements, compensation consists of:

  •
  base salary at the annual rate in effect immediately prior to the agreement, subject to increase at the Board's discretion;

  •
  annual bonus equal to a minimum percentage of the "Bonus Pool" determined pursuant to formulae from time to time determined by the HR Committee; and

  •
  annual awards of performance shares under the 2004 Equity Plan having an estimated economic value at least equal to the employee's 2004 performance share award.

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

Purchase Agreement Provisions Bearing on the 2008 Compensation Process

        The Purchase Agreement providing for the sale of the Company to Assured provides a number of provisions bearing on the Company's 2008 compensation process. The Purchase Agreement imposes restrictions on the Company doing any of the following without Assured's consent:

  •
  Cash Compensation:  making any material change in cash compensation of employees other than (i) arrangements that do not involve payments by the Company after closing or (ii) changes pursuant to normal compensation practices or pursuant to existing contractual commitments and consistent with past practices.

  •
  Bonuses/Incentive Compensation:  paying any bonuses or incentive compensation, including equity-based compensation, in amounts on an annualized basis in excess of amounts accrued as of September 30, 2008 (provided that this shall not limit the amount of any bonus or incentive compensation payable to any particular individual).

  •
  General Benefits:  instituting any material increase in any benefit provided under any profit-sharing, bonus, incentive, deferred compensation, insurance, pension, retirement, medical, hospital, disability, welfare or other benefits available to employees other than (i) in the ordinary course of business or (ii) arrangements that do not involve payments by the Company after closing.

  •
  Employment/Severance Agreements:  entering into any employment or severance agreements other than for new employees in the ordinary course of business.

  •
  Severance/Termination Plan Benefits:  increasing benefits payable in the aggregate under severance or termination pay plans or policies other than as required by law or any existing plan.

  •
  New Plans/Plan Amendments:  adopting any new or amending any existing bonus, profit sharing, compensation, stock option, pension, retirement, deferred compensation, employment or other employee benefit plan or policy for the benefit of any director, officer or employee other than (i) for new employees in the ordinary course or (ii) amendments to such plans or policies applicable to all or a portion of the Company and that do not in the aggregate materially increase amounts otherwise payable thereunder, other than required amendments to the definition of "constructive termination" under the Company's severance policies intended to eliminate constructive termination by reason of reduced cash bonus payments.

  •
  Director/Executive Officer Compensation:  increasing the compensation or benefits of any director or executive officer other than in the ordinary course or as required by the applicable benefit plan.

  •
  Non-Competition/Solicitation:  waiving or amending any non-competition or non-solicitation agreement with any employee.

  •
  Issuance of Equity:  issuing or selling any equity interests or rights to acquire such interests other than (i) shares of Company issued pursuant to the Share Purchase Program Agreement and the DCP or SERP, as applicable, in respect of deemed investments by certain directors under the DCP and SERP, which shall not exceed 172,002 shares, (ii) performance shares under the Equity Participation Plan or (iii) shares issued to Dexia Holdings, FSA Holdings or a FSA Holdings subsidiary.

Purchase Agreement Provisions Bearing on the Post-Closing Compensation Matters

        The Purchase Agreement includes provisions bearing on compensation of Company employees post-closing, including the following:

  •
  Salaries and Benefit Plans.   Each active employee on the closing date shall receive (i) a salary no less than in effect immediately prior to closing for a period of one year and (ii) employee benefit plans, programs, policies and arrangements (other than salary) comparable to other New York City-based employees of Assured's subsidiaries; provided that Assured, FSA Holdings and FSA Holdings' subsidiaries will retain the right to terminate any employee.

  •
  Recognition of Service.  The Assured employee benefit plans, programs and policies will recognize each Company employee's service for purposes of eligibility, vesting and benefit accrual (other than accrual under defined benefit pension plans), to the same extent such service was credited under the comparable FSA benefit plan applicable to the employee.

  •
  Continuation of Severance Policies.  In connection with the Purchase Agreement, Assured has agreed that benefit provisions of the Company's severance policies (as opposed to those of Assured's severance policies) will apply to Company employees whose employment is terminated within one year of the Purchase Agreement closing.

The Company's 2008 Compensation Process

        The HR Committee determines the compensation of the Chief Executive Officer and the Chief Operating Officer and reviews and approves management's compensation recommendations for other employees of the Company. In December 2008, four additional directors designated by Dexia were appointed to the HR Committee. Following the appointment of the new HR Committee members, the HR Committee was comprised of Messrs. Downey (Chairman), Cochran, Taylor, Joly, Buysschaert, Piret and Poupelle. Mr. Cochran recuses himself from HR Committee deliberations concerning his own compensation.

        Historically, the HR Committee engaged compensation consultants to review market compensation levels. Johnson Associates, Inc. ("Johnson Associates") prepared a report for the HR Committee in connection with compensation decisions made in February 2008, as described in the Company's Annual Report on Form 10-K for 2007. Johnson Associates did not provide a similar report in connection with the HR Committee's compensation decisions made in January and February 2009 with respect to 2008 bonuses and 2009 salaries and performance share unit awards, since these decisions were made under unique circumstances for the Company, and were subject to the constraints and requirements applicable to the Company's compensation provided by the Purchase Agreement.

        The Company's Executive Management Committee (comprised of Messrs. Cochran, McCarthy, Brewer, Stern and Simon) provides input to the Human Resources Committee on compensation matters. Generally, managers within the Company prepared compensation recommendations of year-end bonuses, new year salaries and new year performance share unit awards for employees under their supervision, in what management characterized as a "bottom-up" compensation process, with initial compensation recommendations originating from lower levels of management. This process was not followed in arriving at 2008 bonuses, 2009 salaries and 2009 performance share unit awards. For 2008 bonus determinations, the Company's Executive Management Committee prepared recommendations taking into account the requirements of the Purchase Agreement. Specifically, the Purchase Agreement allowed for customary salary increases and a 2008 bonus pool of up to $28 million, which was based upon the "Rainy Day Fund" established under the Company's bonus guideline. Given the performance-based parameters of the Company's bonus guideline, adverse 2008 financial performance eliminated the guideline Bonus Pool but allowed for a "Rainy Day Fund" bonus pool comprised, as described above, of non-distributed amounts from prior year guideline bonus pools. The Rainy Day Fund bonus pool allowed at best for significantly reduced cash bonuses compared to prior years. The Executive Management Committee recommended a distribution of substantially the entire Rainy Day Fund bonus pool to employees of the Company (excluding the Executive Management Committee), and thereafter obtained an understanding, agreed by Assured, that up to an additional $3 million was available for bonuses to Executive Management Committee members to the extent that the HR Committee approved such bonuses. The HR Committee approved 2008 bonuses at its January 2009 meeting. 2008 bonus payouts for the named executive officers are described under "—Summary Compensation Table—Discussion of 2008 Compensation for the Named Executive Officers—2008 Cash Bonuses."

        At its January 2009 meeting, the HR Committee was provided with (i) the 2008 bonus and 2009 salary recommendations for Company employees (other than members of the Executive Management Committee); (ii) the Chief Executive Officer's recommendation of compensation for the Company's General Counsel and Chief Financial Officer and advice with respect to compensation of the Company's Chief Risk Management Officer and Chief Operating Officer; and (iii) the provisions of the Company's employment agreements with the Chief Executive Officer and Chief Operating Officer with respect to their entitlements for salary, bonus and performance share awards. On the basis of the foregoing, the HR Committee approved 2008 bonuses and 2009 salaries for employees of the Company, and declined to award performance share units or performance shares, as discussed in further detail below.

Compensation Committee Report

        The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the HR Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Robert N. Downey (Chairman) Michel Buysschaert Robert P. Cochran Alexandre Joly Claude Piret Pascal Poupelle Roger K. Taylor

Summary Compensation Table

        The table below sets forth a summary of all compensation paid to the chief executive officer, the principal financial officer and the three most highly compensated other executive officers of the Company, in each case for services rendered in all capacities to the Company for the three years ended December 31, 2008, 2007 and 2006.

2008 Summary Compensation Table(1)

Name and Principal Position	Year	Salary	Bonus(2)		Stock Awards(3)	Nonqualified Deferred Compensation Earnings(4)		All Other Compensation(5)		Total
Robert P. Cochran Chairman of the Board and Chief Executive Officer	2008 2007 2006	$500,000 500,000 500,000	$	— 3,600,000 3,300,000	$(6,450,107 8,754,952 6,721,121)	$	— 1,039,410 491,881	$169,862 547,451 357,889	(6) (6) (6)	$(5,780,245 14,441,813 11,370,891)
Séan W. McCarthy President and Chief Operating Officer	2008 2007 2006	350,000 340,000 330,000		— 3,300,000 3,000,000	(4,723,999 6,442,752 4,773,490)		— 317,773 150,380	171,523 135,159 116,162		(4,202,476 10,535,684 8,370,032)
Bruce E. Stern Managing Director, General Counsel and Secretary	2008 2007 2006	280,000 270,000 260,000		500,000 1,000,000 900,000	(1,702,304 2,283,763 1,738,733)		— — —	117,380 106,063 99,419		(804,924 3,659,826 2,998,152)
Joseph W. Simon Managing Director and Chief Financial Officer	2008 2007 2006	280,000 270,000 260,000		500,000 1,000,000 900,000	(1,616,317 2,031,984 1,255,879)		— — —	116,829 105,440 98,895		(719,488 3,407,424 2,514,774)
Russell B. Brewer II Managing Director and Chief Underwriting Officer	2008 2007 2006	280,000 270,000 260,000		300,000 1,200,000 900,000	(1,697,510 2,283,763 1,738,733)		— — —	118,330 106,063 99,419		(999,180 3,859,826 2,998,152)

(1)
Annual compensation for each year includes amounts deferred under the DCPs or paid into the Company's 401(k) plan or Flex Plan.

(2)
The bonus set forth for 2008 is contingent upon, and payable promptly following, the closing of the sale of the Company to Assured.

(3)
The amount under this column for 2008 is a negative number representing a reversal of prior year accruals with respect to stock awards having a multi-year valuation period. The amount under this column reflects the expense reported by the Company in the specified year under SFAS 123-R with respect to performance shares and Dexia restricted stock awarded under the Equity Plans in 2008, 2007, 2006 and 2005, except that (a) estimates of forfeiture related to service-based vesting provisions have not been taken into account in calculating such dollar amounts and (b) for purposes of determining the amount of compensation reflected for pre-2006 awards, the "modified prospective transition method" under SFAS 123-R was employed. No awards of restricted stock of the Company or options were made to any of the executives named in the table during the period covered by the table. Amounts included under this column are attributable to performance shares and Dexia restricted stock as set forth below:

Name	Year	Performance Share Compensation	Dexia Restricted Stock Compensation
Robert P. Cochran	2008 2007 2006	$(6,931,835 8,324,185 6,427,750)	$481,728 430,767 293,371
Séan W. McCarthy	2008 2007 2006	(5,121,264 6,121,443 4,557,777)	397,264 321,309 215,713
Bruce E. Stern	2008 2007 2006	(1,834,898 2,169,737 1,661,075)	132,594 114,026 77,658
Joseph W. Simon	2008 2007 2006	(1,747,631 1,921,422 1,182,648)	131,314 110,562 73,231
Russell B. Brewer II	2008 2007 2006	(1,834,898 2,169,737 1,661,075)	137,387 114,026 77,658
(4)
The amount under this column reflects the excess, if any, of (a) dividends and realized and unrealized gains on Company common stock acquired under the Director Share Purchase Program described below and credited by the Company to participants under the DCPs and SERPs over (b) a market rate of interest identified by the Internal Revenue Service as a proxy for the rate the Company would be paying to a lender if the Company had paid out the deferred compensation up front and did not have the use of funds, equal to 120% of the federal rate with compounding prescribed under Section 1274(d) of the Internal Revenue Code (5.68% for 2007 and 5.35% for 2008) (the "Proxy Market Rate"). This column does not include earnings on publicly traded securities and mutual funds credited by the Company to participants under the DCPs and SERPs. The Company currently match funds all phantom investments made by participants in the DCPs and SERPs. Investment alternatives under the DCPs include mutual funds, shares of individual companies and, in the case of director participants, shares under the Director Share Purchase Program described below. Since the Company match funds all phantom investments under the DCPs and SERPs, the principal costs associated with these plans (in addition to the amounts actually contributed by the Company under the SERPs) come from (i) the delay in recognition by the Company of compensation expense for the deferred amounts and (ii) the recognition of gains on matched investments if and when realized by the Company prior to the time that the Company recognizes a deduction for compensation expense to the employee (at the time payments are made by the plans to the participants). Reference is made to "—Nonqualified Deferred Compensation," below, for a list of the mutual funds and stock benchmarks under the DCPs and SERPs and their respective 2008 rates of return. The dollar amounts under this column do not include earnings under the SERPs, which qualify as "excess benefit plans" under Rule 16(b)-3(b)(2) of the Exchange Act, except insofar as SERP investments are in Company common stock under the Director Share Purchase Program. The dollar amounts under this column are not included in determining amounts under the "total" compensation column.

(5)
All Other Compensation includes the contributions by the Company to the Pension Plan and SERPs set forth below:

Name	Year	Pension Plan	SERPs
Robert P. Cochran	2008 2007 2006	$20,700 20,250 19,800	$69,300 69,750 70,200
Séan W. McCarthy	2008 2007 2006	20,700 20,250 19,800	69,300 69,750 70,200
Bruce E. Stern	2008 2007 2006	20,700 20,250 19,800	69,300 69,750 70,200
Joseph W. Simon	2008 2007 2006	20,700 20,250 19,800	69,300 69,750 70,200
Russell B. Brewer II	2008 2007 2006	20,700 20,250 19,800	69,300 69,750 70,200

  Pension Plan and SERP amounts shown were accrued during 2007 and 2008 and paid in February of 2008 and 2009, respectively. The Pension Plan provides for a Company funded contribution equal to 9% of cash compensation (salary and bonus) up to the compensation limit specified by the Internal Revenue Service. The SERPs provide for an unfunded Company contribution equal to 9% of cash compensation over and above the Pension Plan compensation limit but limited to $1.0 million of compensation. The Pension Plan and SERPs provide for vesting of contributions over a six-year employment period, after which all subsequent contributions are 100% vested. Given the tenure with the Company of the named executive officers, all contributions to the Pension Plan and SERPs on behalf of the named executive officers are fully vested when made.

  All other compensation includes dividends on unvested shares of Dexia restricted stock paid (without adjustment for withholding taxes) by Dexia during 2006, 2007 and 2008 in the amounts set forth below:

Name	Year	Dollar Value of Dividends
Robert P. Cochran	2008 2007 2006	$79,862 40,126 26,930
Séan W. McCarthy	2008 2007 2006	81,523 45,159 26,162
Bruce E. Stern	2008 2007 2006	27,380 16,063 9,419
Joseph W. Simon	2008 2007 2006	26,829 15,440 8,895
Russell B. Brewer II	2008 2007 2006	28,330 16,063 9,419

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

(6)
All other compensation for Mr. Cochran includes the excess of (a) dividends and realized and unrealized gains on common stock of the Company, purchased through the Director Share Purchase Program (and not owned under the DCPs or SERPs), over (b) the Proxy Market Rate of 5.68% in 2007 and 5.35% in 2008, which was $417,325 for 2007 and $0 for 2008. For a discussion of the Director Share Purchase Program, see "—Compensation of Directors—Director Share Purchase Program," below.

        Performance shares generally vest upon completion of the related 3-year performance cycle. The dollar value of performance share awards reported in the Summary Compensation Table for 2006, 2007 and 2008 vest as follows, absent termination of employment, death or retirement:

Name	Year	2006		2007		2008		2009
Robert P. Cochran	2008 2007 2006	$	— — 2,909,760	$	— 3,003,390 2,013,487	$(6,931,835) 2,839,552 1,504,503	(1)	$	— 2,481,243 —
Séan W. McCarthy	2008 2007 2006		— — 1,986,263		— 2,184,768 1,465,261	(5,121,264) 2,087,906 1,106,253	(1)		— 1,848,769 —
Bruce E. Stern	2008 2007 2006		— — 751,619		— 761,291 511,206	(1,834,898) 751,646 398,250	(1)		— 656,799 —
Joseph W. Simon	2008 2007 2006		— — 429,418		— 568,413 384,479	(1,747,631) 696,210 368,751	(1)		— 656,799 —
Russell B. Brewer II	2008 2007 2006		— — 751,619		— 761,291 511,206	(1,834,898) 751,646 398,250	(1)		— 656,799 —

(1)
The amounts for 2008 are negative numbers representing reversals of prior year accruals with respect to stock awards having a multi-year valuation period.

        Generally, one third of a Dexia restricted stock award vests after 2.5 years and two thirds vests after 3.5 years, with transfer restrictions lapsing six months after the vesting date. The 2004 Equity Plan provides that, when a participant becomes eligible for retirement at age 55, shares of Dexia restricted stock vest thereafter to the extent the shares would have vested had the employee actually retired. Commencing in 2007, however, an exception to this general provision was adopted providing for delayed vesting for any employee over the age of 55 who is not entitled to retire pursuant to the terms of an employment agreement with the Company, as is the case with Mr. Cochran. Prior to adoption of this exception, shares of Dexia restricted stock held by Mr. Cochran vested in 2006 as set forth in the table below. The dollar value of Dexia restricted stock reported in the Summary Compensation Table for 2006, 2007 and 2008 for Messrs. Cochran, McCarthy, Brewer, Stern and Simon have vested or will vest as follows, absent termination of employment, death or retirement:

Name	Year	2006		2007		2008	2009	2010		2011
Robert P. Cochran	2008 2007 2006	$	— — 293,371	$	— 30,782 —	$76,188 152,375 —	$405,541 247,610 —	$	— — —	$	— — —
Séan W. McCarthy	2008 2007 2006		— — —		— 22,634 36,923	56,020 112,040 108,827	121,547 117,077 69,963		135,441 69,558 —		84,256 — —
Bruce E. Stern	2008 2007 2006		— — —		— 8,148 13,292	20,167 40,335 39,178	112,426 65,543 25,188		— — —		— — —
Joseph W. Simon	2008 2007 2006		— — —		— 7,244 11,817	18,888 37,775 36,226	43,014 41,467 25,188		44,134 24,076 —		25,278 — —
Russell B. Brewer II	2008 2007 2006		— — —		— 8,148 13,292	20,167 40,335 39,178	43,014 41,467 25,188		74,206 24,076 —		— — —

Discussion of 2008 Compensation for the Named Executive Officers

        Set forth below is a discussion of the 2008 bonuses and 2009 salaries for the named executive officers. For the Chief Executive Officer and the President, these amounts were determined with reference to their agreements with the Company, about which there is a dispute. The compensation of the General Counsel, Chief Risk Management Officer and Chief Financial Officer was determined on the premise that the services of these senior officers are required to effectuate a closing of the sale of the Company under the Purchase Agreement. The HR Committee of the Board of Directors accepted management's recommendations regarding compensation for employees (other than members of the Executive Management Committee) and the high end of the range of the Chief Executive Officer's recommendation regarding compensation of the General Counsel and Chief Financial Officer, but made payment of the 2008 bonuses for the General Counsel, the Chief Financial Officer and the Chief Risk Management Officer contingent upon a closing of the sale of the Company to Assured.

  2009 Salaries

        The named executive officers received salary increases for 2009 of 1.5%, representing 50% of the 3% salary increase provided to other Company employees, primarily representing cost of living adjustments.

        Chief Executive Officer.    The 2009 salary for the Company's Chief Executive Officer was set at $507,500, compared to a 2008 salary of $500,000, representing a 1.5% salary increase as awarded to other Executive Management Committee members as a cost of living increase. Under his employment agreement with the Company, Mr. Cochran is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($490,000), subject to increase at the Board's discretion.

        Chief Operating Officer.    The 2009 salary for the Company's Chief Operating Officer was set at $355,250 compared to a 2008 salary of $350,000, representing a 1.5% salary increase as awarded to other Executive Management Committee members as a cost of living increase. Under his employment agreement with the Company, Mr. McCarthy is entitled to a base salary at the annual rate in effect immediately prior to the effective date of the agreement ($300,000), subject to increase at the Board's discretion.

        Chief Risk Management Officer, General Counsel and Chief Financial Officer.    The 2009 salaries for the Company's Chief Risk Management Officer, General Counsel and Chief Financial Officer were set at $284,200 compared to 2008 salaries of $280,000, representing a 1.5% salary increase as awarded to other Executive Management Committee members as a cost of living increase.

  2008 Cash Bonuses

        Based on the Company's 2008 financial performance, under Company's Bonus Pool guideline the Bonus Pool for 2008 was $0. However, the "Rainy Day Fund," which totaled $28 million, was available to fund 2008 bonuses. The Purchase Agreement contemplated distribution of a 2008 bonus pool of up to $28 million absent approval from Assured. Assured consented to the distribution of up to an additional $3 million to fund 2008 bonuses to members of the Company's Executive Management Committee. The $28 million Rainy Day Fund bonus pool was significantly less than the 2007 guideline Bonus Pool of $79.5 million, of which $65.3 million was distributed, and the 2006 guideline Bonus Pool of $61.4 million, of which $57.3 million was distributed.

        Chief Executive Officer and Chief Operating Officer.    Neither Mr. Cochran nor Mr. McCarthy was awarded a bonus for 2008.

        General Counsel, Chief Financial Officer and Chief Risk Management Officer.    The 2008 bonus for each of Messrs. Stern and Simon was set at $500,000, a decrease from their 2007 bonuses of $1,000,000 each. The bonuses awarded to Messrs. Stern and Simon are contingent upon the closing of the sale of the Company to Assured, and were considered necessary by the HR Committee for retentive purposes. The 2008 bonus for Mr. Brewer was set at $300,000, a decrease from his 2007 bonus of $1,200,000, and is also contingent upon closing of the sale of the Company to Assured and was considered necessary for retentive purposes.

  Performance Share Unit Awards

        The HR Committee has not awarded performance share units or performance shares in 2009 to date. Performance share unit awards made in February 2008 are described in the Company's 2007 Annual Report on Form 10-K, including the Grants of Plan-Based Awards table. Because there have been no further awards since the previously reported awards granted in 2008, a Grants of Plan-Based Awards table is not included in this Annual Report.

Outstanding Equity Awards

        The following table sets forth a summary of the outstanding unvested equity awards to each of the named executive officers as of December 31, 2008 (excluding awards vesting on such date and payable in February 2009).

Outstanding Equity Awards at 2008 Fiscal Year-End

Name	Number of Performance Shares That Have Not Vested(1)	Market Value of Performance Shares That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Shares of Dexia Restricted Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Market Value of Dexia Restricted Stock That Have Not Vested(4)
Robert P. Cochran	78,000	$—	46,346	$207,167
Séan W. McCarthy	65,400	—	42,605	190,446
Bruce E. Stern	21,600	—	13,960	62,403
Joseph W. Simon	21,600	—	13,960	62,403
Russell B. Brewer II	22,500	—	14,625	65,375

(1)
Performance shares generally vest upon completion of the related 3-year performance cycle. The performance shares reported vest as follows:

Name	2009	2010	2011
Robert P. Cochran	30,600	29,400	18,000
Séan W. McCarthy	22,800	24,600	18,000
Bruce E. Stern	8,100	8,100	5,400
Joseph W. Simon	8,100	8,100	5,400
Russell B. Brewer II	8,100	8,400	6,000
(2)
Based upon management's expectation of whether performance objectives for outstanding performance shares will be achieved, such shares have no value. If the performance objectives were achieved, resulting in a 100% payout for performance shares using the December 31, 2008 share value under the 2004 Equity Plan, then the amounts in this column would be as follows: Mr. Cochran, $7,725,884; Mr. McCarthy, $6,477,857; Mr. Stern, $2,139,476; Mr. Simon, $2,139,476; and Mr. Brewer, $2,228,620.

(3)
Generally, one third of a Dexia restricted stock award vests after 2.5 years and two thirds vests after 3.5 years, with transfer restrictions lapsing six months after the vesting date. The Dexia restricted stock reported vests as follows:

Name	2009	2010	2011
Robert P. Cochran	37,690	6,756	1,900
Séan W. McCarthy	13,953	15,351	13,301
Bruce E. Stern	11,421	1,969	570
Joseph W. Simon	4,963	5,007	3,991
Russell B. Brewer II	4,963	9,029	633
(4)
Market value is based upon the December 31, 2008 closing price of Dexia ordinary shares converted into dollars at Euro 1.00 = $1.3971, the December 31, 2008 exchange rate as reported on the Bloomberg data screen.

2006/2007/2008 Performance Share Payout

        Performance Shares awarded under the 2004 Equity Plan with respect to the 2006/2007/2008 performance cycle ("2006/2007/2008 performance shares") vested in accordance with their award agreements on December 31, 2008 but there was no payout as they had no value due to the poor financial performance of the Company. The 2006/2007/2008 performance shares held by the named executive officers were awarded in February 2005 and February 2006, and disclosed in the Company's

Annual Reports on Form 10-K for the years ended December 31, 2004 and December 31, 2005, respectively.

Dexia Restricted Stock Vested During 2008

        The following table sets forth a summary of Dexia Restricted Stock awarded to each of the named executive officers that vested during the year ended December 31, 2008:

Dexia Restricted Stock Vested During 2008

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Robert P. Cochran(2)	9,534	$152,544
Séan W. McCarthy	14,396	230,341
Bruce E. Stern	5,183	82,924
Joseph W. Simon	4,797	76,758
Russell B. Brewer II	5,183	82,924

(1)
The value realized on vesting is based upon the closing market price of Dexia ordinary shares as of the last day of each calendar quarter converted into U.S. dollars as reported on the books of the Company.

(2)
Dexia restricted stock awards initially provided for pro-rata vesting upon eligibility for retirement at age 55. This provision was amended in February 2007 to delay vesting for employees like Mr. Cochran, who are not eligible to retire until a later date. Prior to such amendment, some shares of Dexia restricted stock owned by Mr. Cochran had vested.

Nonqualified Deferred Compensation

        The following table sets forth a summary of information with respect to the Company's Deferred Compensation Plans (DCPs) and Supplemental Executive Retirement Plans (SERPs) as of and for the year ended December 31, 2008:

2008 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY (DCPs)(1)	Registrant Contributions in Last FY (SERPs)(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Robert P. Cochran	—	$69,750	$(5,510,113)	$(17,858,232)	$9,900,546
Séan W. McCarthy	—	69,750	(1,116,611)	—	5,098,719
Bruce E. Stern	—	69,750	(523,140)	—	2,579,111
Joseph W. Simon	—	69,750	7,802	—	345,164
Russell B. Brewer II	—	69,750	(1,917,598)	(1,258,391)	7,962,476

(1)
This column reflects compensation otherwise payable in 2008 voluntarily deferred by the named executive officer under the DCPs.

(2)
This column reflects contributions by the Company to the SERPs on behalf of the named executive officers accrued in 2007 and contributed in 2008. These amounts were included in the Summary Compensation Table in the Company's 2007 Form 10-K. All amounts were 100% vested at December 31, 2008.

        The SERPs and DCPs are "top hat" plans, which are unfunded and unsecured non-qualified plans restricted under applicable law to a limited number of highly compensated employees. Under the SERPs, the Company makes an annual contribution equal to 9% of prior year salary and bonus in excess of the money purchase plan salary/bonus cap (but disregarding salary/bonus in excess of $1.0 million), with such contributed amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company. The mutual funds and securities employed as investment benchmarks under the DCPs and SERPs in 2008 and their respective 2008 rates of return were as follows:

Name of Mutual Fund or Stock Benchmark	2008 % Rate of Return
ARTIO International Fund	(43.7)
Dodge & Cox Income Fund	(0.3)
Dodge & Cox Stock Fund	(43.3)
Fidelity Contrafund	(37.2)
Fidelity Investment Grade Bond Fund	(7.1)
Fidelity U.S. Government Reserves	2.5
Financial Security Assurance Holdings Ltd. common shares (Director Share Purchase Program)	(12.6)
Harbor Capital Appreciation	(37.1)
Longleaf Partners Fund	(50.6)
Longleaf Partners Small Cap Fund	(43.9)
Montpelier Re common shares	0.6
Northern Select Equities Fund	(40.5)
Olympus Re common shares	(44.6)
PIMCO Stocks Plus	(45.4)
White Mountains Insurance Group common shares	(47.6)

        Amounts contributed by the Company under the SERPs and the earnings thereon are payable upon or after termination of employment in accordance with a schedule elected by the employee. Under the DCPs, participants are entitled to irrevocably defer receipt (generally for a minimum deferral period equal to the earlier of three years or until termination of employment) of bonus and performance share compensation otherwise payable to them by the Company, with such deferred amounts generally credited with returns on mutual funds or securities selected by the participants and "match funded" by the Company. While the SERPs and DCPs are unfunded plans, the plans contemplate that the Company will make available to plan participants "deemed" investment alternatives comprised of mutual funds or securities. Plan participants are generally entitled to select one or more such "deemed" investments for their plan balances (and to change such selections on a quarterly basis) and their plan balances are credited or debited with the performance of such selected investments. Plan participants are entitled to elect to receive SERP and DCP payouts in lump sums at the payout date or in installments (over a period of years elected in advance by the participant) commencing with the payout date. The SERPs and DCPs generally do not permit early withdrawals of funds absent extreme financial hardship, but allow for extensions of deferrals to the extent permitted by the Internal Revenue Code. In connection with amendments made in 2007 and 2008 to the DCPs, participants were entitled, in accordance with applicable Internal Revenue Code requirements, to change deferral elections previously made under those plans.

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

  •
  vesting of his outstanding performance shares and all performance shares he was entitled to be awarded during the remaining term of the employment agreement, with uncompleted years in any performance cycle valued as if the performance objective had been 100% satisfied; and

  •
  a gross-up payment to hold the employee harmless from any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended ("Golden Parachute Tax").

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

        If his employment with the Company had been terminated without cause by the Company on December 31, 2008, then pursuant to his employment agreement Mr. Cochran would have been entitled to receive a minimum of up to $15,364,902, comprised of:

  (a)
  $1,000,380 representing (i) $1,000,000, equal to two times the annual base salary at the 2008 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (b)
  up to $6,902,622, representing (i) $6,900,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (c)
  up to $2,085,737, representing (i) the vesting of all previously granted outstanding performance shares valued at $99.05 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100% achievement of the performance objectives, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below;

  (d)
  up to $5,133,807, representing the award and vesting of performance shares the employee is entitled to be awarded in 2009 valued at $99.05 per share under the 2004 Equity Plan, with the payout valued at 100% achievement of the performance objectives, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below; and

  (e)
  up to $242,356, representing (i) the vesting of the 46,346 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2008 at $4.47 per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period.

The amounts provided above represent the Company's understanding of the amount payable under the interpretation of the severance provisions of Mr. Cochran's employment agreement most favorable to the employee.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2008, then pursuant to his employment agreement Mr. McCarthy would have been entitled to receive a minimum of $13,033,202, comprised of:

  (a)
  $700,266, representing (i) $700,000, equal to two times the annual base salary at the 2008 rate, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (b)
  up to $6,302,394, representing (i) 6,300,000, equal to two times the average annual bonus payable for the two years immediately prior to the termination, plus (ii) interest at the year-end three-month Treasury rate for the six month period prior to payment;

  (c)
  up to $2,085,737, representing (i) the vesting of all previously granted outstanding performance shares valued at $99.05 per share under the 2004 Equity Plan, with the payouts for each completed year based on actual results and the payout for uncompleted years valued at 100% achievement of the performance objectives, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below;

  (d)
  up to $3,722,010, representing the award and vesting of performance shares the employee is entitled to be awarded in 2009 valued at $99.05 per share under the 2004 Equity Plan, with the payout valued at 100% achievement of the performance objectives, plus (ii) interest at 8% per annum, compounded semi-annually, for the two year restricted period described below; and

  (e)
  up to $222,795, representing (i) the vesting of the 42,605 outstanding shares of Dexia restricted stock previously granted under the 2004 Equity Plan, valued as of December 31, 2008 at $4.47per share, plus (ii) interest at 8% per annum, compounded semi-annually, for a two year restricted period.

The amounts provided above represent the Company's understanding of the amount payable under the interpretation of the severance provisions of Mr. McCarthy's employment agreement most favorable to the employee.

        In the fourth quarter of 2008, Mr. McCarthy provided notice of constructive termination of employment under his employment agreement alleging a diminution of his significant duties and responsibilities. The Company has entered into a "tolling agreement" with Mr. McCarthy with respect to the termination notice period under the employment agreement, pending further discussions.

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

  •
  "constructive termination" of employment occurs if an eligible employee's base salary or incentive compensation opportunities are materially reduced out of line with Company results, or if there is a material reduction in responsibilities, such that the employee's termination of employment is an involuntary termination under Section 409A of the Internal Revenue Code; and

  •
  "months of pay" (a) shall be determined on the basis of the eligible employee's monthly salary on his separation date and (b) shall include the eligible employee's most recent bonus (or three year average, if higher), with one-twelfth (1/12th) of such bonus amount being allocated to each month of pay.

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

        If his employment with the Company had been terminated without cause by the Company on December 31, 2008, then pursuant to the Severance Policy for Senior Management, Mr. Stern would have been entitled to receive $1,397,672, comprised of:

  (a)
  one year salary at the 2008 rate of $280,000;

  (b)
  one year bonus at the 2007 rate of $1,000,000;

  (c)
  $34,987, the estimated value of outstanding performance shares and performance share units vested pro-rata, representing (i) 8,100 performance shares valued at $0, based upon management's expectation of whether performance objectives for outstanding performance shares will be achieved. If the performance objectives were achieved, resulting in a 100% payout for performance shares using the December 31, 2008 share value of $99.05 under the 2004 Equity Plan, then the amount would be $802,303; and (ii) $34,987 in respect of 7,827 shares of Dexia restricted stock valued at $4.47 per share;

  (d)
  $29,352, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

  (e)
  $53,333, representing payment for unused vacation days.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2008, then pursuant to the Severance Policy for Senior Management, Mr. Simon would have been entitled to receive $1,395,872, comprised of:

  (a)
  one year salary at the 2008 rate of $280,000;

  (b)
  one year bonus at the 2007 rate of $1,000,000;

  (c)
  $34,987, the estimated value of outstanding performance shares and performance share units vested pro-rata, representing (i) 8,100 performance shares valued at $0, based upon management's expectation of whether performance objectives for outstanding performance shares will be achieved. If the performance objectives were achieved, resulting in a 100% payout for performance shares using the December 31, 2008 share value of $99.05 under the 2004 Equity Plan, then the amount would be $802,303; and (ii) $34,987 in respect of 7,827 shares of Dexia restricted stock valued at $4.47 per share;

  d)
  $27,552, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

  (e)
  $53,333, representing payment for unused vacation days.

        If his employment with the Company had been terminated without cause by the Company on December 31, 2008, then pursuant to the Severance Policy for Senior Management, Mr. Brewer would have been entitled to receive $1,606,968, comprised of:

  (a)
  one year salary at the 2008 rate of $280,000;

  (b)
  one year bonus at the 2007 rate of $1,200,000;

  (c)
  $35,949, the estimated value of outstanding performance shares and performance share units vested pro-rata, representing (i) 8,200 performance shares valued at $0, based upon management's expectation of whether performance objectives for outstanding performance shares will be achieved. If the performance objectives were achieved, resulting in a 100% payout for performance shares using the December 31, 2008 share value of $99.05 under the 2004 Equity Plan, then the amount would be $812,208; and (ii) $35,949 in respect of 8,042 shares of Dexia restricted stock valued at $4.47 per share;

  (d)
  $29,352, representing the estimated cost of continuation of hospital, medical, dental, prescription drug and vision coverages for the severance period; and

  (e)
  $61,667, representing payment for unused vacation days.

Payments Upon Retirement

        Their employment agreements provide that Messrs. Cochran and McCarthy may elect to retire at the end of any employment agreement term after age 60, but that retirement is mandatory at age 65. Upon any such retirement, each of Mr. Cochran and Mr. McCarthy will be entitled to his pro-rata annual base salary and annual bonus through the date of retirement and the vesting of his outstanding performance shares over time as if he remained employed. Messrs. Cochran and McCarthy are not entitled to any other on-going retirement compensation except as provided by the Pension Plan and SERPs. Each of Mr. Cochran and Mr. McCarthy is below the minimum retirement age of 60 provided in their employment agreements. Each of Mr. Brewer, Mr. Stern and Mr. Simon is below the minimum retirement age of 55 otherwise applicable to employees of the Company. Accordingly, none of the named executive officers would be entitled to any payments by reason of retirement at December 31, 2008. In addition, under the Company's Optional Retiree Medical Program applicable to all U. S. Company employees, Messrs. Cochran, McCarthy, Brewer, Stern and Simon are entitled to participate in the Company's medical plan following retirement provided that they pay the full cost of coverage plus a 5% administrative fee to the Company. The Company retains the right to terminate the Optional Retiree Medical Program at any time.

Payments Upon Change in Control

        The 2004 Equity Plan provides that the plan shall automatically continue if a change in control occurs. Following a "plan continuation," performance shares and Dexia restricted stock are not accelerated, but vest and are payable as if no change in control had occurred, except that performance shares and Dexia restricted stock vest in the case of any employee who is terminated without cause or leaves for "good reason" following the change in control, with the payouts for each completed year prior to termination of employment based on actual results and the payout for each uncompleted year following termination of employment based upon 100% achievement of the performance objectives.

Compensation of Directors

        The table below sets forth a summary of all compensation paid to the directors of the Company, in each case for services rendered to the Company for the year ended December 31, 2008. Employees of the Company and Dexia received no additional compensation for their services as directors of the Company.

2008 Director Compensation Table

Name	Fees Earned Or Paid in Cash	Total
Robert N. Downey	$79,000	$79,000
John W. Everets	86,000	86,000
James H. Ozanne	118,000	118,000
Roger K. Taylor	116,250	116,250

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

        The Director Share Purchase Program entitles each director of the Company to purchase from Dexia (or an affiliate thereof) up to 126,958 restricted shares of the Company's common stock (which represented a $10.0 million investment at the purchase price at inception of the program) at a price determined in accordance with the provisions of the Director Share Purchase Program Agreement:

  •
  restricted shares must be held for the lesser of four years or the participant's tenure as a director of the Company;

  •
  restricted shares may be put to Dexia Crédit Local at any time or from time to time following the required holding period for cash; and

  •
  purchases of shares after inception of the program are at a price equal to the purchase price for shares put to Dexia Crédit Local.

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

        Since the fourth quarter of 2008, there has been a difference between Dexia and the holders of shares under the Program regarding the proper valuation of such shares, which may lead to arbitration if unresolved.

Compensation Committee Interlocks and Insider Participation

        As of January 1, 2008, the HR Committee consisted of Messrs. Downey (chairman), Cochran and Taylor, as well as Bruno Deletré and Axel Miller. Mr. Deletré resigned as a director of the Company in July 2008, and Mr. Miller resigned in October 2008. Alain Delouis served as a director of the Company from August 2008 to December 22, 2008, during which time he served on the HR Committee. Commencing in December 2008, the HR Committee consisted of Messrs. Downey (chairman), Buysschaert, Cochran, Joly, Piret, Poupelle and Taylor.

        Except for Messrs. Cochran and Taylor, none of such persons is currently or has ever been an officer or employee of the Company or any subsidiary of the Company. Mr. Taylor retired from active employment with the Company in July 2004. Mr. Miller was the Group Chief Executive Officer and Member of the Board of Directors and Chairman of the Management Board of Dexia prior to his termination of employment with Dexia. Mr. Deletré was a Member of the Management Board of Dexia prior to his termination of employment with Dexia. Messrs. Buysschaert, Joly and Poupelle are each executive officers of Dexia.

        As described in "Director Share Purchase Program," above, members of the HR Committee are entitled to participate in a share purchase program available to all directors of the Company, either directly or through deemed investments under the Company's DCPs or SERPs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5% Shareholders

        The following table sets forth certain information regarding beneficial ownership of the Company's equity at March 1, 2009 as to each person known by the Company to beneficially own, within the meaning of the Exchange Act, 5% or more of the outstanding shares of the common stock, par value $.01 per share, of the Company.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock, par value $.01 per share	Dexia S.A.(1)	33,300,063 shares	(1)(2)	99.9%	(2)
	1 passerelle des Reflets
	Tour Dexia—La Défense 2
	TSA 12203
	F-92919 La Défense Cedex
	France
	Place Rogier 11
	B—1210 Brussels, Belgium

(1)
Shares are held indirectly through a subsidiary of Dexia.

(2)
For purposes of this table, Dexia is not deemed to be the beneficial owner of 158,224 shares acquired by the Company in connection with the Director Share Purchase Program described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program" or 13,778 other shares held by the Company. Ownership percentage is calculated based on 33,345,993 shares of common stock outstanding at March 1, 2009, which excludes such shares acquired by the Company.

Directors and Executive Officers

Ownership of Company Common Stock

        The following table sets forth certain information regarding beneficial and economic ownership of the Company's common stock at March 1, 2009 for (a) each director of the Company, (b) each named executive officer named in the "Summary Compensation Table" in Item 11, and (c) all executive officers and directors of the Company as a group.

        Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Economic Ownership(1)
Robert P. Cochran(2)	24,611	129,698
Michel Buysschaert(3)	—	—
Michèle Colin(3)	—	—
Robert N. Downey(4)	17,913	26,662
John W. Everets	—	—
Alexandre Joly(3)	—	—
Rembert von Lowis(3)	—	—
Séan W. McCarthy	—	87,706
James H. Ozanne	—	23,816
Claude Piret(3)	—	—
Pascal Poupelle(3)	—	—
Roger K. Taylor(2)	3,406	79,672
Xavier de Walque(3)	—	—
Bruce E. Stern	—	21,600
Joseph W. Simon	—	21,600
Russell B. Brewer II	—	22,500

All executive officers and directors as a group (16 persons)	45,930	413,254

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

Officer	Performance Shares
Robert P. Cochran	78,000
Séan W. McCarthy	65,400
Bruce E. Stern	21,600
Joseph W. Simon	21,600
Russell B. Brewer II	22,500

In December 2000, the Company acquired 304,757 shares of its common stock from Dexia Holdings to satisfy most of its obligations under the Director Share Purchase Program in an amount equal to the number of shares deemed invested by directors at the Program's inception date under the DCP and SERP. The Company held 164,211 of those shares as of December 31, 2008.

(2)
Pursuant to the Director Share Purchase Program, Mr. Cochran put the 24,611 restricted shares he beneficially holds and Mr. Taylor put the 3,406 restricted shares he beneficially holds to Dexia Crédit Local in December 2008. They have not received payment for such shares.

(3)
Ms. Colin and Messrs. Buysschaert, Joly, von Lowis, Piret, Poupelle and de Walque are directors of the Company and officers of Dexia or its subsidiaries. Dexia indirectly owns 99.9% of the Company's common stock.

(4)
Pursuant to the Director Share Purchase Program, Mr. Downey put the 17,913 restricted shares he beneficially holds to Dexia Crédit Local in September 2008. He has not received payment for such shares.

Ownership of Dexia Common Stock

        The following table sets forth beneficial ownership of common shares of the Company's parent, Dexia, at March 1, 2009, for (a) each director of the Company, (b) each executive officer and (c) all executive officers and directors of the Company as a group. Beneficial ownership is less than 1% for each executive officer and director listed, individually and as a group.

Directors and Executive Officers(1)	Amount and Nature of Beneficial Ownership
Robert P. Cochran(2)	476,558
Michel Buysschaert	21,951
Michèle Colin	4,094
Robert N. Downey	—
John W. Everets	—
Alexandre Joly	—
Rembert von Lowis	27,391
Séan W. McCarthy(2)	470,944
James H. Ozanne	4,000
Claude Piret	47,930
Pascal Poupelle	—
Roger K. Taylor	—
Xavier de Walque	37,808
Bruce E. Stern(2)	173,483
Joseph W. Simon(2)	71,535
Russell B. Brewer II(2)	165,540

All executive officers and directors as a group (16 persons)	1,501,234

(1)
Dexia has provided the Company with information regarding shares owned by Ms. Colin and Messrs. Buysschaert, Joly, von Lowis, Piret, Poupelle and de Walque, and has advised the Company that:

(a)
shares presented for those directors include only shares owned directly by such directors or shares for which those directors can cast a vote and exclude warrants, and

(b)
at December 31, 2008, the total number of outstanding Dexia shares was 1,762,478,783, so that together the Company's executive officers and directors owned 0.09% of the Dexia shares and the maximum amount owned by any of the Company's executive officers and directors represents 0.03% of the Dexia shares.

A majority of the shares set forth above were acquired under the Dexia Employee Share Plans, as described in "Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company—Dexia Employee Share Plans." Under the Plans, the investment alternatives include a "classic option," under which U.S. resident employees may purchase Dexia shares at a 15% discount (up to a limit prescribed annually under Section 423 of the Internal Revenue Code), and three leveraged options. The following table shows the number of leveraged shares beneficially held by each of the named executive officers as of March 1, 2009:

Officer	Leveraged Shares
Robert P. Cochran	371,240
Séan W. McCarthy	428,290
Bruce E. Stern	147,160
Joseph W. Simon	55,390
Russell B. Brewer II	145,870
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

Change in Control

        In November 2008, Dexia and Assured entered into the Purchase Agreement providing for the purchase by Assured of all Company shares owned by Dexia (the "Acquisition"), subject to the satisfaction of specified closing conditions. Purchase Agreement closing conditions include (1) receipt of regulatory and Assured shareholder approvals; (2) confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not result in a downgrade of the financial strength ratings of the insurance company subsidiaries of Assured or of the Company; and (3) segregation or separation of the Company's FP business such that the credit and liquidity risk of the FP business resides with Dexia, with FSA protected against any future Dexia credit impairment.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP business will be on the Company and its results of operations. If the Acquisition is not completed, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

Securities Available under Equity Compensation Plans

        The following table sets forth information as of December 31, 2008 with respect to each compensation plan of the Company under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	0	—	2,322,587	(3)
Equity compensation plans not approved by security holders(2)	Not applicable	—	Not applicable

Total	0	—	2,322,587

(1)
The Company currently maintains one such plan, the 2004 Equity Plan. A second plan, the Director Share Purchase Program, permits each director of the Company to purchase, directly from Dexia Holdings or through "phantom" investments in the Company's DCP or SERP, up to 126,958 shares of common stock. However, such shares are already issued and outstanding. At December 31, 2008, there were 1,446,300 shares available under the Director Share Purchase Program, based on the number of directors as of December 31, 2008 (13) and deducting shares that have already been purchased. See "Item 11. Executive Compensation—Compensation Discussion and Analysis—Components of Compensation Provided by the Company" and "—Compensation of Directors—Director Share Purchase Program" for further discussion of these plans.

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

        During 2008, the Company and its subsidiaries FSA and FSAM entered into transactions with Dexia affiliates to address FP segment liquidity requirements and support the FP business:

  •
  Pursuant to an agreement dated June 30, 2008, Dexia Crédit Local and Dexia Bank Belgium provided the First Dexia Line of Credit to FSAM. At March 2, 2009, the Company had outstanding draws of $2.7 billion under the First Dexia Line of Credit.

  •
  In November 2008, FSA Holdings, FSA and Dexia Holdings entered into a Capital Commitment Agreement, pursuant to which Dexia Holdings has agreed to provide capital contributions to FSA Holdings up to $500 million in the aggregate, equal to the estimated economic losses on assets owned by FSAM for which OTTI has been determined for the quarter ending immediately prior to the contribution date, less certain realized tax benefits arising from those economic losses.

  •
  In November 2008, Dexia Crédit Local, FSAM, FSA and FSA Insurance Company entered into the Securities Lending Agreement, pursuant to which Dexia Crédit Local has agreed to lend FSAM up to $3.5 billion of securities eligible to be pledged as collateral for GICs. As collateral for this loan, FSAM is obligated to post securities of the same market value but that are generally ineligible to act as collateral for GICs. FSA is obligated to insure FSAM's payment obligations under the Securities Lending Agreement.

  •
  In November 2008, FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into the Pledge Agreement, pursuant to which Dexia Crédit Local and Dexia Bank Belgium was provided a subordinated lien on the assets of FSAM to secure borrowings by FSAM under the First Dexia Line of Credit.

        In February 2009 the parties entered into several additional agreements, which transfer credit and liquidity risk of the GIC operations to Dexia:

  •
  FSAM and Dexia Crédit Local entered into a second revolving credit agreement (the "Second Dexia Line of Credit"), pursuant to which Dexia Crédit Local provides a $3.0 billion committed standby line of credit to FSAM.

  •
  FSA, FSAM, the GIC Subsidiaries, Dexia Crédit Local and Dexia Bank Belgium entered into the Restated Pledge Agreement, pursuant to which FSAM granted security interests over substantially all its assets to (a) the GIC Subsidiaries, to secure FSAM's obligations to the GIC Subsidiaries under intercompany financing arrangements, and (b) Dexia Crédit Local, to secure borrowings under the Second Revolving Credit Agreement.

  •
  Under the terms of the First Dexia Line of Credit, FSA guaranteed FSAM's repayment of any borrowings thereunder. FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Guarantee Release Agreement pursuant to which such guarantee was released and terminated.

  •
  FSA, FSAM and the GIC Subsidiaries entered into a Release and Termination Agreement, pursuant to which FSA's guaranty of certain assets held by FSAM and its guaranty of FSAM's obligations under certain intercompany financing arrangements between FSAM and the GIC Subsidiaries were released and terminated. FSAM and the GIC Subsidiaries were released from any further obligation to pay FSA any premium in respect of the terminated guaranties or other FSA guaranties that will remain outstanding in connection with the FP business.

        For more information regarding these and related agreements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FP Segment Liquidity—Sources of Liquidity."

        Certain notes held by FSA Global contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its own debt issuances that relate to such notes, FSA Global has entered into several liquidity facilities with Dexia for $419.4 million.

        For more information regarding the Company's transactions with Dexia and other related parties, see Note 24 to the consolidated financial statements in Item 8.

Director Share Purchase Program

        At December 31, 2008, each director was entitled to purchase up to 126,958 actual or phantom shares of the Company's common stock, as described in "Item 11. Executive Compensation—Compensation of Directors—Director Share Purchase Program."

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

Item 14. Principal Accounting Fees and Services.

        Aggregate fees for professional services by PricewaterhouseCoopers LLP for 2008 and 2007 were:

Professional Services by PricewaterhouseCoopers LLP

	2008	2007
	(in thousands)
Audit	$1,773.9	$1,644.4
Audit-related	587.2	504.3
Tax	40.4	66.7

Total	$2,401.5	$2,215.4

        Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered for the audits of the Company's consolidated financial statements, audits of the Subsidiaries, and issuance of consents and in 2008 comfort letter procedures. Included in this amount is $6,000 and $108,000 in fees relating to consents that are reimbursed to the Company by the issuers of FSA-insured deals for the years ended December 31, 2008 and 2007, respectively.

        Audit related fees for the years ended December 31, 2008 and 2007 were for assurance and related services related to the Company's retirement plans, actuarial certifications and consultations concerning financial accounting and reporting standards.

        Tax fees for the years ended December 31, 2008 and 2007 were related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee of the Company's Board of Directors pre-approves all audit and non-audit related fees paid to the Company's auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Consolidated Financial Statements

        Item 8 sets forth the following financial statements of Financial Security Assurance Holdings Ltd. and Subsidiaries:

2. Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report.

Schedule	Title
I	Parent Company Condensed Financial Information at December 31, 2008 and 2007 and for the Years Ended December 31, 2008, 2007 and 2006.
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

Exhibit No.	Exhibit
3.3	Certificate of Merger of White Mountains Holdings, Inc. and the Company into the Company under Section 904 of the Business Corporation Law (effective July 5, 2000). (Previously filed as Exhibit 3.2 to the September 30, 2000 10-Q, and incorporated herein by reference.)
3.4
Amended and Restated By-laws of the Company, as amended and restated on May 21, 2008. (Previously filed as Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2008 (the "June 30, 2008 10-Q"), and incorporated herein by reference.)
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
4.2B	Form of Junior Subordinated Debenture, Series 2006-1. (Previously filed as Exhibit 10.3 to the November 2006 8-K, and incorporated herein by reference.)

Exhibit No.		Exhibit
10.1	†	1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File No. 1-12644) dated December 17, 2004 and filed on December 17, 2004 (the "December 2004 Form 8-K"), and incorporated herein by reference.)
10.2	†	2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004. (Previously filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference.
10.2A	†
2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated May 18, 2006 (the "May 2006 8-K"), and incorporated herein by reference.)
10.2B	†
2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 14, 2008 (the "February 2008 8-K"), and incorporated herein by reference.)
10.3	†
Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2001, and incorporated herein by reference.)
10.4	†
2004 Equity Participation Plan (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K (Commission File No. 1-12644) dated November 18, 2004 and filed on November 23, 2004 and incorporated herein by reference.)
10.4A	†
2004 Equity Participation Plan, as amended on September 15, 2005. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated September 16, 2005, and incorporated herein by reference.)
10.4B	†
2004 Equity Participation Plan, as amended on February 16, 2006. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2006 (the "February 2006 8-K"), and incorporated herein by reference.)
10.4C	†	2004 Equity Participation Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.1 to the February 2008 8-K, and incorporated herein by reference.)
10.4D	†	2004 Equity Participation Plan, as amended and restated on May 21, 2008. (Previously filed as Exhibit 10.3 to the June 30, 2008 10-Q, and incorporated herein by reference.)
10.5A	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2005 (the "March 31, 2005 10-Q"), and incorporated herein by reference.)
10.5B	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006. (Previously filed as Exhibit 10.2 to the February 2006 8-K, and incorporated herein by reference.)
10.5C	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2008. (Previously filed as Exhibit 10.6F to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2007 (the "December 31, 2007 10-K"), and incorporated herein by reference.)

Exhibit No.		Exhibit
10.5D	†	Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007. (Previously filed as Exhibit 10.6E to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2006 (the "December 31, 2006 10-K"), and incorporated herein by reference.)
10.5E	†
Amendment to Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock to Robert P. Cochran, dated as of February 14, 2007 (Previously filed as exhibit 10.6F to the December 31, 2006 10-K, and incorporated herein by reference.)
10.5F	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K (Commission File No. 1-12644) dated February 16, 2005, and incorporated herein by reference.)
10.5G	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006. (Previously filed as Exhibit 10.3 to the February 2006 8-K, and incorporated herein by reference.)
10.5H	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 14, 2008. (Previously filed as Exhibit 10.6 to the February 2008 8-K, and incorporated herein by reference.)
10.6	†	Financial Security Assurance Inc. Overseas Pension Plan. (Previously filed as Exhibit 10.3 to the February 2006 8-K, and incorporated herein by reference.)
10.7	†	1995 Deferred Compensation Plan (amended and restated as of December 17, 2004). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.7A	†	1995 Deferred Compensation Plan (amended and restated as of September 15, 2008). (Previously filed as Exhibit 10.2 to the December 2004 8-K, and incorporated herein by reference.)
10.7B	†
1995 Deferred Compensation Plan, as amended and restated as of September 15, 2008. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended September 30, 2008 (the "September 30, 2008 10-Q"), and incorporated herein by reference.)
10.8	†	2004 Deferred Compensation Plan, dated December 17, 2004. (Previously filed as Exhibit 10.1 to the December 2004 8-K, and incorporated herein by reference.)
10.8A	†	2004 Deferred Compensation Plan, as amended on May 18, 2006. (Previously filed as Exhibit 10.2 to the May 2006 8-K, and incorporated herein by reference.)
10.8B	†	2004 Deferred Compensation Plan, as amended on February 14, 2008. (Previously filed as Exhibit 10.2 to the February 2008 8-K, and incorporated herein by reference.)
10.9	†
Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2003, and incorporated herein by reference.)
10.9A	†	Severance Policy for Senior Management, as amended on May 18, 2006. (Previously filed as Exhibit 10.3 to the May 2006 8-K, and incorporated herein by reference.)

Exhibit No.		Exhibit
10.9B	†	Severance Policy for Senior Management, as amended on February 14, 2008. (Previously filed as Exhibit 10.4 to the February 2008 8-K, and incorporated herein by reference.)
10.9C	†	Severance Policy for Senior Management, as amended and restated on May 21, 2008. (Previously filed as Exhibit 10.2 to the June 30, 2008 10-Q, and incorporated herein by reference.)
10.10	†
Share Purchase Program Agreement dated as of December 15, 2000, among Dexia Public Finance Bank, Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.9(B) to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.10A	†
Share Purchase Program Agreement as amended on February 14, 2008, among Dexia Credit Local (successor to Dexia Public Finance Bank), Dexia Holdings, Inc. and the Company. (Previously filed as Exhibit 10.8 to the February 2008 8-K, and incorporated herein by reference.)
10.11	†
Employment Agreement by and between the Company and Robert P. Cochran, as amended on February 14, 2008. (Previously filed as Exhibit 10.7 to the February 2008 8-K, and incorporated herein by reference.)
10.12	†
Employment Agreement by and between the Company and Séan W. McCarthy, as amended on February 14, 2008. (Previously filed as Exhibit 10.8 to the February 2008 8-K, and incorporated herein by reference.)
10.13
Amended and Restated Agreement, dated as of April 21, 2006, among Financial Security Assurance Inc., the additional borrowers party thereto, various banks and The Bank of New York, as agent. (Previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended March 31, 2006, and incorporated herein by reference.)
10.14
Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Previously filed as Exhibit 10.2 to the March 31, 2005 10-Q, and incorporated herein by reference.)
10.15
Revolving Credit Agreement between Dexia Crédit Local, S.A. and FSA Asset Management LLC, dated as of June 30, 2008. (Previously filed as Exhibit 10.1 to the June 30, 2008 10-Q, and incorporated herein by reference.) Portions of this document have been omitted pursuant to a request for confidential treatment. Such omitted portions have been filed separately with the Securities and Exchange Commission.
10.16	*
Second Revolving Credit Agreement, dated as of February 20, 2009, between Dexia Crédit Local, S.A. and FSA Asset Management LLC. Portions of this document have been omitted pursuant to a request for confidential treatment. Such omitted portions have been filed separately with the Securities and Exchange Commission.
10.17
Capital Commitment Agreement, among Dexia Holdings, Inc., Financial Security Assurance Holdings Ltd. and FSA Asset Management LLC, dated November 13, 2008. (Previously filed as Exhibit 10.2 to the September 30, 2008 10-Q, and incorporated herein by reference.)

Exhibit No.		Exhibit
10.18		Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008. (Previously filed as Exhibit 10.3 to the September 30, 2008 10-Q, and incorporated herein by reference.)
10.19	*
Amended and Restated Pledge and Intercreditor Agreement, dated as of February 20, 2009, between Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Capital Markets Services LLC and FSA Capital Management Services LLC.
10.20
Global Master Securities Lending Agreement, including the Committed Securities Lending Facility Annex thereto, between Dexia Crédit Local and FSA Asset Management LLC, dated November 13, 2008. (Previously filed as Exhibit 10.4 to the September 30, 2008 10-Q, and incorporated herein by reference.)
10.21	*	Guarantee Release Agreement, dated as of February 20, 2009, between Dexia Crédit Local S.A., Dexia Bank Belgium S.A., FSA Asset Management LLC and Financial Security Assurance Inc.
10.22	*
Release and Termination Agreement, dated as of February 20, 2009, between Financial Security Assurance Inc., FSA Asset Management LLC, FSA Capital Management Services LLC and FSA Capital Markets Services LLC.
10.23
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Previously filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 1-12644) for the quarterly period ended June 30, 2003 (the "June 30, 2003 10-Q"), and incorporated herein by reference.)
10.24		Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Previously filed as Exhibit 99.6 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.25		Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Previously filed as Exhibit 99.7 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.26		Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Previously filed as Exhibit 99.8 to the June 30, 2003 10-Q, and incorporated herein by reference.)
10.27
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.4 to the November 2006 8-K, and incorporated herein by reference.)
10.28
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.5 to the November 2006 8-K, and incorporated herein by reference.)
10.29
Purchase Agreement, dated November 17, 2006, among Goldman, Sachs & Co., Lehman Brothers Inc., JPMorgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC, as Initial Purchasers, and Financial Security Assurance Holdings Ltd. (Previously filed as Exhibit 10.1 to the November 2006 8-K, and incorporated herein by reference.)
21	*	List of Subsidiaries.

Exhibit No.		Exhibit
23	*	Consent of PricewaterhouseCoopers LLP.
24.1
Powers of Attorney. (Previously filed as (i) Exhibit 24 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2002, (ii) Exhibit 24.2 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2004, (iii) Exhibit 24.2 to the Company's Annual Report on Form 10-K (Commission File No. 1-12644) for the fiscal year ended December 31, 2005, (iv) Exhibit 24.2 to the December 31, 2006 10-K, and (v) Exhibit 24.2 to the December 31, 2007 10-K, and incorporated herein by reference.)
24.2	*	Powers of Attorney with respect to Messrs Buysschaert, Joly, Piret and Poupelle.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Financial Security Assurance Inc. and Subsidiaries 2008 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*
Filed herewith.

**
Furnished herewith.

†
Management contract of compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
By:	/s/ ROBERT P. COCHRAN
Name: Robert P. Cochran Title: Chairman and Chief Executive Officer Dated: March 19, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. COCHRAN Robert P. Cochran	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009
/s/ SÉAN W. MCCARTHY Séan W. McCarthy*	President, Chief Operating Officer and Director	March 19, 2009
/s/ JOSEPH W. SIMON Joseph W. Simon*	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 19, 2009
/s/ LAURA A. BIELING Laura A. Bieling*	Managing Director and Controller (Principal Accounting Officer)	March 19, 2009
/s/ MICHEL BUYSSCHAERT Michel Buysschaert*	Director	March 19, 2009
/s/ MICHÈLE COLIN Michèle Colin*	Director	March 19, 2009
/s/ ROBERT N. DOWNEY Robert N. Downey*	Director	March 19, 2009
/s/ JOHN W. EVERETS John W. Everets*	Director	March 19, 2009
/s/ ALEXANDRE JOLY Alexandre Joly*	Director	March 19, 2009

Signature	Title	Date

/s/ REMBERT VON LOWIS Rembert Von Lowis*	Director	March 19, 2009
/s/ JAMES H. OZANNE James H. Ozanne*	Director	March 19, 2009
/s/ CLAUDE PIRET Claude Piret*	Director	March 19, 2009
/s/ PASCAL POUPELLE Pascal Poupelle*	Director	March 19, 2009
/s/ ROGER K. TAYLOR Roger K. Taylor*	Director	March 19, 2009
/s/ XAVIER DE WALQUE Xavier de Walque*	Director	March 19, 2009

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
Robert P. Cochran Attorney in fact

Schedule I
Financial Security Assurance Holdings Ltd. (Parent Company)
Condensed Financial Information

Condensed Balance Sheets
(in thousands)

	As of December 31,
	2008	2007
ASSETS:
Bonds at fair value (amortized cost of $18,299 and $33,935)	$18,710	$34,292
Short-term investments	32,976	350
Cash	1,863	1,099
Investment in subsidiaries	(4,922,057)	1,741,084
Deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP")	90,704	142,642
Deferred tax asset	379,982	530,440
Taxes receivable	20,757	—
Other assets	16,360	16,713

TOTAL ASSETS	$(4,360,705)	$2,466,620

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable	$730,000	$730,000
Other liabilities	3,065	6,512
DCP and SERP	90,704	142,653
Taxes payable	—	9,641
Shareholders' equity (deficit)	(5,184,474)	1,577,814

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$(4,360,705)	$2,466,620

Condensed Statements of Income
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net investment income	$1,661	$1,743	$3,018
Net realized gains (losses)	532	210	(108)
Net realized and unrealized gains (losses) on derivative instruments	—	324	761
DCP and SERP	(37,491)	6,079	14,413
Other income	—	539	418

TOTAL REVENUES	(35,298)	8,895	18,502

Interest and amortization expense	(46,335)	(46,336)	(29,096)
DCP and SERP	37,244	(6,079)	(14,413)
Other operating expenses	(13,730)	(7,593)	(5,990)

TOTAL EXPENSES	(22,821)	(60,008)	(49,499)

INCOME (LOSS) BEFORE EQUITY IN INCOME (LOSS) OF SUBSIDIARIES AND INCOME TAXES	(58,119)	(51,113)	(30,997)
Equity in income (loss) of subsidiaries	(8,771,135)	(31,170)	473,652

Income (loss) before income taxes	(8,829,254)	(82,283)	442,655
Income tax (provision) benefit	386,084	16,629	(18,501)

NET INCOME (LOSS)	$(8,443,170)	$(65,654)	$424,154

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Condensed Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Other operating expenses paid, net	$(16,256)	$(8,282)	$(3,758)
Net investment income received	1,435	5,965	7,520
Federal income taxes received	24,186	6,762	1,991
Interest paid	(46,050)	(47,277)	(26,878)
Dividend from subsidiary	30,000	—	140,000
Other	—	997	(1,057)

Net cash provided by (used for) operating activities	(6,685)	(41,835)	117,818
Cash flows from investing activities:
Proceeds from sales of bonds	29,235	46,328	55,650
Proceeds from maturities of bonds	2,340	4,726	2,410
Purchases of bonds	(15,495)	(44,995)	(87,098)
Capital contribution to subsidiaries	(724,927)	(132,478)	(1,500)
Repurchase of stock by subsidiary	70,000	180,000	100,000
Purchase of surplus notes	(300,000)	—	—
Surplus notes redeemed	—	108,850	—
Net change in short-term investments	(32,209)	1,664	45,931

Net cash provided by (used for) investing activities	(971,056)	164,095	115,393
Cash flows from financing activities:
Capital contribution from parent	1,012,111	—	—
Issuance of notes payable	—	—	295,788
Dividends paid	(33,606)	(122,005)	(530,050)

Net cash provided by (used for) financing activities	978,505	(122,005)	(234,262)
Effects of foreign exchange rates	—	—	—

Net (decrease) increase in cash	764	255	(1,051)
Cash at beginning of year	1,099	844	1,895

Cash at end of year	$1,863	$1,099	$844

        In 2006, the Company's subsidiaries received a tax benefit of $1,200 by utilizing the Company's losses. These balances were recorded as capital contributions.

        The Parent Company Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

 Condensed Statement of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(8,443,170)	$(65,654)	$424,154
Equity in undistributed net income (loss) of subsidiary	8,801,131	35,486	(329,566)
Change in accrued investment income	108	200	(269)
Change in accrued income taxes	(32,192)	(568)	2,191
Provision (benefit) for deferred income taxes	(329,706)	(9,299)	20,775
Net realized losses (gains) on investments	(532)	(177)	108
Accretion of bond discount	(329)	(60)	(509)
Change in other assets and liabilities	(1,995)	(1,763)	934

Cash provided by (used for) operating activities	$(6,685)	$(41,835)	$117,818

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

3. Organization and Ownership

        At December 31, 2008, Dexia Holdings Inc. ("Dexia Holdings") owned over 99% of outstanding Parent Company shares; the only other holders of Parent Company common stock were directors of Parent Company who owned shares of Parent Company common stock or economic interests therein under the Company's Director Share Purchase Program.

        The Company is a subsidiary of Dexia Holdings which, in turn, is owned 90% by Dexia Crédit Local S.A. ("Dexia Crédit Local") and 10% by Dexia S.A. ("Dexia"). Dexia is a Belgian corporation primarily engaged in the business of public finance, banking and investment management in France, Belgium, Luxembourg and other European countries, as well as in the United States. Dexia Crédit Local is a wholly owned subsidiary of Dexia.

Expected Sale of the Company

  Purchase Agreement with Assured Guaranty Ltd.

        In November 2008, Dexia Holdings entered into a purchase agreement (the "Purchase Agreement") providing for the sale of all the Company shares owned by Dexia to Assured (the "Acquisition"), subject to the consummation of specified closing conditions, including regulatory approvals, absence of rating impairment and segregation or separation of the Company's FP operations from the Company's financial guaranty operations.

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured filed applications with the insurance departments of the States of New York and Oklahoma and the U.K. Financial Services Authority; that the applications to the New York Insurance Department and U.K. Financial Services Authority have been approved; and that it has made pre-acquisition filings regarding the potential competitive impact of the acquisition, which are deemed to have been approved. Dexia has informed the Company that it has filed an application with the U.K. Financial Services Authority in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, which has been approved, and that it has filed disclaimers of control with the insurance departments of the states of Maryland, New York, and Oklahoma.

        Satisfying all three rating agencies that the necessary steps have or will be taken to transfer the FP segment credit and liquidity risk to Dexia is one of the last conditions to the Purchase Agreement closing. Rating agency confirmation that the Acquisition will not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries is a condition for closing, and is beyond the Company's control.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP business will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

  Dexia's Retention of the FP Business

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP business after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP business' assets and liabilities, including derivative contracts and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings, the Company's parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP business, or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in form reasonably acceptable to Assured.

Transfer of Credit and Liquidity Risk of the GIC Business

        When the GIC Subsidiaries sold a GIC, they loaned the proceeds to FSAM. The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert any fixed-rate assets and liabilities into London Interbank Offered Rate ("LIBOR")-based floating rate assets and liabilities. Most of FSAM's assets consist of residential mortgage-backed securities ("RMBS") that have suffered significant market value declines and, in more limited cases, credit deterioration resulting in a shareholders' deficit for FSAM as of December 31, 2008. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization upon the downgrade of FSA below certain thresholds, with a significant number of GICs subject to redemption or collateralization should FSA be downgraded below Aa3 by Moody's (FSA's current Moody's rating) or below AA- by S&P. Dexia had previously announced its intention to assume the credit and liquidity risk associated with the Company's FP business, and provided significant support to the FP business in the course of 2008.

        As a result of the significant decline in asset value and the November 2008 cessation of issuing GICs, the GIC business changed from a business model managed by the Company focused on attaining positive net interest margin, to a run-off business managed by Dexia seeking to minimize liquidity risk and optimize asset recovery values.

  Subsequent Event

        In February 2009, Dexia entered into several agreements that transfer credit and liquidity risk of the GIC operations to Dexia, (the "FSAM Risk Transfer Transaction"). Each of the agreements executed under the FSAM Risk Transfer Transaction directly affect (1) FSAM and (2) the entities that absorb the risks created by FSAM. These agreements provide for the (i) elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries;

(ii) elimination of FSA's guaranty of certain of FSAM's investments; and (iii) increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion.

        As a result, the FSAM Risk Transfer Transaction was deemed a reconsideration event for FSAM under FASB Interpretation 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46"). There was no reconsideration event for any of the GIC Subsidiaries. Upon the reconsideration event, management determined that Dexia is now absorbing the majority of the variability of expected losses of FSAM, which resulted in deconsolidation of FSAM as of February 24, 2009, the effective date of the FSAM Risk Transfer Transaction.

        The GIC subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements notwithstanding the FSAM Risk Transfer Transaction, which means that the GICs issued to third parties and the note receivable from FSAM will represent the primary liabilities and assets of the FP business in the Company's consolidated financial statements. Since some of the GICs were designated as fair value option, they will continue to be marked to market; however, derivatives are maintained within FSAM, so contracts meant to hedge the interest rate risk of those GICs will no longer be included in the Company's consolidated financial statements, increasing the volatility of the Company's net income (loss).

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FP Segment Liquidity—Sources of Liquidity" for more information on the FSAM Risk Transfer Transaction.

4. Long-Term Debt

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

5. Taxes

        In connection with Dexia's acquisition of the Company in July 2000, the Company became the successor, for tax purposes, to White Mountains Holdings, Inc. ("WMH"). WMH had previously sold an insurance subsidiary to a third party that was indemnified by White Mountains Insurance Group, Ltd. ("White Mountains") for certain future adverse loss development up to $50.0 million. In 2004, the Company made an indemnity payment of $47.0 million to the third party with funds provided for such purpose by White Mountains. While the Company had no legal liability in connection with the indemnity payment, the payment was treated for tax purposes as a $47.0 million loss deduction to the Company, as successor to WMH. The Company therefore recorded a tax benefit of $16.5 million. In addition, the Company shared 50% of the tax benefit with White Mountains when the required circumstances were satisfied in the third quarter of 2008.

6. Investment in subsidiaries

        At December 31, 2008, FSA issued a surplus note to FSA Holdings in exchange for $300.0 million. At December 31, 2007, FSA Holdings held no FSA surplus notes. FSA repaid the balance of its surplus notes held by FSA Holdings in December 2007. Payments of principal or interest on such notes may be made only with the approval of the Superintendent of Insurance of the State of New York. FSA Holdings previously employed surplus note purchases in lieu of capital contributions in order to allow it to withdraw funds from FSA through surplus note payments without reducing earned surplus, thereby preserving dividend capacity of FSA.

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

7. Legal proceedings

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas the Company has furnished to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

        Five of these cases name both the Company and FSA: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A.

(filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases name only the Company and also allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

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

        The Company and FSA also are named in five non-class actions originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

  (b)
  City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350);

  (c)
  County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195);

  (d)
  County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and

  (e)
  County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 4:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197).

        These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company has received various regulatory inquiries and requests for information regarding a variety of subjects. These include subpoenas duces tecum and interrogatories from the State of

Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company is in the process of satisfying such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        In December 2008 and January 2009, FSA and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County: (a) City of Los Angeles Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. These complaints alleged participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit. FSA was also named as a defendant in a second civil action regarding Jefferson County, Alabama, but was dismissed from such action in January 2009.

        The entitlements of the Chief Executive Officer and the President of the Company under their employment agreements with the Company are in dispute. In addition, holders of shares under the Director Share Purchase Program are in discussions with Dexia regarding the proper valuation of such shares, which may lead to mediation or arbitration of the dispute.

        There are no other material legal proceedings pending to which the Company is subject.