Form 10-Q
period 2009-03-31
FINANCIAL SECURITY ASSURANCE HOLDINGS LTD
filed 2009-05-20
CIK 913357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        At May 14, 2009, there were 33,453,764 outstanding shares of Common Stock of the registrant (excludes 64,231 shares of treasury stock).

Part I—Financial Information

ITEM 1. Financial Statements.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. ("FSA HOLDINGS") AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	At March 31, 2009	At December 31, 2008
ASSETS
General investment portfolio, available-for-sale:
Bonds at fair value (amortized cost of $5,375,242 and $5,398,841)	$5,383,175	$5,283,248
Equity securities at fair value (cost of $1,802 and $1,434)	573	374
Short-term investments (cost of $489,076 and $651,090)	488,561	651,856
Financial products segment investment portfolio (Note 1):
Available-for-sale bonds at fair value (amortized cost of $792,020 and $9,673,475)	796,129	9,683,298
Short-term investments (at cost which approximates fair value)	8,910	471,480
Trading portfolio at fair value	—	147,241
Assets acquired in refinancing transactions (includes $170,146 and $152,527 at fair value)	182,812	166,600

Total investment portfolio	6,860,160	16,404,097
Cash	55,280	108,686
Note receivable from affiliate (Note 1)	13,576,303	—
Deferred acquisition costs	297,562	299,321
Ceded unearned premium revenue (Note 3)	1,385,908	1,011,949
Reinsurance recoverable on paid and unpaid losses (Note 3)	325,812	302,124
Deferred tax asset	580,900	863,956
Financial products segment derivatives (Note 1)	248,229	511,524
Credit derivatives	126,385	287,449
Premiums receivable, net (Note 3)	815,819	16,559
Other assets (includes $142,383 and $190,704 at fair value) (Note 14)	618,971	452,389

TOTAL ASSETS	$24,891,329	$20,258,054

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium revenue (Note 3)	$3,991,368	$3,044,678
Loss and loss adjustment expense reserve (Note 3)	2,017,675	1,778,994
Financial products segment debt (includes $6,639,362 and $8,030,909 at fair value)	14,180,258	16,432,283
Notes payable to affiliate	166,224	—
Notes payable	730,000	730,000
Related party borrowings	—	1,310,000
Financial products segment derivatives (Note 1)	—	125,973
Credit derivatives	816,633	1,543,809
Other liabilities (Note 14)	707,141	476,541

TOTAL LIABILITIES	22,609,299	25,442,278

COMMITMENTS AND CONTINGENCIES (Note 17)
Common stock (200,000,000 shares authorized; 33,517,995 issued; par value of $.01 per share)	335	335
Additional paid-in capital	9,365,755	1,922,422
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $3,618 and $(37,108)	6,712	(68,922)
Accumulated earnings (deficit)	(7,089,937)	(7,038,309)
Deferred equity compensation	13,052	14,137
Less treasury stock at cost (173,062 and 172,002 shares held)	(14,137)	(14,137)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) OF FSA HOLDINGS AND SUBSIDIARIES	2,281,780	(5,184,474)
Noncontrolling interest	250	250

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	2,282,030	(5,184,224)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,891,329	$20,258,054

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
REVENUES
Net premiums earned (Note 3)	$78,523	$72,905
Net investment income from general investment portfolio	62,117	64,846
Net realized gains (losses) from general investment portfolio	(5,922)	160
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(45,754)	36,179
Net unrealized gains (losses)	573,194	(489,134)

Net change in fair value of credit derivatives	527,440	(452,955)
Net interest income from financial products segment (Note 1)	34,355	208,764
Net realized gains (losses) from financial products segment (Note 1)	(278,359)	—
Interest income on note receivable from affiliate	35,447	—
Net realized and unrealized gains (losses) on derivative instruments	(180,483)	430,766
Net unrealized gains (losses) on financial instruments at fair value	425,356	(411,390)
Income from assets acquired in refinancing transactions	2,172	3,722
Other income (loss)	(14,743)	(1,995)

TOTAL REVENUES	685,903	(85,177)

EXPENSES
Losses and loss adjustment expenses (Note 3)	350,858	300,429
Interest expense	12,510	11,584
Amortization of deferred acquisition costs	8,999	15,829
Foreign exchange (gains) losses from financial products segment	(16,588)	13,252
Net interest expense from financial products segment	127,422	239,267
Other operating expenses	37,435	19,854

TOTAL EXPENSES	520,636	600,215

INCOME (LOSS) BEFORE INCOME TAXES	165,267	(685,392)
Provision (benefit) for income taxes
Current	(46,165)	(71,943)
Deferred	199,887	(191,873)

Total provision (benefit)	153,722	(263,816)

NET INCOME (LOSS)	$11,545	$(421,576)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
NET INCOME (LOSS)	$11,545	$(421,576)

Unrealized gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $(60,302) and $(833,238)	(111,989)	(1,547,544)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(101,028) and $864	(187,623)	1,604

OTHER COMPREHENSIVE INCOME (LOSS)	75,634	(1,549,148)

COMPREHENSIVE INCOME (LOSS)	$87,179	$(1,970,724)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(in thousands, except share data)

								Total Shareholders' Equity (Deficit) of FSA Holdings and Subsidiaries
	Common Stock			Accumulated Other Comprehensive Income (Loss)						Total Shareholders' Equity (Deficit)
			Additional Paid-In- Capital		Accumulated Earnings (Deficit)	Deferred Equity Compensation	Treasury Stock		Noncontrolling Interest
	Shares	Amount
BALANCE, December 31, 2008	33,517,995	$335	$1,922,422	$(68,922)	$(7,038,309)	$14,137	$(14,137)	$(5,184,474)	$250	$(5,184,224)
Cumulative effect of change in accounting principle, net of deferred income tax provision (benefit) of $(34,016)					(63,173)			(63,173)		(63,173)

Balance at beginning of the year, adjusted	33,517,995	335	1,922,422	(68,922)	(7,101,482)	14,137	(14,137)	(5,247,647)	250	(5,247,397)
Net income (loss) for the period					11,545			11,545		11,545
Other comprehensive income (loss), net of deferred income tax provision (benefit) of $40,726				75,634				75,634		75,634
Gain on deconsolidation (Note 1)			7,443,333					7,443,333		7,443,333
Other						(1,085)		(1,085)		(1,085)

BALANCE, March 31, 2009	33,517,995	$335	$9,365,755	$6,712	$(7,089,937)	$13,052	$(14,137)	$2,281,780	$250	$2,282,030

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Premiums received, net	$22,196	$156,778
Credit derivative net inflows (outflows)	(35,630)	32,819
Other operating expenses paid, net	(48,220)	(140,153)
Losses and loss adjustment expenses paid, net	(196,300)	(67,831)
Net investment income received from general investment portfolio	66,138	60,359
Federal income taxes paid	(15,261)	(8,235)
Interest paid on notes payable	(7,638)	(6,713)
Interest paid on financial products segment debt	(63,348)	(186,694)
Interest received on financial products segment investment portfolio	35,627	207,521
Interest paid on related party borrowings	(4,861)	—
Financial products segment net derivative receipts	(135,573)	83,660
Income received from assets acquired in refinancing transactions	2,662	3,739
Other	(86)	4,816

Net cash provided by (used for) operating activities	(380,294)	140,066

Cash flows from investing activities:
General Investment Portfolio:
Proceeds from sales of bonds	142,602	886,871
Proceeds from maturities of bonds	64,404	47,317
Purchases of bonds	(219,859)	(1,335,774)
Repayment of note receivable from affiliate	(142,979)	—
Net (increase) decrease in short-term investments	163,290	(76,621)
FP Segment Investment Portfolio:
Proceeds from sales of bonds	(902)	—
Proceeds from maturities of bonds	300,937	440,084
Purchases of bonds	(60,670)	(130,040)
Change in securities under agreements to resell	—	152,875
Net (increase) decrease in short-term investments	(13,975)	413,715
Cash deconsolidated in FSAM risk transfer transaction	(2,885)	—
Other:
Net purchases of property, plant and equipment	(309)	(594)
Paydowns of assets acquired in refinancing transactions	6,109	13,953
Proceeds from sales of assets acquired in refinancing transactions	487	1,129
Other investments	(621)	792

Net cash provided by (used for) investing activities	235,629	413,707

Cash flows from financing activities:
Capital contribution	—	500,000
Related-party borrowings	1,195,000	—
Proceeds from issuance of financial products segment debt	342,782	400,137
Repayment of financial products segment debt	(1,438,384)	(1,423,496)
Repayment of notes payable to affiliate	(2,192)	—
Dividends paid	—	(33,606)
Securities sold under agreements to resell	—	22,374
Other	(5,527)	(1,168)

Net cash provided by (used for) financing activities	91,679	(535,759)

Effect of changes in foreign exchange rates on cash balances	(420)	429

Net (decrease) increase in cash	(53,406)	18,443
Cash at beginning of period	108,686	26,551

Cash at end of period	$55,280	$44,994

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND OWNERSHIP

        Financial Security Assurance Holdings Ltd. ("FSA Holdings") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, provides financial guaranty insurance on public finance obligations in domestic and international markets. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Historically, the Company also provided financial guaranty insurance on asset-backed obligations. In August 2008, the Company announced that it would cease insuring asset-backed obligations and instead participate exclusively in the global public finance financial guaranty business. References to the "Company" are to Financial Security Assurance Holdings Ltd. together with its subsidiaries.

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

        At March 31, 2009, Dexia Holdings Inc. ("Dexia Holdings") owned over 99% of outstanding FSA Holdings shares; the only other holders of FSA Holdings common stock were directors of FSA Holdings who owned shares of FSA Holdings common stock or economic interests therein under the Company's Director Share Purchase Program.

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

Expected Sale of the Company

Purchase Agreement with Assured Guaranty Ltd.

        In November 2008, Dexia Holdings entered into a purchase agreement (the "Purchase Agreement") providing for the sale of all Company shares owned by Dexia to Assured (the "Acquisition"), subject to the consummation of specified closing conditions, including absence of rating impairment, segregation or separation of the Company's FP operations from the Company's financial guaranty operations and regulatory approvals.

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured received approval from the insurance departments of the States of

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

New York and Oklahoma and the U.K. Financial Services Authority. Dexia has informed the Company that the U.K. Financial Services Authority has approved its application in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, and that it has filed disclaimers of control with the insurance departments of the states of Maryland, New York, and Oklahoma.

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

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP operations will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

Dexia's Retention of the FP Operations

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP operations after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP operation assets and liabilities, including derivative contracts, and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings, the Company's parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP operations, or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in form reasonably acceptable to Assured.

Transfer of Credit and Liquidity Risks of the GIC Business

        The Company's GICs were issued through the Company's non-insurance subsidiaries FSA Capital Management Services LLC ("FSACM"), FSA Capital Markets Services (Caymans) Ltd. and FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). The proceeds of GICs issued by the GIC Subsidiaries were loaned to the Company's subsidiary FSA Asset Management LLC ("FSAM"). FSAM invests the funds in fixed-income obligations that satisfy the Company's investment criteria. FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

        The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert most fixed-rate assets and liabilities into London Interbank Offered Rate ("LIBOR")-based floating rate assets and liabilities. Most of FSAM's assets consist of residential mortgage-backed securities ("RMBS") that have suffered significant market value declines and, in more limited cases, credit deterioration. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

should FSA be downgraded below Aa3 by Moody's Investors Service, Inc. ("Moody's") (FSA's current Moody's rating) or below AA- by Standard & Poor's Ratings Services ("S&P").

        As a result of the significant decline in asset value and the November 2008 cessation of issuing GICs, the GIC business changed from a business model managed by the Company and focused on attaining positive net interest margin to a run-off business managed by Dexia and seeking to minimize liquidity risk and optimize asset recovery values.

        In February 2009, Dexia entered into several agreements that transferred credit and liquidity risks of the GIC operations to Dexia (the "FSAM Risk Transfer Transaction"). Each of the agreements executed under the FSAM Risk Transfer Transaction directly affect FSAM and the entities that absorb the risks created by FSAM. These agreements provide for (i) the elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries; (ii) the elimination of FSA's guaranty of certain of FSAM's investments; and (iii) an increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion.

        As a result, the FSAM Risk Transfer Transaction was deemed a reconsideration event for FSAM under Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51" ("FIN 46"). There was no reconsideration event for any of the GIC Subsidiaries. Upon the reconsideration event, management determined that Dexia is now absorbing the majority of the variability of expected losses of FSAM, which resulted in deconsolidation of FSAM and its subsidiary FSA-PAL as of February 24, 2009 (the "FSAM Deconsolidation Date"), the effective date of the FSAM Risk Transfer Transaction. FSAM and FSA-PAL's assets and liabilities were deconsolidated at fair-value through the consolidated statements of operations with the difference recorded as a $7.4 billion gain on deconsolidation in additional paid in capital, net of tax.

        The GIC subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements, which means that the GICs issued to third parties and the GIC Subsidiaries' note receivable from FSAM of $13.6 billion (the "Note Receivable from Affiliate") represent the liabilities and assets of the GIC business in the Company's consolidated financial statements. The Note Receivable from Affiliate is carried at net realizable value, which is periodically evaluated for impairment. Prior to the FSAM Deconsolidation Date the Note Receivable from Affiliate was eliminated in consolidation.

        Certain GICs were designated as fair value option and these GICs continue to be marked to market. However, derivatives that hedge the interest rate risk of the GICs are maintained within FSAM, and therefore contracts meant to hedge the interest rate risk of those GICs will no longer be included in the Company's consolidated financial statements. This results in an increase in the potential for volatility of the Company's results of operations.

Financial Guaranty

        Financial guaranty insurance generally provides an unconditional and irrevocable guarantee that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon a payment default on an insured obligation, the Company is generally required to pay the principal, interest or other amounts due in accordance with the obligation's original payment schedule or, at its option, to pay such amounts on an accelerated basis.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

1.    ORGANIZATION AND OWNERSHIP (Continued)

        Obligations insured by FSA are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. On March 31, 2009, FSA was rated Triple-A (negative credit watch) by S&P and Fitch Ratings ("Fitch") and Aa3 (developing outlook) by Moody's. On May 11, 2009, Fitch lowered the rating of FSA to AA+ (negative credit watch). Prior to the third quarter of 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies. Fitch reported that the downgrade in May of FSA to AA+ by Fitch was attributable to FSA's credit exposure to the AA+ rating of the Kingdom of Belgium in connection with the separation of the FP operations from the Company.

        The global financial crisis that began in 2007 in the U.S. subprime residential mortgage market transformed the financial guaranty industry. By the end of November 2008, all of the monoline guarantors that had been rated Triple-A at the beginning of the year had been downgraded in varying degrees by Moody's, and all but one had been either downgraded or placed on negative outlook or negative credit watch by S&P and Fitch. FSA and the Company's other insurance company subsidiaries were among the last companies to be affected, and were rated "Triple-A/stable" by all three rating agencies until July 2008. Rating agencies raised concerns about the stability of FSA's rating during the second half of 2008, and Moody's lowered FSA's Aaa rating to Aa3 (developing outlook) in November. These developments, combined with illiquidity in the capital markets, led to a marked reduction in FSA's production in the second half of 2008 and the first quarter of 2009.

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

        The GIC Subsidiaries, FSA Global and Premier, and prior to February 24, 2009, FSAM and FSA-PAL, collectively comprise the "FP segment" for accounting purposes.

        The Company's management believes that the assets held by FSA Global and Premier, including those that are eliminated in consolidation, are beyond the reach of the Company's creditors, even in bankruptcy or other receivership. Substantially all of the assets of FSA Global are pledged to secure the repayment, on a pro rata basis, of FSA Global's notes and its other obligations.

2.    BASIS OF PRESENTATION

        The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments and entries required to record the FSAM Risk Transfer Transaction necessary for a fair statement of the financial position, results of operations and cash flows as of and for the period ended March 31, 2009 and for all periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying Consolidated Financial Statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year. Certain prior-year balances have been reclassified to conform to the 2009 presentation, including the presentation of noncontrolling interests (previously "minority interests") in accordance with FASB Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160").

        The preparation of financial statements in conformity with GAAP requires management to make extensive estimates and assumptions that affect the reported amounts of assets and liabilities in the Company's consolidated balance sheets at March 31, 2009 and December 31, 2008, the reported amounts of revenues and expenses in the consolidated statements of operations during the three months ended March 31, 2009 and 2008 and disclosure of contingent assets and liabilities. Such estimates and assumptions include, but are not limited to, loss and loss adjustment expenses, fair value of financial instruments, the determination of other-than-temporary impairment ("OTTI"), the deferral and amortization of policy acquisition costs, expected lives and debt service schedules of certain financial guaranty contracts and taxes. Actual results may differ from those estimates.

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

        The Company's underwriting guidelines for public finance obligations generally require that a transaction be rated investment grade when FSA's insurance is applied. The Company's underwriting guidelines for asset-backed obligations, which it followed prior to its August 2008 decision to cease insuring such obligations, varied by obligation type in order to reflect different structures and types of credit support. The Company sought to insure asset-backed obligations that generally provided for one or more forms of overcollateralization or third-party protection. In addition, the special purpose entity typically pays a periodic premium to the Company in consideration of the issuance by the Company of its insurance policy, with the special purpose entity's assets typically serving as the source of payment of such premium, thereby providing some of the "rewards" of the special purpose entity's assets to the Company. Special purpose entities are also employed by the Company in connection with secondary market transactions and with refinancing underperforming, non-investment grade transactions insured by FSA.

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

        In determining whether the Company is the Primary Beneficiary of a particular VIE, a number of factors are considered. The significant factors considered are: the design of the entity and the risks it was created to pass-along to variable interest holders; the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure; the exposure that the Company cedes to third party reinsurers, to reduce the extent of expected loss which the Company absorbs; and the portion of the VIE's total notional exposure covered by the Company's insurance policy. The Company's accounting policy is to first conduct a qualitative analysis based on the design of the VIE in order to identify whether it is the primary beneficiary. Should the qualitative analysis not provide a basis for conclusion, the Company performs a quantitative analysis in order to determine if it is the primary beneficiary of the VIE under review.

        In considering the significance of its interest in a particular VIE, the Company considers the extent to which both the variability it absorbs from the VIE and the Company's exposure to that VIE are material to the Company's own financial statements. The Company believes that its surveillance categories are an appropriate measure to use for identification of VIEs in which the Company absorbs other than insignificant variability. VIEs selected for this purpose are related to risks classified as

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2.    BASIS OF PRESENTATION (Continued)

surveillance Category IV, defined as "demonstrating sufficient deterioration to indicate that material credit losses are possible," or risks classified as surveillance Category V, defined as "transactions where losses are most probable." The Company believes that VIE-related risks classified as surveillance Categories IV and V are VIEs in which the Company absorbs a significant portion of the variability created by the particular VIE. For a more detailed description of the surveillance categories used by the Company, see Note 3.

        VIEs in which the Company holds a significant variable interest but which are not consolidated have been aggregated according to principle line of business for the purpose of disclosing the nature and extent of the Company's exposure to such VIEs. The Company aggregates such VIEs according to principle line of business, to appropriately reflect the VIE risk and reward characteristics in an aggregated manner. The table below displays the Company's exposure to these VIEs at March 31, 2009.

Non-Consolidated VIEs

	At March 31, 2009
	Liability
	Net Loss and Loss Adjustment Expense Reserve	Fair Value of Credit Derivatives	Net Par Outstanding	Number of VIEs
	(dollars in thousands)
Asset-backed:
Domestic
Residential mortgages	$1,330,694	$6,703	$8,954,176	69
Consumer receivables	49	—	339,992	2
Pooled corporate	13,508	39,550	190,754	5
Other	—	13,617	125,711	1

Total asset-backed	1,344,251	59,870	9,610,633	77
Public finance:
Domestic	105,149	—	187,462	6
International	13,771	39,550	606,957	8

Total public finance	118,920	39,550	794,419	14

Total	$1,463,171	$99,420	$10,405,052	91

        FSA's interest in these non-consolidated VIEs is included in "loss and loss adjustment expense reserve" and "credit derivatives" in the Company's balance sheet.

        The Company has consolidated certain VIEs for which it has determined that it is the primary beneficiary. The table below shows the carrying value and classification of the consolidated VIEs' assets and liabilities in the Company's financial statements:

Consolidated VIEs

	At March 31, 2009
	Total Assets	Total Liabilities
	(in thousands)
FSA Global/Premier International Funding Co.	$1,082,366	$1,026,573

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

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE

        Effective January 1, 2009, the Company adopted SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). SFAS 163 changed the Company's premium revenue recognition and loss reserving methodology. The change in the premium revenue recognition model also changed the amount of deferred acquisition cost previously amortized, as such amortization is recognized in proportion to premium earnings. The cumulative effect of the adoption of SFAS 163 was a $63.2 million after-tax decrease to the opening retained earnings balance. The retained earnings adjustment was comprised of a $31.0 million after-tax increase in net loss reserves and a $32.2 million after-tax adjustment for inception-to-date premium earnings, net of the amortization of deferred acquisition costs. As a result of the adoption of SFAS 163, premium earnings and loss and loss adjustment expenses are not comparable between 2008 and 2009. See the Company's Annual Report on Form 10-K for the year ended December 31, 2008, for a description of accounting policies in effect prior to January 1, 2009.

Premium Revenue Recognition

        Under SFAS 163 unearned premium revenue for premiums paid in installments is equal to the present value of premiums expected to be collected over the period of the financial guarantee contract based on either the expected or contractual life. The present value of uncollected premiums expected to be collected over the period of the financial guarantee contract is recorded as "premiums receivable" on the balance sheet. Accretion of the discount on premium receivable is recorded in "net premiums earned." The discount rate applied to discount premiums is the risk-free rate based on the country of exposure and the term to maturity of the policy. Discount rates are updated only when the debt repayment schedule changes on contracts where the expected lives are used. The term to maturity equals the expected period only if a homogeneous pool of assets underlies the insured financial obligation and the timing and amount of prepayments is reasonably estimated. When premiums receivable are determined to be uncollectible they are written off by recording a reduction of the premium receivable asset.

        If a single premium is paid at inception of the financial guarantee contract, the unearned premium is measured as the amount received.

        Regardless of frequency and timing of payment, premiums are recognized in earnings over the period of the contract in proportion to the amount of insurance protection provided, with a corresponding decrease in unearned premium revenue. The amount of insurance protection provided is a function of the insured principal amount outstanding. Therefore, the proportionate share of premium revenue recognized in a given period is a constant rate calculated based on the relationship between the insured principal outstanding in a given reporting period compared with the sum of the insured principal amounts outstanding for all periods. Accordingly, the premium revenue for each reporting period is determined by multiplying the insured principal amount outstanding for that period by the ratio of (a) the total present value of the premium due or expected to be collected over the period of the contract to (b) the sum of all insured principal amounts outstanding during each reporting period over the contractual or expected period of the contract.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE (Continued)

        Premium revenue and the related amortization of deferred acquisition costs are accelerated when the Company is legally released from its financial guarantee insurance contract.

        For premiums denominated in a foreign currency, premiums receivable are revalued at each reporting date based on foreign exchange rates in effect at the reporting date. Unearned premium revenue is recorded at historical rates.

        For financial guarantee insurance contracts where premiums are received over the period of the contract, rather than at inception, the table below presents the unearned premium revenue, the weighted-average risk-free rate used to discount the premiums expected to be collected and the weighted-average period of the premium receivable.

Unearned Premium Revenue for Policies Paid in Installments

	At March 31, 2009	At January 1, 2009
	(dollars in millions)
Gross unearned premium revenue	$1,039.9	$1,078.5
Net unearned premium revenue	$625.2	$647.1
Weighted average risk-free rate	3.05%	3.05%
Weighted average period of premium receivable (in years)	10.24	10.49

        The tables below represent a schedule of premiums expected to be collected and earned in the future and a rollforward of premiums receivable.

Schedule of Projected Net Premium Earnings and Collections

	At March 31, 2009
	Projected Net Premium Earnings(1)	Projected Net Premium Collections(2)
	(in thousands)
2nd Qtr. 2009	$59,438	$19,543
3rd	57,036	17,026
4th	55,510	19,000
2010	206,677	54,051
2011	188,135	45,578
2012	172,459	40,175
2013	158,572	36,110
2014-2018	651,085	149,732
2019-2023	438,076	101,285
2024-2028	279,377	75,211
2029+	339,095	111,144

Total	$2,605,460	$668,855

    (1)
    Represents the run-off of the net unearned premium revenue balance. Excludes accretion of discount on premiums.

    (2)
    Represents projected cash collections, which include accretion of discount on premiums.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE (Continued)

Gross Premium Receivable Rollforward

At March 31, 2009
(in thousands)
Premium receivable at January 1	$856,688
Premium payments received	(25,013)
Adjustments to the premium receivable:
Adjustments for changes in the period of a financial guarantee insurance contract	(5,806)
Accretion of the premium receivable discount	5,711
Foreign exchange rate changes	(13,001)
Other adjustments	(2,760)

Premium receivable at March 31	$815,819

        The following table presents the components of net premiums earned.

Premiums Earned

Three Months Ended March 31, 2009
(in thousands)
Net premiums earned	$61,371
Acceleration of premium earnings	13,766
Accretion of discount	3,386

Total net premiums earned and accretion	$78,523

Loss and Loss Adjustment Expense Recognition

        Loss and loss adjustment expense reserves are established at the policy level only when the Company's expected loss exceeds the unearned premium revenue. Expected loss is based on a calculation of the present value of expected net cash outflows, probability-weighted to reflect the likelihood of possible outcomes. The discount rates used are the risk-free rates based on the timing of expected cash flows, and are updated quarterly.

        The following table presents the activity in net loss and loss adjustment expense reserves.

Reconciliation of Net Loss and Loss Adjustment Expense Reserve

	Three Months Ended March 31, 2009
	Non-Specific Reserves	Specific Reserves	Loss and Loss Adjustment Expense Reserve
	(in thousands)
December 31, 2008 balance	$154,445	$1,322,425	$1,476,870
Cumulative effect of change in accounting principle	(154,445)	202,091	47,646

January 1, 2009 balance	—	1,524,516	1,524,516
Incurred	—	350,858	350,858
Payments and other decreases	—	(183,511)	(183,511)

March 31, 2009 balance	$—	$1,691,863	$1,691,863

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE (Continued)

        The following tables present the components of transactions with loss and loss adjustment expense ("LAE") reserves by sector. Because prior year information has not been restated in accordance with SFAS 163, the amounts are determined under different accounting methods.

Loss and Loss Adjustment Expense Reserve Summary by Sector

	At March 31, 2009
	Gross Par Outstanding	Net Par Outstanding	Gross Loss and Loss Adjustment Expense Reserve	Net Loss and Loss Adjustment Expense Reserve	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$5,807,133	$4,780,250	$710,043	$565,610	16
Asset-backed—Alt-A CES	988,126	943,473	300,928	286,755	5
Asset-backed—Option ARM	2,651,355	2,496,523	428,162	396,873	14
Asset-backed—Alt-A first lien	1,611,425	1,488,544	175,456	160,629	16
Asset-backed—NIMs	120,738	114,545	27,437	26,899	8
Asset-backed—Subprime	2,308,726	2,222,480	88,082	81,413	17
Asset-backed—other	2,449,883	1,990,983	25,752	20,657	33
Public finance	11,857,397	6,375,342	261,815	153,027	194

Total	$27,794,783	$20,412,140	$2,017,675	$1,691,863	303

	At December 31, 2008(1)
	Gross Par Outstanding	Net Par Outstanding	Gross Specific Reserve(1)	Net Specific Reserve(1)	Number of Risks
	(dollars in thousands)
Asset-backed—HELOCs	$4,833,059	$3,853,788	$745,790	$593,752	10
Asset-backed—Alt-A CES	999,475	954,296	245,702	234,158	5
Asset-backed—Option ARM	1,674,743	1,587,145	282,131	260,599	9
Asset-backed—Alt-A first lien	1,226,480	1,122,333	106,545	96,327	10
Asset-backed—NIMs	90,070	85,341	15,961	15,817	3
Asset-backed—Subprime	298,457	280,128	24,521	20,757	5
Asset-backed—other	54,491	50,969	13,685	12,933	3
Public finance	1,238,816	698,708	172,063	88,082	6

Total specific reserve	$10,415,591	$8,632,708	$1,606,398	$1,322,425	51

(1)
Excludes non-specific gross and net reserves of $172.6 million and $154.4 million, respectively.

        In the three months ended March 31, 2009, loss and loss adjustment expense was $350.9 million. The expense was driven primarily by deteriorating credit performance in home equity line of credit ("HELOC"), Alt-A closed-end second-lien mortgage ("CES") securities, Option Adjustable Rate Mortgage ("Option ARM") transactions, Alt-A first lien mortgages and public finance transactions.

        Losses paid is primarily driven by HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period. To the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. In the first quarter of 2009, the Company paid net claims of $182.4 million on

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE (Continued)

HELOC transactions. This brought the inception to date net claim payments on HELOC transactions to $807.7 million. There were no claims paid on most other classes of insured transactions through March 31, 2009. Most claim payments on Alt-A CES are not payable until 2036 or later. Option ARM claim payments are expected to start in 2010.

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

  •
  Category III represents transactions with some deterioration in asset performance, financial health of the issuer or other factors. Active monitoring and intervention is employed for Category III transactions.

  •
  Category IV reflects transactions demonstrating sufficient deterioration to indicate that material credit losses are possible.

  •
  Category V reflects transactions where losses are most probable. This category includes (1) risks where claim payments have been made and where ultimate losses, net of recoveries, are expected, and (2) risks where claim payments are probable but none have yet been made and ultimate losses, net of recoveries, are expected. Category IV and Category V transactions are subject to intense monitoring and intervention.

        The tables below present the gross and net par and interest outstanding and unearned premium revenue in the insured portfolio for risks classified as described above:

Par and Interest Outstanding
(Excluding Credit Derivatives)

	At March 31, 2009
	Gross Par	Gross Interest	Net Par	Net Interest	No. of risks	Weighted Avg Life	Gross Unearned Premium Revenue	Net Unearned Premium Revenue
	(dollars in millions)
Categories I and II	$432,357	$262,789	$325,335	$188,340	11,257	12.8	$3,668	$2,419
Category III	16,226	6,478	11,654	3,688	135	7.2	215	114
Category IV	2,069	917	1,705	657	9	8.5	52	26
Category V	9,518	2,665	8,091	2,305	58	5.7	56	46

Total	$460,170	$272,849	$346,785	$194,990	11,459	12.4	$3,991	$2,605

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3.    ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE (Continued)

        The table below represents undiscounted and discounted net cash flows for all obligations for which a loss reserve was established.

Loss and Loss Adjustment Expense Reserve by Surveillance Category

	At March 31, 2009
	Category I	Category II	Category III	Category IV	Category V	Total
	(in thousands)
Gross undiscounted cash outflows expected in the future	$199,627	$427,515	$494,849	$171,748	$3,611,773	$4,905,512
Less: Gross estimated recoveries in the future	145,559	223,415	374,310	137,398	1,249,841	2,130,523

Subtotal	54,068	204,100	120,539	34,350	2,361,932	2,774,989
Less: Discount taken on subtotal	12,455	42,089	6,912	1,763	462,601	525,820

Gross present value of expected losses	41,613	162,011	113,627	32,587	1,899,331	2,249,169
Gross unearned premium reserve	29,982	116,387	37,190	3,732	44,203	231,494

Gross loss and loss adjustment expense reserve	11,631	45,624	76,437	28,855	1,855,128	2,017,675
Less: Reinsurance recoverable on unpaid losses	7,546	13,075	8,026	1,725	295,440	325,812

Net loss and loss adjustment expense reserve	$4,085	$32,549	$68,411	$27,130	$1,559,688	$1,691,863

        Management periodically evaluates its estimates for losses and LAE and establishes reserves that management believes are adequate to cover the present value of the ultimate net cost of claims. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust the loss and probability of loss scenarios based on the Company's actual loss and recovery experience and economic conditions. However, because of the uncertainty involved in developing these estimates, the ultimate liability may differ materially from current estimates.

        The weighted average risk free rate used to discount the claim liability was between 0.57% and 3.97% at March 31, 2009 and between 0.37% and 2.83% at January 1, 2009.

4.    FAIR VALUE MEASUREMENT

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective January 1, 2008. SFAS 157 addresses how companies should measure fair value when required to use fair value measures under GAAP. SFAS 157:

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. The Company adopted SFAS 159 on January 1, 2008 and elected fair value accounting for certain FP segment debt and certain assets acquired in refinancing FSA-insured transactions not previously carried at fair value. For more information regarding the fair value option, see Note 5.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

        The following table summarizes the components of the fair-value adjustments included in the consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
REVENUES Gains/(Losses):
Net realized gains (losses) from general investment portfolio:
Fair-value adjustment attributable to impairment charges in general investment portfolio	$(8,744)	$—

Net change in fair value of credit derivatives (Note 12)	$527,440	$(452,955)

Net interest income from financial products segment(1):
Fair-value adjustments on FP segment investment portfolio	$(99,542)	$75,984
Fair-value adjustments on FP segment derivatives	101,459	(76,058)

Net interest income from financial products segment	$1,917	$(74)

Net realized gains (losses) from financial products segment(1):
Fair-value adjustments attributable to impairment charges in FP segment investment portfolio	$(261,903)	$—

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives (Note 13)(1)(2)	$(180,479)	$430,597
Other financial guaranty segment derivatives	(4)	169

Net realized and unrealized gains (losses) on derivative instruments	$(180,483)	$430,766

Net unrealized gains (losses) on financial instruments at fair value:
Financial guaranty segment:
Assets acquired in refinancing transactions	$23,019	$(1,861)
Committed preferred trust put options	15,700	32,000

Net unrealized gains (losses) on financial instruments at fair value in the financial guaranty segment	38,719	30,139

FP segment:
Assets designated as trading portfolio(1)	(16,831)	(62,198)
Fixed-rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	290,956	(409,559)
Fair-value adjustments attributable to the Company's own credit risk	112,512	30,228

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	386,637	(441,529)

Net unrealized gains (losses) on financial instruments at fair value	$425,356	$(411,390)

Other income (loss)(3)	$5,085	$(11,060)

(1)
Amounts for FP Investment Portfolio and FP derivatives supporting the GIC operations are recorded in FSAM, which was deconsolidated on February 24, 2009. Amounts related to FSAM pertain to activity through the FSAM Deconsolidation Date. See "—Valuation Techniques—FP Segment Investment Portfolio" for a description of the FP Segment Investment Portfolio and FP Investment Portfolio.

(2)
Represents derivatives not in designated fair-value hedging relationships.

(3)
Represents fair-value adjustments on the assets that economically defease the Company's liability for deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP") and fair-value adjustments on assets acquired in refinancing transaction portfolio.

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

General Investment Portfolio

        The "General Investment Portfolio" consists of the investments attributable to the financial guaranty segment held by FSA Holdings, FSA and other subsidiaries, excluding investments held in the FP Segment Investment Portfolio. The fair value of bonds in the General Investment Portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. Assets in this category are primarily categorized as Level 2.

        At March 31, 2009, the Company's equity securities were comprised of common stock of Dexia. The fair value of the common stock is based upon quoted prices and is categorized as Level 1.

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

FP Segment Investment Portfolio

        The "FP Investment Portfolio" is comprised of investments made with the proceeds of FSA-insured GICs. The "VIE Investment Portfolio" is made up of the investments supporting the VIE liabilities. Prior to the FSAM Deconsolidation Date, the FP Investment Portfolio and VIE Investment Portfolio together formed the "FP Segment Investment Portfolio." As of the FSAM Deconsolidation Date, FSAM, the entity holding the FP Investment Portfolio, is no longer consolidated for accounting purposes with the Company, and therefore the VIE Investment Portfolio is the only component of the FP Segment Investment Portfolio.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

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

        The trading portfolio is comprised of U.K. pound sterling-denominated inflation-linked bonds for which fair value is based on broker quotes derived from their internally-developed models that use observable market inputs to the extent possible. The investments are classified as Level 3. The trading portfolio is owned by FSAM and as a result is no longer consolidated with the Company as of the FSAM Deconsolidation Date.

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

Credit Derivatives in the Insured Portfolio

        The Company's insured portfolio includes contracts accounted for as derivatives, namely,

  •
  CDS contracts in which the Company sells protection to various financial institutions, and in certain cases, purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies;

  •
  insured interest rate ("IR") swaps entered into by the issuer in connection with the issuance of certain public finance obligations, which guaranty the municipality's performance under the IR swap to the IR swap counterparty; and

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

  •
  insured net interest margin ("NIM") securitizations and other financial guaranty contracts that guarantee risks other than credit risk, such as interest rate basis risk ("FG contracts with embedded derivatives") issued after January 1, 2007.

        The Company considers all such agreements to be a normal part of its financial guaranty insurance business but, for accounting purposes, these contracts are deemed to be derivative instruments and therefore must be recorded at fair value, with changes in fair value recorded in the consolidated statements of operations in "net change in fair value of credit derivatives."

  Credit Default Swap Contracts

        In the case of CDS contracts, a trust that is consolidated by the Company writes a derivative contract that provides for payments to be made if certain credit events occur related to certain specified reference obligations, in exchange for a fee. The insurance laws of the State of New York allow a financial guaranty insurer to guarantee special purpose entities that issue CDS. The trust's obligation on the CDS contracts it writes are guaranteed by a financial guaranty contract written by FSA that provides payments to the insured if the trust defaults on its payments under the derivative contract. In these transactions, FSA is considered the counterparty to a financial guaranty contract that is defined under GAAP as a derivative. The credit event is typically based upon failure to pay or the insolvency of a referenced obligation. In such cases, the claim represents payment for the shortfall amount.

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

        In a financial guaranty insurance policy, a deductible is the portion of a loss under that policy that is not covered by the policy or, in other words, the amount of the loss for which the insurer is not responsible. In a CDS contract, the deductible is quoted as a percentage of the contract's notional amount, and is also referred to as the contract's attachment point. For example, for a CDS with a $1 billion notional amount and a 15% deductible, the Company would only be obligated to make a claim payment after the insured incurred more than $150 million (15% of $1 billion) of losses (net of recoveries). The attachment points for each of the Company's CDS contracts vary, as the deductibles are negotiated on a contract-by-contract basis.

        In the ordinary course, the Company does not post collateral to the counterparty as security for the Company's obligation under CDS contracts. As a result, the Company receives a smaller fee than it would for a CDS contract that required the posting of collateral. In order to calculate the exit value premium for CDS that do not require collateral to be posted, the Company applies a factor (the "non-collateral posting factor") to the indicated market premium for CDS contracts that require collateral to be posted. The non-collateral posting factor was approximately 87% for the three-month period ended March 31, 2009.

        The Company calculates the non-collateral posting factor quarterly based in part on observable market inputs. In the market where transactions are executed, the Company observed during 2008 that, when a collateral posting counterparty executes a CDS contract purchasing protection from a non-collateral posting counterparty, it will hold back a portion of the CDS premium (the "collateral posting premium") it charged to provide the CDS protection. The Company believes that the non-collateral posting factor has the effect of adjusting the fair value of these contracts for the Company's credit quality in addition to adjusting the contract to a collateral posting basis. Accordingly, the Company adds an additional amount to the collateral posting premium to reflect the market price of CDS protection on FSA. The Company estimated the collateral posting premium and additional amount at March 31, 2009 to be approximately 13% and 74%, respectively, using an algorithm that uses as an input FSA's current annual five-year CDS credit spread, which was approximately 2,764 basis

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

points at March 31, 2009. The Company uses the current five-year CDS credit spread based on its observation that the five-year instrument is the standard term for CDS contracts used to hedge counterparty credit risk. Quoted prices for shorter or longer terms are typically not available and, when available, are less reliable.

        The underlying securities of the Company's CDS contracts are predominantly corporate obligations, specifically investment grade pooled corporate CDS, high yield pooled corporate CDS and collateralized loan obligations ("CLOs"). The Company's exposure to underlying securities such as those backed by domestic RMBS and CDOs of ABS was less than one percent of the total CDS par outstanding at March 31, 2009.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

        The CDX North America IG Index ("CDX IG Index") is comprised of prices sourced from 125 North American investment grade CDS quoted (each, an "Index CDS") and is supported by at least 10 of the largest CDS dealers. In addition to the full capital structure, the CDX IG Index also provides price quotes for various tranches delineated by attachment and detachment points: 0 to 3%; 3 to 7%; 7 to10%; 10 to 15%; 15 to 30% and 30 to 100%. Approximately every six months, a new "series" of the CDX IG Index is published ("on-the-run") based on a new grouping of 125 Index CDS, which changes the composition of the 125 Index CDS of older ("off-the-run") series. Each quarter, the Company compares the composition of the 125 Index CDS in both the on-the-run and off-the run series of the CDX IG Index to the CDS pool referenced by the Company's IG CDS contracts (the "reference CDS pool") and uses the average of the series of the CDX IG Index and the comparable iTraxx Index that most closely relates to the credit characteristics of the Company's IG CDS contracts, mainly the Weighted-Average Rating Factor ("WARF"), of the Company's IG CDS contracts. The Company also remodels each of its contracts to determine if the credit quality remains comparable to that of the relevant index. WARF is a 10,000 point scale developed by Moody's that is used as an indicator of collateral pool risk. A higher WARF indicates a lower average collateral rating.

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

        The Company's IG CDS contracts typically attach at 10% or higher. The following table indicates FSA's typical attachment points at origination and total tranche widths:

Portfolio Classification	Index Quoted Duration	FSA's Typical Original Attachment Point	FSA's Total Tranche Width
	(in years)
Less than 3.5 Yrs	3	10%	90%
3.5 to 5.5 Yrs	5	10	90
5.5 to 7.5 Yrs:
Lower attachment	7	15	85
Higher attachment	7	30	70
7.5 to 10 Yrs:
Lower attachment	10	15	85
Higher attachment	10	30	70

        To calculate the weighted average price for the entire tranche width of the Company's IG CDS (the "total tranche width"), a price is obtained for each quoted tranche comprising the total tranche width, and the sum of the weighted average prices is divided by the total tranche width. The price for each quoted tranche is the mid-market of the quoted price for that tranche, weighted by the width of that tranche. The following table illustrates the calculation of the weighted-average price of the Company's IG CDS contracts with a maturity of up to 3.5 years, given quoted CDX IG tranche prices

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

of 310.5 basis points, 73.5 basis points and 76.9 basis points for the 10 to 15%, 15 to 30%, and 30 to 100% tranches, respectively.

	CDX IG Mid-Market Price Multiplied by the Tranche Width
					Total Tranche Width	Weighted Average Price
FSA Portfolio Classification	10 to 15%	15 to 30%	30 to 100%	Total
Attachment/Detachment
Less than 3.5 Yrs	310.5 bps × 5 = 1,552.5	73.5 bps × 15 = 1,102.5	76.9 bps × 70 = 5,383.0	8,038	90	89.3 bps

        The Company applies a factor to the quoted prices (the "IG calibration factor"). The calibration factor is intended to calibrate the index price to each of the Company's pooled corporate investment grade CDS contracts, which reference pools of entities that are typically of lower average credit quality than those reflected in the CDX IG Index. The IG calibration factor is determined for each IG CDS contract by calibrating the WARF of the index so that it approximately equals the WARF of each IG CDS contract. To do so, the Company recalculates the index price after removing from the index the reference obligations that have the highest ratings. This recalculated index price is then divided by the unadjusted index price to arrive at the IG calibration factor. At March 31, 2009, the IG calibration factor applied to the Company's IG CDS contracts ranged from 109% to 342% of the WARF of the index.

        The Company's Transaction Oversight Group reviews the pooled corporate CDS portfolio regularly and no less than quarterly and factors in any rating changes. Any new reported credit events under a given CDS contract are factored into the contract's deductible level. As such credit events occur, the contract's attachment point is recalculated based on the revised deductible amount to determine if the attachment point for each contract in the portfolio continues to be at a "Super Triple-A" credit rating.

        To arrive at the exit value premium applied to each of the Company's IG CDS contracts, the Company:

  (a)
  determines the weighted average of the mid-market prices for the applicable tranches by (1) multiplying the mid-market price for each tranche by the tranche width and (2) dividing the total amount derived by the total tranche width, using CDX IG and iTraxx quoted prices (as shown above); and then

  (b)
  applies the IG calibration factor and non-collateral posting factor to the weighted-average market price determined for each maturity band (as shown below).

        Below is an example of the pricing algorithm that is applied to the Company's domestic IG CDS contracts with durations of 0.0 to 3.5 years, assuming an average IG calibration factor of 185%, to determine the exit premium value at March 31, 2009:

Index Duration	Unadjusted Quoted Price	After IG Calibration Factor	Adjusted to Non- Collateral Posting Contract Value
3 yrs	89.3 bps	165.4 bps	21.7 bps

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

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

        The Company applies a factor to the quoted prices (the "HY calibration factor"). The HY calibration factor is intended to calibrate the index price to each of the Company's pooled corporate high-yield CDS contracts, which reference pools of entities that are typically of higher average credit quality than those reflected in the CDX HY Index. The HY calibration factor is determined for each HY CDS contract by calibrating the WARF of the index so that it approximately equals the WARF of each HY CDS contract. To do so, the Company recalculates the index price after removing from the index the reference obligations that have the lowest ratings. This recalculated index price is then divided by the unadjusted index price to arrive at the HY calibration factor. At March 31, 2009, the HY calibration factor applied to the Company's HY CDS contracts ranged from 23% to 100% of the WARF of the index.

        Approximately every six months, a new "series" of the CDX HY Index is published ("on-the-run") based on a new grouping of 100 single name CDS, which changes the composition of the Index of older ("off-the-run") series. The Company compares the composition of the Index in both the on-the-run and off-the-run series of the HY index to each CDS pool (i.e., "reference entities" or companies included in each contract) referenced by the Company's contracts (the "reference CDS pool"). Based on that comparison, the Company determines which of the actively quoted series most closely relates to the credit characteristics, mainly with reference to the WARF, of the Company's HY CDS contracts, and then uses the average of dealer quotes of that series. The Company also remodels each of its contracts to determine if the credit quality remains comparable to that of the relevant index.

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

  •
  The appropriate HY calibration factor and the 87% non-collateral posting factor adjustment are applied to the average of the quotes received at March 31, 2009.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

        Below is an example of the pricing algorithm that is applied to the Company's domestic HY CDS contracts with durations of 0.0 to 3.5 years, assuming an average HY calibration factor of 64% to determine the exit premium value at March 31, 2009:

Index Duration	Unadjusted Quoted Price	After HY Calibration Factor	Adjusted to Non-Collateral Posting Contract Value
3 yrs	638.3 bps	408.5 bps	53.5 bps

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

        As with pooled corporate CDS, there is no observable exchange trading of CDS of funded CDOs and CLOs. The price of protection charged by a CDS writer is based on the "credit spread component" of the "all-in credit spread" of funded CLOs, as quoted by underwriter participants. As the all-in credit spread for a given CLO may not always be observable in the market, the CDS writer often utilizes an index, published by an underwriter participant, such as the "all-in" LIBOR spread for Triple-A rated cash-funded CLOs (the "Triple-A CLO Funded Rate") as published by J.P. Morgan Chase & Co. The Triple-A CLO Funded Rate is an all-in credit spread that includes both a funding and credit spread component.

        The CDS protection of a CLO provided by the Company is priced to capture only the credit spread component, as the CDS writer is not providing funding for the CLO, only credit protection. The contracts on which the Company has provided credit protection are regularly evaluated to ascertain whether or not the original Triple-A credit rating is still considered appropriate. The Company determines the exit value premium for all these CDS of CLO contracts in its portfolio that are rated Triple-A with reference to the Triple-A CLO Funded Rate, which is currently the only regularly and frequently quoted rate observable in the market. The Triple-A CLO Funded Rate was 600 bps at March 31, 2009. The Company applies a credit component factor to the Triple-A CLO Funded Rate as a means of estimating the fair value of its Triple-A rated contract, which only refers to the credit component. The credit and funding components were 50% each as of March 31, 2009. The components are determined judgmentally and can vary based on estimates provided to the Company by external market participants, specifically purchasers of CDS protection on Triple-A CLO risk and investors in Triple-A CLO bonds.

        To arrive at the exit value premium that is applied to each of the Company' CDO and CLO CDS contracts, the non-collateral posting factor is applied to the weighted-average market price determined for each maturity band.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

        The determination of the exit value premium is summarized as follows:

	Triple-A CLO Funded Rate	After Credit Component Factor	After Non- Collateral Posting Factor
Rate	600 bps	300 bps	39.3 bps

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

  Fair Value of CDS Contracts in which the Company Purchases Protection

        When the Company reinsures its policies that insure CDS, GAAP characterizes such transactions as if the Company purchased protection for CDS contracts it wrote. The Company's use of reinsurance to mitigate risk exposures for CDS contracts and for financial guaranty insurance policies is identical as they involve the same reinsurers, the same underwriting process evaluating the reinsurers and the same credit risk management and surveillance processes supporting the reinsurance function. The Company enters into reinsurance agreements on policies insuring CDS contracts primarily on a quota share basis. Under a quota share reinsurance agreement with a reinsurer, the Company cedes to the reinsurer a proportionate share of the risk and premium.

        The determination of the hypothetical exit market is a key factor in determining the fair value of protection purchased (the "ceded" or "reinsurance" contract) with respect to a CDS contract insured by a financial guarantor (the "direct contract"). SFAS 157 requires that the valuation premise, used to measure the fair value of an asset, must consider the asset's "highest and best use" from the perspective of market participants. Generally, the valuation premise used for a financial asset is "in-exchange" since this type of asset provides maximum value to market participants on a stand-alone basis. The maximum value of a ceded contract to the CDS writer's exit market participants is in combination with the CDS writer's direct contract. Therefore the appropriate valuation premise to use for a ceded contract is the "in-use" premise.

        The Company determines the fair value of a CDS contract in which it purchases protection from a reinsurer (the "ceded CDS contract") as the proportionate percentage of the fair value of the related written CDS contracts, adjusted for any ceding commission and consideration of counterparty risk. In quota share reinsurance agreements, the assuming reinsurer typically pays a ceding commission periodically over the life of the policy insuring the CDS contract to the ceding company that is intended to defray the ceding company's costs for the services it provides to the reinsurer, such as risk selection, underwriting activities and ongoing servicing and reporting. As an element of the fair value of the ceded CDS insurance policy, the ceding commission paid to the ceding company represents the ceding company's profit on the ceded CDS insurance policy after considering counterparty credit risk, (i.e., the difference between (a) the price of the protection the ceding company purchased from the reinsurer, which is net of the ceding commission, and (b) the price that the ceding company would receive to exit the ceded CDS insurance policy in its principal market, which is comprised of other ceding insurers of comparable credit standing). The Company applies a credit valuation adjustment to the fair value of a ceded insurance policy due from a reinsurer if the reinsurer's credit quality (as determined by CDS price if available, or if not, its credit rating) is less than that of the Company's

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

based upon the premise that the exit market for these contracts would be another monoline financial guarantee insurer that has similar credit rating or spread as the Company.

  Insured Interest Rate Swaps and Financial Guarantee Contracts Deemed to be Derivatives

        The Company insures IR swaps entered into in connection with the issuance of certain public finance obligations. Because the financial guaranty contract insures a derivative, the financial guaranty contract is deemed to be a derivative under GAAP. Therefore, the contract is required to be carried at fair value, with the change in fair value being recorded in the determination of net income (loss). As there is no observable market for these policies, the fair value of these contracts is determined by using an internally-developed model and, therefore, they are classified as Level 3 in the valuation hierarchy.

        Under GAAP, insured NIM securitizations issued in connection with certain mortgage-backed security financings and financial guaranty contracts with embedded derivatives are deemed to be hybrid instruments that contain an embedded derivative if they were issued after January 1, 2007. The Company elected to record these financial instruments at fair value under SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." Changes in the fair value of these contracts are recorded in the consolidated statements of operations. As there is no observable market for these policies, the fair value of these contracts is based on internally-derived estimates and they are, therefore, classified as Level 3 in the valuation hierarchy.

FP Segment Derivatives

        Derivatives in the FP segment are valued using a pricing model that uses observable market inputs, such as interest rate curves, foreign exchange rates and inflation indices. These derivatives are therefore classified as Level 2 in the valuation hierarchy, except for exchange traded futures contracts, which are classified as Level 1 or Level 3 if any of the significant model inputs were not observable in the market.

Other Assets and Other Liabilities

        Other assets primarily include receivables for securities sold, DCP, SERP and committed preferred trust securities ("CPS"). As there is no observable market for the Company's CPS, fair value of the CPS is based on internally-derived estimates and, therefore, is categorized as Level 3 in the fair value hierarchy.

        The Company determined the fair value of the CPS by estimating the fair value of a floating rate security with an estimated market yield reflective of the underlying committed preferred security structure and the relevant coupon based on the capped auction rate.

        Other liabilities include payables for securities purchased and derivative obligations. The carrying amount for receivables for securities sold and payable for securities purchased is cost, which approximates fair value because of the short maturity.

FP Segment Debt

        The fair value of the FP segment debt is determined based on a discounted cash flow model. Fair value calculated by these models includes assumptions for interest rate curves based on selected benchmark securities and weighted average expected lives. In addition, the valuation of the fair-valued liabilities includes an adjustment to reflect the credit quality of FSA that represents the impact of changes in market credit spreads on these liabilities. The fair-valued liabilities are categorized as

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

Level 3 in the valuation hierarchy. See Note 5 for a description of the FP segment debt for which the Company elected the fair value option.

        The following tables present the financial instruments carried at fair value at March 31, 2009 and December 31, 2008, by caption on the consolidated balance sheet and SFAS 157 valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2009
	Level 1	Level 2	Level 3	FIN 39 Netting(1)	Total
	(in thousands)
Assets:
General investment portfolio, available for sale:
Bonds	$—	$5,345,474	$37,701	$—	$5,383,175
Equity securities	573	—	—	—	573
Short-term investments	33,531	455,030	—	—	488,561
Financial products segment investment portfolio:
Available-for sale bonds	—	22,583	773,546	—	796,129
Short-term investments	8,910	—	—	—	8,910
Assets acquired in refinancing transactions	—	21,232	135,673	—	156,905
FP segment derivatives	—	684,653	59,098	(495,522)	248,229
Credit derivatives(2)	—	—	126,385	—	126,385
Other assets:
DCP and SERP	26,624	59	—	—	26,683
CPS	—	—	115,700	—	115,700

Total assets at fair value	$69,638	$6,529,031	$1,248,103	$(495,522)	$7,351,250

Liabilities:
FP segment debt	$—	$—	$6,639,362	$—	$6,639,362
Credit derivatives	—	—	816,633	—	816,633
Other liabilities:
Other financial guarantee segment derivatives	—	(108)	—	—	(108)

Total liabilities at fair value	$—	$(108)	$7,455,955	$—	$7,455,887

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

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

(1)
As permitted by FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FIN 39"), the Company has elected to net derivative receivables and payables and the related cash collateral received under a master netting agreement.

(2)
At March 31, 2009 and December 31, 2008, approximately 76% and 97% or $95.5 million and $278.1 million, respectively, of the credit derivative asset in the "assets: credit derivatives" line item above represented the fair value of derivative contracts where the Company purchases protection on its CDS exposure. The remaining 24% and 3% or approximately $30.9 million and $9.3 million, respectively, relates to the fair value of certain of the Company's primary contracts (i.e., sold protection), where the fair value is in an asset position because the cash flows necessary to exit such a contract, including the effect of the Company's creditworthiness as determined by CDS referencing the Company's principal insurance subsidiary, would be less than the contractual cash flows to be received. Reinsurance and direct derivative contracts, which call for contractual fees below (reinsurance) or in excess of (direct contracts) the current market price, represent a benefit to the Company and, accordingly, are accounted for as credit derivative assets.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

Non-Recurring Fair Value Measurements

        Mortgage loans in the portfolio of assets acquired in refinancing transactions are carried at the lower of cost or market on an aggregated basis. At March 31, 2009 and December 31, 2008, such investments were carried at their market value of $13.2 million and $13.8 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Changes in Level 3 Recurring Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the quarters ended March 31, 2009 and 2008 for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable data to the overall fair value measurement. However, Level 3 financial instruments may include, in addition to the unobservable or Level 3 components, observable components. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Level 3 assets were 5.0% and 38.9% of total assets at March 31, 2009 and December 31, 2008, respectively. Level 3 liabilities were 33.0% and 37.7% of total liabilities at March 31, 2009 and December 31, 2008, respectively.

Level 3 Rollforward

		Three Months Ended March 31, 2009
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at March 31, 2009
		Total Pre-tax Realized/ Unrealized Gains/(Losses)(1) Recorded in:
	Fair Value at December 31, 2008					Transfers in and/or out of Level 3(2)	Fair Value at March 31, 2009
		Net Income (Loss)		Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements, net
	(in thousands)
General investment portfolio, available for sale:
Bonds	$45,167	$1,808	(3)	$—	$(9,274)	$—	$37,701	$1,805
FP segment available-for sale bonds	7,292,973	(382,902	)(4)	(6,916)	(6,129,609)	—	773,546	(129,984)
FP trading portfolio	147,241	(16,831	)(5)	—	(130,410)	—	—	—
Assets acquired in refinancing transactions	117,814	23,019	(6)	—	(5,160)	—	135,673	23,019
FP segment debt	(8,030,909)	394,580	(7)	—	996,967	—	(6,639,362)	345,843
Net FP segment derivatives(8)	(140,138)	54,070	(9)	—	145,166	—	59,098	(170)
CPS	100,000	15,700	(5)	—	—	—	115,700	15,700
Net credit derivatives(8)	(1,256,360)	527,440	(10)	—	38,672	—	(690,248)	504,721

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.    FAIR VALUE MEASUREMENT (Continued)

		Three Months Ended March 31, 2008
								Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at March 31, 2008
		Total Pre-tax Realized/Unrealized Gains/ (Losses) (1) recorded in:
						Transfers in and/or out of Level 3 (2)
	Fair Value at January 1, 2008						Fair Value at March 31, 2008
		Net Income (Loss)		Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements, net
	(in thousands)
General investment portfolio, available for sale:
Bonds	$60,273	$—		$(1,923)	$(2,348)	$—	$56,002	$—
Equity securities	39,000	—		(930)	0	—	38,070	—
FP segment available for sale bonds	14,764,502	32,144	(4)	(2,218,600)	(334,023)	—	12,244,023	32,144
FP trading portfolio	250,575	(58,690	)(5)	—	—	—	191,885	(58,690)
Assets acquired in refinancing transactions	170,492	(2,034	)(6)	(1,091)	(12,969)	—	154,398	(2,034)
FP segment debt	(9,559,107)	(435,219	)(7)	—	580,735	—	(9,413,591)	(359,385)
Net FP segment derivatives(8)	591,325	(19,215	)(9)	—	(1,886)	(578,834)	(8,610)	(19,215)
CPS	—	32,000	(5)	—	—	—	32,000	32,000
Net credit derivatives(8)	(537,321)	(487,263	)(10)	—	—	—	(1,024,584)	(486,994)

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

5.    FAIR VALUE OPTION

        SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. For a discussion of the Company's valuation methodologies, see Note 4.

        The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its International Financial Reporting Standards reporting to Dexia. However, where the Company elected the fair value option, the potential for volatility in the Company's financial statements relating to FP segment debt is created by: (1) incorporating the Company's own credit risk in the valuation of liabilities, which is required by SFAS 157, and (2) the fair value movements relating to interest rate movements on the GIC subsidiaries subsequent to the FSAM Deconsolidation Date. The following table provides detail regarding the Company's elections by consolidated balance sheet line as of January 1, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FAIR VALUE OPTION (Continued)

Cumulative Effect of SFAS 159 Adoption at January 1, 2008

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

Elections

        On January 1, 2008, the Company elected to record the following at fair value:

  •
  Certain FP segment debt instruments including fixed-rate GICs and VIE liabilities for which interest rate risk is hedged using interest rate derivatives in accordance with the Company's risk management strategies. The fair value election enabled the Company to record GICs hedged with IR swaps and/or foreign exchange rate swaps at fair value without having to designate them in a fair value hedge relationship under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as it had previously. However, due to the deconsolidation of FSAM, subsequent to February 24, 2009 all derivatives hedging the GICs are no longer included in the Company's consolidated statements of operations.

  •
  Certain fixed-rate assets in the portfolio of assets acquired in refinancing transactions. The fair value election enabled the Company to record those assets that are economically hedged with derivatives at fair value without having to designate them in a fair value hedge relationship under SFAS 133.

Changes in Fair Value under the Fair Value Option Election

        The following table presents the pre-tax changes in fair value included in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, for items for which the SFAS 159 fair value election was made.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Assets acquired in refinancing transactions	$23,019	$(1,861)
FP segment debt	403,468	(379,331)

        Included in the amounts in the table above are gains of approximately $112.5 million and $30.2 million for the three months ended March 31, 2009 and 2008, respectively, that are attributable to widening in the Company's own credit spread.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.    FAIR VALUE OPTION (Continued)

Aggregate Fair Value and Aggregate Remaining Contractual Principal Balance Outstanding

        The following table reflects the aggregate fair value and the aggregate remaining contractual principal balance outstanding at March 31, 2009 and December 31, 2008, for certain assets acquired in refinancing transactions and FP segment debt for which the SFAS 159 fair value option has been elected.

	At March 31, 2009			At December 31, 2008
	Remaining Aggregate Contractual Principal Amount Outstanding		Fair Value	Remaining Aggregate Contractual Principal Amount Outstanding		Fair Value
	(in thousands)
Assets acquired in refinancing transactions	$127,965	(1)	$135,656	$133,124	(1)	$117,796
FP segment debt(2)	7,042,917		6,639,362	7,998,048		8,030,909

(1)
Includes $33.4 million and $33.8 million of loans that were 90 days or more past due at March 31, 2009 and December 31, 2008, respectively.

(2)
The fair-value adjustment for FP segment debt considers interest rate, foreign exchange rates and the Company's own credit risk.

6.    GENERAL INVESTMENT PORTFOLIO

        The credit quality of fixed-income securities in the General Investment Portfolio based on amortized cost was as follows:

General Investment Portfolio Fixed-Income Securities by Rating

At March 31, 2009 Percent of Bonds
Rating(1)
AAA(2)	39.6%
AA	40.5
A	16.6
BBB	3.2
Below investment grade	0.1

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at March 31, 2009.

(2)
Includes U.S. Treasury obligations, which comprised 7.6% of the portfolio as of March 31, 2009.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments") that were acquired in the ordinary course of business. Of the bonds included in the General Investment Portfolio at March 31, 2009, 6.9% were insured by FSA and 28.1% were insured by other monolines. All of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    GENERAL INVESTMENT PORTFOLIO (Continued)

the FSA guaranty, was in the Single-A range. These assets are included in the Company's surveillance process and, at March 31, 2009, no loss reserves were anticipated on any of these assets.

        The amortized cost and fair value of the securities in the General Investment Portfolio were as follows:

General Investment Portfolio by Security Type

	At March 31, 2009
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,361	$6,496	$(15)	$107,842
Obligations of U.S. states and political subdivisions	4,366,728	123,512	(84,861)	4,405,379
Mortgage-backed securities	390,145	17,984	(9,441)	398,688
Corporate securities	191,206	5,786	(1,351)	195,641
Foreign securities(1)	307,728	137	(50,428)	257,437
Asset-backed securities	18,074	114	—	18,188

Total bonds	5,375,242	154,029	(146,096)	5,383,175
Short-term investments(2)	489,076	5	(520)	488,561

Total fixed-income securities	5,864,318	154,034	(146,616)	5,871,736
Equity securities	1,802	—	(1,229)	573

Total General Investment Portfolio	$5,866,120	$154,034	$(147,845)	$5,872,309

	At December 31, 2008
Investment Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,725	$9,127	$(23)	$112,829
Obligations of U.S. states and political subdivisions	4,321,118	87,081	(168,414)	4,239,785
Mortgage-backed securities	408,083	13,758	(9,492)	412,349
Corporate securities	206,188	7,745	(3,562)	210,371
Foreign securities(1)	333,646	334	(50,271)	283,709
Asset-backed securities	26,081	—	(1,876)	24,205

Total bonds	5,398,841	118,045	(233,638)	5,283,248
Short-term investments(2)	651,090	825	(59)	651,856

Total fixed-income securities	6,049,931	118,870	(233,697)	5,935,104
Equity securities	1,434	—	(1,060)	374

Total General Investment Portfolio	$6,051,365	$118,870	$(234,757)	$5,935,478

(1)
The majority of foreign securities are government issues and are denominated primarily in U.K. pounds sterling.

(2)
Includes $27.9 million and $24.2 million at March 31, 2009 and December 31, 2008, respectively, of short-term investments that are restricted.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    GENERAL INVESTMENT PORTFOLIO (Continued)

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in General Investment Portfolio

	At March 31, 2009
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in thousands)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$—	$—	$—	—%
Obligations of U.S. states and political subdivisions		301,158	(10,632)	290,526	(3.5)
Mortgage-backed securities		2,614	(12)	2,602	(0.5)
Corporate securities		—	—	—	—
Foreign securities		57,756	(884)	56,872	(1.5)
Asset-backed securities		—	—	—	—

Total	79	361,528	(11,528)	350,000	(3.2)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		—	—	—	—
Obligations of U.S. states and political subdivisions		509,336	(25,291)	484,045	(5.0)
Mortgage-backed securities		11,507	(3,123)	8,384	(27.1)
Corporate securities		8,919	(1,351)	7,568	(15.1)
Foreign securities		234,363	(45,968)	188,395	(19.6)
Asset-backed securities		—	—	—	—

Total	192	764,125	(75,733)	688,392	(9.9)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		297	(15)	282	(5.1)
Obligations of U.S. states and political subdivisions		645,754	(48,938)	596,816	(7.6)
Mortgage-backed securities		21,392	(6,306)	15,086	(29.5)
Corporate securities		—	—	—	—
Foreign securities		14,746	(3,576)	11,170	(24.3)
Asset-backed securities		—	—	—	—

Total	212	682,189	(58,835)	623,354	(8.6)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		297	(15)	282	(5.1)
Obligations of U.S. states and political subdivisions		1,456,248	(84,861)	1,371,387	(5.8)
Mortgage-backed securities		35,513	(9,441)	26,072	(26.6)
Corporate securities		8,919	(1,351)	7,568	(15.1)
Foreign securities		306,865	(50,428)	256,437	(16.4)
Asset-backed securities		—	—	—	—

Total	483	$1,807,842	$(146,096)	$1,661,746	(8.1)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $1.6 million, or 16.0% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.4 million, or 19.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.5 million, or 34.1% of its amortized cost.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    GENERAL INVESTMENT PORTFOLIO (Continued)

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

        In the first quarter of 2009, the Company had an OTTI charge of $8.7 million attributable to several municipal bonds, corporate bonds and asset backed securities, offset in part by realized gains on sales. There was no OTTI charge in the first quarter of 2008. Realized gains from the General Investment Portfolio were $0.2 million in the first quarter of 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6.    GENERAL INVESTMENT PORTFOLIO (Continued)

        Management has determined that the remaining unrealized losses in fixed-income securities at March 31, 2009 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) the lack of principal or interest payment defaults on these securities, (b) the creditworthiness of the issuers, and (c) the Company's ability and current intent to hold these securities until a recovery in fair value or maturity. As of March 31, 2009 and December 31, 2008, 99.8% and 100%, respectively, of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income investments in the General Investment Portfolio as of March 31, 2009 and December 31, 2008, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in General Investment Portfolio
by Contractual Maturity

	At March 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$817,103	$824,162	$833,163	$837,658
Due after one year through five years	792,447	795,418	1,036,673	1,046,008
Due after five years through ten years	862,311	879,872	823,928	828,063
Due after ten years	2,984,238	2,955,408	2,922,003	2,786,821
Mortgage-backed securities(1)	390,145	398,688	408,083	412,349
Asset-backed securities(2)	18,074	18,188	26,081	24,205

Total fixed-income securities in General Investment Portfolio	$5,864,318	$5,871,736	$6,049,931	$5,935,104

(1)
Stated maturities for mortgage-backed securities of three to 30 years at March 31, 2009 and December 31, 2008.

(2)
Stated maturities for asset-backed securities of one to 15 years at March 31, 2009 and December 31, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    VIE INVESTMENT PORTFOLIO

        FSA insures all the VIE investments that support the VIE liabilities. The credit quality of the available-for-sale securities in the VIE Investment Portfolio, without the benefit of FSA's insurance, was as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Rating

Rating(1)	At March 31, 2009 Percent of Bonds
AAA	1.1%
A	76.5
BBB	22.4

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at March 31, 2009.

        The amortized cost and fair value of available-for-sale bonds and short-term investments in the VIE Investment Portfolio were as follows:

Available-for-Sale Securities in the VIE Investment Portfolio by Security Type

	At March 31, 2009
Investment Category	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$12,047	$1,202	$13,249
Foreign securities	9,095	239	9,334
Asset-backed securities	770,878	2,668	773,546

Total available-for-sale bonds	792,020	4,109	796,129
Short-term investments	8,910	—	8,910

Total available-for-sale bonds and short-term investments	$800,930	$4,109	$805,039

	At December 31, 2008
Investment Category	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
Obligations of U.S. states and political subdivisions	$12,931	$—	$12,931
Foreign securities	9,300	239	9,539
Asset-backed securities	900,862	—	900,862

Total available-for-sale bonds	923,093	239	923,332
Short-term investments	8,221	—	8,221

Total available-for-sale bonds and short-term investments	$931,314	$239	$931,553

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7.    VIE INVESTMENT PORTFOLIO (Continued)

        Historically, the Company had the ability and intent to hold the VIE Investment Portfolio to maturity. However, the Company no longer has such intent, due to Dexia's agreement under the Purchase Agreement to retain the FP segment operations and segregate or separate the Company's FP operations from the Company's financial guaranty operations. As a result, the Company was required to record an OTTI charge for all assets in the VIE Investment Portfolio in an unrealized loss position at March 31, 2009 and December 31, 2008. OTTI of $124.6 million was recorded in "net realized gains (losses) from financial products segment" on the VIE Investment Portfolio in the first quarter of 2009. There was no OTTI charge in the VIE Investment Portfolio in the first quarter of 2008.

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

	At March 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$18,005	$18,244	$17,521	$17,760
Due after ten years	12,047	13,249	12,931	12,931
Asset-backed securities(1)	770,878	773,546	900,862	900,862

Total available-for-sale bonds and short-term investments	$800,930	$805,039	$931,314	$931,553

(1)
Stated maturities for asset-backed securities of one to 23 years at March 31, 2009 and December 31, 2008.

Securities Pledged to Derivative Counterparties

        FSA Global, under the terms of its derivative agreements, is not required to pledge collateral. Its counterparties, however, may be required to pledge collateral or transfer assets to FSA Global.

        At March 31, 2009, the Company had $495.5 million of collateral from counterparties to reduce its net derivative exposure to such parties.

8.    FINANCIAL PRODUCTS SEGMENT DEBT

        FP segment debt consists of GIC and VIE debt. The obligations under GICs issued by the GIC Subsidiaries may be called at various times prior to maturity based on certain agreed-upon events. At March 31, 2009, interest rates were between 0.01% and 6.07% per annum on outstanding GICs and between 1.98% and 6.22% per annum on VIE debt. Payments due under GICs are based on expected withdrawal dates, which are subject to change, and include interest accretion of $785.2 million. Payments due under VIE debt include $689.9 million of future interest accretion on zero-coupon obligations. The following table presents the combined principal amounts due under GIC and VIE debt for the remainder of 2009, each of the next four calendar years ending December 31, and thereafter:

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8.    FINANCIAL PRODUCTS SEGMENT DEBT (Continued)

Expected Maturity Schedule of FP Segment Debt

Principal Amount
(in thousands)
2009	$4,919,216
2010	2,167,786
2011	734,133
2012	1,268,832
2013	944,370
Thereafter	6,024,628

Total	$16,058,965

9.    NOTES PAYABLE TO AFFILIATE

        The Company recorded $0.9 million of interest expense on the notes payable for the period from February 25, 2009 to March 31, 2009. Prior to February 24, 2009, the FSAM Deconsolidation Date, the note payable to FSAM was eliminated in consolidation.

        Principal payments due under these notes for each of the remainder of 2009, each of the next four calendar years ending December 31, and thereafter are as follows:

Expected Maturity Schedule of Note Payable to Affiliate

Expected Withdrawal Date	Principal Amount
(in thousands)
2009	$19,315
2010	7,277
2011	5,572
2012	24,031
2013	31,206
Thereafter	78,823

Total	$166,224

10.    OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and asset-backed (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $821.7 billion at March 31, 2009 and $813.9 billion at December 31, 2008. The net amount of financial guaranties in force was $616.4 billion at March 31, 2009 and $611.4 billion at December 31, 2008.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10.    OUTSTANDING EXPOSURE (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(in millions)
Domestic obligations
General obligation	$167,211	$155,249	$34,071	$30,186	$133,140	$125,063
Tax-supported	77,483	73,593	19,607	18,272	57,876	55,321
Municipal utility revenue	65,104	63,454	13,569	13,175	51,535	50,279
Health care revenue	21,908	21,841	9,634	9,656	12,274	12,185
Housing revenue	9,011	9,310	1,794	1,876	7,217	7,434
Transportation revenue	32,791	32,493	11,360	11,189	21,431	21,304
Education/University	10,132	9,560	1,837	1,658	8,295	7,902
Other domestic public finance	2,869	2,858	669	677	2,200	2,181

Subtotal	386,509	368,358	92,541	86,689	293,968	281,669
International obligations	39,781	40,637	15,720	16,074	24,061	24,563

Total public finance obligations	$426,290	$408,995	$108,261	$102,763	$318,029	$306,232

        The par outstanding of insured obligations in the asset-backed insured portfolio includes the following amounts by type of collateral:

Summary of Asset-Backed Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(in millions)
Domestic obligations
Residential mortgages	$18,767	$19,453	$2,299	$2,401	$16,468	$17,052
Consumer receivables	6,236	6,814	826	899	5,410	5,915
Pooled corporate	62,496	63,764	8,759	8,861	53,737	54,903
Other domestic asset-backed	3,309	3,194	1,745	1,626	1,564	1,568

Subtotal	90,808	93,225	13,629	13,787	77,179	79,438
International obligations	26,426	27,391	4,328	4,531	22,098	22,860

Total asset-backed obligations	$117,234	$120,616	$17,957	$18,318	$99,277	$102,298

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FEDERAL INCOME TAXES

        Dexia Holdings, FSA Holdings and its subsidiaries, except Financial Security Assurance International Ltd., a Bermuda insurance company, file a consolidated U.S. federal income tax return. Under the terms of a tax-sharing agreement, each company pays taxes as if a separate return were prepared.

        In addition, the Company and its subsidiaries or branches file separate tax returns in various states and local and foreign jurisdictions, including the United Kingdom, Japan, Mexico and Australia. With limited exceptions, the Company and its subsidiaries are no longer subject to income tax examinations for its 2005 and prior tax years for U.S. federal, state and local, or non-U.S. jurisdictions.

        A reconciliation of the effective tax rate with the federal statutory rate follows:

Effective Tax Rate Reconciliation

	Three Months Ended March 31,
	2009	2008
Tax provision (benefit) at statutory rate	35.0%	(35.0)%
Tax-exempt investments	(8.8)	(2.1)
Fair-value adjustment for committed preferred trust put options	(3.2)	(1.6)
Valuation allowance	69.7	—
Other	0.3	0.2

Total tax provision (benefit)	93.0%	(38.5)%

        The Company's effective tax rate expense was 93% for the first three months of 2009. Its tax rate benefit was 39% for the first three months of 2008. The 2009 effective tax rate reflects a higher than expected tax rate of 35% due to an increase in valuation allowance of $115.1 million. The valuation allowance was recorded as a result of capital losses of FSAM for which the Company does not expect a tax benefit. Since FSAM is no longer consolidated, no valuation allowance existed at March 31, 2009. This adverse tax effect was partially offset by benefits accrued in respect of tax-exempt interest income and the non-taxable fair value adjustments related to the Company's committed preferred securities. The 2008 rate differs from the statutory rate of 35% due primarily to tax-exempt interest and the tax-exempt fair value adjustments related to the Company's committed preferred securities.

        Before the deconsolidation of FSAM, the Company had deferred tax asset of $3.3 billion primarily due to unrealized losses in FSAM's investment portfolio. As the Company was unable to definitively assert that it had the ability to hold these investments to maturity, a valuation allowance of $2.5 billion was established. The $2.5 billion valuation allowance included the positive effect of gains on fair valued liabilities at FSA Global. Subsequent to the FSAM Deconsolidation Date, the valuation allowance was removed as part of the deconsolidation of FSAM.

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11.    FEDERAL INCOME TAXES (Continued)

        The net deferred tax asset of $581 million at March 31, 2009 consisted primarily of deferred taxes on mark to market of CDS and loss reserves, offset by other net liabilities. The Company's management has concluded that no valuation allowance was required at March 31, 2009.

        The tax benefit from CDS mark to market and loss reserves would be realizable against future ordinary income. Negative evidence includes the uncertainty of selling financial guaranty policies in the future as well as the stability of the Company's credit rating by the three principal rating agencies. However, the Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating to approximately $3.7 billion at March 31, 2009. Even with the uncertainty of future business and the Company's credit ratings, future premium revenues, coupled with investment income less expenses, are expected to be more than sufficient to offset current incurred losses, including credit derivatives losses. The Company's loss reserves represent the discounted value of future claims. Therefore, the accretion of losses to the undiscounted future value has also been taken into consideration, and the Company does not anticipate any significant additional loss trends. The Company expects total future accretion on loss reserves of about $525.8 million. In addition, except for true credit losses, mark-to-market losses from CDS contracts will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will also reverse. To the extent that true credit losses increase, the related mark-to-market losses will not fully reverse and the Company may not be able to offset such future losses against future ordinary income.

        The Company treats its CDS contracts as insurance contracts for U.S. tax purposes. The current federal tax treatment of CDS contracts is an unsettled area of tax law. Market participants are generally treating CDS contracts for tax purposes as one of the following: (1) notional principal contract ("NPC") derivative instruments, (2) guarantees, (3) insurance contracts, or (4) capital assets. The Company believes that it is more likely than not that its CDS contracts are either NPC or insurance contracts. Both receipts and payments arising from NPC and insurance contracts are characterized as ordinary income (although a termination of a CDS contract as an NPC may be treated as a capital transaction). Although the Company believes it is properly treating potential losses on its CDS contracts as ordinary, there are no assurances that the Internal Revenue Service ("IRS") will agree with the Company. Should the IRS disagree with the Company and characterize such losses, if any, as capital losses, the Company's ability to realize a related tax asset would be more limited, possibly leading to a reduction or elimination of the related deferred tax asset.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO

        The components of net change in fair value of credit derivatives are shown in the table below:

Summary of the Net Change in Fair Value of Credit Derivatives

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	$(45,754)	$36,179
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	185,995	(173,883)
High yield	41,031	(141,842)

Total pooled corporate CDS	227,026	(315,725)
Funded CLOs and CDOs	290,562	(119,380)
Other structured obligations	40,872	(55,895)

Total CDS	558,460	(491,000)
IR swaps and FG contracts with embedded derivatives	14,734	1,866

Net unrealized gains (losses)	573,194	(489,134)

Net change in fair value of credit derivatives	$527,440	$(452,955)

        The fair value of credit derivatives are reported in the balance sheet as an asset or liability based on the net gain or loss position with each counterparty. The unrealized component includes the market appreciation or depreciation of the derivative contracts, as discussed in Note 4.

Unrealized Gains (Losses) of the Credit Derivative Portfolio

	At March 31, 2009	At December 31, 2008
	(in thousands)
Pooled corporate CDS:
Investment grade	$(69,994)	$(255,980)
High yield(1)	(333,534)	(374,249)

Total pooled corporate CDS	(403,528)	(630,229)
Funded CLOs and CDOs	(188,430)	(478,904)
Other structured obligations(1)	(67,897)	(108,841)

Total CDS	(659,855)	(1,217,974)
IR swaps and FG contracts with embedded derivatives(1)	(30,393)	(38,386)

Total net credit derivatives	$(690,248)	$(1,256,360)

    (1)
    Several insured CDS and NIM securitizations had credit impairment totaling $112.2 million at March 31, 2009 and $152.4 million at December 31, 2008.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

        The positive fair-value adjustments for the quarter ended March 31, 2009 were a result of the positive income effects of the Company's own credit spread widening as reflected in the non-collateral posting factor. This positive income effect was offset in part by widening credit spreads on pooled corporate CDS and funded CDOs and CLOs, as well as structured credit products as compared to credit spreads on March 31, 2008.

        As the fair value of a CDS contract incorporates all the remaining future payments to be received over the life of the CDS contract, the fair value of that contract will change, in part, solely from the passage of time as fees are received.

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts insured by FSA are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead, they are written with the intent to provide protection for the stated duration of the contract, similar to the Company's intent with regard to a financial guaranty contract.

  •
  The Company is not entitled to terminate its CDS contracts and realize a profit on a position that is "in the money." A counterparty to a CDS contract insured by FSA generally is not able to force the Company to terminate a CDS contract that is "out of the money."

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

        CDS contracts in the asset-backed insured portfolio represent 71.6% of total asset-backed par outstanding. The Company has grouped CDS contracts by major category of underlying instrument for purposes of internal risk management and external reporting. The tables below summarize the credit rating, net par outstanding and remaining weighted average lives for the primary components of the

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12.    CREDIT DERIVATIVES IN THE INSURED PORTFOLIO (Continued)

Company's CDS portfolio. Net par outstanding in the table below is also included in the tables in Note 10.

Selected Information for CDS Portfolio

	At March 31, 2009
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,192	3.8
High yield	41	57		—	—	2	14,649	2.2
Funded CDOs and CLOs	27	66	(5)	7	—	—	31,186	2.5
Other structured obligations(6)	54	11	(5)	8	23	4	8,046	2.4

Total	50	42		4	3	1	$71,073	2.7

	At December 31, 2008
	Credit Ratings
								Remaining Weighted Average Life
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,464	4.1
High yield	41	54		—	—	5	15,467	2.4
Funded CDOs and CLOs	27	65	(5)	7	1	—	31,681	2.6
Other structured obligations(6)	53	11	(5)	8	27	1	8,272	2.6

Total	50	41		4	4	1	$72,884	2.9

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes six CDS contracts with Double-B, Double-B minus, Triple-C and Double-C underlying ratings at March 31, 2009 and two CDS contracts with Triple-C underlying ratings at December 31, 2008. With the exception of one Double-B CDS contract, these risks incurred economic losses at March 31, 2009 and December 31, 2008.

(4)
Net par outstanding represents the potential amount of future payments which the Company could be required to make, net of reinsurer reimbursements.

(5)
Amounts include transactions previously wrapped by other monolines.

(6)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $352.0 million and $375.2 million at March 31, 2009 and December 31, 2008, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-B minus or higher. Includes certain pooled corporate obligations.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.   FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

        The Company entered into derivative contracts to manage interest rate and foreign currency exposure in its FP Segment Investment Portfolio and FP segment debt. Subsequent to the FSAM Deconsolidation Date, the Company's only remaining derivatives in the FP segment relate to FSA Global.

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

        An effective fair-value hedge is defined as one whose periodic change in fair value is 80% to 125% correlated with the change in fair value of the hedged item. The difference between a perfect hedge (i.e., the change in fair value of the hedge and hedged item offset one another so that there is zero effect on the consolidated statements of operations, referred to as being "100% correlated") and the actual correlation within the 80% to 125% effectiveness range is the ineffective portion of the hedge. A failed hedge is one whose correlation falls outside of the 80% to 125% effectiveness range.

        The net loss related to the ineffective portion of the Company's fair-value hedges including changes in fair value of hedging instruments related to the passage of time, which was excluded from the assessment of hedge ineffectiveness, was $0.4 million in the first quarter of 2008. For 2009, this measure is not meaningful as substantially all assets in fair value hedging relationships have been recorded in the consolidated statements of operations as OTTI. FSA Global maintains fair-value hedges on only two investment securities.

        The inception-to-date net unrealized gain on derivatives (excluding accrued interest and collateral) in the FP segment of $554.0 million and $1,278.4 million at March 31, 2009 and December 31, 2008, respectively, is recorded in "financial products segment derivatives".

Changes in Hedge Accounting Designations

        With the adoption of SFAS 159 on January 1, 2008, the Company elected to discontinue hedge accounting for GICs and elected the fair value option for certain liabilities in the FP segment debt

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

13.	FINANCIAL PRODUCTS SEGMENT DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING (continued)

portfolio, as described in Note 5. The fair value option allows the fair value adjustment on these liabilities to be recorded in earnings without hedge documentation and effectiveness testing requirements prescribed under SFAS 133. However, when the fair value option is elected, the fair value adjustment of liabilities must incorporate all components of fair value, including valuation adjustments related to the reporting entity's own credit risk. Under hedge accounting, only the component of fair value attributable to the hedged risk (i.e., market interest rate risk) was recorded in earnings. Subsequent to the FSAM Deconsolidation Date, derivatives used to economically hedge fixed interest rate risk of the GICs are no longer consolidated, which increases income statement volatility because the fair value option that was elected for certain GICs is irrevocable and, therefore, these GICs will continue to be marked to market with no offsetting derivative mark to market.

14.    OTHER ASSETS AND OTHER LIABILITIES

        The detailed balances that comprise "other assets" and "other liabilities" at March 31, 2009 and December 31, 2008 are as follows:

Other Assets

	At March 31, 2009	At December 31, 2008
	(in thousands)
Other assets:
VIE other invested assets	$21,886	$25,395
DCP and SERP at fair value	26,683	90,704
Accrued interest in FP segment investment portfolio	7,097	27,869
Accrued interest income on general investment portfolio	69,033	70,586
Salvage and subrogation recoverable	16,086	10,431
CPS at fair value	115,700	100,000
Other assets	362,486	127,404

Total other assets	$618,971	$452,389

Other Liabilities

	At March 31, 2009	At December 31, 2008
	(in thousands)
Other liabilities:
DCP and SERP payable	$26,683	$90,704
Accrued interest on FP segment debt	128,067	151,173
Premiums payable, net	239,279	14,309
Other liabilities	313,112	220,355

Total other liabilities	$707,141	$476,541

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

15.    SEGMENT REPORTING

        The Company operates in two business segments: financial guaranty and financial products. The financial guaranty segment is primarily in the business of providing financial guaranty insurance, which it historically provided for both public finance and asset-backed obligations. The FP segment includes the GIC operations of the Company, which issued GICs to municipalities and other market participants, and the VIEs' operations. See Note 1 for a description of the Company's business. As a result of the FSAM Risk Transfer Transaction and Dexia's assumption of the management of the FP operations, the Company does not include the results of operations of the FP GIC operations in its decision-making process. In 2009, therefore, the FP segment operating results include the results of the VIE operations only. The following tables summarize the financial information by segment on a pre-tax basis at and for the three months ended March 31, 2009 and 2008.

Financial Information Summary by Segment

	Three Months Ended March 31, 2009
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$692,602	$(6,699)	$—	$685,903
Intersegment	1,474	1,813	(3,287)	—
Expenses:
External	(401,401)	(119,235)	—	(520,636)
Intersegment	(1,613)	(1,674)	3,287	—

Income (loss) before income taxes	291,062	(125,795)	—	165,267
GAAP income to segment operating earnings adjustments	(548,734)	125,974	—	(422,760)

Pre-tax segment operating earnings (losses)	$(257,672)	$179	$—	$(257,493)

Segment assets	$10,232,660	$14,658,669	$—	$24,891,329

	Three Months Ended March 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Revenues:
External	$(282,510)	$197,333	$—	$(85,177)
Intersegment	(5,863)	10,285	(4,422)	—
Expenses:
External	(342,644)	(257,571)	—	(600,215)
Intersegment	(3,746)	(676)	4,422	—

Income (loss) before income taxes	(634,763)	(50,629)	—	(685,392)
GAAP income to segment operating earnings adjustments	457,689	55,834	—	513,523

Pre-tax segment operating earnings (losses)	$(177,074)	$5,205	$—	$(171,869)

Segment assets	$8,851,565	$18,567,920	$(216,347)	$27,203,138

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

15.    SEGMENT REPORTING (Continued)

Reconciliations of Segments' Pre-Tax Operating Earnings (Losses) to Net Income (Loss)

	Three Months Ended March 31, 2009
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax segment operating earnings (losses)	$(257,672)	$179	$—	$(257,493)
Segment operating earnings to GAAP income adjustments	548,734	(125,974)	—	422,760
Tax (provision) benefit				(153,722)

Net income (loss)				$11,545

	Three Months Ended March 31, 2008
	Financial Guaranty	Financial Products	Intersegment Eliminations	Total
	(in thousands)
Pre-tax segment operating earnings (losses)	$(177,074)	$5,205	$—	$(171,869)
Segment operating earnings to GAAP income adjustments	(457,689)	(55,834)	—	(513,523)
Tax (provision) benefit				263,816

Net income (loss)				$(421,576)

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

16.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133" ("SFAS 161"). This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, which have been included in Note 4.

Recently Issued Accounting Standards that are Not Yet Effective

        In April 2009, the FASB issued Staff Position ("FSP") FAS No. 115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

16.    RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

FAS 124-2"), which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP FAS 115-2 and FAS 124-2 on the Company's consolidated financial position and results of operations.

        In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP FAS 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. FSP FAS 157-4 also requires increased disclosures. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP FAS 157-4 on the Company's consolidated financial position and results of operations.

        In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will not affect the Company's consolidated financial position and operations or cash flows.

17.    COMMITMENTS AND CONTINGENCIES

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

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

17.    COMMITMENTS AND CONTINGENCIES (Continued)

        In addition to the below, the Company has received various regulatory inquiries and requests for information regarding a variety of subjects. These include (i) subpoenas duces tecum and interrogatories from the Attorney Generals of the State of Connecticut and the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies and (ii) subpoenas duces tecum and interrogatories from the Attorney General of the State of Connecticut and antitrust civil investigative demands from the Attorney General of the State of Florida relating to their investigations of alleged bid rigging of municipal GICs. The Company is in the process of satisfying such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Proceedings Related to the Financial Products Business

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the DOJ issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the U.S. Securities and Exchange Commission ("SEC") related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas the Company has furnished to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder and Section 17(a) of the U.S. Securities Act of 1933, as amended. The Company has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

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

17.    COMMITMENTS AND CONTINGENCIES (Continued)

Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

        The MDL 1950 court has determined that it will handle federal claims alleged in the consolidated class action complaint before addressing state claims. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company and FSA also are named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

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

Proceedings Relating to the Financial Guaranty Business

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

17.    COMMITMENTS AND CONTINGENCIES (Continued)

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

        In August 2008, a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

        There are no other material legal proceedings pending to which the Company is subject.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

18.    EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	At March 31, 2009
	Insured Portfolios
	FSA Insured Par Outstanding(1)	Ceded Par Outstanding	General Investment Portfolio(2)
	(in millions)		(in thousands)
Assured Guaranty Re Ltd.	$—	$34,332	$—
Radian Asset Assurance Inc.	94	25,518	1,036
RAM Reinsurance Co. Ltd.	—	12,321	—
Syncora Guarantee Inc.	1,330	4,295	26,305
CIFG Assurance North America Inc.	119	2,001	23,953
Ambac Assurance Corporation	4,918	1,054	624,414
ACA Financial Guaranty Corporation	19	943	—
Financial Guaranty Insurance Company	961	265	29,132
MBIA Insurance Corporation(3)	2,713	—	—
FGIC-MBIA-NPFG Cut-Through(4)	4,406	—	303,661
MBIA-NPFG Cut-Through(5)	1,259	—	558,831
Assured Guaranty Corp.	945	—	79,482

Total	$16,764	$80,729	$1,646,814

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Represents amortized cost of investments insured by other monolines. Amortized cost includes write-downs of securities that were deemed to be OTTI.

(3)
In addition to amounts shown on the table, the VIE Investment Portfolio includes a bond insured by MBIA Insurance Corporation ("MBIA") with an amortized cost of $12.6 million.

(4)
Financial Guaranty Insurance Company ("FGIC") exposure assumed by MBIA under cut-through reinsurance arrangement and subsequently assumed by National Public Finance Guaranty Corp. ("NPFG"), an affiliate of MBIA.

(5)
MBIA exposure assumed by NPFG under cut-through reinsurance agreement, excluding FGIC-insured transactions shown under "FGIC-MBIA-NPFG Cut-Through."

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

18.    EXPOSURE TO MONOLINES (Continued)

Exposures to Monolines
and Ratings of Underlying Risks

	At March 31, 2009
	Insured Portfolios(1)
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)
	(dollars in millions)		(dollars in thousands)
Assured Guaranty Re Ltd.
Exposure(4)	$—	$34,332	$—
Triple-A	—%	5%	—%
Double-A	—	41	—
Single-A	—	37	—
Triple-B	—	15	—
Below Investment Grade	—	2	—
Radian Asset Assurance Inc.
Exposure(4)	$94	$25,518	$1,036
Triple-A	3%	7%	—%
Double-A	—	43	100
Single-A	15	38	—
Triple-B	58	11	—
Below Investment Grade	24	1	—
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$12,321	$—
Triple-A	—%	13%	—%
Double-A	—	42	—
Single-A	—	31	—
Triple-B	—	12	—
Below Investment Grade	—	2	—
Syncora Guarantee Inc.
Exposure(4)	$1,330	$4,295	$26,305
Triple-A	29%	—%	—%
Double-A	—	10	21
Single-A	21	31	76
Triple-B	26	59	—
Below Investment Grade	24	—	—
Not Rated	—	—	3

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

18.    EXPOSURE TO MONOLINES (Continued)

	At March 31, 2009
	Insured Portfolios(1)
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)
	(dollars in millions)		(dollars in thousands)
CIFG Assurance North America Inc.
Exposure(4)	$119	$2,001	$23,953
Triple-A	—%	2%	—%
Double-A	4	32	—
Single-A	15	34	100
Triple-B	81	28	—
Below Investment Grade	—	4	—
Ambac Assurance Corporation
Exposure(4)	$4,918	$1,054	$624,414
Triple-A	6%	—%	—%
Double-A	43	9	43
Single-A	33	38	53
Triple-B	10	53	3
Below Investment Grade	8	—	1
ACA Financial Guaranty Corporation
Exposure(4)	$19	$943	$—
Triple-A	—%	—%	—%
Double-A	69	72	—
Single-A	—	26	—
Triple-B	11	2	—
Below Investment Grade	20	—	—
Financial Guaranty Insurance Company
Exposure(4)	$961	$265	$29,132
Triple-A	—%	—%	—%
Double-A	5	—	64
Single-A	57	100	35
Triple-B	30	—	1
Below Investment Grade	8	—	—
MBIA Insurance Corporation
Exposure(4)	$2,713	$—	$—
Triple-A	—%	—%	—%
Double-A	53	—	—
Single-A	3	—	—
Triple-B	44	—	—
Below Investment Grade	—	—	—

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

18.    EXPOSURE TO MONOLINES (Continued)

	At March 31, 2009
	Insured Portfolios(1)
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)
	(dollars in millions)		(dollars in thousands)
FGIC-MBIA-NPFG Cut-Through(5)
Exposure(4)	$4,406	$—	$303,661
Triple-A	—%	—%	—%
Double-A	39	—	30
Single-A	58	—	68
Triple-B	3	—	2
Below Investment Grade	—	—	—
MBIA-NPFG Cut-Through(6)
Exposure(4)	$1,259	$—	$558,831
Triple-A	—%	—%	—%
Double-A	60	—	43
Single-A	40	—	49
Triple-B	—	—	7
Below Investment Grade	—	—	1
Assured Guaranty Corp.
Exposure(4)	$945	$—	$79,482
Triple-A	—%	—%	2%
Double-A	9	—	—
Single-A	24	—	81
Triple-B	8	—	17
Below Investment Grade	59	—	—

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's.

(4)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

(5)
FGIC exposure assumed by MBIA under cut-through reinsurance arrangement and subsequently assumed by NPFG.

(6)
MBIA exposure assumed by NPFG under cut-through reinsurance agreement, excluding FGIC-insured transactions shown under "FGIC-MBIA-NPFG Cut-Through."

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        This Quarterly Report includes statements that may constitute "forward-looking statements" within the meaning of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends" and "plans" and future and conditional verbs such as "will," "should," "would," "could" and "may" and similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements. The Company cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by the Company. Important factors that could cause its results to differ, possibly materially, from those indicated in the forward-looking statements include, but are not limited to, those discussed under "—Forward-Looking Statements."

Executive Overview

        Financial Security Assurance Holdings Ltd. ("FSA Holdings" or, together with its subsidiaries, the "Company") is a holding company incorporated in the State of New York. The Company, through its insurance company subsidiaries, provides financial guaranty insurance on public finance obligations in domestic and international markets. The Company's principal insurance company subsidiary is Financial Security Assurance Inc. ("FSA"), a wholly owned New York insurance company. Historically, the Company also provided financial guaranty insurance on asset-backed obligations. In addition, prior to November 2008, the Company, through its Financial Products ("FP") segment, issued FSA-insured guaranteed investment contracts and other investment agreements ("GICs") as well as medium term notes to municipalities and other market participants.

        In August 2008, the Company decided to cease issuing financial guaranty insurance contracts of asset-backed obligations in order to devote its resources to expanding its position in the global public finance and infrastructure markets. This decision was based on weighing the risks and volatility embedded in the asset-backed security business, in particular residential mortgage-backed securities ("RMBS"), versus the opportunities available in lower-risk sectors of the public finance markets. The existing asset-backed portfolio will continue to generate income over the remaining life of the policies. In November 2008, the Company ceased issuing GICs. While the Company has ceased insuring new asset-backed obligations and issuing new GICs, a substantial portfolio of such obligations remains outstanding.

        Obligations insured by the Company's insurance company subsidiaries are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. On March 31, 2009, FSA was rated Triple-A (negative credit watch) by Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch") and Aa3 (developing outlook) by Moody's Investors Service, Inc. ("Moody's"). On May 11, 2009, Fitch lowered the rating of FSA to AA+ (negative credit watch). Prior to the third quarter of 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies.

        Although the economy is faced with an unprecedented crisis, the Company believes that the current U.S. municipal operating environment remains favorable for highly rated bond insurers. While the insured penetration of bond insurance in the U.S. municipal market decreased to approximately 13% in the first quarter of 2009 compared with 26% in last year's comparable period, the Company believes that it will normalize to a higher level as financial markets stabilize, provided that there are highly rated financially stable bond insurers available to service market demand.

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

        The Company conducted its GIC business through its non-insurance subsidiaries, FSA Capital Management Services LLC, FSA Capital Markets Services (Caymans) Ltd. and FSA Capital Markets Services LLC (collectively, the "GIC Subsidiaries"). The proceeds of GICs issued by the GIC Subsidiaries were loaned to the Company's subsidiary FSA Asset Management LLC ("FSAM"). FSAM invests the funds in fixed-income obligations that satisfy the Company's investment criteria. The GIC Subsidiaries ceased issuing GICs in November 2008 in contemplation of the sale of the Company to Assured Guaranty Ltd. ("Assured"). FSAM wholly owns FSA Portfolio Asset Limited ("FSA-PAL"), a U.K. company that invests in non-U.S. securities.

        The comparability of financial information in this quarterly report on Form 10-Q is affected by two factors: the adoption of Statement of Financial Accounting Standards ("SFAS") No. 163, "Accounting for Financial Guarantee Contracts" ("SFAS 165") on January 1, 2009 and the deconsolidation of FSAM that occurred on February 24, 2009.

        SFAS 163 changed the Company's premium revenue recognition and loss reserving methodologies. The change in the premium revenue recognition model also changed the amount of deferred acquisition costs previously amortized, as such amortization is recognized in proportion to premium earnings. The cumulative effect of the change in accounting principle was a January 1, 2009 reduction of retained earnings of $63.2 million after-tax. Prior year information has not been restated in accordance with SFAS 163. Comparative tables and disclosures in the following discussion that have not been prepared on a consistent accounting basis are indicated. In February 2009, Dexia entered into several agreements that transferred credit and liquidity risks of the GIC operations to Dexia (the "FSAM Risk Transfer Transaction"), as described under "—Transfer of Credit and Liquidity Risk of the GIC Business." As a result, on February 24, 2009 (the "FSAM Deconsolidation Date"), the entities which hold portfolio of investments made with the proceeds of FSA-insured GICs (the "FP Investment Portfolio") were deconsolidated. Therefore, the consolidated results of operations of FSA Holdings include the activity of FSAM and its subsidiary FSA-PAL for the period between January 1, 2009 and February 24, 2009 only.

        In the three months ended March 31, 2009, the Company reported net income of $11.5 million, compared with a net loss of $421.6 million for the three months ended March 31, 2008. The positive net income in 2009 was primarily due to the positive fair value adjustments related to credit derivatives in the insured portfolio, offset in part by losses and credit impairment in the insured portfolio and other-than-temporary impairment ("OTTI") charges in the FP Investment Portfolio and the portfolio of the investments supporting the liabilities of the variable interest entities ("VIEs") consolidated by the Company (the "VIE Investment Portfolio"). The FP Investment Portfolio and VIE Investment Portfolio together make up the "FP Segment Investment Portfolio."

        FSA's exposure to mortgage-backed obligations with deteriorating credit performance was the primary driver of loss expense in the Company's financial guaranty segment. Such loss expense has increased from $300.4 million at March 31, 2008 to $350.9 million at March 31, 2009. The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years. The Company is also closely monitoring the consumer and corporate sectors for signs of deepening economic stress.

        The Company is affected by U.S. and international financial market and general economic conditions.

Expected Sale of the Company

  Purchase Agreement with Assured Guaranty Ltd.

        In November 2008, Dexia and Assured entered into a purchase agreement (the "Purchase Agreement") providing for the purchase by Assured of all Company shares owned by Dexia (the "Acquisition"), subject to the satisfaction of specified closing conditions. Purchase Agreement closing conditions include (1) confirmation from S&P, Moody's and Fitch that the acquisition of the Company would not result in a downgrade of the financial strength ratings of the insurance company subsidiaries of Assured or of the Company; (2) receipt of regulatory and Assured shareholder approvals; and (3) segregation or separation of the Company's FP operations such that the credit and liquidity risk of the FP operations reside with Dexia, with FSA protected against any future Dexia credit impairment.

        Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Acquisition may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Department of Justice (the "DOJ") and specified waiting period requirements have been satisfied. The HSR Act waiting period expired on January 21, 2009. In addition, under the insurance holding company laws and regulations applicable to the insurance subsidiaries of the Company and Assured, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Assured has informed the Company that Assured received approval from the insurance departments of the States of New York and Oklahoma and the U.K. Financial Services Authority. Dexia has informed the Company that the U.K. Financial Services Authority has approved its application in connection with its acquisition of Assured common shares pursuant to the Purchase Agreement, and that it has filed disclaimers of control with the insurance departments of the States of Maryland, New York, and Oklahoma.

        Satisfying all three rating agencies that the necessary steps have or will be taken to transfer the FP segment credit and liquidity risk to Dexia in a manner that insulates FSA from Dexia credit impairment is one of the last conditions to the Purchase Agreement closing. Rating agency confirmation that the Acquisition will not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries is a condition for closing, and is beyond the Company's control.

        The Company cannot estimate whether or when the remaining closing conditions will be satisfied or relevant agreements negotiated, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of the change in control or removal of the FP operations will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

  Dexia's Retention of the FP Operations

        Under the Purchase Agreement, Dexia is expected to retain the Company's FP operations after the Acquisition. The Purchase Agreement provides that Dexia will provide guarantees with respect to the FP operations' assets and liabilities, including derivative contracts, and anticipates that some of its guarantees will benefit from guarantees provided by the French and Belgian states. Dexia Holdings, the Company's parent, agreed that if such sovereign guarantees are provided, it will cause FSA Holdings to transfer the ownership interests of certain of the subsidiaries that conduct the FP operations or all the assets and liabilities of such subsidiaries, to Dexia Holdings or one of its affiliates in a form reasonably acceptable to Assured.

Transfer of Credit and Liquidity Risk of the GIC Business

        When the GIC Subsidiaries issued GICs they loaned the proceeds to FSAM. The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert most fixed-rate assets and liabilities into London Interbank Offered Rate ("LIBOR")-based floating rate assets and liabilities. Most of FSAM's assets consist of RMBS that have suffered significant market value declines and, in more limited cases, credit deterioration. The market value declines of FSAM's assets subject FSAM to significant liquidity risk insofar as the GICs are in most cases subject to redemption or collateralization upon the downgrade of FSA below certain thresholds, with a significant number of GICs subject to redemption or collateralization should FSA be downgraded below Aa3 by Moody's (FSA's current Moody's rating) or below AA- by S&P.

        As a result of the significant decline in asset value and the November 2008 cessation of issuing GICs, the GIC business changed from a business focused on attaining positive net interest margin to a run-off business managed by Dexia seeking to minimize liquidity risk and optimize asset recovery values.

        In February 2009, Dexia entered into the FSAM Risk Transfer Transaction. Each of the agreements executed under the FSAM Risk Transfer Transaction directly affect FSAM and the entities that absorb the risks created by FSAM. These agreements provide for (i) the elimination of FSA's guaranty of repayment of FSAM's borrowings under the credit facilities provided by Dexia's bank subsidiaries; (ii) the elimination of FSA's guaranty of certain of FSAM's investments; and (iii) an increase in the credit facilities provided to FSAM by Dexia's bank subsidiaries from $5 billion to $8 billion.

        As a result, the FSAM Risk Transfer Transaction was deemed a reconsideration event for FSAM under Financial Accounting Standard Board ("FASB") Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51." There was no reconsideration event for any of the GIC Subsidiaries. Upon the reconsideration event, management determined that Dexia is now absorbing the majority of the variability of the expected losses of FSAM, which resulted in deconsolidation of FSAM and its subsidiary FSA-PAL as of the FSAM Deconsolidation Date, the effective date of the FSAM Risk Transfer Transaction. FSAM and FSA-PAL's assets and liabilities were deconsolidated at fair-value through the consolidated statements of operations with the difference recorded as a $7.4 billion gain on deconsolidation in additional paid in capital, net of tax.

        The GIC Subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements notwithstanding the FSAM Risk Transfer Transaction, which means that GICs issued to third parties and the GIC Subsidiaries' note receivable from FSAM (the "Note Receivable from Affiliate") represent the liabilities and assets of the GIC operations in the Company's consolidated financial statements for all periods subsequent to February 24, 2009.

        Certain GICs were designated as fair value option and these GICs continue to be marked to market. However, derivatives that hedge the interest rate risk of the GICs are maintained within FSAM, and, therefore, contracts meant to hedge the interest rate risk of those GICs will no longer be included in the Company's consolidated financial statements. This results in an increase in the potential for volatility in the Company's results of operations.

Business Environment and Market Trends

  Continuing Stress on the Financial Guaranty Industry

        Obligations insured by the Company's insurance company subsidiaries are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies. During 2007 and 2008, the global financial crisis that began in the U.S. subprime residential mortgage market transformed the financial guaranty industry. By the end of November 2008, all of the monoline guarantors that had been rated Triple-A at the beginning of the year had been downgraded in varying degrees by Moody's, and all but two had been either downgraded or placed on negative outlook or negative credit watch by S&P and Fitch, reducing the number of active providers of financial guaranty insurance while calling into question the durability of financial guaranties in general.

        On March 31, 2009, the Company's insurance company subsidiaries' financial strength was rated Triple-A (outlook negative) by S&P; Triple-A (rating watch negative) by Fitch and Aa3 (developing outlook) by Moody's. Subsequently, on May 11, 2009, Fitch downgraded FSA's rating to AA+ (rating watch negative). Prior to November 2008, the Company's insurance company subsidiaries, as well as the obligations they insured, had been awarded Triple-A ratings by the three major rating agencies. Rating agencies raised concerns about the stability of FSA's rating during the second half of 2008. The rating agencies stated that their actions regarding FSA were based in part upon concerns regarding the prospects for new business originations by financial guarantors, as well as uncertainty about future support for FSA. As a result of the recent ratings actions, FSA's market opportunities were severely limited beginning in the second half of 2008 and its long-term opportunities remain unclear. These developments, combined with illiquidity in the capital markets, led to a marked reduction in FSA's production in the second half of 2008 and the first quarter of 2009.

        Given the deteriorating state of the U.S. economy, it is difficult to project the future for the Company. Unemployment rates are likely to continue to rise, fueling more residential mortgage delinquencies and putting further pressure on home prices. Loss reserves would grow if these trends continue beyond current assumptions. Consumer and corporate credits are also under pressure, although the Company's consumer and corporate portfolios are holding up relatively well. Although commercial mortgage securitizations may be a future source of problems in the economy, the Company is not exposed to this category of risk. The current environment represents a stress-case worse than any of the models had projected. In the public finance sector, falling property values and reduced commercial activity, which drive local tax revenues, are putting increased pressure on municipal budgets at a time when the population is putting increasing pressure on municipal services. The closing of the proposed business combination with Assured is an important component of the Company's survival and, ultimately, return to success.

        The following table shows the current ratings of the Company and its five main competitors at May 11, 2009, by each of the rating agencies:

Current Ratings

Ratings at May 11, 2009
Guarantor	Moody's Investors Service, Inc.	Standard & Poor's Ratings Services	Fitch Ratings
Financial Security Assurance Inc.	Aa3/Developing	AAA/Neg Outlook	AA+/WatchNeg
Assured Guaranty Corp.	Aa2/Stable	AAA/Stable	AA/WatchEvolving
Ambac Assurance Corporation	Ba3/Developing	A/Neg Outlook	Rating Withdrawn
Berkshire Hathaway Assurance Corp	Aa1/Stable	AAA/Neg Outlook	Not Rated
MBIA Insurance Corporation	B3/Developing	BBB+/Neg Outlook	Rating Withdrawn
National Public Finance Guarantee Corp.	Baa1/RevUp	AA-/WatchDev	Not Rated

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

        In the fourth quarter of 2007, Berkshire Hathaway Assurance Company ("BHAC") commenced operations as a financial guaranty insurer. Given BHAC's affiliation with Berkshire Hathaway Company, BHAC has the potential to be a significant competitor to the Company in the public finance sector but has to date insured transactions only on an opportunistic basis. Another new monoline competitor, Municipal and Infrastructure Assurance Corporation ("MIAC"), commenced operations in October 2008, intending to focus on municipal and infrastructure finance. National Public Finance Guaranty Corp. ("NPFG"), an affiliate of MBIA Insurance Corporation ("MBIA"), commenced operations in February 2009, intending to focus on municipal finance. In addition, Ambac Assurance Corporation has announced an intention to establish an affiliate, Everspan Financial Guaranty Corp, that will engage in municipal financial guaranty insurance. There have been proposals for Congress to establish a federally chartered bond insurer and for states and pension funds to establish bond insurers, in each case to address the public sector demand for bond insurance. Any such Federal, state or pension fund sponsored bond insurer would likely prove to be a significant competitor to the Company.

        The Company has direct exposure to other financial guaranty insurers through secondary guarantees of previously insured securities, reinsurance and investments. Downgrades of other monolines could cause incurred loss in the insured and investment portfolios. Additionally, such downgrades could reduce the credit for reinsurance and increase the capital charges for previously wrapped transactions that rating agencies assign in their capital adequacy models, increasing the capital requirements under those models. At this stage, management cannot predict how the situation will be resolved for the Company or its competitors, or what competitive, regulatory and rating agency environments may emerge.

        In 2008 and the first three months of 2009, the market turmoil resulted in disruptions in the domestic public finance market, evidenced by auction failures for auction rate municipal bonds, higher rates on variable rate demand notes and historic high yields for tax-exempt municipal bonds compared with U.S. government treasury securities. If these conditions persist for an extended period of time, the Company's own insured obligations could experience increased losses because, in extreme cases, higher borrowing costs could put financial stress on municipal issuers, leading to defaults of FSA-insured securities.

  Credit Deterioration in Certain RMBS Sectors Accelerated

        The credit crisis that began in 2007 followed several years of seemingly benign credit conditions, during which delinquency and default rates were comparatively low across the residential mortgage, consumer finance and corporate finance credit markets. Beginning in 2005, credit spreads were tight, indicating that investors were relatively undiscriminating about risk, and structures of some asset-backed securities were based on loss assumptions that have proven to be too optimistic. This was particularly true in the RMBS sector and with collateralized debt obligations ("CDOs") of asset-backed securities ("ABS") that contain a high percentage of RMBS. During these years, FSA maintained its underwriting and pricing standards, even though this meant declining to insure certain transactions.

        The Company generally avoided insurance of CDOs of ABS. At March 31, 2009, FSA had one CDO of ABS in its insured portfolio, a Double-A-rated CDO of ABS, insured in 2000, with a total net par outstanding of $36.9 million and less than 3% invested in U.S. subprime and "Alt-A" RMBS collateral at March 31, 2009. "Alt-A" refers to borrowers whose credit quality falls between prime and subprime. In contrast, most of the Company's peers have suffered from projected losses and market concerns related to their exposure to CDOs of ABS that contain a high percentage of mezzanine tranches of subprime RMBS, with most credit concerns focused on 2006 and 2007 originations.

        Mortgage performance has deteriorated rapidly since 2007, exceeding the most conservative historical loss expectations. For the first time since the Great Depression, year-over-year home prices declined across the entire United States, not just regionally. As projected losses on subprime and other RMBS increased, some mortgage lenders failed and rating agencies downgraded many mortgage-related securities. This included a large amount of CDOs of ABS. In the home equity line of credit ("HELOC") market, which generally involves prime borrowers, projected losses rose to unprecedented levels. In the first quarter of 2008, these borrowers began to default at much higher rates, a trend which continued through the year and into 2009.

        The Company's loss provisions, primarily those related to the insured RMBS portfolio, reflect the assumption that economic stress in the U.S. economy will continue for the foreseeable future. Loss and loss adjustment expenses for the three months ended March 31, 2009 was $350.9 million related primarily to increases in loss estimates on RMBS transactions.

        During the first quarter of 2009, the Company recorded a pre-tax net realized loss in the FP Investment Portfolio of $153.7 million, representing primarily fair value adjustments for the period up to the FSAM Deconsolidation Date. Additionally, for the first quarter of 2009, $124.6 million was recorded in OTTI in the VIE Investment Portfolio. The 2009 VIE Investment Portfolio OTTI charge reflects the Company's lack of intent to hold the securities as a result of the Purchase Agreement.

        Adverse loss developments surrounding subprime RMBS may lead to earlier than anticipated withdrawals on GICs issued in connection with CDOs of ABS. Through March 31, 2009, $983.6 million of CDO of ABS GICs had been terminated due to an event of default in the underlying collateral of the CDOs of ABS and a subsequent liquidation of the CDO portfolio. Through March 31, 2009, $852.0 million of pooled corporate CDO GICs had been terminated due to an event of default caused by the bankruptcy of Lehman Brothers Holdings Inc. ("Lehman Brothers"), which was the guarantor of the credit default swap ("CDS") protection buyer in those transactions. The Company expects further GIC withdrawals and is regularly evaluating general market conditions, as well as specific transactions.

        The full extent of credit losses in the mortgage sector, and the extent to which they may affect the Company, will not be known for several years.

  Illiquidity Continued to Limit Public Finance Issuance Volume

        Credit problems expanded beyond the mortgage market to constrain liquidity across the capital markets in 2008 into 2009. This had a negative impact on new-issue volume in the public finance and structured finance markets. Credit spreads trended wider. Wider spreads generally necessitate unrealized negative fair-value (mark-to-market) adjustments for credit derivatives in the insured portfolio. On the other hand, wider spreads generally provide a financial guarantor more opportunities to sell insurance at higher premium rates. This was true for the first half of 2008 in the primary U.S. municipal business, where FSA's business production was strong. The Company's originations since mid-2008 have been limited, primarily due to market conditions and concerns regarding rating agency actions.

Summary Results of Operations and Financial Condition

  Net Income (Loss)

        In the first quarter of 2009, the Company reported a net income of $11.5 million, compared with a net loss of $421.6 million in the first quarter of 2008. Net income is volatile primarily because it includes (a) OTTI charges that are not necessarily indicative of estimated economic loss, (b) fair-value adjustments for credit derivatives in the insured portfolio in excess of estimated economic loss, (c) fair-value adjustments related to the Company's own credit risk, and (d) fair-value adjustments for instruments with economically hedged risks that are not in designated hedging relationships under

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and adjustments related to non-economic changes in fair value related to the trading portfolio.

        In the first quarter of 2009 compared to the first quarter of 2008 net income increased in the financial guaranty segment and decreased in the FP segment. In the financial guaranty segment, positive fair-value adjustments for credit derivatives were offset in part by losses related to insured RMBS transactions. In the FP segment, the loss was largely due to net realized losses in the FP Investment Portfolio recorded through the FSAM Deconsolidation Date.

        In order to understand the results of operations reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the discussion that follows explains certain fair-value adjustments that cause volatility in reported earnings. While there is volatility in reported earnings due to reserves and other economic gains and losses, management typically distinguishes fair-value adjustments that are not indicative of expected loss. For discussion of the Company's fair value methodology, see Note 4 to the consolidated financial statements in Item 1.

        The fair-value adjustments that have an impact on net income (loss) are shown in the table below:

Noteworthy Fair-Value Adjustments

	Three Months Ended March 31,
	2009	2008
	(in millions)
Pre-tax:
Fair-value adjustments in FP segment investment portfolio(1)	$(225.7)	$(86.9)
Net change in non-economic fair-value adjustments of credit derivatives	533.1	(489.1)
Fair-value adjustments attributable to the Company's own credit risk on the Company's CPS	15.7	32.0
Fair-value adjustments in FP segment debt portfolio:
Fair-value adjustments attributable to the Company's own credit risk	112.5	30.2
Fair-value adjustments other than credit risk	(4.9)	—

(1)
Includes the unhedged component of the fair-value adjustment, such as credit risk.

        Fair-value adjustments in FP Segment Investment Portfolio:    Fair value adjustments in the FP Segment Investment Portfolio represent (i) all unrealized gains (losses) on the FP Investment Portfolio that were required to be recorded in the consolidated statements of operations as realized losses at the date of deconsolidation and (ii) OTTI charges in the VIE Investment Portfolio. The VIE Investment Portfolio OTTI charges were recognized to reflect Dexia's Purchase Agreement covenant to segregate or separate the Company's FP operations from the Company's financial guaranty operations and retain the FP segment, resulting in the Company's inability to hold the securities to maturity.

        Net change in non-economic fair-value adjustments of credit derivatives:    Net change in non-economic fair-value adjustments of credit derivatives in the insured portfolio are those fair-value adjustments that are expected to reverse to zero by maturity of the contract and not result in a claim payment. Such fair-value adjustments have no effect on insurance company statutory equity or claims-paying resources. Despite widening of credit spreads on CDS, FSA's own credit spread widened in the first quarter of 2009, resulting in a net gain. Rating agencies consider economic credit impairment, but generally do not take all other unrealized gains or losses into account for evaluating FSA's capital adequacy.

        Fair-value adjustments attributable to the Company's own credit risk on the Company's CPS:    SFAS No. 157, "Fair Value Measurements" ("SFAS 157") requires the consideration of the Company's own credit risk when fair valuing debt. The effect of fair-value adjustments attributable to the Company's own credit risk is included in net income (loss). In the first quarter of 2009, the Company's credit spread widened, leading to material unrealized gains on the Company's committed preferred trust securities ("CPS").

        Fair-value adjustments in FP segment debt portfolio:    Fair value adjustments in the FP segment debt portfolio are comprised of fair value changes attributable to FSA's own credit risk plus fair value adjustments related to interest rate and foreign exchange rate changes on the GIC portfolio since the FSAM Deconsolidation Date. Upon the deconsolidation of FSAM, the derivatives economically hedging the GIC Debt were no longer consolidated, creating additional income statement volatility.

  Book Value

        Shareholders' equity excluding noncontrolling interest under GAAP ("book value") was positive $2.3 billion at March 31, 2009, compared with negative $5.2 billion at December 31, 2008. The increase in equity was primarily attributable to the gain on deconsolidation of FSAM of $7.4 billion recorded in additional paid in capital.

New Business Production

  Originations

        Generally, premiums on public finance transactions are received upfront, although on international infrastructure transaction premiums may be collected in installments or as a combination of upfront and installment premiums. The discussion below is focused on the public finance sector, which represents the ongoing business of the Company and its source of future originations. However, in prior years, the Company also wrote asset-backed business, including credit derivatives. Premiums in the asset-backed business are generally paid in installments, and the Company will accordingly continue to collect premiums (including premiums accounted for as credit derivative fees) and generate earnings from the existing book of asset-backed business until the end of each contract. See "—Financial Guaranty Segment—Results of Operations" for the effect of asset-backed business on current period premium earnings and losses and "—Financial Guaranty Segment—Insured Portfolio Summary" for the composition of the existing book of asset-backed business.

        The Company ceased issuing GICs in November 2008 and will separate the FP operations from FSA Holdings upon consummation of the acquisition by Assured. See "—Financial Products Segment" for a discussion of the results of operations of the FP segment and the composition of the existing FP book of business.

        The table below represents par amount for new public finance business written in the period.

Par Originated

	Three Months Ended March 31,
	2009	2008
	(in millions)
Public Finance
Domestic:
Upfront premiums	$1,226.3	$18,314.7
Installment and mixed premiums	—	43.5

Total domestic	1,226.3	18,358.2

International:
Upfront premiums	—	282.9
Installment and mixed premiums	—	216.2

Total international	—	499.1

Total public finance originations	$1,226.3	$18,857.3

        First quarter 2009 public finance par originated declined 93.5% from March 31, 2008. Originations in U.S. public finance were limited in the first quarter of 2009, primarily due to the continuing negative impact of rating agency actions taken in prior quarters.

Financial Guaranty Segment

        The March 31, 2009 and 2008 premium, loss and amortization amounts below are not prepared on a consistent basis due to the adoption of SFAS 163 on January 1, 2009.

Results of Operations

Financial Guaranty Segment

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net premiums earned in financial guaranty segment	$80.2	$74.0
Net investment income from general investment portfolio	62.1	64.8
Net realized gains (losses) from general investment portfolio	(5.9)	0.2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(45.8)	36.2
Net unrealized gains (losses)	573.2	(489.1)

Net change in fair value of credit derivatives	527.4	(452.9)
Net realized and unrealized gains (losses) on derivative instruments	0.0	0.2
Net unrealized gains (losses) on financial instruments at fair value	38.7	30.1
Income from assets acquired in refinancing transactions	2.3	3.7
Other income (loss)	(10.7)	(8.5)

Total Revenues	694.1	(288.4)
Losses and loss adjustment expenses	(350.9)	(300.4)
Interest expense	(14.1)	(15.3)
Amortization of deferred acquisition costs	(9.0)	(15.8)
Other operating expenses	(29.0)	(14.9)

Total Expenses	(403.0)	(346.4)

Income (loss) before income taxes	291.1	(634.8)
GAAP income to segment operating earnings adjustments(1)	(548.8)	457.7

Pre-tax segment operating earnings (losses)	$(257.7)	$(177.1)

(1)
The primary non-GAAP adjustments to segment operating earnings were non-economic fair-value adjustments on credit derivatives in the insured portfolio and fair-value adjustments on the CPS.

        The financial guaranty segment includes the results of operations of the insurance company subsidiaries and the holding company. The primary components of financial guaranty segment earnings are premiums, credit derivative fees, net investment income from the Company's portfolio of investments held by FSA, FSA Holdings and certain other subsidiaries (the "General Investment Portfolio") and income on assets acquired in refinancing transactions, offset by loss and loss adjustment expenses ("LAE"), interest expense on FSA Holdings debt and other operating expenses. Management analyzes segment results on a pre-tax operating earnings basis.

        In the financial guaranty segment, negative operating earnings for the quarter ended March 31, 2009 were due to loss and loss adjustment expenses driven by increased net RMBS loss estimates, as well as higher public finance losses and credit impairments on the Company's insured CDS and insured net interest margin securitizations ("NIMs") portfolio.

  Premiums Earned

        There are two primary differences between the SFAS 163 premium earnings methodology and the Company's methodology prior to January 1, 2009. First, prior to January 1, 2009, (i) premiums received at the inception of a contract were recognized over the term of each maturity and (ii) premiums received on an installment basis over the life of a contract were earned over the installment period, typically less than a year, throughout the period of coverage. Under SFAS 163, the Company is required to recognize premium revenue for both upfront and installment paying policies by recognizing a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the "level-yield approach"), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, SFAS 163 also requires that the accretion of discount, equating to the difference between the undiscounted installment premiums and the present value of installment premiums, be recognized through the income statement.

        Further, prior to January 1, 2009, premiums receivable and premiums payable were recorded on the balance sheet based on amounts currently due and unearned premiums were recorded only for premiums received in advance and currently due. Under SFAS 163, the Company is required to record unearned premiums for upfront and installment paying transactions. Installment unearned premiums are established in an amount equal to: (i) the present value of future contractual premiums due or, (ii) if the underlying insured obligation is homogenous pool of assets which are contractually pre-payable (primarily RMBS securities), the present value of premiums expected to be collected over the life of the transaction.

        In addition to these differences, SFAS 163 clarified the conditions under which premium earnings may be accelerated.

        The effect of these differences in premium earnings methodology are that:

  •
  the accretion of the premium receivable and premium payable is recorded within premium earnings and is considered to be the financing component of the installment policies;

  •
  generally, earnings recognition on policies with upfront payments is slower under SFAS 163 as compared with the pre-SFAS 163 methodology, resulting in the re-establishment of unearned premium revenue in connection with the transition to SFAS 163;

  •
  generally, earnings recognition on policies with installment payments is slower under SFAS 163 as compared with the pre-SFAS 163 methodology, except in cases where large installments are due at the end of the policy. However, the accretion of the premiums receivable balance generally more than offsets the slower premium earnings pattern for installment policies in the earlier years of a policy; and

  •
  the change in premium earnings methodology results in changes in the amount of amortization of deferred acquisition costs, as the amortization is recognized in proportion to premium earnings, excluding the accretion component.

        The cumulative effect of the change in accounting principle for the adoption of SFAS 163 at January 1, 2009 with respect to premiums earned and related deferred acquisition cost was a reduction to retained earnings of $32.2 million on an after-tax basis.

 Premiums Earned(1)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net premiums earned	$61.4	$66.5
Accelerations of premium earnings	13.8	6.4
Accretion of discount	3.3	—

Total net premiums earned and accretion	78.5	72.9
Intersegment premiums	1.7	1.1

Net premiums earned and accretion in financial guaranty segment	$80.2	$74.0

    (1)
    Prior year amounts are not restated under SFAS 163.

        Refundings may vary significantly from year to year as they are affected by the interest rate environment. In periods of declining interest rates, issuers generally seek to refinance their obligations. In cases where FSA has been legally released from its policy obligations, all unearned premiums are accelerated and recognized in current earnings.

        The Company ceased issuing financial guaranties on asset-backed securities in August 2008. At March 31, 2009, the asset-backed transactions within FSA's insured portfolio had an average life of approximately 3.9 years. Even though the Company has ceased insuring such transactions, premium earnings from insured asset-backed transactions will continue for several years, but will decline as the insured par runs off.

        The Company employs reinsurance to manage single-risk limits and maintain capacity to write new business. Due to the downgrades of certain reinsurers, the Company has and may continue to re-assume ceded exposure.

        Geographic diversification has been a risk management strategy for the financial guaranty segment, particularly in the public finance sector. Through 2007, the Company's growth area had been in international business, particularly public-private partnership transactions in the infrastructure sector and financings of water and other utility companies. These types of transactions serve to support the Company's future earnings for extended periods of time due to their long-dated maturities. The table below shows the amount of U.S. and international premiums earned based on the geography of underlying risks.

 Net Premiums Earned by Geographic Distribution

	Three Months Ended March 31,
	2009	2008
	(in millions)
Public Finance:
United States	$56.7	$42.2
International	9.5	11.1

Total Public Finance	66.2	53.3
Asset-Backed Finance:
United States	9.2	15.2
International	3.1	4.4

Total Asset-Backed Finance	12.3	19.6
Total United States	65.9	57.4
Total International	12.6	15.5

Consolidated net premiums earned	78.5	72.9
Intersegment premiums	1.7	1.1

Net premiums earned in financial guaranty segment	$80.2	$74.0

  Net Investment Income and Realized Gains (Losses) from General Investment Portfolio

        Premium collections are invested in the General Investment Portfolio, which consists primarily of municipal tax-exempt bonds. The Company's invested balances have increased since March 31, 2008 as a result of higher upfront premium originations (which occurred primarily in the first half of 2008) and capital contributions from Dexia Holdings in August 2008, which increased net investment income. These increases were partially offset by claim payments during 2008 and the first quarter of 2009 and a decrease in book yield as the Company accumulated short-term liquidity throughout the period. The Company's year-to-date effective tax rate on investment income (excluding the effects of realized gains and losses) was 11.5% and 13.0%, for the first quarter of 2009 and 2008, respectively.

        In the first quarter of 2009, the Company had OTTI charges of $8.7 million attributable to several municipal bonds, corporate bonds and asset-backed securities, offset in part by realized gains on sales. There was no OTTI charge in the first quarter of 2008. Realized gains from the General Investment Portfolio were $0.2 million in the first quarter of 2008.

        The following table sets forth certain information concerning the securities in the Company's General Investment Portfolio, based on amortized cost and fair value.

General Investment Portfolio

	March 31, 2009			December 31, 2008
	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
Taxable bonds	$1,152.2	4.85%	$1,122.9	$1,259.4	4.75%	$1,226.3
Tax-exempt bonds	4,223.0	4.74	4,260.2	4,139.4	4.83	4,056.9
Short-term investments	489.1	0.51	488.6	651.1	0.38	651.9
Equity securities	1.8		0.6	1.4		0.4

Total General Investment Portfolio	$5,866.1		$5,872.3	$6,051.3		$5,935.5

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

        Changes in fair value are recorded in "net change in fair value of credit derivatives" in the consolidated statements of operations. The "realized gains (losses) and other settlements" component of this income statement line item includes premiums received and receivable on written CDS contracts; premiums paid and payable on purchased contracts; losses paid or payable on written CDS; and losses recovered and recoverable on purchased contracts.

        The Company's credit derivative portfolio also includes (i) insured interest rate swaps entered into by the issuer in connection with the issuance of certain public finance obligations ("IR swaps") and (ii) insured NIM securitizations and other financial guaranty contracts that guarantee risks other than credit risk, such as interest rate basis risk, issued after January 1, 2007 ("FG contracts with embedded derivatives").

        The components of the net change in the fair value of credit derivatives are shown in the table below:

Summary of the Net Change in the Fair Value of Credit Derivatives

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	$(45.8)	$36.2
Net unrealized gains (losses):
CDS:
Pooled corporate CDS:
Investment grade	186.0	(173.9)
High yield	41.0	(141.8)

Total pooled corporate CDS	227.0	(315.7)
Funded CLOs and CDOs	290.6	(119.4)
Other structured obligations	40.9	(55.9)

Total CDS	558.5	(491.0)
IR swaps and FG contracts with embedded derivatives	14.7	1.9

Net unrealized gains (losses)	573.2	(489.1)

Net change in fair value of credit derivatives	$527.4	$(452.9)

        Considerable judgment is necessary to interpret the data to develop the estimates of fair value. Under the SFAS 157 fair value hierarchy, all credit derivative valuations are categorized as Level 3. (For a description of the SFAS 157 fair value hierarchy, see Note 4 to the consolidated financial statements in Item 1.) Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair-value amounts.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, as is the case with most of the Company's CDS contracts because these contracts are not traded, then the determination of fair value is based on internally developed estimates. The Company's methodology for estimating the fair value of a CDS contract incorporates all the remaining future premiums to be received over the life of the CDS contract, discounted to present value using the current LIBOR swap rate, which conforms to market practice, and multiplied by the ratio of the current exit value premium to the contractual premium. The estimation of the current exit value premium is derived using a unique credit-spread algorithm for each defined CDS category that utilizes various publicly available credit indices, depending on the types of assets referenced by the CDS contract and the length of the contract. Management applies judgment when developing these estimates and considers factors such as current prices charged for similar agreements, if available, performance of underlying assets, changes in internal credit assessments or rating agency-based shadow ratings, and the level at which the deductible has been set. Estimates generated from the Company's valuation process may differ materially from values that may be realized in market transactions. For more information regarding the Company's valuation process, see "Credit Derivatives in the Insured Portfolio" in Note 4 to the consolidated financial statements in Item 1.

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

Unrealized Gains (Losses) in the Credit Derivatives Portfolio

	At March 31, 2009	At December 31, 2008
	(in millions)
Pooled corporate CDS:
Investment grade	$(70.0)	$(256.0)
High yield(1)	(333.5)	(374.2)

Total pooled corporate CDS	(403.5)	(630.2)
Funded CLOs and CDOs	(188.4)	(478.9)
Other structured obligations(1)	(67.9)	(108.9)

Total CDS	(659.8)	(1,218.0)
IR swaps and FG contracts with embedded derivatives(1)	(30.4)	(38.4)

Total net credit derivatives	$(690.2)	$(1,256.4)

(1)
Several insured CDS and NIM securitizations had credit impairment totaling $112.2 million at March 31, 2009 and $152.4 million at December 31, 2008.

        The positive fair-value adjustments in the quarter ended March 31, 2009 were a result of the positive income effects of the Company's own credit spread widening as reflected in the non-collateral posting factor. This positive income effect was offset in part by widening credit spreads on pooled corporate CDS and funded CDOs and collateralized loan obligations ("CLOs") as well as structured credit products as compared to credit spreads on March 31, 2008.

        The Company's typical CDS contract is different from CDS contracts entered into by parties that are not financial guarantors because:

  •
  CDS contracts insured by FSA are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead, they are written with the intent to provide protection for the stated duration of the contract, similar to the Company's intent with regard to a financial guaranty contract.

  •
  FSA is not entitled to terminate CDS and realize a profit on a position that is "in the money." A counterparty to a CDS contract insured by FSA generally is not able to force FSA to terminate a CDS that is "out of the money."

  •
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry (i.e., the risk that the CDS writer would be required to make cash payments) is generally not present in a CDS contract sold by a financial guarantor. Terms of the CDS contracts are generally designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time subject to market value termination payments generally due in the event of insurer insolvency, and (b) the financial guarantor is not required to post collateral to secure its obligation with respect to the CDS contract.

        CDS contracts in the asset-backed portfolio represent 71.6% of total asset-backed par outstanding. The Company has grouped CDS contracts by major category of underlying instrument for purposes of internal risk management and external reporting. The tables below summarize the credit rating, net par outstanding and remaining weighted-average life ("WAL") for the primary components of the Company's CDS portfolio.

 Selected Information for CDS Portfolio

	At March 31, 2009
	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,192	3.8
High yield	41	57		—	—	2	14,649	2.2
Funded CDOs and CLOs	27	66	(5)	7	—	—	31,186	2.5
Other structured obligations(6)	54	11	(5)	8	23	4	8,046	2.4

Total	50	42		4	3	1	$71,073	2.7

	At December 31, 2008
	Credit Ratings
	Triple-A*(1)	Triple-A		Double-A	Other Investment Grades(2)	Below Investment Grade(3)	Net Par Outstanding(4)	Remaining Weighted Average Life
							(in millions)	(in years)
Pooled Corporate CDS:
Investment grade	100%	—%		—%	—%	—%	$17,464	4.1
High yield	41	54		—	—	5	15,467	2.4
Funded CDOs and CLOs	27	65	(5)	7	1	—	31,681	2.6
Other structured obligations(6)	53	11	(5)	8	27	1	8,272	2.6

Total	50	41		4	4	1	$72,884	2.9

(1)
Triple-A*, also referred to as "Super Triple-A," indicates a level of first-loss protection generally exceeding 1.3 times the level required by a rating agency for a Triple-A rating.

(2)
Various investment grades below Double-A minus.

(3)
Amount includes six CDS contracts with Double-B, Double-B minus, Triple-C and Double-C underlying ratings at March 31, 2009 and two CDS contracts with Triple-C underlying ratings at December 31, 2008. With the exception of one Double-B CDS contract, these risks incurred economic losses at March 31, 2009 and December 31, 2008.

(4)
Net par outstanding represents the potential amount of future payments which the Company could be required to make, net of reinsurer reimbursements.

(5)
Amounts include transactions previously wrapped by other monolines.

(6)
Primarily infrastructure obligations and European mortgage-backed securities. Also includes $352.0 million and $375.2 million at March 31, 2009 and December 31, 2008, respectively, in U.S. RMBS net par outstanding. All U.S. RMBS exposures were rated Double-B minus or higher. Includes certain pooled corporate obligations.

  Credit Default Swaps

        Because the Company generally provides credit protection under contracts defined as derivatives for accounting purposes, widening credit spreads have an adverse mark-to-market effect on the Company's consolidated statements of operations and tightening credit spreads have a positive effect. If credit spreads for the underlying reference obligations change, the fair value of the related structured CDS typically changes too. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying referenced obligations and by supply and demand factors.

        Because the CDS contracts in the Company's portfolio are not traded, the Company has developed a series of asset credit-spread algorithms to estimate fair value for the majority of its portfolio. These algorithms derive fair value by using as significant inputs price information from several publicly available indices, depending on the types of assets referenced by the CDS. See Note 4 to the Company's Consolidated Financial Statements in Item 1 for more information.

        The effect of any change in credit spreads on the fair value of the CDS contracts is recognized in net income (loss). The Company has evaluated the sensitivity of the CDS contracts by calculating the effect of changes in pricing or credit spreads.

        The following table summarizes the estimated reduction in the fair value of the Company's portfolio of CDS contracts that would result from an increase of one basis point in market credit spreads assuming the non-collateral posting factor remains constant. Actual results may differ from the amounts in the table below.

Effect of One-Basis-Point of Credit Spread Widening in the CDS Portfolio

	Estimated After-tax Loss
	At March 31, 2009	At December 31, 2008
	(in millions)
Pooled corporate CDS:
Investment grade	$7.5	$5.5
High yield	3.3	3.6

Total pooled corporate CDS	10.8	9.1
Funded CLOs and CDOs	4.9	5.2
NIMs and Muni	0.1	—
Other structured obligations	1.5	1.7

Total	$17.3	$16.0

        The Company believes that providing an estimate of the impact of a one basis point increase in credit spreads on the fair value of the Company's CDS portfolio provides the data necessary to calculate what the impact would be under any change scenario that may occur. The Company has not provided estimates related to reasonably likely change scenarios because it believes that sufficient uncertainty about changes in future credit spreads currently exists such that it is unable to predict the range of changes in future credit spreads.

        The fair value of credit derivatives liabilities includes the effect of the Company's current CDS spread, which reflects market perceptions of the Company's ability to satisfy its obligations as they become due. The inclusion of the Company's CDS spread in the determination of the fair value of the Company's CDS contracts is described in Note 4 to the consolidated financial statements in Item 1. Incorporating the Company's credit spread through the non-collateral posting factor of 87% in the determination of the fair value of the Company's CDS contracts at March 31, 2009 resulted in a $5.7 billion reduction in the Company's liability for credit derivatives.

        The following table summarizes the estimated change in fair values of the Company's portfolio of CDS contracts that would result from changes in the Company's CDS spread assuming market credit spreads remain constant. Actual results may differ from the amounts in the table below.

Pre-Tax Effect of a Change in FSA's CDS Spread

	Tighter spread		Wider spread
	20%	10%	10%	20%
	(dollars in millions)
Pooled Corporate CDS:
Investment grade	$(45.2)	$(22.0)	$17.4	$33.6
High yield	(107.3)	(52.3)	41.3	79.8

Total Pooled Corporate CDS	(152.5)	(74.3)	58.7	113.4
Funded CDOs and CLOs	(83.0)	(40.4)	31.9	61.7
Other structured obligations	(20.3)	(9.9)	7.8	15.1

Total gain (loss)	$(255.8)	$(124.6)	$98.4	$190.2

  Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

        Beginning January 1, 2008, the Company, in accordance with SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), elected to apply the fair value option to certain assets acquired in refinancing transactions. The change in the fair value was positive $23.0 million and negative $1.9 million for the three months ended March 31, 2009 and 2008, respectively. The fair value option was elected in order to offset the fair-value adjustment on derivatives hedging interest rate risk of these refinancing assets with the corresponding fair-value adjustment on the hedged assets in income. However, as a result of the deconsolidation of FSAM, effective February 24, 2009, the derivatives hedging the fair-value assets acquired in refinancing transactions are no longer included in the consolidated group.

        The positive change in fair value of the Company's CPS was $15.7 million and $32.0 million for the three months ended March 31, 2009 and 2008, respectively, and was primarily due to widening FSA credit spreads during the year.

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

  Other Income

        Other income includes positive and negative fair-value adjustments on assets held in respect of the Company's deferred compensation plans ("DCP"), supplemental executive retirement plans ("SERP"), foreign exchange gains or losses and other miscellaneous income items.

Other Income

	Three Months Ended March 31,
	2009	2008
	(in millions)
DCP and SERP interest income and realized gains (losses)	$(8.4)	$1.8
DCP and SERP asset fair-value gain (loss)	4.8	(11.1)
Realized foreign exchange gain (loss)	(13.3)	2.4
Other	2.1	4.9

Subtotal	(14.8)	(2.0)
Intersegment income (loss)	4.1	(6.5)

Total	$(10.7)	$(8.5)

        DCP and SERP assets are held to defease the Company's plan obligations and the changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are primarily offset by like changes in the fair value of the related liability, which are recorded in other operating expenses.

  Losses

        There are two primary differences between the SFAS 163 loss reserving methodology and the Company's methodology. First, prior to January 1, 2009 the Company established a non-specific reserve for all new originations. Transfers out of the non-specific reserve occurred when expected losses became probable and reasonably estimable and therefore required a specific reserve, which were established without consideration of the related unearned premium revenue. Pursuant to SFAS 163, on January 1, 2009, the non-specific reserve was reversed. Reserves are now based on a probability-weighted cash flow analysis with a loss reserve recorded only to the extent expected losses exceed the unearned premium revenue on a policy-by-policy level. Under SFAS 163, the unearned premium revenue is deemed to be a component of the stand-ready obligation. Accordingly, a loss reserve is only required when expected losses exceed the unearned premium revenue balance.

        In addition, prior to January 1, 2009, the discount rate used to establish reserves was determined at the date the reserve was initially established, with no subsequent adjustment. Since January 1, 2009, the discount rate is set at the risk free rate and updated at each reporting period.

        The primary effects of these differences in loss reserving methodology are that:

  •
  periodic updating of discount rates will result in income statement activity in loss expense, regardless of any improvement or deterioration in underlying credit quality; and

  •
  claim payments may occur on policies with no loss reserves because the unearned premium revenue could exceed the expected loss.

        The cumulative effect of the change in accounting principle for the adoption of SFAS 163 with respect to losses was a decrement of $47.6 million pre-tax ($31.0 million after-tax) to retained earnings, primarily as the result of lower discount rates.

        The following table shows activity in the liability for loss and loss adjustment expense reserves.

Reconciliation of Net Loss and Loss Adjustment Expense Reserve

	Non-Specific Reserve	Specific Reserves	Loss and Loss Adjustment Expense Reserve
	(in millions)
December 31, 2008 balance	$154.5	$1,322.4	$1,476.9
Cumulative effect of change in accounting principle	(154.5)	202.1	47.6

January 1, 2009 balance	—	1,524.5	1,524.5
Incurred	—	350.9	350.9
Payments and other decreases	—	(183.5)	(183.5)

March 31, 2009 balance	$—	$1,691.9	$1,691.9

        For the three months ended March 31, 2009, loss and loss adjustment expense was $350.9 million. The expense was driven primarily by deteriorating credit performance in HELOCs, Alt-A closed-end second-lien mortgage ("CES") securities, Option Adjustable Rate Mortgage ("Option ARM") transactions, Alt-A first lien mortgages and public finance transactions.

        Losses paid are primarily driven by HELOC transactions. Generally, once the overcollateralization is exhausted on an insured HELOC transaction, the Company pays a claim if losses in a period exceed excess spread for the period. To the extent excess spread exceeds losses, the Company is reimbursed for any losses paid to date. For the first quarter of 2009, the Company paid net claims of $182.4 million on HELOC transactions. This brought the inception to date net claim payments on HELOC transactions to $807.7 million. There were no claims paid on most other classes of insured transactions through March 31, 2009. Most claim payments on Alt-A CES are not payable until 2036 or later. Option ARM claim payments are expected to start in 2010.

        The following table shows the gross and net par outstanding on transactions with reserves, the gross and net reserves recorded and the number of transactions comprising reserves.

Loss and Loss Adjustment Expense Reserve Summary

	At March 31, 2009
	Gross Par Outstanding	Net Par Outstanding	Gross Loss and Loss Adjustment Expense Reserve	Net Loss and Loss Adjustment Expense Reserve	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$5,807.1	$4,780.2	$710.0	$565.6	16
Asset-backed—Alt-A CES	988.1	943.5	300.9	286.8	5
Asset-backed—Option ARM	2,651.3	2,496.5	428.2	396.9	14
Asset-backed—Alt-A first lien	1,611.5	1,488.5	175.5	160.6	16
Asset-backed—NIMs	120.7	114.6	27.5	26.9	8
Asset-backed—Subprime	2,308.7	2,222.5	88.1	81.4	17
Asset-backed—other	2,449.9	1,990.9	25.8	20.7	33
Public finance	11,857.5	6,375.4	261.7	153.0	194

Total	$27,794.8	$20,412.1	$2,017.7	$1,691.9	303

	At December 31, 2008(1)
	Gross Par Outstanding	Net Par Outstanding	Gross Specific Reserve(1)	Net Specific Reserve(1)	Number of Risks
	(dollars in millions)
Asset-backed—HELOCs	$4,833.0	$3,853.8	$745.8	$593.8	10
Asset-backed—Alt-A CES	999.5	954.3	245.7	234.1	5
Asset-backed—Option ARM	1,674.7	1,587.2	282.1	260.6	9
Asset-backed—Alt-A first lien	1,226.5	1,122.3	106.5	96.3	10
Asset-backed—NIMs	90.1	85.3	16.0	15.8	3
Asset-backed—Subprime	298.5	280.1	24.5	20.8	5
Asset-backed—other	54.5	51.0	13.7	12.9	3
Public finance	1,238.8	698.7	172.1	88.1	6

Total specific reserve	$10,415.6	$8,632.7	$1,606.4	$1,322.4	51

(1)
Exclude non-specific gross and net reserves of $172.6 million and $154.4 million, respectively. Not restated for SFAS 163.

        Since loss reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. The Company will continue, on an ongoing basis, to monitor these reserves and may periodically adjust such reserves, upward or downward, based on the Company's revised estimate of loss, its actual loss experience, mix of business and economic conditions.

  Risks Most Sensitive to Loss in the Insured Portfolio

        In a volatile mortgage market, future HELOC reserves or actual future losses could vary from the current estimate of loss. In particular, the models used to establish reserves for HELOCs are affected by multiple variables, including default rates, the rates at which new borrowings ("draws") under the HELOCs are funded, prepayment rates, recovery rates and the spread between LIBOR and prime interest rates. Given that draw rates have reduced, management believes the key determinants of future loss are (a) default rates and (b) recoveries based on originator representations and warranties. Pursuant to SFAS 163, management ran several different scenarios varying these key determinants of future loss.

        In setting its HELOC reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then (in its base case) assumed the resulting calculated conditional default rate would remain constant for a period (or plateau) of another four months (through December 2009). After December 2009, management assumes the conditional default rate decreases linearly over 12 months to the "normal" conditional default rate, defined as the constant conditional default rate the transaction would have achieved had it experienced the prepayment rate, draw rate and lifetime losses expected at closing. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net present value ("PV") losses of approximately $57 million for each month the plateau is extended. The estimated net PV losses per month decline over time as exposure runs off. The Company also assigned a probability to plateaus three months shorter and three months longer than its base case.

        In a volatile mortgage market, future Alt-A (or near-prime) CES reserves or actual future losses could vary from the current estimate of loss. In particular, the models used to establish reserves for Alt-A CES are affected by multiple variables, including default rates, prepayment rates and recovery rates. Management believes the key determinant of loss is the default rate. In setting its Alt-A reserves, management applied recent "roll rates" from the transactions for which they were available to current delinquency amounts in order to project losses for the next five months, then (in its base case) assumed the resulting conditional default rate would remain constant for a period of another four months

(through December), then decreased the conditional default rate linearly over 12 months to the "normal" conditional default rate. Should future default rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve but extending the plateau, and keeping all other assumptions the same, results in increased net PV losses of approximately $7 million for each month the plateau is extended. The Company also assigned a probability to plateaus three months shorter and three months longer than its base case.

        Management's estimation of losses in the HELOC and Alt-A CES portfolios assumes that peak loss rates in these products will continue through December 2009 and that market conditions and borrower behavior will return to normal by December 2010 and/or homeowners who have successfully made their loan payments for two years or more will default at more normalized or expected rates. If the market gets materially worse or does not recover as anticipated, or if the performance of the loans in the loss transactions does not improve with the U.S. residential market, management may need to add to its reserves to cover the projected performance of HELOCs and/or Alt-A CES.

        In a volatile mortgage market, future Option ARM, Alt-A and subprime first lien actual losses could vary from the current estimate of loss. In particular, the models used to establish reserves for Option ARM, Alt-A and subprime first lien reserves are affected by multiple variables, including default rates, prepayment rates and recovery rates. Under SFAS 163, management ran several different scenarios, varying what it believed were the key determinants of loss. Management believes the key determinants of loss are default rates and recovery rates. Management applied liquidation rates to current delinquency amounts to calculate a conditional default rate for the next 21 months, then (in the base case) assumed that peak would extend another three months through March 2011, and decline thereafter. Should future default or severity rates be different than those projected by management, actual losses could be more or less than projected. For example, retaining the same shape of the projected default curve, and all other assumptions remaining the same, but extending the plateau initially results in increased net PV losses on first lien mortgage backed securities ("MBS") of approximately $27 million for each month the plateau is extended. The Company also assigned a probability to a plateau three months shorter and three months longer than the base case. Finally, the Company assigned a probability to both increase the length of the plateau by three months and a reduction in recovery rates.

        Management's estimation of losses in the Option ARM, Alt-A and subprime first lien portfolio assumes that peak loss rates (which take longer to generate losses than a second lien product) will continue through March 2011 and return to normal in March 2012 and/or that homeowners who have successfully made their loan payments for three to four years will default at more normalized rates or rates expected at time of origination.

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

        The Company has had vendors reviewing loan files, and believes many of the defaulted MBS loans are subject to repurchase under the governing documents. The Company has caused material amounts of loans to be repurchased from insured HELOC transactions, and has estimated future repurchases based on experiences to date. Actual recoveries on representations and warranties, if any, may vary from the Company's estimates and are dependent on, among other things, the ability of the provider of the representations and warranties to pay, the strength of the actual representations and warranties and the facts supporting the representation and warranty breaches as well as the expenses the Company incurs pursuing recovery. In estimating future repurchases, the Company has projected repurchases only by parties it deems creditworthy and only for transactions on which it has already obtained loan files or an agreement to provide loan files. The Company's MBS loss estimate includes net PV credit for $346 million across HELOCs, Option ARM and Alt-A first lien transactions. The Company also assigned a probability to scenarios assuming a net PV credit of $416 million and scenarios assuming a net PV credit of $266 million.

        The estimation of losses for MBS transactions are sensitive to the rate at which performing loans are assumed to prepay (i.e., voluntary prepayment rate) because in most MBS structures at least some of the protection is provided by excess spread, which depends on the size and average life of the collateral pool. In these structures, lower prepayment rates increase the amount of projected excess spread and, therefore, reduce projected losses. (For a few of the insured MBS structures that do not depend on excess spread, lower prepayments increase the amount of projected reserves.) Until the third quarter of 2008, management assumed recently experienced prepayment rates would continue for the life of the transactions. During the third quarter, prepayment rates fell to very low levels, which management does not believe will be sustained for the life of the transactions. Management believes that the low prepayment rates are another manifestation of the same mortgage market dislocation that is causing high default rates. Accordingly, the Company adopted a new prepayment assumption in 2008 for all of its MBS projections. Recent low prepayment rates are assumed to continue during the same period as peak default rates are assumed to extend, then to gradually increase to 15%. The conditional default rates are assumed to decrease over the same 12 months. Should future prepayment rates be more or less than those projected by management, actual losses could be more or less than projected.

        Various governmental bodies have undertaken initiatives to address dislocations in the residential real estate financing market. Should such initiatives have material effects on the performance of the mortgage loans underlying the residential mortgage securitizations insured by the Company, the Company may revise or amend its projections and actual losses could be more or less than currently projected.

        FSA has $150.8 million net par exposure to the $3.9 billion sewer debt of Jefferson County, Alabama. Sewer debt increased by $0.7 billion when the related swaps were terminated for failure to post collateral in July and December of 2008 and March of 2009. FSA also provides a surety with a net par amount of $12.8 million outstanding. FSA had a $77.5 million net reserve for Jefferson County at March 31, 2009 due to the repeated failures of the County to restructure its sewer debt. The substantial increase in the reserve over prior quarters is not a result of credit deterioration, but results from an increase in expected interest rates that the County will have to pay on its variable rate debt as a result of inflationary pressures and other macroeconomic influences. Jefferson County remains a unique municipal situation and not, in the Company's view, part of a larger trend of municipal defaults for the following reasons: (1) 94% of Jefferson County's debt is in the form of Variable Rate Demand Obligations and Auction Rate Securities (2) Jefferson County is highly leveraged with $3.9 billion of debt and high user charges; and (3) the sewer debt structure had over $5 billion of interest rate swaps, all of which have been terminated, increasing Jefferson County's debt outstanding from $3.2 billion to $3.9 billion. FSA continues to work with Jefferson County and its bankers and advisors on a solution to the county sewer system's debt situation, but the resolution remains uncertain.

        FSA management believes that the liability it carries for losses and loss adjustment expenses is adequate to cover the net cost of claims. However, the loss liability is based on assumptions regarding the insured portfolio's probability of default and its severity of loss, and there can be no assurance that the liability for losses will not exceed such estimates.

  Interest Expense

        Interest expense in the financial guaranty segment represents interest on FSA Holdings debt and intersegment interest on notes payable to FSAM related to the funding of the refinancing transactions. The table below shows the composition of the interest expense. The decrease in interest expense was primarily due to the declining balance of notes payable, which were used to fund the purchases of assets acquired in refinancing transactions and therefore are paid down in proportion to asset paydowns.

Financial Guaranty Segment Interest Expense

	Three Months Ended March 31,
	2009	2008
	(in millions)
Hybrid debt	$4.9	$4.9
Note payable to affiliate(1)	0.9	—
Other corporate debt	6.7	6.7

Total consolidated interest expense	12.5	11.6
Intersegment debt(1)	1.6	3.7

Total financial guaranty segment interest expense	$14.1	$15.3

(1)
Represents interest on note payable to FSAM. The $1.6 million represents interest expense prior to the FSAM Deconsolidation Date, as such interest expense was eliminated in consolidation, and the $0.9 million represents the interest expense subsequent to the FSAM Deconsolidation Date.

Insured Portfolio Summary

        A summary of FSA's insured portfolio and distribution of ratings at March 31, 2009 is shown below. Exposure amounts are expressed net of quota share, first-loss and excess-of-loss reinsurance.

Summary of Insured Portfolio by Obligation Type

	At March 31, 2009
	Number of Risks	Net Par Outstanding	Net Par and Interest Outstanding
	(dollars in millions)
Public finance obligations
Domestic obligations
General obligation	7,649	$133,140	$196,126
Tax-supported	1,278	57,876	89,344
Municipal utility revenue	1,259	51,535	83,286
Health care revenue	231	12,274	21,792
Housing revenue	166	7,217	12,450
Transportation revenue	170	21,431	36,898
Education/University	167	8,295	13,712
Other domestic public finance	30	2,200	3,417

Subtotal	10,950	293,968	457,025
International obligations	173	24,061	51,437

Total public finance obligations	11,123	318,029	508,462

Asset-backed obligations
Domestic obligations
Residential mortgages	198	16,468	20,193
Consumer receivables	40	5,410	5,772
Pooled corporate	274	53,737	56,628
Other domestic asset-backed	62	1,564	2,001

Subtotal	574	77,179	84,594
International obligations	52	22,098	23,308

Total asset-backed obligations	626	99,277	107,902

Total	11,749	$417,306	$616,364

Distribution of Insured Portfolio by Ratings based on Net Par Outstanding

	At March 31, 2009
Rating	Public Finance	Asset- Backed	Total Portfolio
Triple-A	2.1%	71.5%	18.6%
Double-A	41.2	5.3	32.7
Single-A	45.5	2.2	35.2
Triple-B	10.7	7.8	10.0
Other	0.5	13.2	3.5

Total	100.0%	100.0%	100.0%

  Public Finance Insured Portfolio

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The table below sets forth those jurisdictions in which municipalities issued an aggregate of 2% or more of the total net par amount outstanding of FSA-insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	At March 31, 2009
	Number of Risks	Net Par Amount Outstanding
	(dollars in millions)
Domestic obligations
California	1,153	$42,618
New York	814	23,986
Pennsylvania	891	21,732
Texas	826	20,141
Illinois	764	17,482
Florida	292	15,670
Michigan	643	13,620
New Jersey	659	12,855
Washington	345	10,531
Massachusetts	242	8,672
Ohio	457	7,700
Georgia	130	7,046
Indiana	295	6,984
All other U.S. locations	3,439	84,931

Subtotal	10,950	293,968
International obligations	173	24,061

Total	11,123	$318,029

        At March 31, 2009, the Company had $153.0 million in net loss reserves for public finance transactions, net of reinsurance. Management regularly monitors these obligations and adjusts reserves accordingly.

  Asset-Backed Insured Portfolio

        The Company insured a wide variety of structured finance securities, including derivatives, which were investment grade at origination, typically with low expected loss severity in the event of default. See "—Results of Operations—Fair Value of Credit Derivatives" for a discussion of the Company's credit derivatives in the insured portfolio. In the normal course of business, the Company monitors its exposures in all insured categories. Due to recent events, additional focus has been placed on the RMBS categories. The Company internally rates each insured credit periodically based on criteria similar to those used by the rating agencies. At March 31, 2009, the Company had $1,538.9 million in net loss reserves for these transactions, on a present value basis, net of anticipated recoveries and reinsurance. See "—Results of Operations—Losses." The Company paid $182.9 million and $56.6 million in claims in the asset-backed sector in the first quarters of 2009 and 2008, respectively, net of reinsurance and recoveries.

        The following discussion summarizes the Company's exposure to various types of mortgage-backed obligations.

        HELOCs:    HELOCs represented 5% of total asset-backed par outstanding at March 31, 2009. Most of the Company's insured HELOCs were originated by mortgage finance companies, which, prior to 2007, had experienced historical lifetime losses between 1% and 3% of original par. At underwriting, applying original expected net prepayment speeds, a typical finance company-originated HELOC pool would have had sufficient protection to withstand losses of approximately 15% of original par. During the early stages of a number of transactions, prepayment speeds exceeded expectations, reducing excess spread available to cover losses. Subsequently, default rates on a number of FSA-insured HELOC pools rose to unprecedented levels, resulting in inception-to-date net FSA claim payments of $807.7 million through March 31, 2009. Most of the increase in projected losses was due to the Company's decision to lengthen the projected duration of stress in the mortgage markets by three months.

        Alt-A Closed-End Second Lien Mortgages:    Alt-A CES mortgages represented 1% of total asset-backed par outstanding at March 31, 2009. CES mortgage transactions insured by FSA were typically structured with 25-27% of subordination plus excess spread of approximately 8% on a present value basis. At initial underwriting, defaults were expected to equal approximately 11%, providing over three times coverage. All FSA-insured CES mortgage transactions were rated Triple-A at closing. At March 31, 2009, the Company had reserved $286.8 million for five Alt-A CES transactions due to deterioration in the portfolio performance. The Company assumed that the amount of the projected loss for an Alt-A CES insured by Syncora Guarantee Inc. (formerly XL Capital Assurance) was 70% of expected losses on the underlying transaction, due to its below investment grade rating and apparent financial deterioration. No claim payments have been made to date, and FSA does not expect to pay most of this amount until 2036 and thereafter, although it does expect to start making payments on the Syncora-wrapped transaction in the second quarter of 2009. There are also two Alt-A CES guaranteed by Ambac Assurance Corporation ("Ambac") on which the Company insured a CDS that are marked to market in the Company's financial statements. The estimated economic loss on these transactions due to Ambac's credit rating deterioration is recorded in "net change in the fair value of credit derivatives." The Company does not currently expect losses on six insured 2007 transactions with an aggregate net par of $304.7 million that are insured by investment grade-rated monolines.

        Subprime U.S. RMBS:    Subprime U.S. RMBS represented 4% of total asset-backed par outstanding at March 31, 2009. Despite recent internal downgrades, 45% of the net par of subprime U.S. RMBS transactions insured by FSA were rated Single-A or better at March 31, 2009. At origination, typical FSA-insured subprime RMBS transactions contained approximately 20% overcollateralization and subordination plus excess spread typically estimated at 7% versus an original FSA loss expectation of 10% (22% defaults at 45% loss severity). One 2007 transaction with net par outstanding of $231.8 million, originally insured at Triple-A, is performing materially worse than the rest of the subprime portfolio. Management increased its reserve for this transaction to $40.6 million at March 31, 2009. Six other 2007 vintage subprime RMBS transactions were rated below investment grade at March 31, 2009 with net par outstanding of $1.4 billion.

        NIM Securitizations:    NIM securitizations represented less than 0.2% of total asset-backed par outstanding at March 31, 2009. At March 31, 2009, FSA insured 16 NIMs with an aggregate net par of $212 million. Because the projections no longer assume the receipt of any cash flow from the underlying transactions, estimated losses should not rise unless Radian Insurance Inc. and another investment grade third-party indemnitor fail to fulfill their obligations. At March 31, 2009, management increased its net reserve against the non-derivative NIMs to $26.9 million to reflect a 12.5% loss. FSA's projections assume payments from Radian Insurance Inc., after the 12.5% loss, of approximately $107.0 million over the next three years. At March 31, 2009, the Company also estimated a $33.8 million credit impairment on FSA-insured NIM securitizations that are considered derivatives and are marked to market on the Company's financial statements. The estimated economic loss on these transactions is recorded in "net change in the fair value of credit derivatives."

        Option Adjustable Rate Mortgages ("ARMs"):    Option ARM securitizations represented 2% of total asset-backed par outstanding at March 31, 2009. All FSA-insured Option ARM transactions were originally rated Triple-A and are senior in the capital structure. Cash flow projections done in the first quarter of 2009 resulted in increased projected losses. At March 31, 2009, the Company had a $396.9 million net reserve for these transactions.

        Alt-A First-Lien Mortgages:    Alt-A first-lien mortgage securitizations represented 1% of total asset-backed par outstanding at March 31, 2009. In a typical Alt-A transaction, FSA was protected by approximately 8% subordination plus 3% of future spread, for total protection of 11%. At the time of origination, FSA typically expected pool losses to equal 3%, which assumed a 35% severity rate and 9% foreclosure frequency. All FSA-insured Alt-A first lien exposures were originally rated Triple-A. Deterioration in the performance of these transactions led FSA to increase its net reserves to $160.6 million at March 31, 2009.

Reinsurance of Insured Portfolio

        The Company obtains reinsurance to increase its policy-writing capacity on both an aggregate-risk and a single-risk basis; meet rating agency, internal and state insurance regulatory limits; diversify risk; reduce the need for additional capital; and strengthen financial ratios. The Company reinsures portions of its risks with affiliated and unaffiliated reinsurers under quota share, first-loss and excess-of-loss treaties and on a facultative basis. FSA's ongoing use of reinsurance remains uncertain due to a number of factors, including diminished reinsurance capacity from highly rated providers and concerns regarding the correlation of reinsurer creditworthiness in an economic downturn.

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

        The Company cedes approximately 23% of its gross par insured to a diversified group of reinsurers, including other monolines. Based on ceded par outstanding at March 31, 2009, 56.6% of FSA's reinsurers were rated Double-A- or higher at May 11, 2009. Some are still under review by rating agencies. The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $12,865 million in ceded par outstanding related to insured CDS.

Reinsurance Recoverable and Ceded Par Outstanding by Reinsurer and Ratings

					At March 31, 2009
	Ratings at May 11, 2009						Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating		S&P Reinsurer Rating		Reinsurance Recoverable	Ceded Par Outstanding
					(dollars in millions)
Assured Guaranty Re Ltd.	Aa3		AA		$91.5	$34,332	27%
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2	(1)	AA	(1)	131.8	33,380	26
Radian Asset Assurance Inc.	Ba1		BBB-		44.5	25,518	20
RAM Reinsurance Co. Ltd.	Baa3		A+		24.3	12,321	10
Syncora Guarantee Inc	Ca		R		3.7	4,295	4
Swiss Reinsurance Company	A1		A+		11.0	4,083	3
R.V.I. Guaranty Co., Ltd.	WR		BBB		0.5	4,105	3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3		AA	(1)	9.1	2,628	2
CIFG Assurance North America Inc.	Ba3		BB		27.0	2,001	2
Ambac Assurance Corporation	Ba3		A		0.2	1,054	1
Other(2)	Various		Various		1.0	2,501	2
Valuation allowance	N/A		N/A		(18.8)	—	—

Total					$325.8	$126,218	100%

(1)
The Company has structural collateral agreements satisfying the Triple-A credit requirement of S&P and/or Moody's.

(2)
Includes a credit-linked note issuer that is fair valued as part of the Company's credit derivative portfolio.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

        For the first quarter of 2009, excluding DCP and SERP expenses, other operating expenses increased, primarily due to deferral rates in the financial guaranty segment, which were limited in the first quarter of 2009 because of the Company's low origination volume. Expenses before deferrals declined, primarily due to the reduction in incentive-based compensation expense. The DCP and SERP expenses included in "other operating expenses" are substantially offset by the fair-value adjustments of the assets held to defease the plan obligations, which are reflected in "other income."

Financial Products Segment

        As a result of the FSAM Risk Transfer Transaction, the FP Investment Portfolio is no longer consolidated within FSA Holdings for accounting purposes. Accordingly, the results of operations in the FP segment include FSAM and FSA-PAL activity from January 1, 2009 to February 24, 2009 only. For the remainder of the quarter, interest income in the FP segment is generated by the Note Receivable from Affiliate and the VIEs. FSA Holdings continues to consolidate the results of the GIC Subsidiaries and the consolidated VIEs.

Results of Operations

        In November 2008, the Company ceased issuing GICs in contemplation of closing the sale of the Company to Assured.

Financial Products Segment

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net interest income from financial products segment	$34.3	$208.4
Net realized gains (losses) from financial products segment	(278.3)	—
Interest income on note receivable from affiliate	35.4	—
Net realized and unrealized gains (losses) on derivative instruments	(180.5)	430.6
Net unrealized gains (losses) on financial instruments at fair value	386.7	(441.5)
Income from assets acquired in refinancing transactions	1.6	3.7
Other income (loss)	(4.1)	6.5

Total Revenues	(4.9)	207.7
Net interest expense from financial products segment	(127.4)	(239.3)
Foreign exchange gains (losses) from financial products segment	16.6	(13.3)
Other operating expenses	(10.1)	(5.7)

Total Expenses	(120.9)	(258.3)

Income (loss) before income taxes	(125.8)	(50.6)
GAAP income to segment operating earnings adjustments	126.0	55.8

Pre-tax segment operating earnings (losses)	$0.2	$5.2

        The first quarter 2009 FP operating earnings include only the results of the VIEs, given Dexia's assumption of credit and liquidity risk, associated with the FP GIC business.

        The Company is subject to an investigation by the Antitrust Division of the U.S. Department of Justice (the "DOJ") and Securities and Exchange Commission ("SEC") of bid-rigging of awards of municipal GICs. In 2008, purported class action lawsuits and other civil actions were commenced related to the subject of these investigations, naming as defendants a large number of financial institutions, including the Company. See "Item 3. Legal Proceedings."

        The following table summarizes the components of the fair-value adjustments included in the results of operations of the FP segment:

	Three Months Ended March 31,
	2009	2008
	(in millions)
REVENUES Gains/(Losses):
Net interest income from financial products segment(1):
Fair-value adjustments on FP segment investment portfolio	$(99.5)	$76.0
Fair-value adjustments on FP segment derivatives	101.4	(76.1)

Net interest income from financial products segment	$1.9	$(0.1)

Net realized gains (losses) from financial products segment(1):
Fair-value adjustments attributable to impairment charges in FP segment investment portfolio	$(261.9)	$—

Net realized and unrealized gains (losses) on derivative instruments:
FP segment derivatives(1)(2)	$(180.5)	$430.6

Net unrealized gains (losses) on financial instruments at fair value:
FP segment:
Assets designated as trading portfolio)(1)	$(16.8)	$(62.2)
Fixed rate FP segment debt:
Fair-value adjustments other than the Company's own credit risk	291.0	(409.5)
Fair-value adjustments attributable to the Company's own credit risk	112.5	30.2

Net unrealized gains (losses) on financial instruments at fair value in the FP segment	$386.7	$(441.5)

(1)
Amounts for FP Investment Portfolio and FP derivatives supporting the GIC operations are recorded in FSAM, which was deconsolidated on February 24, 2009. Amounts related to FSAM pertain to activity through the FSAM Deconsolidation Date.

(2)
Represents derivatives not in designated fair-value hedging relationships.

FP Segment Investment Portfolio

        Prior to the FSAM Deconsolidation Date, the FP Segment Investment Portfolio was made up of:

  •
  the FP Investment Portfolio, consisting of the investments made with the proceeds of FSA-insured GICs; and

  •
  the VIE Investment Portfolio, consisting of the investments supporting the VIE liabilities.

        Since that date, the FP Investment Portfolio is no longer consolidated and the VIE Investment Portfolio is the only component of the FP Segment Investment Portfolio.

 Carrying Value of Investment Portfolio(1)
in the FP Segment

	At March 31, 2009	At December 31, 2008
	(in millions)
Note receivable from affiliate(2)	$13,576.3	$—
FP investment portfolio(2)	—	9,370.5
VIE investment portfolio(3)	805.0	931.5

Total	$14,381.3	$10,302.0

    (1)
    Includes Note Receivable from Affiliate.

    (2)
    The entities holding the FP Investment Portfolio, FSAM and FSA-PAL, were deconsolidated at February 24, 2009. Note Receivable from Affiliate represents the GIC Subsidiaries' receivable from FSAM.

    (3)
    After intra-segment eliminations.

        The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company's creditors, even in bankruptcy or other receivership.

FP Segment Debt

        The following table indicates the Company's par value of debt outstanding with respect to municipal and non-municipal GICs and VIE debt:

Par Value of FP Segment Debt by Type

	At March 31, 2009	At December 31, 2008(1)
	(in millions)
GIC debt:
Municipal	$5,426.8	$6,165.9
Non-municipal GICs:
CDOs of ABS GICs	3,115.2	4,042.9
Pooled corporate and CLO structured GICs	3,217.6	3,259.1
Other non-municipal GICs	805.3	830.4

Total non-municipal GICs	7,138.1	8,132.4

Total GIC debt	12,564.9	14,298.3
VIE debt	2,019.0	2,101.4

Total par value of FP segment debt	$14,583.9	$16,399.7

    (1)
    Excludes $1.3 billion of draws made by FSAM on its $5.0 billion Dexia line of credit outstanding at December 31, 2008. See "—Liquidity and Capital Resources—FP Segment Liquidity—Sources of Liquidity."

        GICs issued by the Company may be withdrawn based upon certain contractually established conditions. While management follows the performance of each contract carefully, withdrawals may occur substantially earlier than originally projected in some cases.

        Effective January 1, 2008, the Company elected to account for certain fixed rate FP segment debt at fair value under the fair value option in accordance with SFAS 159. The fair value option was elected to reduce volatility in income on fixed rate debt that is converted to floating U.S. dollar denominated debt through the use of derivatives. The fair value option allows the fair value adjustment on debt to be offset with the fair value charge on derivatives used to hedge interest and foreign exchange rate risk. All the FP segment debt carried at fair value was categorized as Level 3 in the SFAS 157 fair value hierarchy. However, since the FSAM Deconsolidation Date, the derivatives hedging FP Segment Debt are no longer consolidated within FSA Holdings results.

Taxes

        The Company's effective tax rate expense was 93% for the first three months of 2009. Its tax rate benefit was 39% for the first three months of 2008. The 2009 effective tax rate reflects a higher than expected tax rate of 35% due to an increase in valuation allowance of $115.1 million. The valuation allowance was recorded as a result of capital losses of FSAM for which the Company does not expect a tax benefit. Since FSAM is no longer consolidated, no valuation allowance existed at March 31, 2009. This adverse tax effect was partially offset by benefits accrued in respect of tax-exempt interest income and the non-taxable fair value adjustments related to the Company's committed preferred securities. The 2008 rate differs from the statutory rate of 35% due primarily to tax-exempt interest and the tax-exempt fair value adjustments related to the Company's committed preferred securities.

        Before the deconsolidation of FSAM, the Company had deferred tax asset of $3.3 billion primarily due to unrealized losses in FSAM's investment portfolio. As the Company was unable to definitively assert that it had the ability to hold these investments to maturity, a valuation allowance of $2.5 billion was established. The $2.5 billion valuation allowance included the positive effect of gains on fair valued liabilities at FSA Global. Subsequent to the FSAM Deconsolidation Date, the valuation allowance was removed as part of the deconsolidation of FSAM.

        The net deferred tax asset of $581 million at March 31, 2009 consisted primarily of deferred taxes on mark to market of CDS and loss reserves, offset by other net liabilities. The Company's management has concluded that no valuation allowance was required at March 31, 2009.

        The tax benefit from CDS mark to market and loss reserves would be realizable against future ordinary income. Negative evidence includes the uncertainty of selling financial guaranty policies in the future as well as the instability of the Company's credit rating by the three principal rating agencies. However, the Company has substantial streams of future premium earnings from its in force insured portfolio, with the total aggregating to approximately $3.7 billion at March 31, 2009. Even with the uncertainty of future business and the Company's credit ratings, future premium revenues, coupled with investment income less expenses, are expected to be more than sufficient to offset current incurred losses, including credit derivatives losses. The Company's loss reserves represent the discounted value of future claims. Therefore, the accretion of losses to the undiscounted future value has also been taken into consideration, and the Company does not anticipate any significant additional loss trends. The Company expects total future accretion on loss reserves of about $525.8 million. In addition, except for true credit losses, mark-to-market losses from CDS contracts will reverse over time. As the mark-to-market losses reverse, the deferred tax asset will also reverse. To the extent that true credit losses increase, the related mark-to-market losses will not fully reverse and the Company may not be able to offset such future losses against future ordinary income.

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

Summary of Exposure to Monolines

	At March 31, 2009
	Insured Portfolios
	FSA Insured Par Outstanding(1)	Ceded Par Outstanding	General Investment Portfolio(2)
	(in millions)
Assured Guaranty Re Ltd	$—	$34,332	$—
Radian Asset Assurance Inc.	94	25,518	1.0
RAM Reinsurance Co. Ltd.	—	12,321	—
Syncora Guarantee Inc.	1,330	4,295	26.3
CIFG Assurance North America Inc.	119	2,001	24.0
Ambac Assurance Corporation	4,918	1,054	624.4
ACA Financial Guaranty Corporation	19	943	—
Financial Guaranty Insurance Company	961	265	29.1
MBIA Insurance Corporation(3)	2,713	—	—
FGIC-MBIA-NPFG Cut-Through(4)	4,406	—	303.7
MBIA-NPFG Cut-Through(5)	1,259	—	558.8
Assured Guaranty Corp	945	—	79.5

Total	$16,764	$80,279	$1,646.8

(1)
Represents transactions with second-to-pay FSA-insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Represents amortized cost of investments insured by other monolines. Amortized cost includes write-downs of securities that were deemed to be OTTI.

(3)
In addition to amounts shown on the table, the VIE Segment Investment Portfolio includes a bond insured by MBIA that has an amortized cost of $12.6 million.

(4)
Financial Guaranty Insurance Company ("FGIC") exposure assumed by MBIA under cut-through reinsurance arrangement and subsequently assumed by NPFG.

(5)
MBIA exposure assumed by NPFG under cut-through reinsurance agreement, excluding FGIC-insured transactions shown under "FGIC-MBIA-NPFG Cut-Through."

Exposures to Monolines
and Ratings of Underlying Risks

	At March 31, 2009
	Insured Portfolios(1)
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)
	(dollars in millions)
Assured Guaranty Re Ltd.
Exposure(4)	$—	$34,332	$—
Triple-A	—%	5%	—%
Double-A	—	41	—
Single-A	—	37	—
Triple-B	—	15	—
Below Investment Grade	—	2	—
Radian Asset Assurance Inc.
Exposure(4)	$94	$25,518	$1.0
Triple-A	3%	7%	—%
Double-A	—	43	100
Single-A	15	38	—
Triple-B	58	11	—
Below Investment Grade	24	1	—
RAM Reinsurance Co. Ltd.
Exposure(4)	$—	$12,321	$—
Triple-A	—%	13%	—%
Double-A	—	42	—
Single-A	—	31	—
Triple-B	—	12	—
Below Investment Grade	—	2	—
Syncora Guarantee Inc.
Exposure(4)	$1,330	$4,295	$26.3
Triple-A	29%	—%	—%
Double-A	—	10	21
Single-A	21	31	76
Triple-B	26	59	—
Below Investment Grade	24	—	—
Not Rated	—	—	3
CIFG Assurance North America Inc.
Exposure(4)	$119	$2,001	$24.0
Triple-A	—%	2%	—%
Double-A	4	32	—
Single-A	15	34	100
Triple-B	81	28	—
Below Investment Grade	—	4	—
Ambac Assurance Corporation
Exposure(4)	$4,918	$1,054	$624.4
Triple-A	6%	—%	—%
Double-A	43	9	43
Single-A	33	38	53
Triple-B	10	53	3
Below Investment Grade	8	—	1

	At March 31, 2009
	Insured Portfolios(1)
	FSA Insured Par Outstanding(2)	Ceded Par Outstanding	General Investment Portfolio(3)
	(dollars in millions)
ACA Financial Guaranty Corporation
Exposure(4)	$19	$943	$—
Triple-A	—%	—%	—%
Double-A	69	72	—
Single-A	—	26	—
Triple-B	11	2	—
Below Investment Grade	20	—	—
Financial Guaranty Insurance Company
Exposure(4)	$961	$265	$29.1
Triple-A	—%	—%	—%
Double-A	5	—	64
Single-A	57	100	35
Triple-B	30	—	1
Below Investment Grade	8	—	—
MBIA Insurance Corporation
Exposure(4)	$2,713	$—	$—
Triple-A	—%	—%	—%
Double-A	53	—	—
Single-A	3	—	—
Triple-B	44	—	—
Below Investment Grade	—	—	—
FGIC-MBIA-NPFG Cut-Through(5)
Exposure(4)	$4,406	$—	$303.7
Triple-A	—%	—%	—%
Double-A	39	—	30
Single-A	58	—	68
Triple-B	3	—	2
Below Investment Grade	—	—	—
MBIA-NPFG Cut-Through(6)
Exposure(4)	$1,259	$—	$558.8
Triple-A	—%	—%	—%
Double-A	60	—	43
Single-A	40	—	49
Triple-B	—	—	7
Below Investment Grade	—	—	1
Assured Guaranty Corp.
Exposure(4)	$945	$—	$79.5
Triple-A	—%	—%	2%
Double-A	9	—	—
Single-A	24	—	81
Triple-B	8	—	17
Below Investment Grade	59	—	—

(1)
Ratings are based on internal ratings.

(2)
Represents transactions with second-to-pay FSA insurance that were previously insured by other monolines.

(3)
Ratings are based on the lower of S&P or Moody's.

(4)
Represents par balances for the insured portfolios and amortized cost for the investment portfolios.

(5)
FGIC exposure assumed by MBIA under cut-through reinsurance arrangement and subsequently assumed by NPFG.

(6)
MBIA exposure assumed by NPFG under cut-through reinsurance agreement, excluding FGIC-insured transactions shown under "FGIC-MBIA-NPFG Cut-Through."

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

        In determining whether the Company is the primary beneficiary of a particular VIE, a number of factors are considered. The significant factors considered are: the design of the entity and the risks it was created to pass-along to variable interest holders; the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure; the exposure that the Company cedes to third party reinsurers to reduce the extent of expected loss which the Company absorbs; and the portion of the VIE's total notional exposure covered by the Company's insurance policy. The Company's accounting policy is to first conduct a qualitative analysis based on the design of the VIE in order to identify whether it is the primary beneficiary. Should the qualitative analysis not provide a basis for conclusion, the Company performs a quantitative analysis in order to determine if it is the primary beneficiary of the VIE under review.

        In considering the significance of its interest in a particular VIE, the Company considers the extent to which both the variability it absorbs from the VIE and the Company's exposure to that VIE are material to the Company's own financial statements. The Company believes that its surveillance categories are an appropriate measure to use for identification of VIEs in which the Company absorbs other than insignificant variability. VIEs selected for this purpose are related to risks classified as surveillance Category IV, defined as "demonstrating sufficient deterioration to indicate that material credit losses are possible," or risks classified as surveillance Category V, defined as "transactions where losses are most probable." The Company believes that VIE-related risks classified as surveillance Categories IV and V are VIEs in which the Company absorbs a significant portion of the variability created by the particular VIE. For a more detailed description of the surveillance categories used by the Company, see Note 3 to the consolidated financial statements in Item 1.

        VIEs in which the Company holds a significant variable interest but which are not consolidated have been aggregated according to principle line of business for the purpose of disclosing the nature and extent of the Company's exposure to such VIEs. The Company aggregates such VIEs according to principle line of business, to appropriately reflect the VIE risk and reward characteristics in an aggregated manner. The table below displays the Company's exposure to these VIEs at March 31, 2009.

Non-Consolidated VIEs

	At March 31, 2009
	Liability
	Net Loss and Loss Adjustment Expense Reserve	Fair Value of Credit Derivatives	Net Par Outstanding	Number of VIEs
	(dollars in millions)
Asset-backed:
Domestic
Residential mortgages	$1,330.7	$6.7	$8,954.2	69
Consumer receivables	0.1	—	340.0	2
Pooled corporate	13.5	39.6	190.8	5
Other	—	13.6	125.7	1

Total asset-backed	1,344.3	59.9	9,610.7	77
Public finance:
Domestic	105.1	—	187.5	6
International	13.8	39.6	606.9	8

Total public finance	118.9	39.6	794.4	14

Total	$1,463.2	$99.5	$10,405.1	91

        FSA's interest in these non-consolidated VIEs is included in "loss and loss adjustment expense reserve" and "credit derivatives" in the Company's balance sheet.

        The Company has consolidated certain VIEs for which it has determined that it is the primary beneficiary. The table below shows the carrying value and classification of the consolidated VIEs assets and liabilities in the Company's financial statements:

Consolidated VIEs

	At March 31, 2009
	Total Assets	Total Liabilities
	(in millions)
FSA Global /Premier International Funding Co.	$1,082.4	$1,026.6

        FSA guarantees the assets held and the notes issued by FSA Global. As a result, FSA is exposed to the risk of non-payment of the assets held by FSA Global. There are no other arrangements, either explicit or implicit, which could require the Company to provide financial support to the VIEs.

Liquidity and Capital Resources

FSA Holdings Liquidity

        At March 31, 2009, FSA Holdings had cash and investments of $62.2 million available to fund the liquidity needs of its non-insurance operations. Because the majority of the Company's operations are conducted through FSA, the long-term ability of FSA Holdings to service its debt largely depends on its receipt of dividends from FSA or FSA's ability to repay its surplus notes held by, or repurchase its own shares from, FSA Holdings, which are subject to certain limitations. In 2008, Dexia Holdings contributed $1,012.1 million of capital to FSA Holdings. In the first quarter of 2008, FSA Holdings contributed capital to FSA of $500 million. In the third quarter of 2008, FSA issued a non-interest bearing surplus note with no term to FSA Holdings in exchange for $300 million.

        FSA Holdings paid no dividends in the first quarter of 2009 and paid $33.6 million in dividends in the first quarter of 2008.

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

FSA's Liquidity

        In its financial guaranty business, premiums (including premiums accounted for as credit derivative fees) and investment income are the Company's primary sources of funds to pay its operating expenses, insured losses and taxes. FSA's primary uses of funds are to pay operating expenses and dividends to its parent FSA Holdings, and pay claims under insurance policies in the event of default by an issuer of an insured obligation and the unavailability or exhaustion of other payment sources in the transaction, such as the cash flow or collateral underlying the obligations.

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

        Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and whether it accelerates its payment obligations in order to mitigate future losses. FSA did not draw on any alternative sources of liquidity to meet its obligations in 2008 or the first quarter of 2009. In prior years, FSA refinanced certain transactions using funds raised through the GIC Subsidiaries.

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

        At March 31, 2009, there was $67.1 billion in net par outstanding for pooled corporate CDS. At that date, approximately 46% of the obligations insured by the Company in CDS form referenced funded CDOs and 54% referenced synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

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

  •
  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at "Super Triple-A" levels at origination, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs.

        FSA's ability to pay dividends depends, among other things, upon FSA's financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of New York and other states. Under the New York Insurance Law, FSA may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by FSA during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income during this period. Based on FSA's statutory statements for 2008, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following March 31, 2009 is approximately $84.4 million, subject to certain limitations. FSA paid $10.0 million in dividends during the first quarter of 2009 and did not pay any dividends during the same period of 2008.

        FSA may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. The New York Superintendent had approved the repurchase by FSA of up to $500.0 million of its shares from FSA Holdings through December 31, 2008. FSA repurchased $70.0 million of shares of its common stock during the first six months of 2008 and retired the shares. FSA repurchased shares of its common stock from FSA Holdings totaling $180.0 million in 2007 and $100.0 million in 2006, respectively, and retired such shares.

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

  Leveraged Lease Transactions

        A leveraged lease transaction (a "Leveraged Lease Transaction") transfers tax benefits from a tax-exempt entity, such as a transit agency (lessee), to a tax-paying entity (lessor) by transferring ownership of a depreciable asset, such as subway cars, to the lessor. The municipality (lessee) remains the primary user of the asset. In 2004, Congress amended the Internal Revenue Code expressly to prohibit tax benefits derived from such Leveraged Lease Transactions.

        In Leveraged Lease Transactions, the lessor typically financed the purchase of the assets through a combination of equity and debt with the taxpayer (lessor) providing the equity and sharing the benefits of the arrangement with the municipality (lessee). The lessor, to minimize credit exposure to the municipality, required that the lessee interpose a highly rated payment agent to be responsible for the lease payments. Typically, the lessee prepays the lease obligation by making a deposit with a payment undertaking agent in consideration for its agreement to make scheduled lease payments, including the purchase option price due at the maturity of the lease, on the lessee's behalf.

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

        At April 9, 2009, the Company had strip par exposure of approximately $2.5 billion spread over 40 public entities, net of consensual terminations. The Company's strip exposure includes $1.9 billion related to U.S. municipalities and $568 million related to European lessees. The exposure is long dated and is expected to amortize over the next 32 years. In the event an early termination event is triggered and the lessee cannot meet its contractual obligation, the Company would be obligated to make such payments and seek reimbursement from the lessee. The standard financing terms of such reimbursement are Prime +2% to +3%, so there is a financial incentive for the creditworthy lessee to finance an early termination payment if one became necessary.

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

        AIG International Group, Inc. ("AIG") and Premier International Funding Co. among others, act as equity payment undertakers in a number of transactions in which FSA acts as strip coverage provider, with AIG acting as equity payment undertaker in the large majority of such transactions. AIG was downgraded in the third quarter of 2008 and FSA was downgraded by Moody's in the fourth quarter of 2008. As a result, 51 Leveraged Lease Transactions in which FSA acted as strip coverage provider have breached either a ratings trigger related to AIG or a ratings trigger related to FSA. Under Leveraged Lease Transactions, if an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on the 51 transactions with a current gross exposure of approximately $1.4 billion. If FSA is further downgraded to A+ or A1 and an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on a total of 75 transactions with a current gross exposure of approximately $2.4 billion.

        To date, none of the Leveraged Lease Transactions which involve FSA has experienced an early termination due to a lease default and a claim on the FSA guaranty. At April 9, 2009, approximately $175 million of cumulative strip par exposure had been terminated on a consensual basis. The Company expects that an additional approximately $144 million of strip par exposure is likely to be terminated on a consensual basis in the future. The consensual terminations have resulted in no claims on FSA.

        It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. The maximum amount of such claims is provided above. Because of the high interest rates due on a draw on FSA's policy and the possible loss of the use of the leased asset, the municipal lessees should have an incentive to make payments to the lessors. But in the current market environment it may be costly or even impossible for some lessees to fund the termination amounts on a timely basis. Lessees report that many lessors have granted extensions of time to find replacements. Moreover, the lessees may seek assistance from the United States Department of the Treasury to avoid or mitigate such payments. The Company is unable to determine the likelihood of such federal assistance.

  Sources of Liquidity

        Management believes that FSA's expected operating liquidity needs over the next 12 months can be funded from its cash and short-term investment balance and its operating cash flow. The Company's primary sources of liquidity available to pay claims on a short-term and long-term basis are cash flow from premiums written, FSA's investment portfolio and earnings thereon, reinsurance arrangements with third-party reinsurers, liquidity lines of credit with banks, and its CPS. FSA's ability to fund short-term and long-term operating cash flow is also dependent on factors outside management's control such as general credit and liquidity conditions within the market.

        FSA has a liquidity facility for $150.0 million, provided by commercial banks and intended for general application to transactions insured by FSA. If FSA is downgraded below Aa3 by Moody's and AA- by S&P, the lenders may terminate the commitment, and the commitment commission becomes due and payable. If FSA is downgraded below Baa3 by Moody's and BBB- by S&P, any outstanding loans become due and payable. At March 31, 2009, there were no borrowings under this arrangement, which expires on April 21, 2011.

        FSA has a standby line of credit in the amount of $350.0 million with a group of international banks to provide loans to FSA after it has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $350.0 million or the average annual debt service of the covered portfolio multiplied by 5%, which amounted to $1,595.5 million at March 31, 2009. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. This commitment has a ten-year term expiring on April 30, 2015. The ratings downgrade of FSA by Moody's to Aa3 in November, 2008 resulted in an increase to the commitment fee. No amounts have been utilized under this commitment at March 31, 2009.

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

FP Segment Liquidity

        In its FP segment, the Company historically relied on net interest income to fund its net interest expense and operating expenses. The FP segment business model was based on operating cash flow from interest and principal payments on the FP investments providing sufficient liquidity to pay the FP obligations on a timely basis. The Company sought to manage the FP operations' liquidity risk through the maintenance of liquid collateral and liquidity agreements. During the course of 2008, the FP segment developed significant liquidity shortfalls as a result of a number of factors, including (i) greater than anticipated GIC withdrawals; (ii) slower than anticipated amortization of RMBS owned in the FP Investment Portfolio; (iii) redemption/collateralization requirements triggered by the downgrade of FSA's ratings by Moody's; and (iv) a significant decline in market value of the FP Investment Portfolio due to a general market dislocation, leading to little demand for credit spread assets. FSAM addressed these shortfalls by accessing liquidity support provided by Dexia. On February 24, 2009, Dexia assumed credit and liquidity risks of the GIC operations through the execution of the FSAM Risk Transfer Transaction.

        Proceeds from the sale of GICs by the GIC Subsidiaries are loaned to FSAM. The terms governing FSAM's repayment of those proceeds to the GIC Subsidiaries match the payment terms under the related GIC. FSAM invests the proceeds in securities and enters into derivative transactions to convert most fixed-rate assets and liabilities into LIBOR-based floating rate assets and liabilities. As a result of the FSAM Risk Transfer Transaction, FSAM and FSA-PAL were deconsolidated from the Company's consolidated financial statements. The GIC subsidiaries, unlike FSAM, remain part of the Company's consolidated financial statements, notwithstanding the FSAM Risk Transfer Transaction. As a result, GICs issued to the third parties and the Note Receivable from Affiliate represent the primary liabilities and assets of the GIC business in the Company's consolidated financial statements and the source of FP liquidity risk.

        Unscheduled withdrawals of principal allowed by the terms of the GICs have increased due to a number of factors and have largely been associated with non-municipal GICs. The majority of municipal GICs insured by FSA relate to debt service reserve funds and construction funds. Debt service reserve fund GICs may be drawn earlier than expected upon a payment default by the municipal issuer. Construction fund GICs usually have withdrawal schedules based on expected construction funding requirements, but may be drawn earlier or later than expected due to actual construction progress of the underlying municipal project.

        The majority of non-municipal GICs insured by FSA were purchased by issuers of credit-linked notes that provide credit protection with respect to CDOs of ABS and CLOs. These issuers of credit-linked notes typically sell credit protection by entering into a CDS referencing specified asset-backed or corporate obligations. Such GICs may be and in many cases have been drawn earlier than expected to fund credit protection payments due by the credit-linked note issuer under the related CDS or upon an acceleration of the related credit-linked notes following a transaction event of default. Through March 31, 2009, $983.6 million of CDO of ABS GICs had been terminated due to an event of default in the CDOs of ABS transactions and subsequent liquidation of the assets of the CDO. In addition,

$852.0 million of cumulative pooled corporate CDO GICs had been terminated at that date due to an event of default caused by the bankruptcy of Lehman Brothers, the guarantor of the CDS protection buyer in those transactions.

        Further, liquidity risk related to FSA's ratings has increased as FSA has been downgraded or placed on negative outlook by the three major rating agencies. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the GIC provider posts collateral or otherwise enhances its credit. Such a downgrade could result in the need to post a significant amount of additional collateral in order to fund GIC withdrawals. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit.

        The November 2008 downgrade to Aa3 by Moody's resulted in a trigger breach on $1.7 billion of unsecured GICs and $1.6 billion of secured GICs. In respect of unsecured GICs, the Company posted $1.0 billion of collateral, terminated $0.4 billion of GICs and modified the trigger to below Aa3 on $0.2 billion of GICs. The Company also posted $80 million of additional collateral to secured GICs. At March 31, 2009, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.7 billion of GICs and the need to post collateral on GICs with a balance of $11.8 billion. At March 31, 2009, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e., BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $4.7 billion of GICs and repayment or collateralization of the remainder of the $7.8 billion of GICs outstanding.

        A downgrade would result in a significant increase in collateral required to be posted to avoid GIC terminations. In such event, the GIC Subsidiaries would be required to raise cash to fund such withdrawals by drawing on the Note Receivable from Affiliate. FSAM, in turn, would raise cash by accessing lines of credit provided by Dexia, selling assets, or borrowing against the value of such assets. In addition, assets posted as collateral are subject to changes in market value and ratings. Such changes may reduce the value of the collateral or disqualify the assets as collateral. To meet the increased collateral requirements, the GIC Subsidiaries would request additional collateral assets from FSAM, which may or may not be able to satisfy the request.

        The Company monitors the risk of unscheduled withdrawals with regular surveillance of the GIC agreements, including review of past activities, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risks. GICs can be categorized according to their potential for unscheduled withdrawals of principal, as follows: contingent draw GICs which may be drawn earlier than expected due to credit deterioration of the underlying referenced transactions; full flex GICs which allow withdrawals only for permitted purposes defined in the governing indentures; and fixed draw GICs which cannot be drawn earlier than scheduled. Fixed draw GICs include capitalized interest fund GICs that pay interest on an underlying bond issue during the construction phase of a project and escrow fund GICs that defease future obligations. The following table shows GIC principal balances, in millions, categorized according to potential for unscheduled withdrawals.

	At March 31, 2009		At December 31, 2008
	Principal Balance	Number of Contracts	Principal Balance	Number of Contracts
	(dollars in millions)
Contingent Draw:
CDOs of ABS	$3,115.2	39	$4,042.9	46
Corporate CDOs	3,217.6	81	3,259.1	81
Debt service reserve	2,219.1	253	2,242.8	254
Other	207.7	2	214.7	2

Subtotal	8,759.6	375	9,759.5	383
Full Flex:
Construction	2,275.1	53	2,691.5	58
Other	348.9	108	401.7	108

Subtotal	2,624.0	161	3,093.2	166
Fixed Draw:
Escrow	584.4	12	683.7	12
Capitalized interest	268.6	18	358.5	25
Other	328.3	12	403.4	12

Subtotal	1,181.3	42	1,445.6	49

Total	$12,564.9	578	$14,298.3	598

  Sources of Liquidity

        In 2008, to address FP segment liquidity requirements, Dexia entered into an agreement to provide a $5 billion committed, unsecured, standby line of credit (the "First Dexia Line of Credit") to FSAM. In addition, on November 13, 2008, the Company entered into two new agreements with Dexia and its affiliates in support of its FP operations, which provide additional protection through a $3.5 billion securities lending facility and a $500 million capital facility to cover economic losses beyond the $316.5 million of pre-tax losses estimated at the end of June 2008.

        In February 2009, FSAM, the GIC Subsidiaries and Dexia and its subsidiaries entered into a series of agreements that increased the credit facilities provided to FSAM from $5 billion to $8 billion and implemented the FSAM Risk Transfer Transaction.

        First, in February 2009, FSAM and Dexia Crédit Local entered into a second line of credit, pursuant to which Dexia Crédit Local provides a $3.0 billion committed standby line of credit (the "Second Dexia Line of Credit") to FSAM. The terms and conditions of the Second Dexia Line of Credit are substantially similar to those of the revolving credit agreement pursuant to which Dexia Crédit Local and Dexia Bank Belgium S.A. ("Dexia Bank Belgium") provide the $5.0 billion First Dexia Line of Credit to FSAM. The Second Dexia Line of Credit has a continually rolling five year term, subject to termination by Dexia Crédit Local upon five years notice. FSAM may only borrow under the Second Dexia Line of Credit if the entire commitment under the First Dexia Line of Credit has been borrowed and remains outstanding.

        Under the terms of the First Dexia Line of Credit, FSA guaranteed FSAM's repayment of any borrowings thereunder. FSA, FSAM, Dexia Crédit Local and Dexia Bank Belgium entered into a Guarantee Release Agreement in February 2009, pursuant to which such guarantee was released and terminated.

        Also in February 2009, FSA, FSAM, the GIC Subsidiaries, Dexia Crédit Local and Dexia Bank Belgium entered into an Amended and Restated Pledge and Intercreditor Agreement (the "Restated Pledge Agreement"). Pursuant to the Restated Pledge Agreement, FSAM granted security interests over substantially all its assets to (a) the GIC Subsidiaries, to secure FSAM's obligations to the GIC Subsidiaries under intercompany financing arrangements, and (b) Dexia Crédit Local, to secure borrowings under the Second Revolving Credit Agreement. The new security interest in favor of the GIC Subsidiaries is equal in priority to the existing security interest previously granted to FSA to secure FSAM's reimbursement obligations to FSA in respect of FSA guaranties in favor of various FSAM creditors (some, but not all, of which guaranties remain outstanding). The new security interest granted to Dexia Crédit Local to secure borrowings under the Second Dexia Line of Credit is subordinate (a) to the existing security interest in the same collateral that secures borrowings under the First Dexia Line of Credit, and (b) to the security interests of FSA and the GIC Subsidiaries in the same collateral, which are each senior to both of the security interests securing borrowings under the First and Second Dexia Lines of Credit. In addition, the new security interest in favor of the GIC Subsidiaries has been collaterally assigned to FSA to secure their reimbursement obligations to FSA in respect of FSA's guaranties of their GICs.

        In February 2009, FSA, FSAM and the GIC Subsidiaries entered into a Release and Termination Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, FSA's guaranty of certain assets held by FSAM, as well as its guaranty of FSAM's obligations under certain intercompany financing arrangements between FSAM and the GIC Subsidiaries, were released and terminated. In connection therewith, each of FSAM and the GIC Subsidiaries was released from any further obligation to pay FSA any premium in respect of the terminated guaranties or other FSA guaranties that will remain outstanding in connection with the FP operations.

        Certain notes held by FSA Global contain provisions that could extend the stated maturities of those notes. To ensure FSA Global will have sufficient cash flow to repay its own debt issuances that relate to such notes, FSA Global has entered into liquidity facilities with Dexia for $419.4 million. Certain notes held by FSA Global benefit from a liquidity facility with XL Insurance Ltd. for $341.5 million, of which $250 million was drawn by the note trustee on April 23, 2009.

Cash Flow

        The Company's cash flows from operations are heavily dependent on market conditions, the competitive environment and the mix of business originated. The following table summarizes cash flow from operations, investing and financing activities.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash provided by (used for) operating activities	$(380.3)	$140.1
Cash provided by (used for) investing activities	235.6	413.7
Cash provided by (used for) financing activities	91.7	(535.8)
Effect of changes in foreign exchange rates on cash balances	(0.4)	0.4

Net (decrease) increase in cash	(53.4)	18.4
Cash at beginning of year	108.7	26.6

Cash at end of year	$55.3	$45.0

  Cash Flow from Operations

        Premiums received were $22.2 million and $156.8 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in premiums received was primarily due to a significant decrease in upfront premiums on public finance transactions as rating agency concerns limited new business originations in 2009. Credit derivative fees decreased, primarily due to $62.0 million in termination payments.

        Losses paid increased significantly in 2009 primarily due to claim payments on insured HELOC obligations. Operating expenses paid decreased in 2009, primarily due to reductions in incentive compensation expenses.

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

        The decrease in cash from financing activities in 2009 was primarily the result of the Company's decision to cease issuing new GICs and the $500 million capital contribution in 2008.

Summary of Invested Assets

        The Company's consolidated cash and invested assets are summarized below.

Summary of Cash and Investments

	At March 31, 2009
	Financial Guaranty Segment				FP Segment
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,375.2	$5,383.1	$—	$—	$—	$—	$792.0	$796.0	$6,167.2	$6,179.1
Equity securities	1.8	0.6	—	—	—	—	—	—	1.8	0.6
Short-term investments	489.1	488.6	—	—	—	—	8.9	8.9	498.0	497.5
Trading portfolio	—	—	—	—	—	—	—	—	—	—
Assets acquired in refinancing transactions	—	—	182.5	182.8	—	—	—	—	182.5	182.8

Subtotal	5,866.1	5,872.3	182.5	182.8	—	—	800.9	804.9	6,849.5	6,860.0
Cash	55.3	55.3	—	—	—	—	—	—	55.3	55.3

Total	$5,921.4	$5,927.6	$182.5	$182.8	$—	$—	$800.9	$804.9	$6,904.8	$6,915.3

	At December 31, 2008
	Financial Guaranty Segment				FP Segment
	General Investment Portfolio		Assets Acquired in Refinancing Transactions(1)		FP Investment Portfolio		VIE Investment Portfolio(1)		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Long-term bonds	$5,398.8	$5,283.2	$—	$—	$8,750.4	$8,760.0	$923.1	$923.3	$15,072.3	$14,966.5
Equity securities	1.4	0.4	—	—	—	—	—	—	1.4	0.4
Short-term investments	651.1	651.9	—	—	463.3	463.3	8.2	8.2	1,122.6	1,123.4
Trading portfolio	—	—	—	—	248.6	147.2	—	—	248.6	147.2
Assets acquired in refinancing transactions	—	—	189.6	166.6	—	—	—	—	189.6	166.6

Subtotal	6,051.3	5,935.5	189.6	166.6	9,462.3	9,370.5	931.3	931.5	16,634.5	16,404.1
Cash	106.8	106.8	—	—	1.9	1.9	—	—	108.7	108.7

Total	$6,158.1	$6,042.3	$189.6	$166.6	$9,464.2	$9,372.4	$931.3	$931.5	$16,743.2	$16,512.8

(1)
The Company's management believes that the assets held in the VIE Investment Portfolio are beyond the reach of the Company's creditors, even in bankruptcy or other receivership. The balances in the assets acquired under refinancing transactions are beyond the reach of the Company's creditors, even in bankruptcy or other receivership.

        The Company includes variable rate demand notes ("VRDNs") in its long-term bond portfolios. VRDNs are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. VRDNs totaled $363.8 million and $286.8 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2008, VRDNs consisted of obligations backed by municipal obligors. For management purposes, VRDNs have been managed as short-term investments, although recent market conditions have raised questions about the liquidity of VRDNs.

  General Investment Portfolio

        The following tables set forth certain information concerning securities in the Company's General Investment Portfolio based on amortized cost:

General Investment Portfolio Fixed-Income Securities by Rating

Rating(1)	At March 31, 2009 Percent of Bonds
Triple-A(2)	39.6%
Double-A	40.5
Single-A	16.6
Triple-B	3.2
Below investment grade	0.1

Total	100.0%

(1)
Ratings are based on the lower of Moody's or S&P ratings available at March 31, 2009.

(2)
Includes U.S. Treasury obligations, which comprised 7.6% of the portfolio at March 31, 2009.

        The General Investment Portfolio includes bonds insured by FSA ("FSA-Insured Investments") that were acquired in the ordinary course of business. Of the bonds included in the General Investment Portfolio at March 31, 2009, 6.9% were insured by FSA, and 28.1% were insured by other monolines. All of the FSA-Insured Investments were investment grade without giving effect to the FSA insurance. The average shadow rating of the FSA-Insured Investments, which is the rating without giving effect to the FSA guaranty, was in the Single-A range. These assets are included in the Company's surveillance process and, at March 31, 2009, no loss reserves were anticipated on any of these assets. See "—Exposure to Monolines."

 General Investment Portfolio by Security Type

	At March 31, 2009			At December 31, 2008
Investment Category	Amortized Cost	Weighted Average Yield(1)	Fair Value	Amortized Cost	Weighted Average Yield(1)	Fair Value
	(dollars in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101.4	3.32%	$107.8	$103.7	3.33%	$112.8
Obligations of U.S. states and political subdivisions	4,366.7	4.79	4,405.4	4,321.1	4.84	4,239.8
Mortgage-backed securities	390.1	5.62	398.7	408.1	5.62	412.3
Corporate securities	191.2	4.91	195.6	206.2	4.89	210.4
Foreign securities	307.7	3.69	257.4	333.6	3.81	283.7
Asset-backed securities	18.1	4.95	18.2	26.1	5.15	24.2

Total bonds	5,375.2	4.77	5,383.1	5,398.8	4.81	5,283.2
Short-term investments	489.1	0.51	488.6	651.1	0.38	651.9

Total fixed-income securities	5,864.3	4.41	5,871.7	6,049.9	4.33	5,935.1
Equity securities	1.8		0.6	1.4		0.4

Total General Investment Portfolio	$5,866.1		$5,872.3	$6,051.3		$5,935.5

(1)
Yields are based on amortized cost and stated on a pre-tax basis.

        The following table shows the gross unrealized losses and fair value of bonds in the General Investment Portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Aging of Unrealized Losses of Bonds in the General Investment Portfolio

	At March 31, 2009
Aging Categories	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Loss as a Percentage of Amortized Cost
	(dollars in millions)
Less than Six Months(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$—	$—	$—	—%
Obligations of U.S. states and political subdivisions		301.2	(10.6)	290.6	(3.5)
Mortgage-backed securities		2.6	(0.0)	2.6	(0.5)
Corporate securities		—	—	—	—
Foreign securities		57.7	(0.9)	56.8	(1.5)
Asset-backed securities		—	—	—	—

Total	79	361.5	(11.5)	350.0	(3.2)
More than Six Months but Less than 12 Months(2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		—	—	—	—
Obligations of U.S. states and political subdivisions		509.3	(25.3)	484.0	(5.0)
Mortgage-backed securities		11.5	(3.1)	8.4	(27.1)
Corporate securities		8.9	(1.4)	7.5	(15.1)
Foreign securities		234.4	(46.0)	188.4	(19.6)
Asset-backed securities		—	—	—	—

Total	192	764.1	(75.8)	688.3	(9.9)
12 Months or More(3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.3	0.0	0.3	(5.1)
Obligations of U.S. states and political subdivisions		645.8	(48.9)	596.9	(7.6)
Mortgage-backed securities		21.4	(6.3)	15.1	(29.5)
Corporate securities		—	—	—	—
Foreign securities		14.7	(3.6)	11.1	(24.3)
Asset-backed securities		—	—	—	—

Total	212	682.2	(58.8)	623.4	(8.6)
Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies		0.3	(0.0)	0.3	(5.1)
Obligations of U.S. states and political subdivisions		1,456.3	(84.8)	1,371.5	(5.8)
Mortgage-backed securities		35.5	(9.4)	26.1	(26.6)
Corporate securities		8.9	(1.4)	7.5	(15.1)
Foreign securities		306.8	(50.5)	256.3	(16.4)
Asset-backed securities		—	—	—	—

Total	483	$1,807.8	$(146.1)	$1,661.7	(8.1)%

(1)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $1.6 million, or 16.0% of its amortized cost.

(2)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $4.4 million, or 19.9% of its amortized cost.

(3)
The largest unrealized loss on an individual investment, in terms of absolute dollars, was $3.5 million, or 34.1% of its amortized cost.

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

        Management has determined that the unrealized losses in fixed-income securities in the General Investment Portfolio at March 31, 2009 were primarily attributable to the current market volatility and foreign currency rates and has concluded that these unrealized losses are temporary in nature based upon: (a) the lack of principal and interest payment defaults on these securities; (b) the creditworthiness of the issuers; and (c) FSA's ability and current intent to hold these securities until maturity. At March 31, 2009 and December 31, 2008, 99.8% and 100%, respectively, of the securities that were in a gross unrealized loss position were rated investment grade. Management has based its conclusions on current facts and circumstances. Events could occur in the future that could change management conclusions about its ability and intent to hold such securities.

        The amortized cost and fair value of fixed-income securities in the General Investment Portfolio at March 31, 2009 and December 31, 2008, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities in the General Investment Portfolio
by Contractual Maturity

	At March 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$817.1	$824.1	$833.1	$837.7
Due after one year through five years	792.5	795.4	1,036.7	1,046.0
Due after five years through ten years	862.3	879.9	823.9	828.1
Due after ten years	2,984.2	2,955.4	2,922.0	2,786.8
Mortgage-backed securities(1)	390.1	398.7	408.1	412.3
Asset-backed securities(2)	18.1	18.2	26.1	24.2

Total fixed-income securities in General Investment Portfolio	$5,864.3	$5,871.7	$6,049.9	$5,935.1

(1)
Stated maturities for mortgage-backed securities of three to 30 years at March 31, 2009 and December 31, 2008.

(2)
Stated maturities for asset-backed securities of one to 15 years at March 31, 2009 and December 31, 2008.

Capital Adequacy

        S&P, Moody's and Fitch periodically make an assessment of FSA, which may include an assessment of the credits insured by FSA and of the reinsurers and other providers of capital support to FSA, to confirm that FSA continues to satisfy the rating agencies' capital adequacy criteria. Capital adequacy assessments by the rating agencies are generally based on FSA's qualified statutory capital, which is the aggregate of policyholders' surplus and contingency reserves determined in accordance with statutory accounting principles.

        Rating agency capital models, the assumptions used in the models and the components of the capital adequacy calculations, including ratings and, in the case of S&P, capital charges, are subject to change by the rating agencies at any time. FSA employs considerable reinsurance in its business to manage its single-risk exposures on insured credits, and downgrades by rating agencies of FSA's reinsurers could be expected to have a negative effect on capital adequacy measures.

        S&P's assessment of the credits insured by FSA are reflected in defined "capital charges." S&P's capital model simulates the effect of a four-year depression occurring three years in the future, during which losses equal 100% of capital charges. The insurer is required to survive this "depression scenario" with 25% more statutory capital than necessary to cover 100% of losses. Credit provided for reinsurance under the S&P capital adequacy model is generally a function of the S&P rating of the reinsurer and the qualification of the reinsurer as a "monoline" or "multiline" company. The downgrade of a reinsurer by S&P from the Triple-A to the Double-A category results in a decline in the credit allowed for reinsurance by S&P from 100% or 95% to 70% or 65%, while a downgrade to the Single-A category results in 50% or 45% credit under present criteria. S&P has also announced plans to introduce an additional capital adequacy model using a Monte Carlo distribution methodology. It has indicated it intends to retain the depression model as well.

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

  •
  potential for reduced market appetite for FSA-insured securities due to potential ratings downgrade from Fitch, Moody's and S&P;

  •
  the change in creditworthiness of, or the quality of support provided by, the Company's parent Dexia, on whom the Company relies for credit and liquidity support of the FP operations;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        An update of the sensitivity in the Company's portfolio of CDS contacts to changes in market credit spreads based upon the portfolio of CDS at March 31, 2009 and December 31, 2008 is included in "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Financial Guaranty Segment—Results of Operations—Credit Default Swaps."

        There has been no other material change in the Company's market risk since December 31, 2008.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        Due to the adoption of SFAS 163 on January 1, 2009, certain of the Company's systems and operational processes have been changed. Accordingly, certain of the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) were modified and, in some cases, replaced, in order to address the changes resulting from the implementation of SFAS 163. There has been no other change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        In addition to the below, the Company has received various regulatory inquiries and requests for information regarding a variety of subjects. These include (i) subpoenas duces tecum and interrogatories from the Attorney Generals of the State of Connecticut and the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies and (ii) subpoenas duces tecum and interrogatories from the Attorney General of the State of Connecticut and antitrust civil investigative demands from the Attorney General of the State of Florida relating to their investigations of alleged bid rigging of municipal GICs. The Company is in the process of satisfying such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Proceedings Related to the Financial Products Business

        In November 2006, (i) the Company received a subpoena from the Antitrust Division of the DOJ issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas the Company has furnished to the DOJ and SEC records and other information with respect to the Company's municipal GIC business. On February 4, 2008, the Company received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The Company has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

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

        The MDL 1950 court has determined that it will handle federal claims alleged in the consolidated class action complaint before addressing state claims. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        The Company and FSA also are named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

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

Item 1A.    Risk Factors.

        The Company has updated certain risk factors it previously disclosed in its annual report on Form 10-K for the year ended December 31, 2008. The risk factors are below.

The Acquisition of the Company by Assured may fail to close.

        On November 14, 2008, Dexia announced that Dexia and Assured entered into the Purchase Agreement, under which Assured will acquire all of Dexia's shares of the Company, subject to the satisfaction of specified closing conditions, including confirmation from S&P, Moody's and Fitch that the Acquisition of the Company would not have a negative impact on the financial strength ratings of Assured's insurance company subsidiaries or the Company's insurance company subsidiaries, and segregation or separation of the FP business, such that the credit and liquidity risk of the FP business resides with Dexia. The Company cannot estimate whether or when the remaining closing conditions will be satisfied, whether the Acquisition will be completed and, if completed, whether it will be structured as currently contemplated, or what the effects of such a change in control will be on the Company and its results of operations. If the Acquisition is not carried out, Dexia may explore other options with respect to the Company, including selling the Company or some of its operations to a third party or ceasing to write new business, which may have a material adverse effect on the Company.

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

        The Triple-A ratings of the Company's insurance company subsidiaries were placed on "review for downgrade" in July 2008 by Moody's and on "negative credit watch" in October 2008 by S&P and Fitch. In November 2008, Moody's downgraded the Company's insurance company subsidiaries to Aa3 (developing outlook). In May 2009, S&P took FSA off negative credit watch, leaving the AAA (negative outlook) rating, and Fitch downgraded the Company's insurance company subsidiaries to AA+ (ratings watch negative). These ratings actions have had a negative impact on the Company's market opportunities. FSA's ability to originate new insurance business and compete with other credit enhancers is based upon the perceived financial strength of FSA's insurance, which in turn is based in large part upon the financial strength ratings assigned to FSA by the major securities rating agencies. Credit ratings are an important component of a financial institutions' ability to compete in the financial guaranty market.

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

        If FSA were downgraded, the Company may be required to repay GICs or post collateral to its GIC counterparties. Most FSA-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below AA- by S&P or Aa3 by Moody's, unless the relevant GIC Subsidiary posts collateral or otherwise enhances its credit. Some FSA-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of FSA, typically below A3 by Moody's or A- by S&P, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. The November 2008 downgrade to Aa3 by Moody's resulted in a trigger breach on $1.7 billion of unsecured GICs and $1.6 billion of secured GICs. In respect of unsecured GICs, the relevant GIC

Subsidiaries posted $1.0 billion of collateral, terminated $0.4 billion of GICs and modified the trigger to below Aa3 on $0.2 billion of GICs. The relevant GIC Subsidiaries also posted $80 million of additional collateral to secured GICs. At March 31, 2009, a downgrade of FSA to below AA- by S&P or Aa3 by Moody's (A+ by S&P or A1 by Moody's) would result in withdrawal of $0.7 billion of GICs and the need to post collateral on GICs with a balance of $11.8 billion. Each GIC contract stipulates the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash collateral to, typically, 108% for asset-backed securities. Assuming an average margin of 105%, the market value of required collateral would be $12.4 billion. At March 31, 2009, a downgrade of FSA to below A- by S&P or A3 by Moody's (i.e., BBB+ by S&P or Baa1 by Moody's) would result in mandatory or optional withdrawals of $4.7 billion of GICs and repayment or collateralization of the remainder of the $7.8 billion of GICs outstanding.

        A downgrade could result in a significant increase in collateral required to be posted to avoid GIC terminations. In such event, FSAM would be required to raise cash to fund such withdrawals by accessing lines of credit provided by Dexia, selling assets or borrowing against the value of such assets. In addition, assets posted as collateral are subject to changes in market value and ratings. Such changes may reduce the value of the collateral or disqualify the assets as collateral. As a result, additional collateral, to which FSAM may or may not have access, may be required to be posted to meet collateral requirements.

The Company's loss reserves may prove inadequate.

        The Company's insurance policies guarantee financial performance of obligations over specified periods of time, in some cases over 30 years, and are generally non-cancellable. The Company recognizes a loss and loss adjustment expense reserve on a financial guarantee contract when management expects that a claim loss will exceed the unearned premium revenue for that contract based on the present value of expected net cash outflows to be paid under the insurance contract. The establishment of these reserves is a systematic process that considers quantitative and statistical information together with qualitative factors, resulting in management's best estimates of possible losses associated with providing credit protection at a given date under various scenarios and estimates of the probability weighting of such scenarios. However, the process is inherently uncertain, and the Company cannot assure that its reserves will prove adequate. In the course of 2008 and the first quarter of 2009, the Company adjusted reserves upward from quarter to quarter as the economic downturn worsened. There can be no assurance that such trend will not continue. If losses in its insured portfolio materially exceed the Company's loss reserves, it could have a material adverse effect on the financial ratings, results of operations and financial condition of the Company. For additional discussion of the Company's reserve methodologies, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty Segment—Results of Operations—Losses" and Note 3 to the consolidated financial statements in Item 1.

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

        At March 31, 2009, FSA had insured up to $2.5 billion of stipulated loss payments that may become due from investment grade municipal lessees upon early termination of Leveraged Lease Transactions. In the event of failure by the municipal lessees to make any stipulated loss payment when and if due, FSA would be obligated to pay such amounts, and would be entitled to reimbursement from the municipal lessees for any claims paid. AIG International Group, Inc. ("AIG") and Premier, among others, act as equity payment undertakers in a number of transactions in which FSA acts as strip coverage provider, with AIG acting as equity payment undertaker in the large majority of such transactions. AIG was downgraded in the third quarter of 2008 and FSA was downgraded by Moody's in the fourth quarter of 2008. As a result, 51 Leveraged Lease Transactions in which FSA acted as strip coverage provider have breached either a ratings trigger related to AIG or a ratings trigger related to FSA. Under Leveraged Lease Transactions, if an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on the 51 transactions with a current gross exposure of approximately $1.4 billion. If FSA is further downgraded to A+ or A1 and an early termination of the lease occurs and the lessee does not make the required early termination payment, FSA would be exposed to a possible liquidity claim on a total of 75 transactions with a current gross exposure of approximately $2.4 billion. For a discussion of the Leveraged Lease Transactions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—FSA's Liquidity—Leveraged Lease Transactions."

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

        Fitch and Moody's announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Subsequently they each announced that they are postponing their plans to shift to a global ratings scale, but may elect to do so in the future. Implementation of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers, which, in turn, might result in reduced demand for financial guaranty insurance.

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

        At March 31, 2009, the Company had reinsured approximately 23% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to Single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default in amounts due to the Company and such reinsurer obligations may not be adequately collateralized.

Increased competition could reduce the Company's new business originations.

        The Company's insurance company subsidiaries face competition from uninsured executions in the capital markets, other monoline financial guaranty insurers, banks and other credit providers, including government-sponsored entities in the mortgage-backed and multi-family sectors. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on the Company's insurance business. In recent years, FSA also faces competition from new entrants to the market, including Berkshire Hathaway Assurance Company, Municipal and Infrastructure Assurance Corporation and National Public Finance Guaranty Corp., an affiliate of MBIA. In addition, there have been proposals for Congress to establish a federally chartered bond insurer and for states and pension funds to establish bond insurers. Any such bond insurer may have a competitive advantage over FSA.

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

        At March 31, 2009, the Company's General Investment Portfolio had a fair value of approximately $5.9 billion dollars, almost entirely invested in bonds, primarily municipal bonds. The Company's investment strategy is to invest in highly rated marketable instruments of intermediate average duration so as to generate stable investment earnings with moderate market value or credit risk. Nonetheless, any increase in prevailing interest rates would reduce the market value of securities in the Company's

General Investment Portfolio, which would in turn reduce the Company's capital as measured under GAAP. The market value of the General Investment Portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the General Investment Portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements which impact investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

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

        Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue.

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

The Company is exposed to volatility in GAAP net income from incorporating its own credit risk in the valuation of FP segment liabilities carried at fair value.

        Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. The fair-value option may be applied to single eligible instruments, is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company's fair value elections were intended to mitigate the volatility in earnings that had been created by not recording financial instruments and the related risk management instruments at fair value, to eliminate the operational complexities of applying hedge accounting or to conform to the fair value elections made by the Company in 2006 under its IFRS reporting to Dexia. However, under SFAS No. 157, "Fair Value Measurements," the Company must incorporate its own credit risk in the valuation of liabilities which are carried at fair value, which adds volatility to GAAP earnings. During 2008 and the first quarter of 2009, the Company's credit spread widened, leading to material unrealized gains.

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

        Under the Purchase Agreement, Dexia has agreed to indemnify Assured from any losses associated with the FP business, including the DOJ and SEC investigations.

The Company's ability to make debt service payments on its outstanding debt is subject to the financial strength of its insurance company operations.

        Because it is a holding company, the registrant does not conduct operations or generate material income. Instead, FSA Holdings' financial condition and results of operations, and thus its long-term ability to service its debt, will largely depend on its receipt of dividends from, or share repurchases by, FSA. FSA's ability to declare and pay dividends to the Company depends, among other factors, upon FSA's financial condition, results of operations, cash requirements, and compliance with rating agency requirements for maintaining its ratings, and is also subject to restrictions contained in the applicable insurance laws and regulations. Based on FSA's statutory statements for the first three months of 2009, the maximum amount available for payment of dividends by FSA without regulatory approval over the 12 months following March 31, 2009 is approximately $84.4 million. The Company has $46.1 million in debt service payments due over the 12 months following March 31, 2009, unless it elects to defer payments on its junior subordinated debentures, which would reduce its annual debt service payments due by $19.2 million per year for up to 10 years.

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

Item 6.    Exhibits.

(a)
Exhibits

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended March 31, 2009 and 2008.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2009	FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.
/s/ LAURA A. BIELING
	By:	Laura A. Bieling Managing Director & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Financial Security Assurance Inc. for the periods ended March 31, 2009 and 2008.